Form 10QSB
period 2000-03-31
SCIENTIFIC FUEL TECHNOLOGY INC
filed 2000-04-24
CIK 1099509

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                        For Quarter Ended: MARCH 31, 2000


                         Commission File Number: 0-28685



                        SCIENTIFIC FUEL TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                88-0434606
    (State of Incorporation)                   (IRS Employer ID No)



                    636 WILSHIRE BLVD., LOS ANGELES, CA 90048
                     (Address of principal executive office)



                1850 EAST FLAMINGO RD #111, LAS VEGAS, NV 89119
                 (Former address of principal executive office)

                                 (323) 658-4205
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No  .


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2000 was 10,000,000 shares, held by approximately 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes     No X.

                        SCIENTIFIC FUEL TECHNOLOGY, INC.

                                      INDEX

                                                                                                           Page
                                                                                                            No.
Part I.       Financial Information

      Item 1. Balance Sheet - March 31, 2000 (unaudited) and December 31, 1999 (audited)                     3

              Statement of Operations -                                                                      4
              Three Months Ended March 31, 2000 and 1999 and October 29, 1996 (inception) to
                March 31, 2000

              Statement of Stockholders' Deficit -                                                           5
              Three Months Ended March 31, 2000

              Statements of Cash Flows -                                                                     6
              Three Months Ended March 31, 2000 and 1999 and October 29, 1996 (inception) to
                March 31, 2000

              Notes to Financial Statements -                                                               7-8
              Three Months Ended March 31, 2000 and 1999

      Item 2. Managements Discussion and Analysis or Plan of Operation                                     9-10


Part II.      Other Information                                                                             11

SCIENTIFIC FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET



                                                                               March 31,      December 31,
                                                                                  2000           1999
                                                                              (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $    200        $    200
                                                                                --------        --------
Total current assets                                                                 200             200
Other assets                                                                          --              --
                                                                                --------        --------
  Total assets                                                                  $    200        $    200
                                                                                ========        ========



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Officer advances                                                              $  1,000        $  1,000

                                                                                --------        --------
Total current liabilities                                                          1,000           1,000


STOCKHOLDER'S DEFICIT
  Common stock, $.001 par value. Authorized 20,000,000 shares; issued and         10,000          10,000
   outstanding 10,000,000 shares

  Retained earnings (deficit)                                                    (10,800)        (10,800)
                                                                                --------        --------
Total stockholder's deficit                                                         (800)           (800)
                                                                                --------        --------
                                                                                $    200        $    200
                                                                                ========        ========

See accompanying notes to financial statements.

SCIENTIFIC FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
OCTOBER 29, 1996 (INCEPTION) TO MARCH 31, 2000
(UNAUDITED)

                                                                                OCT. 29,
                                                                                 1996
                                               THREE MONTHS ENDED             (INCEPTION)
                                                    MARCH 31,                 TO MAR. 31,
                                              2000             1999               2000
SALES AND REVENUES                         $       --       $       --       $         --
COST OF SALES                                      --               --                 --
                                           ----------       ----------       ------------
GROSS PROFIT                                       --               --                 --

OTHER EXPENSE
  General and administrative expense               --               --             10,800
                                           ----------       ----------       ------------
                                                   --               --             10,800
                                           ----------       ----------       ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                --               --            (10,800)
INCOME TAXES                                       --               --                 --
                                           ----------       ----------       ------------
NET EARNINGS (LOSS)                                --               --            (10,800)
                                           ==========       ==========       ============

NET EARNINGS (LOSS) PER SHARE              $       --       $       --       $     (0.001)
                                           ==========       ==========       ============

WEIGHTED AVERAGE SHARES OUTSTANDING        10,000,000       10,000,000         10,000,000
                                           ==========       ==========       ============


See accompanying notes to financial statements.

SCIENTIFIC FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S DEFICIT
THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)


                                        Common Stock              Accumulated
                                   Shares         Par Value          Deficit           Total

BALANCE, December 31, 1999       10,000,000       $   10,000       $  (10,800)       $     (800)

Net income (loss)                                                          --                --
                                 ----------       ----------       ----------        ----------
BALANCE, March 31, 2000          10,000,000       $   10,000       $  (10,800)       $     (800)
                                 ==========       ==========       ==========        ==========


See accompanying notes to financial statements.

SCIENTIFIC FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
OCTOBER 29, 1996 (INCEPTION) TO MARCH 31, 2000
(UNAUDITED)

                                                                                          OCT. 29,
                                                                                            1996
                                                                                         (INCEPTION)
                                                           THREE MONTHS ENDED MARCH 31,   TO MAR. 31,
                                                                 2000          1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                           $     --       $     --      $(10,800)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Stock issued for services                                         --             --        10,000
  Increase in officers advances                                     --             --         1,000

                                                              --------       --------      --------
Net cash provided by (used in) operating activities                 --             --           200
                                                              --------       --------      --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

                                                                    --             --            --
                                                              --------       --------      --------
Net cash provided by (used in) investing activities                 --             --            --
                                                              --------       --------      --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

                                                                    --             --            --
                                                              --------       --------      --------
Net cash provided by (used in) financing activities                 --             --            --
                                                              --------       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                --             --           200
CASH AND CASH EQUIVALENTS, beginning of period                     200             --            --
                                                              --------       --------      --------
CASH AND CASH EQUIVALENTS, end of period                      $    200       $     --      $    200
                                                              ========       ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                    $     --       $     --      $     --
  Income taxes                                                $     --       $     --      $     --

See accompanying notes to consolidated financial statements.

SCIENTIFIC FUEL TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1) ORGANIZATION AND BUSINESS OPERATIONS - Scientific Fuel Technology, Inc. (a development stage company) (the "Company") was organized October 29, 1996, under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7 is considered a development stage company. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

              The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

              On October 29, 1996, the Company issued 10,000,000 shares of its $0.001 par value common stock for services in the amount of $10,000.

         (2) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (3) CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (4) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999, which is included in the Company's Form 10-KSB for the year ended December 31, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         (5) INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.

         (6) NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.


B.       GOING CONCERN

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


C.       STOCKHOLDER'S EQUITY

         The Company has 20,000,000 shares of its $0.001 par value common stock authorized and 10,000,000 shares issued. There are no warrants or options outstanding.


D.       RELATED PARTY TRANSACTIONS

         The Company neither owns or leases any real or personal property. Office services are provided without charge by the director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

         While the Company is seeking additional capital through a merger with an existing operating company, the officer and director of the Company has advanced funds, on an interest free basis, on behalf of the Company to pay for any costs incurred by it.

E.       SUBSEQUENT EVENT

         Pursuant to an Agreement and Plan of Reorganization dated as of April 6, 2000 by and between Vertical Computer Systems, Inc., a Delaware corporation ("VCSY") and Anthony DeMint ("DeMint"), a resident of the state of Nevada. VCSY acquired from DeMint on April 6, 2000, 10,000,000 common shares of the Company in exchange for 2,000,000 newly issued common shares of VCSY. The 10,000,000 common shares of the Company represent 100% of the issued and outstanding shares of the Company.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company that desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7) (b)
         (3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original stockholders, the Company has not commenced any operational activities.

         Management is actively engaged in seeking a qualified company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenue, future prospects or other characteristics of that company.

         The Company will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

         The Company will not restrict its search for any specific kind of business, but may acquire a business that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

         The Company's stockholders have agreed that they will advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation or repayment unless the owners of the business which the Company acquires or merges with agree to repay all or portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such stockholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

         The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, stockholder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - Not applicable
                  (b) Reports on Form 8-K - None during the current quarter.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SCIENTIFIC FUEL TECHNOLOGY, INC.



         Date:    April 20, 2000         By:      /s/ Richard Wade
                                                  ------------------------------
                                                  Richard Wade, President and
                                                  Principal Accounting Officer