Form 10QSB
period 2000-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2000-08-14
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _______________.

                         Commission file number 0-28685

                         VERTICAL COMPUTER SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                        65-0393635
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                             6336 Wilshire Boulevard
                          Los Angeles, California 90048
                    (Address of Principal Executive Offices)

                                 (323) 658-4211
                           (Issuer's Telephone Number)

                        Scientific Fuel Technology, Inc.
                     (Former name of small business issuer)

                     1203 Healing Waters, Las Vegas NV 89031
                   (Former address of small business issuer)

      Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 746,787,820 shares issued and outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets (unaudited) as of June 30, 2000
           and December 31, 1999                                               3

        Consolidated Statements of Income (unaudited) for the
           Three Months Ended June 30, 2000 and 1999 and
           Six Months Ended June 30, 2000 and 1999                             5

        Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended June 30, 2000 and 1999                             6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     15

Item 2  Changes in Securities and Use of Proceeds                             15

Item 3  Defaults Under Senior Securities                                      17

Item 4. Submission of Matters To A Vote Of Security Holders                   17

Item 5  Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Item 1. Financial Statements

                                                            June 30,    December 31,
                                                              2000          1999
                                                          -----------   -----------
                                                          (Unaudited)      (Note)
Assets

Current assets:
   Cash and cash equivalents                              $ 8,736,736   $   210,924
   Accounts receivable, trade, net,                            71,721        14,456
   Due from related parties                                    19,430        30,247
   Stock subscription receivable                               15,733        30,700
   Other receivable                                            22,107        30,285
   Prepaid expenses                                            74,516             0
                                                          -----------   -----------

   Total current assets                                     8,940,243       316,612
                                                          -----------   -----------

Property and equipment, net of accumulated depreciation
  and amortization                                            471,038        28,768

Goodwill                                                      227,779             0
Investment                                                    455,457         9,987
Deposits                                                       12,370         8,000
                                                          -----------   -----------

Total assets                                              $10,106,887   $   363,367
                                                          ===========   ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                       $   123,983   $    31,657
   Accrued dividends                                           34,891        34,891
   Payable due to officer                                       1,000        15,453
   Payable due to shareholder                                       0        13,708
   Note payable                                                     0       100,000
                                                          -----------   -----------

   Total current liabilities                                  159,874       195,709
                                                          -----------   -----------

Total liabilities                                         $   159,874   $   195,709
                                                          -----------   -----------

Commitments and Contingencies (Notes 4 and 5)

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30,         December 31,
                                                              2000              1999
                                                        ---------------    ---------------
                                                          (Unaudited)          (Note)
Shareholders' Equity (Notes 10 and 11)
   Preferred Stock:
      Common stock; $0.00001 par value;
       1,000,000,000 shares authorized; 746,787,820
       shares issued and outstanding at June 30, 2000;
       926,603,100 shares issued and outstanding at
       December 31, 1999                                          7,468              9,266
      Series A 4% Convertible Preferred stock; $0.001
       par value; 600,000 shares authorized; 50,000
       shares issued and outstanding at June 30,
       2000 and nil shares issued and outstanding at
       December 31, 1999                                             50                  0
      Series B 10% Convertible Preferred stock;
       $0.001 par value; 375,000 shares authorized;
       7,200 shares issued and outstanding at
       June 30, 2000 and December 31, 1999                            7                  7
      Series D 15% Convertible Preferred stock;
       $0.001 par value; 300,000 shares authorized;
       25,000 shares issued and outstanding at
       June 30, 2000 and December 31, 1999                           25                 25
      Note receivable from shareholder                         (178,786)          (166,984)
      Subscription receivable                                (1,443,050)
      Additional paid-in capital                             13,024,388            388,171
      Accumulated deficit                                    (1,463,089)           (62,827)
                                                        ---------------    ---------------

Total shareholders' equity                                    9,947,013            167,658
                                                        ---------------    ---------------

Total liabilities and shareholders' equity              $    10,106,887    $       363,367
                                                        ===============    ===============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                 ------------------------------    ------------------------------
                                                      2000             1999             2000             1999
                                                 -------------    -------------    -------------    -------------
Net sales                                        $      11,754    $     146,941    $      68,450    $     326,415

Cost of goods sold                                       9,791           10,649           20,397           24,697
                                                 -------------    -------------    -------------    -------------

Gross profit                                             1,963          136,292           48,053          301,718
                                                 -------------    -------------    -------------    -------------

Operating expenses:
   Selling, general and
   administrative expenses                           1,015,838          114,648        1,594,836          201,984
                                                 -------------    -------------    -------------    -------------

Total operating expenses                             1,015,838          114,648        1,594,836          201,984
                                                 -------------    -------------    -------------    -------------

Income from operations                              (1,013,875)          21,644       (1,546,783)          99,734

Interest Income                                        160,078                0          160,078                0
Interest expense                                       (13,558)              (2)         (13,558)             (26)
                                                 -------------    -------------    -------------    -------------

Net income                                       $    (867,355)   $      21,642    $  (1,400,263)   $      99,708
                                                 =============    =============    =============    =============

Basic and Diluted earnings
   per share                                     $       (.001)   $       0.127    $       (.002)   $       0.587
                                                 =============    =============    =============    =============

Weighted average number of shares outstanding:
     Basic and Diluted                             750,006,735          170,000      719,094,264          170,000
                                                 =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
Cash flows from operating activities:
   Net income                                                          $ (1,400,262)   $     99,709
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
       Depreciation and amortization                                         22,893          25,000
       Gain/(Loss) on Reorganization                                              0          70,235
       Compensation expense on non-statutory stock
          options to non-employees                                          424,197               0
Changes in operating assets and liabilities:
         Receivables, including related parties                             (43,233)        (73,789)
         Prepaid expenses and other current assets                          (74,516)           (500)
         Other assets                                                      (219,651)              0
         Deposits                                                            (4,370)              0
         Accounts payable                                                    23,048           7,165
         Accounts payable, related party                                    (38,161)        (19,189)
                                                                       ------------    ------------

Net cash (used in) provided by operating activities                      (1,310,055)        108,631
                                                                       ------------    ------------

Cash flows from investing activities:
   Acquisition of computer hardware                                        (465,162)        (20,557)
   Purchase of investments                                                 (445,470)              0
                                                                       ------------    ------------

Net cash provided by (used in) investing activities                        (910,632)        (20,057)
                                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of 504 warrants                                   700,000               0
   Issuance of Preferred Series A stock                                   9,000,000               0
   Proceeds from exercise of Series A stock                               1,000,000               0
   Proceeds from exercise of stock options                                   46,500               0
                                                                       ------------    ------------

Net cash (used in) provided by financing activities                      10,746,500               0
                                                                       ------------    ------------

Net change in cash                                                        8,525,813          88,074

Cash, at beginning of period                                                210,923           8,309
                                                                       ------------    ------------

Cash, at end of period                                                 $  8,736,736    $     96,383
                                                                       ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                          $     13,558    $    NIL
     Income taxes                                                      $    NIL        $    NIL
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 1999.

The Company was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly-owned subsidiary. On October 21, 1999, the Company acquired the outstanding capital stock of Externet World, Inc. ("EW"), with the issuance of 786,433,100 shares of the Company's common stock. The issuance of the Company's common stock to the shareholders of EW made the Company become an active operating entity. Generally accepted accounting principles requires that the Company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. The relevant acquisition process utilizes the capital structure of Vertical Computer Systems, Inc. and the assets and liabilities of EW are recorded at their historical cost. EW is the continuing operating entity for financial reporting purposes and the financial statements prior to October 21, 1999 represent EW's financial position and results of operations. The net assets of $35,609 of Vertical Computer Systems, Inc. are included as of October 21, 1999. Although EW is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change. The Company is a software development company, which provides global e-commerce solutions. During December 1999, the Company acquired the software rights to MLE (aka "EMILY"), a computer language, which assists the Company in the development of software products.

Note 2 - New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

Note 3 - Earnings Per Share

Options to purchase 2,100,000 shares of common stock at an average price of $0.0562, were granted in June 15, 1992 and remained outstanding at June 30, 1999; these have been split adjusted. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be antidulitive effect on earnings per share.

Options to purchase 4,000,000 shares of common stock at an average price of $0.769 were granted in the three months ended June 30, 2000 with 2,600,000 of those unexercised and outstanding at June 30, 2000. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be antidulitive effect on earnings per share.

Note 4 - Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

Note 5 - Subsequent Event

There are no material subsequent events requiring disclosure as of the date of this report.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Financial Statements of Vertical Computer Systems, Inc. and Subsidiaries and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the six months ended June 30, 2000 and June 30, 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview

Vertical Computer Systems, Inc. and Subsidiaries (VCSY) operates in the high technology industry and is a software development company with limited revenue generated at this time. It is a multi-lingual portal provider, software developer and e-commerce solutions company based in the United States. The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered operating losses, although it does not have a capital deficiency as of June 30, 2000.

Management's plan is to continue its strategy to offer an expansive network of in-country portals, emphasizing its business-to-business (B2B) applications along with accommodating business-to-consumer (B2C) applications. These portals allow users, through VCSY's global alliances and its proprietary state-of-the-art technology, unique access to a wide range of resources, which are specifically designed around the needs and desires of targeted communities around the world. Two recognizable alliances established in recent months include Net2Phone and WebAddressBook.com which greatly add to the usability and "stickiness" of the portals.

Two of the multi-lingual portals are already online but are being restructured with improved visual appeal and greater ease of use: The China Bridge (http://www.thechinabridge.com) and The Brazil Bridge
(http://www.thebrazilbridge). Future plans under review and development include a US portal as the "gateway", Indian, French, Israeli/Hebrew, Italian and Australian portals.

For the development of these portals, VCSY intends to work with strong, strategic international partners who offer investment capital to expand into new arenas, fuel VCSY Internet businesses, and help the development of the Internet portals within.

VCSY also develops on its own and will continue to review partnerships with other regionally established suppliers of Internet infrastructure and content, top management and authorities, as well as companies and individuals with expertise and familiarity with the financial, business and

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

marketing communities. In accordance with the VCSY business plan for the development of multi-lingual portals, the company continues to align itself with partners whose infrastructures and goals are complementary to its own. Additionally, the companies that VCSY is selecting to align itself with are poised to make an immediate impact in the country in which the portal operates. The specific purposes of these partners are to develop a major network of portals in different countries, and to market Vertical's proprietary and licensed technologies throughout the world while developing its own applications.

With all these multi-lingual portals integrated in one worldwide portal and the development of unique technological assets, VCSY is working to establish itself as a leader in worldwide e-business, competing with the major portal providers and other technology companies providing XML solutions.

ZAPQUOTE, S.A.

In recent months, VCSY entered into two joint ventures with ZAPQuote, S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets. ZAPQuote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAPQuote, S.A. also has a major position in providing back office software to many of Brazil's major financial institutions.

Both joint venture ownerships are held 50% by VCSY and 50% by ZAPQuote, S.A. The terms of the first joint venture call for VCSY to provide the latest in U.S. technology and products while ZAPQuote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities along with the initial financing for the project. The specific purpose of this joint venture is to develop a major Internet portal in Brazil and to market VCSY's proprietary and licensed technologies throughout the country.

The second joint venture was entered into to develop ZAPQuote, S.A.,'s proprietatry wireless financial applications for business in countries and territories around the world, excluding South America.

EMILY SOLUTIONS

VCSY acquired the rights to Emily Solutions web technology on December 16, 1999. Emily Solution's main product, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create websites that intercommunicate via XML and HTTP. The Emily Framework is intended to be an engineering package comparable to other web development tools such as Allaire Cold Fusion or Microsoft Frontpage.

The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that already runs on Windows NT, Linux and several UNIX platforms. MLE is intended to be both a complement and possibly an alternative to Java on the server side. MLE implements XML explicitly designed for server-to-server communication, XML being the industry-endorsed format for business- to-business communication.

On August 3, 2000, the Company released the official beta version of the first two products of its MLE solutions suites. The beta tests have commenced with a number of cross-industry

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

corporations across the United States. The general release of these two MLE products is scheduled for September 30, 2000.

GLOBALFARE.COM

In May, 2000 VCSY acquired 100% of Globalfare.com, Inc., which is a one-stop internet travel center. Currently, management is working on several alliances with certain domestic and international airlines and other travel providers to ensure a vast offering to VCSY's portal users as well as to anyone who goes directly to www.globalfare.com. The Company plans to provide guidebook-like content for the site so as to create the world's most complete source of online information for travelers.

POINTMAIL.COM, INC.

In June, 2000 VCSY acquired 100% of Pointmail.com, Inc., which has proprietary, web-based e-mail software that will enhance the Company's existing Postmaster internet service. This latter service is universally accessible by using a web browser without the need to install software. This package is scheduled for release in late 2000.

Another of Pointmail's software packages is FinanceCentral, which is an application system that provides investors and financial institutions with a variety of financial services directed toward sophisticated investment analyses. This package is scheduled for release in late 2000.

iNETPURCHASING, INC.

VCSY entered into two joint venture agreements with iNetPurchasing.com, Inc.
(iNPI). Terms of one agreement call for iNPI to market VCSY's existing and developmental products, including MLE, to state and local governments within the U.S. as part of its comprehensive e-solutions bundle.

The second joint venture calls for VCSY to internationally market iNPI's online procurement services through VCSY's alliances abroad. The initial marketing targets will be foreign governments, partly in response to certain standards set forth by the WorldBank, ExlmBank and USAID requiring recipient nations to implement modern procurement procedures before the release of funds. VCSY will target international public and private companies as well.

In May 2000, VCSY invested $500,000, in consideration of 2.5% of iNPI's outstanding shares and a royalty license, which provides for royalty payments to VCSY based upon iNPI's transactional fees.

EXTERNET WORLD, INC.

VCSY owns 100% of Externet World, Inc., and as a result, owns a 25.2% interest in the French shopping portal provider Externet World SARL, a French corporation.

Externet World, Inc. is a global e-corporation solutions company comprised of three segments:

      - Internet services (including web hosting, custom website development and

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            design),
      -     turn-key software design, and
      -     development of proprietary software for the online casino industry.

The Company has significantly reduced Externet World, Inc.'s operations to focus on other projects that management foresees will result in a greater increase to shareholder value.

Income/(Loss) from Externet World, SARL is recorded using the equity method of accounting. The income/(loss) generated is not material to VCSY's operations and no income/(loss) has been recorded in the financial statements for the period ended June 30, 2000 due to unavailability of financial information from Externet World, SARL.

Results of Operations

Net sales for the six months ended June 30, 2000 are primarily made up of software development, web-site hosting through Externet World,Inc., and travel bookings through Globalfare.com. This compares to the same period ended June 30, 1999 where the majority of revenues were from a software development contract with Externet World, Inc. and some incidental computer sales to clients requiring separate servers maintained onsite.

Cost of Goods Sold (COGS) for the six month period ended June 30, 2000 includes the costs of outside web-hosting by a third party if Security Socket Layers
(SSL) were required for the web-site(s). Also for this period, COGS includes the cost of tickets sold through Globalfare.com. For the six month period ended June 30, 1999, the primary COGS was the website hosting charges for SSL requirements as well as the costs for computers and peripherals that were purchased on behalf of client(s).

The net loss generated during the six months ended June 30, 2000 ($1,400,262) was compared to net income of $99,709 for the six months ended June 30, 1999. The loss for the period ended June 30, 2000 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. at that time. Significant operating expenses for the six month period ended June 30, 2000 include Consulting fees ($69,722), Insurance ($32,772), Legal and Professional fees ($106,437), Salaries and related payroll taxes ($548,868), Compensation Expense (a non-cash expense for non-statutory options granted to third parties in lieu of cash payment of $437,456) and Travel expenditures ($27,105).

Liquidity and Capital Resources

Negative cash flows of ($1,310,055) for the six-month period ended June 30, 2000 were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. Of that amount,($356,883) of the negative cash flow is a result of changes in non-cash current assets and current liabilities.

Despite the negative cash flows described above, the Company's experienced an overall increase in current assets primarily due from the receipt of proceeds for the private placement of Company securities in the quarter ended March 31, 2000. These placements, totaling $10,046,500 in proceeds, have been used to fund VCSY's operations, asset acquisitions and investments.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The excess proceeds are maintained in Money Market Accounts and Certificates of Deposit to ensure liquidity. A more dynamic investment profile will be implemented once cash flows from operations are able to support it. The Company also purchased computer assets, software licenses, and retained attorneys for various business matters (SEC law, Employment Law, General Counsel, etc.).

Management believes that proceeds from our private placements, together with our other resources and expected revenues, will be sufficient to cover working capital requirements for at least 12 months. Should revenue levels expected by us not be achieved, we would nevertheless require additional financing during such period to support operations, continued expansion of our businesses and acquisition of products and technologies. Such sources of financing could include capital infusions from our strategic alliance partners, additional equity financings or debt offerings.

During the six months ended June 30, 2000, the Company had an overall decrease in liabilities due to the payment of payroll taxes and other accrued expenses outstanding at December 31, 1999. The Company has no long term debt.

Cautionary Statements and Risk Factors

YEAR 2000 ISSUES:

The Company did not experience any problems either directly or indirectly related to the Year 2000 issues.

Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

Management has assessed its information technology hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. Over the last two years, the Company upgraded and purchased various computer hardware and software, all of which are Year 2000 compliant and does not foresee the need of additional purchases in relation to the Year 2000 issues.

Although the Company believes its computer systems are Year 2000 compliant, the most significant internal control risk posed by the Year 2000 issues is the possible failure of the Company's accounting systems. If the accounting systems were to fail, the Company would implement manual accounting processes, which may slow the timeliness of information needed to manage the business. The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintained the Company's depository accounts and outstanding debts. These institutions have confirmed that they are in compliance. Although the Company had not experienced any Year 2000 problems, there can be no assurance that it will not encounter such problems in the future.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2000, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Board intends to declare and pay dividends on VCSY Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first six months of 2000, the Board has not declared dividends on the Series "A", "B", and "D" Preferred Shares, although dividends on these shares are in arrears in the amount of $212,825 at June 30, 2000.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      On June 27, 2000, the Company filed an action in Los Angeles County California Superior Court for declaratory relief against Mr. Patrice Lambert, entitled Vertical Computer Systems, Inc. v. Patrice Lambert (LASC Case No. BC232453). Mr. Lambert owns less than 20% of the Company's outstanding common stock, and had been the Chief Executive Officer of the Company's wholly owned subsidiary, Externet World, Inc. This action, which is currently pending, arises from Mr. Lambert's unauthorized attempt to gain managerial control of the Company. The Company seeks a declaratory judgment that Mr. Lambert's actions lacked legal authorization. Counsel for the Company advises that, based on facts presently known, it is likely that the Company will prevail on its claims.

      In a related case, in July 2000, the Company and its President, Mr. Richard Wade, were named in a shareholder derivative lawsuit filed by Mr. Patrice Lambert in Los Angeles County California Superior Court, entitled Patrice Lambert v. Vertical Computer Systems, Inc., et al. (LASC Case No. BC233137). The action was filed, which is currently pending, seeks monetary and punitive damages based on allegations of fraud and breach of fiduciary duty arising from Mr. Wade's purported mismanagement and alleged misrepresentations. Counsel advises that, based on the facts presently known, the Company and Mr. Wade will be able to defend this action successfully.

      Effective July 26, 2000 the Company terminated Mr. Patrice Lambert as the Chief Executive Officer of Externet World, Inc., a wholly-owned subsidiary of the Company.

Item 2. Changes in Securities and Use of Proceeds

      There have been no modifications to the rights or preferences of any class of stock issued by the Company during the three months ended June 30, 2000.The sales set forth below involved no underwriter's discounts or commissions, unless specified below. The sales are claimed to be exempt from Registration with the Securities and Exchange Commission pursuant to
      Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Registrant of shares of its common stock to financially sophisticated persons who are fully aware of the Registrant's activities, as well as its business and financial condition and who acquired said securities for investment purposes and understood the ramifications of same.

      For the three months ended June 30, 2000 the Company issued 8,945,300 common shares as consideration for three (3) acquisitions; there were no proceeds received for these shares. The transactional details required pursuant to Item 701 of Regulation S-B follow:

      |_| Scientific Fuel Technologies, Inc. - On April 6, 2000, 2,000,000 shares of the Company's common shares were issued in exchange for 100% of the outstanding stock of Scientific Fuel Technology, Inc., (Scientific) a Nevada corporation. In addition to the common shares, the Company paid $200,000 cash to Scientific's.

            sole shareholder.

      |_| Globalfare.com - On May 5, 2000, the Company issued 5,945,300 common shares to 14 parties, including individuals, LLCs, partnerships and trusts. The share distribution was based on the pre-acquisition shareholdings of Globalfare.com's common stock. Century Capital LLC received a fee of $20,000 in connection with this transaction. The purchase agreement called for total consideration to be calculated on weighted average closing Company share price covering the five-day period prior to the transaction on May 5, 2000. This price was calculated to be $0.841, for total consideration of $5,000,000.

      |_| Pointmail.com, Inc. - On May 30, 2000, the Company acquired Pointmail.com, Inc. for a total of 1,000,000 common shares in exchange for 100% of the outstanding stock held by a sole shareholder. As part of this acquisition, the Company agreed to pay a 10% royalty to the sole shareholder for certain transaction fees generated in the exploitation of proprietary technology, up to a limit of $60,000. No royalties have been paid to date.

      In addition to the acquisitions discussed above, the Company common shares were issued in conjunction with the exercise of stock options, as follows:

      |_| On June 20, 2000, 800,000 common shares were issued to two (2) parties in relation to stock options granted under the Stock Option Plan dated June 12, 1992. These options were exercised at a price of $0.05625 per share. Proceeds to the Company totaled $45,000.

      |_| On May 27, 2000, 300,000 common shares were issued to one employee in relation to the exercise of stock options granted under the Stock Option Plan dated December 15, 1999. These options were exercised at a price of $0.50 per share. An interest-bearing Promissory Note for $150,000 was received upon exercise.

      |_| On June 26, 2000, 100,000 common shares were issued to one employee in relation to the exercise of stock options granted under the Stock Option Plan dated December 15, 1999. These options were exercised at a price of $0.451 per share. An interest-bearing Promissory Note for $45,100 was received upon exercise.

      |_| On May 26, 2000, 500,000 common shares were issued in relation to the exercise of stock options granted pursuant to the terms of the Stock Option Plan dated December 15, 1999. These options were granted to and exercised by an unrelated third party at a price of $0.578 per share, which was 85% of the closing price ($0.68) on the day immediately preceding the date of grant. An interest-bearing Promissory Note for $289,000 was issued to the Company as partial consideration for the shares.

      |_| On April 18, 2000, 500,000 common shares were issued in relation to the exercise of stock options granted pursuant to the terms of the Stock Option Plan dated December 15, 1999. These options were exercised by an unrelated third party at a price of $0.40 per share, which was 85% of the closing price ($0.47) on the day immediately preceding the date of grant. An interest-bearing Promissory Note for

            $199,750 was issued to the Company as partial consideration for the shares.

Item 3. Defaults Under Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27.1 Financial Data Schedule

      (b)   Reports on Form 8-K.

            8-K 12G3 Current Report, filed May 2, 2000 for change in control of registrant to Vertical Computer Systems, Inc. and Subsidiary. Financial statements of new registrant were filed.

            8-K 12G3/A Amended Current Report, filed May 3, 2000 to amend 8-K 12G3 filed on May 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000                     VERTICAL COMPUTER SYSTEMS, INC.

                                          By:      Richard Wade
                                          Its:     President

                                          By:      Julie M. Holmes
                                          Its:     Chief Financial Officer