Form 10QSB
period 2000-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2000-11-14
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000.

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

              For the transition period from        to

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

                        Scientific Fuel Technology, Inc.
                        --------------------------------
                     (Former name of small business issuer)

                    1203 Healing Waters, Las Vegas, NV 89031
                    ----------------------------------------
                    (Former address of small business issuer)

      Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 747,387,820 shares issued and outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

               VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                               Page
                                                                           ----

Item 1. Consolidated Condensed Financial Statements:

        Consolidated Condensed Balance Sheets (unaudited) as of
        September 30, 2000 and December 31, 1999                               3

        Consolidated Condensed Statements of Income (unaudited) for the
          Three Months Ended September 30, 2000 and 1999 and
          Nine Months Ended September 30, 2000 and 1999                        5

        Consolidated Condensed Statements of Cash Flows (unaudited) for the
          Nine Months Ended September 30, 2000 and 1999                        6

        Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     16

Item 2  Changes in Securities and Use of Proceeds                             16

Item 3  Defaults Under Senior Securities                                      16

Item 4. Submission of Matters To A Vote Of Security Holders                   16

Item 5  Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Item 1. Consolidated Condensed Financial Statements

                                                                   September        December
                                                                       30,             31,
                                                                      2000            1999
                                                                  -----------     -----------
                                                                  (Unaudited)        (Note)
Assets

Current assets:
   Cash and cash equivalents                                      $ 6,902,144     $   210,924
   Marketable Securities                                              840,000              --
   Accounts receivable, trade, net of allowance for bad debts
     of $ 0 and $14,900, respectively                                   5,014          14,456
   Due from related parties                                         1,094,000          30,247
   Stock subscription receivable                                           --          30,700
   Other receivable                                                    44,516          30,285
   Prepaid expenses                                                   134,334              --
                                                                  -----------     -----------

   Total current assets                                             9,020,008         316,612
                                                                  -----------     -----------

Property and equipment, net of accumulated
depreciation of $80,238 and $14,010, respectively                     775,610          28,768

Goodwill                                                              224,930              --
Investment                                                            467,748           9,987
Deposits                                                               15,783           8,000
                                                                  -----------     -----------

Total assets                                                      $10,504,079     $   363,367
                                                                  ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                          $    77,736     $   121,657
   Accrued dividends                                                   34,891          34,891
   Payable due to officer                                               1,000          15,453
   Payable due to shareholder                                              --          13,708
   Note payable                                                            --          10,000
                                                                  -----------     -----------

   Total current liabilities                                          113,627         195,709
                                                                  -----------     -----------

Total liabilities                                                 $   113,627     $   195,709
                                                                  -----------     -----------

Contingencies (Notes 3)

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September         December
                                                                               30,               31,
                                                                              2000              1999
                                                                          ------------      ------------
                                                                           (Unaudited)        (Note)
Shareholders' Equity
   Common stock; $0.00001 par value; 1,000,000,000 shares authorized;
     747,387,820 shares issued and outstanding at September 30, 2000;
     926,603,100 shares issued and
     outstanding at December 31, 1999                                            7,474             9,266
   Series A 4% Convertible Preferred stock; $0.001 par value;
    1,000,000 shares authorized; 50,000 shares issued and
    outstanding at September 30, 2000 and no shares issued and
    outstanding at December 31, 1999                                                50                --
   Series B 10% Convertible Preferred stock; $0.001 par value;
     375,000 shares authorized; 7,200 shares issued and
     outstanding at September 30, 2000 and December 31, 1999                         7                 7
   Series D 15% Convertible Preferred stock; $0.001 par value;
     300,000 shares authorized; 25,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999                        25                25
   Note receivable from shareholder                                                 --          (166,984)
   Subscription receivable                                                  (1,443,050)               --
    Unrealized Gain                                                            540,000                --
   Additional paid-in capital                                               13,334,059           388,171
   Accumulated deficit                                                      (2,048,113)          (62,827)
                                                                          ------------      ------------

Total shareholders' equity                                                  10,390,452           167,658
                                                                          ------------      ------------

Total liabilities and shareholders' equity                                $ 10,504,079      $    363,367
                                                                          ============      ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended
                                           September 30,                   Nine Months Ended Sept 30,
                                 --------------------------------      --------------------------------
                                      2000              1999               2000                1999
                                 -------------      -------------      -------------      -------------
Net sales                        $      25,624      $     112,821      $      94,074      $     439,236

Cost of goods sold                      18,791              6,362             39,188             31,058
                                 -------------      -------------      -------------      -------------

Gross profit                             6,833            106,459             54,886            408,178
                                 -------------      -------------      -------------      -------------

Operating expenses:
   Selling, general and
   administrative
   expenses                          1,353,621             38,130          3,022,682            240,114
                                 -------------      -------------      -------------      -------------

Total operating expenses             1,353,621             38,130          3,022,682            240,114
                                 -------------      -------------      -------------      -------------

Income/(Loss) from
   operations                       (1,346,788)            68,329         (2,967,796)           168,064

Interest Income                        114,516                 --            274,594                 --
Interest expense                        (5,668)              (113)           (19,225)              (139)

Gain on sale of asset                  838,252                 --            838,252                 --
                                 -------------      -------------      -------------      -------------

Net income/(Loss)                $    (399,688)     $      68,216      $  (1,874,175)           167,925
                                 =============      =============      =============      =============

Basic and Diluted
   earnings/(loss) per
   share                         $      (0.001)     $       0.401      $      (0.003)     $       0.988
                                 =============      =============      =============      =============

Weighted average
   number of shares
   outstanding:
     Basic and Diluted             782,405,794            170,000        728,576,772            170,000
                                 =============      =============      =============      =============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended Sept 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
Cash flows from operating activities:
   Net income/(Loss)                                                     $ (1,874,175)     $    167,925
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
       Depreciation and amortization                                           71,300            25,000
       Unrealized Gain on Investments                                         540,000
         Loss on Reorganization                                                    --           (35,136)
         Goodwill                                                            (224,930)               --
         Compensation expense for non-statutory stock
          options to non-employees                                            424,195                --
Changes in operating assets and liabilities:
         Receivables, including related parties                               258,023           106,174
         Prepaid expenses and other current assets                           (134,334)               --
         Other assets                                                         (12,659)               --
         Deposits                                                              (7,783)               --
         Accounts payable                                                     (43,921)           69,274
         Accounts payable, related party                                      (38,161)          (94,127)
                                                                         ------------      ------------

Net cash (used in) provided by operating activities                        (1,042,445)          239,110
                                                                         ------------      ------------

Cash flows from investing activities:
   Acquisition of computer hardware                                          (818,141)          (22,173)
   Purchase of investments                                                   (457,760)               --
   Note Receivable from sale of Externet World, Inc.                       (1,094,000)               --
                                                                         ------------      ------------

Net cash used in investing activities                                      (2,369,901)          (22,173)
                                                                         ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of 504 warrants                                     700,000                --
   Issuance of Preferred Series A stock                                     9,000,000               632
   Dividends Paid on Preferred Shares                                        (111,111)               --
   Proceeds from exercise of Series A stock                                 1,000,000                --
   Proceeds from exercise of stock options                                    354,678                --
                                                                         ------------      ------------

Net cash provided by financing activities                                  10,943,567               632
                                                                         ------------      ------------

Net change in cash                                                          7,531,221           217,569

Cash, at beginning of period                                                  210,923             8,309
                                                                         ------------      ------------

Cash, at end of period                                                   $  7,742,144      $    225,878
                                                                         ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                            $     19,225      $         --
     Income taxes                                                        $     61,430      $         --
                                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 1999.

The Company was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary. On October 21, 1999, the Company acquired the outstanding capital stock of Externet World, Inc. ("EW"), with the issuance of 786,433,100 shares of the Company's common stock. The issuance of the Company's common stock to the shareholders of EW made the Company become an active operating entity. Generally accepted accounting principles require that the Company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. The relevant acquisition process utilizes the capital structure of Vertical Computer Systems, Inc. and the assets and liabilities of EW are recorded at their historical cost. EW is the continuing operating entity for financial reporting purposes and the financial statements prior to October 21, 1999 represent EW's financial position and results of operations. The net assets of $35,609 of Vertical Computer Systems, Inc. are included as of October 21, 1999. Although EW is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change. The Company is a software development company, which provides global e-commerce solutions. During December 1999, the Company acquired the software rights to MLE (aka "EMILY"), a computer language, which assists the Company in the development of software products.

Note 2 - Earnings Per Share

Options to purchase 3,900,000 shares of common stock at an average price of $0.7766 were granted in the three months ended June 30, 2000 with 2,500,000 of those unexercised and outstanding at September 30, 2000. Additionally, options to purchase 815,000 shares of common stock at an average price of $0.47 were granted in the three months ended September 30, 2000 with 815,000 of those unexercised and outstanding at September 30, 2000. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be anti-dulitive effect on earnings per share.

Note 3 - Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4: Related Party Transactions

On September 29, 2000, in contemplation of the Company entering into a settlement with Patrice Lambert and Marc Elalouf, the Company entered into a Stock Purchase Agreement with Eurovest, Inc. ("Eurovest"), a Nevada Corporation controlled by Dr. Terry Washburn (a member of the Company's Board of Directors). The Company sold to Eurovest 100% of the outstanding and issued stock of Externet World, Inc., a wholly owned subsidiary of the Company. In exchange, Eurovest gave the Company a Promissory Note in the sum of $1,094,000. The parties determined the consideration to be commensurate with the value of operations, estimated on Externet World, Inc.'s discounted future cash flows. In connection with the sale of Externet World, Inc., the Company recognized a gain of approximately $838,000.

Subsequent to September 30, 2000, the Company collected $594,000 of the Promissory Note, while the other $500,000 remains in an Escrow Account. Dr. Terry Washburn earned a commission of $72,000 on the transaction.

Note 5 - Subsequent Events

      1. On October 4, 2000, Eurovest, Inc. ("Eurovest"), a Nevada corporation controlled by Dr. Terry Washburn (who is a member of the Board of Directors of the Company), acquired a total of 147,350,980 shares of the Company's common stock from Marc Elalouf ("Elalouf") and Patrice Lambert (and from Lambert's affiliate, Queue Communications, Ltd.) (collectively, "Lambert"), each of whom were deemed control persons of the Company. The 147,350,980 shares represent approximately 19.75% of the Registrant's issued and outstanding shares.

            As a result of the transaction, neither Elalouf nor Lambert have a controlling interest in the Company. Eurovest, upon consummation of the transaction, cancelled 144,850,980 of the 147,350,980 shares conveyed by the former control persons, leaving 2,500,000 shares beneficially owned by Dr. Terry Washburn, Director of the Company.

      2. On October 12, 2000, the Company entered into a Stockholder's Agreement with Vijay Amritraj to form a foreign joint venture; each party owning 50% of the issued and outstanding shares of the foreign corporation. In compliance with a prior joint venture agreement signed in May, 2000, the parties committed to initial capital contributions of $5,000 each. In addition, the parties are seeking outside investment from a third party, which will result in a dilution of shares. As part of the Agreement signed in October, 2000, the parties signed a funding commitment calling for the Company to make operating funds available up to $50,000 each month over the course of 10 months.

      3. On October 14, 2000, the Company entered into Stock Purchase Agreement with Apollo Industries, Inc. (Apollo). The Company committed to purchase Three Million (3,000,000) shares of Apollo common shares representing 30% of Apollo's issued and outstanding shares on that date for $250,000. As part of the Stock Purchase Agreement, the Company also entered into a Royalty Agreement with Apollo, and paid $25,000 in consideration for receipt of a future royalty revenue stream equal to 2% of Apollo's transaction fees until the Company's investment is recouped and then a royalty of 1% of transactions thereafter.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Condensed Financial Statements of Vertical Computer Systems, Inc. and Subsidiaries and the notes to the Consolidated Condensed Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the nine months ended September 30, 2000 and September 30, 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview

The Company operates in the high technology industry and is a software development company with limited revenue generated at this time. It is a multi-lingual gateway provider, software developer and e-commerce solutions company based in the United States. The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered operating losses, although it does not have a capital deficiency as of September 30, 2000.

The Company's products and services, technology, and distribution channels complement each other and are supported by its distinctive e-commerce business model, the Home Country Gateways (HCG's). Currently, the Company has three HCG's in full operation:, the US Bridge (http://www.theUSbridge.com), the Brazil Bridge (http://www.thebrazilbridge.com), and the China Bridge (http://www.thechinabridge.com). Others, including the India Bridge (http://www.theindiabridge.com), are either under construction or are being considered as future sites.

HCG's are being developed in strong alliance with local partners who provide country specific expertise, capital and/or content. As the company's distribution channels, HCG's are expected to secure multiple revenue streams from advertising, revenue sharing agreements, and licensing and fee arrangements. Utilizing this expanded global network of online HCG's, the Company offers B2B, B2G, and B2C solutions through its wide range of accessible resources that specifically cater to the needs and desires of targeted communities around the world. Two recognizable alliances established in recent months include Net2Phone and WebAddressBook.com, which greatly add to the usability of the gateways.

The companies identified as potential alliances are poised to make an immediate impact in the country in which the gateway operates. The specific purposes of these partnerships are twofold:

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) develop a major network of gateways in different countries, and (2) to market Vertical's proprietary and licensed technologies throughout the world while developing its own applications.

The Company will continue to review partnerships with other regionally established suppliers of Internet infrastructure and content, top management and authorities, as well as companies and individuals with expertise and familiarity with the financial, business and marketing communities. In accordance with the Company's business plan for the development of multi-lingual gateways, the company continues to align itself with partners whose infrastructures and goals are complementary to its own.

ZAPQUOTE, S.A.

In recent months, the Company entered into two joint ventures with ZAPQuote, S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets. ZAPQuote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAPQuote, S.A. also has a major position in providing back office software to many of Brazil's major financial institutions.

Both joint venture ownerships are held 50% by the Company and 50% by ZAPQuote, S.A. The first joint venture was converted to a Brazilian corporation named Vertical Zap S.A. in August of 2000 with the Company owning 3,400 common shares and Zap Quote owning 3,400 common shares of the 6,800 outstanding. The terms of Vertical Zap S.A. call for the Company to provide the latest in U.S. technology and products while ZAPQuote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities along with the initial financing for the project. The specific purpose of this joint venture is to develop a major Internet Home Country Gateway in Brazil and to market the Company's proprietary and licensed technologies throughout the country.

The second joint venture was entered into to develop ZAPQuote, S.A.,'s proprietary wireless financial applications for business in countries and territories around the world, excluding South America. This joint venture is in the process of being converted to a BVI corporation.

EMILY SOLUTIONS

The Company acquired the rights to Emily Solutions web technology on December 16, 1999. Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create web-based applications that intercommunicate via XML and HTTP. The Emily Framework is intended to be an engineering package comparable to other web development tools such as Allaire Cold Fusion or Microsoft Frontpage.

The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that already runs on Windows NT, Windows 2000, Linux and several UNIX platforms. MLE is intended to be both a complement and possibly an alternative to Java on the server side. MLE implements XML explicitly designed for server-to-server communication, XML being the industry-endorsed format for business-to-business communication.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The company released the official beta version of the first product of its Emily Solutions' suite of products, called the XML Catalog Enabler Agent in August 2000. Subsequently, the company announced it retained WaveBend, a consulting firm to assist in the marketing strategy of the XML Catalog Enabler Agent with a targeted launch date of November 17, 2000.

GLOBALFARE.COM

In May 2000, the Company acquired 100% of Globalfare.com (Globalfare), a one-stop internet travel portal offering customers greatly discounted last-minute deals on air, hotel rooms, car rental, and travel packages from around the world. Globalfare.com plans to use guidebook-like content on the site so as to create the world's most complete and engaging source of on-line information for travelers.

During the third quarter, Globalfare successfully opened its customer care and reservation center in Las Vegas, Nevada, completing a strategic milestone in its business model. The customer care center is dedicated to providing Globalfare's customers with personalized "person to person" service in booking travel, and in web-site assistance. The center's phone number is (888) 350-3273 or (350-FARE) and is scheduled for around-the-clock operation in the near future.

As the Globalfare enters the fourth quarter, management is in the final stages of negotiating a strategic alliance with a major global reservation system. The company has also recently signed a joint development agreement with a German-based custom travel software solution company. The alliances are being negotiated to launch the next phase of Globalfare's business plan; that is, delivering a new, innovative and easy to use on-line booking system that instantly connects Globalfare to consolidator databases around the world providing customers with what will be one of the largest selection of discount fares that can be booked on-line. The initial development will be in four languages and is scheduled for a soft launch in January 2001.

Also in early 2001, the Company foresees the implementation of MLE (see above for discussion) as a tool to significantly enhance the search capabilities for Globalfare's customers making it a leading source of travel information, including virtual real time ticket availability, entertainment opportunities at destination sites, and many other options.

By the end of the fourth quarter, all of the Company's gateway users will be able to go directly to Globalfare.com by clicking on "Travel" from whichever gateway they are visiting.

POINTMAIL.COM, INC.

In June, 2000 the Company acquired 100% of Pointmail.com, Inc., which owned proprietary, web-based e-mail software that enhances the Company's existing Postmaster internet service. This service is universally accessible by using a web browser without the need to install software. The software package was successfully installed as a replacement for the existing Postmaster internet service in September, 2000 on the Company's home gateway, the US Bridge (http://www.theUSbridge.com). Furthermore, the package will be installed on the Company's other gateways, the Brazil Bridge (http://www.thebrazilbridge.com), and the China Bridge (http://www.thechinabridge.com) and all upcoming Bridges (e.g., the India Bridge

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(http://www.theindiabridge.com) in the fourth quarter of 2000. Ultimately, the e-mail software package will be installed on all of the Company's web sites as they are developed.

Another of Pointmail's software packages is "FinanceCentral," which is an application system that provides investors and financial institutions with a variety of financial services directed toward sophisticated investment analyses. This package is scheduled for release in early 2001.

iNETPURCHASING, INC.

The Company entered into two Limited Liability Companies (LLC) agreements with iNetPurchasing.com, Inc. (iNPI). Both joint venture ownerships are held 50% by the Company and 50% by iNET Purchasing.com, Inc. One LLC, iNET GOVERNMENT SERVICES LLC calls for iNPI to market the Company's existing and developmental products, including Emily, to state and local governments within the U.S. as part of its comprehensive e-solutions bundle.

The second joint LLC, Vertical-iNET LLC, calls for the Company to internationally market iNPI's online procurement services through the Company's alliances abroad. The initial marketing targets will be foreign governments, partly in response to certain standards set forth by the WorldBank, ExlmBank and USAID requiring recipient nations to implement modern procurement procedures before the release of funds. The Company will target international public and private companies as well.

In May 2000, the Company invested $500,000, in consideration of 2.5% of iNPI's outstanding shares and a royalty license, which provides for royalty payments to the Company based upon iNPI's transactional fees. INPI anticipates revenues commencing in December 2000.

Results of Operations

Net sales for the nine months ended September 30, 2000 were $94,074, which are primarily made up of software development, web-site hosting through Externet World, Inc., and travel bookings through Globalfare.com. This is a $345,162 decrease from the same period ended September 30, 1999 where the majority of revenues were derived from a software development contract between Externet World, Inc. and an outside party, as well as some incidental computer sales to clients requiring separate servers maintained onsite.

Net Sales for the three months ended September 30, 2000 were $25,624 and are primarily made up of web-site hosting through Externet World, Inc. and travel bookings through Globalfare.com. This is an $87,197 decrease from the same period ended September 30, 1999 where the majority of revenues were derived from a software development contract between Externet World, Inc. and an outside party.

Cost of Goods Sold (COGS) for the nine-month period ended September 30, 2000, were $39,188 which includes the costs of outside web-hosting by a third party if Security Socket Layers (SSL) were required for the web-site(s). Also for this period, COGS includes the cost of tickets sold through Globalfare.com. This is a $8,130 increase from the nine-month period ended September 30, 1999, the primary COGS included the website hosting charges for SSL requirements as well as the costs for computers and peripherals that were purchased on behalf of client(s).

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Cost of Goods Sold (COGS) for the three-month period ended September 30, 2000, were $18,791 which includes the costs of outside web-hosting by a third party if Security Socket Layers (SSL) were required for the web-site(s). Also for this period, COGS includes the cost of tickets sold through Globalfare.com. This is a $12,429 increase from the three-month period ended September 30, 1999, the primary COGS included the website hosting charges for SSL requirements as well as the costs for computers and peripherals that were purchased on behalf of client(s).

The net loss of ($1,874,175) generated during the nine months ended September 30, 2000, was a decrease of $7,042,100 when compared to net income of $167,925 for the nine months ended September 30, 1999. The loss for the period ended September 30, 2000 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. during 1999. Significant operating expenses for the nine month period ended September 30, 2000 include Consulting fees ($139,728), Security ($92,353), Insurance ($89,954), Legal and Professional fees ($187,461), Salaries and related payroll taxes ($1,031,095).

The net loss of ($473,913) generated during the three months ended September 30, 2000, can be compared to net income of $68,216 for the three months ended September 30, 1999. The loss for the period ended September 30, 2000 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. during 1999. Significant operating expenses for the three month period ended September 30, 2000 include Consulting fees ($70,005), Security ($86,522), Insurance ($57,182), Legal and Professional fees ($81,024), Salaries and related payroll taxes ($395,997).

Liquidity and Capital Resources

Negative cash flows from operating activities of ($1,042,445) for the nine-month period ended September 30, 2000 were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. Of that amount, ($235,773) of the negative cash flow is a result of changes in non-cash current assets and current liabilities.

Positive cash flows from operating activities of $267,610 for the three-month period ended September 30, 2000 were primarily the result of an unrealized gain on marketable securities and a decrease in receivables.

Despite the negative cash flows described above, the Company's experienced an overall increase in current assets primarily due from the receipt of proceeds from a private placement of Company securities in the quarter ended March 31, 2000. These placements, totaling $10,046,500 in proceeds, have been used to fund the Company's operations, asset acquisitions and investments.

The excess proceeds are maintained in Money Market Accounts and Certificates of Deposit to ensure liquidity. A more dynamic investment profile will be implemented once cash flows from operations are able to support it. The Company also purchased computer assets, software licenses, and retained attorneys for various business matters (SEC law, Employment Law, General Counsel, etc.).

Management believes that proceeds from our private placements, together with our other resources

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and expected revenues, will be sufficient to cover working capital requirements for at least 12 months. Should expected revenue levels not be achieved, we would require additional financing during such period to support operations, continued expansion of our businesses and acquisition of products and technologies. Such sources of financing could include capital infusions from our strategic alliance partners, additional equity financings or debt offerings, all of which may not be possible to obtain if needed.

During the nine months ended September 30, 2000, the Company had an overall decrease in liabilities due to the payment of a short-term note payable, payroll taxes and other accrued expenses outstanding at December 31, 1999. This is the same for the three-month period ended September 30, 2000. The Company has no long-term debt.

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

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2000, there are no material gains or losses requiring separate disclosure.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DIVIDENDS

The Board intends to declare and pay dividends on the Company's Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first six months of 2000, the Board had not declared dividends on the Series "A", "B", and "D" Preferred Shares. However, for the three months ending September 30, 2000, the Board declared and paid dividends to Preferred Series "A" shareholders totaling $111,111 based on the terms of the preferred shares. Dividends on preferred shares of $ 134,891 are in arrears at September 30, 2000.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

            The action filed by the Company on June 27, 2000, Los Angeles County California Superior Court for declaratory relief against Mr. Patrice Lambert, entitled Vertical Computer Systems, Inc. v. Patrice Lambert (LASC Case No. BC232453), and the related cases involving the Company and Patrice Lambert, the former CEO of the Company's former subsidiary, Externet World, Inc., have been fully and completely settled based on confidential terms.

            In July 2000, an action was filed in Los Angeles Superior Court, against the Company by Summitt Healthcare, Inc., entitled Summitt Healthcare, Inc. v. Vertical Computer Systems, Inc. (LASC Case No. SC062610), alleging claims arising out of breach of contract and fraud. The action seeks compensatory liquidated and punitive damages, based on the supply of services to the plaintiff by Externet World, Inc. In the opinion of counsel, an unfavorable outcome as to the Company or Externet World, Inc., is unlikely.

Item 2.     Changes in Securities and Use of Proceeds

            There have been no modifications to the rights or preferences of any class of stock issued by the Company during the three months ended September 30, 2000.The sales set forth below involved no underwriter's discounts or commissions, unless specified below. The sales are claimed to be exempt from Registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Registrant of shares of its common stock to financially sophisticated persons who are fully aware of the Registrant's activities, as well as its business and financial condition and who acquired said securities for investment purposes and understood the ramifications of same.

            For the three months ended September 30, 2000 the Company issued 600,000 common shares. The transactional details required pursuant to Item 701 of Regulation S-B follow:

            |_| On July 8, 2000, 600,000 common shares were issued to one (1) party in relation to stock options granted under the Stock Option Plan dated June 12, 1992. These options were exercised at a price of $0.05625 per share. Proceeds to the Company totaled $33,750.

Item 3.     Defaults Under Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27.1 Financial Data Schedule

      (b)   Reports on Form 8-K.

            8-K, filed October 19, 2000 for changes in control of registrant.

            8-K, filed October 19, 2000 for acquisition or disposition of assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000                     VERTICAL COMPUTER SYSTEMS, INC.


                                                    By: /s/ Richard Wade
                                                    Richard Wade
                                                    Its: President


                                                    By: /s/ Julie M. Holmes
                                                    Julie M. Holmes
                                                    Its: Chief Financial Officer