Form 10KSB40
period 2000-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2001-04-17
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2000.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

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

                        Scientific Fuel Technology, Inc.
                     (Former name of small business issuer)
                    1203 Healing Waters, Las Vegas, NV 89031
                   (Former address of small business issuer)

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

      Registrant's revenues for the fiscal year ended December 31, 2000 were:
$137,451

      The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on April 11, 2001, as reported on the NASD Bulletin Board system, was approximately $23,362,744. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 572,707,507 shares issued and outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):
                                               Yes |_|    No |X|

                Vertical Computer Systems, Inc. and Subsidiaries
                                   FORM 10KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                     PART I
Item 1. Description of Business
Item 2. Description of Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                    PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

Signatures

                                     PART I

Item 1. Description of Business

Management has used best efforts in writing Vertical's Form 10-KSB report in plain, easy to understand English. The Company and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies currently employed at Vertical. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Vertical, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our", "the Company", "VCSY" or "Vertical" means Vertical Computer Systems, Inc. and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward- looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, particularly with respect to our e-business initiatives and including our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with other providers of leading edge technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and contained in Item 6, "Management's Discussion and Analysis or Plan of Operations." These factors are not intended to represent a complete list of the general or specific factors that may affect us.

Company Overview

VCSY was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary which was sold at the time of acquiring Externet World, Inc. ("EW"). In October 1999, the Company acquired all the outstanding capital stock of EW, an Internet service provider, and became an active operating entity. In December 1999, VCSY acquired Emily Solutions web technology ("Emily"). The Emily framework consists of executable programs, files, configuration data and documentation needed to create websites that intercommunicate via XML and HTTP. In March 2000, VCSY entered into a joint venture with Zap S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets, and subsequently established a Web portal, theBrazilbridge.com, the Company's first Home Country Gateway ("HCG"). The Company acquired all of the stock of Globalfare.com, an online travel service, in April 2000. Later, in May

2000, the Company entered into a joint venture with iNetPurchasing.com ("iNPi") to market the Company's Emily products to state and local governments. During June 2000 the Company acquired Pointmail.com, Inc. ("PMI"), a company in the process of developing an Internet e-mail system.

In October 2000 the Company entered into a joint venture with First Serve Entertainment Pvt. Ltd., to develop and establish another HCG in India. During March 2001 the Company entered into a joint venture with Navicom Co. Ltd. ("Navicom"), an e-commerce and telecommunications company that is the leading provider of Global Positioning System ("GPS") technologies and GPS-related applications in Korea. As part of the joint venture, Navicom will establish a distribution platform within the Korean technology and e-commerce communities for the Company's products and services and collaborate on launching during summer 2000 another HCG, theKoreaBridge.com.

Also, in March 2001, Now Solutions LLC, of which VCSY owns a 60 percent majority interest, purchased the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") product division from Ross Systems, Inc. (NASDAQ: ROSS). HRIS/PAYROLL, which reaches into small and growing businesses, is a widely supported human resources software system and used by over 200 companies in North America.

VCSY, while continuously developing its proprietary Emily technology, products and services, is building a global network of partners. The specific purpose of these partnerships is to develop an international network of HCGs that will serve as distribution platforms throughout the world for the Company's proprietary and licensed technologies, goods and services.

Business Operations

VCSY offers a variety of e-commerce solutions, all tracing back to a complementary core competency, work in close partnership to create a powerful platform built around the Internet.

Goods and Services VCSY provides international distribution for US-created goods and services, while bringing the best of its global partners' technologies to the American market. The essential motivation for the Company's efforts in goods and services is to provide "found money" for traditional retailers, innovative solutions for diverse markets, and enhanced revenues that do not conflict with a partner's traditional base.

This division includes Globalfare.com, which offers online discounted travel. Headquartered in Las Vegas, Nevada, Globalfare.com ("Globalfare"), a wholly-owned subsidiary of VCSY, is an e-commerce B2C and B2B outlet whose aim is to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.

VCSY offers a proprietary web-based e-mail software that enhances the Company's Internet services. "The Postmaster.Net" and its ramifications (HCG e-mail applications) are a Web-based e-mail provider and are based on the premise that e-mail access should be easy and possible from any computer with Internet access. By adhering to the universal Hypertext Transfer Protocol (HTTP) standard, ThePostmaster.Net eliminates the disparities that exist between different e-mail programs.

Sending and receiving e-mail from ThePostmaster.Net is as easy as visiting a Web site. By using a Web browser as a universal e-mail program, ThePostmaster.Net brings the user personal information in a globally retrievable form. ThePostmaster.Net is based on an open Web-based technology. The Web browser, which is more universally available than any proprietary e-mail program, is used for e-mail sent from and received by ThePostmaster.Net.

ThePostmaster.Net is accessible world wide, offers a cross-platform e-mail solution, and is cheaper and easier than using traditional e-mail programs. An additional advantage of ThePostmaster.Net is that a user is not required to install any new software other than a Web browser.

VCSY also offers a Personal information Management system through a licensing agreement with WebAddressBook. VCSY acquired the license to the source code for "WebAddressBook, which allows VCSY to tailor the functionality of WebAddressBook and host the site on its own servers.

This system allows users to manage personal information such as address book, calendar, contacts, bookmarks, note pads, files and tasks. This Personal Information Management system adds to the menu of services available on VCSY's network of Home Country Gateways as well as the services of its affiliates. WebAddressBook is customizable, multi-language and user-friendly. This system gives individuals and businesses real-time access to vital information, anywhere in the world, 24 hours a day. It is a full-featured customizable product that fits seamlessly into VCSY's existing infrastructure.

VCSY offers a free Internet messaging service through Webbe. Webbe is a revolutionary platform that provides communication, navigation, and personalized content solutions for both Internet and Intranet users worldwide. Webbe is a downloadable integrated client application that bundles a host of functions and enables them to appear on the user's screen as a virtual remote control. Some of the features now available on VCSY's HCGs are:

      >     Instant Foreign Language Chat
      >     ENotes - Allows exchange of instant messages
      >     ELinks - Instant electronic green notes that link to other web pages
      >     EMinders - Instant blue notes that remind users of the important things in life such as Birthdays
      >     File transfer - Drag and drop files of any size
      >     Portal Links - To all theWorldBridge pages
      >     Search Engine - Giving easy access to The World Bridge engine

Webbe, essentially a highly personalized Web browser, a one-stop shop for Internet activity, adds unique communications tools to VCSY's global network of Home Country Gateways.

Further, in March 2001, VCSY purchased a 60 percent majority interest in Now Solutions LLC, which acquired the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") product division from Ross Systems, Inc. (NASDAQ: ROSS). HRIS/PAYROLL, which reaches into small and growing businesses, is a widely supported human resources software system and used by over 200 companies in North America.

As a result of this acquisition, VCSY added the industry-recognized HRIS/PAYROLL system to the expanding technology portfolio that is offered to companies worldwide. Because its components are built on XML standards, VCSY can bring the power of Emily solutions to this area as well.

This transaction provides an immediate revenue and cash flow source for VCSY, a potential distribution base for VCSY products and cost savings through managerial efficiencies between VCSY and HRIS/PAYROLL. VCSY management also sees opportunities to add value to the HRIS/PAYROLL system through selective applications of its proprietary Emily software.

Joint Ventures & Strategic Partnerships

- iNetPurchasing.Com. (iNPi), based in Bethesda, Maryland, is a leading developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena. State governments in Texas, Maine and Idaho have already selected iNPi's unique technology to meet their statewide procurement needs.

iNPi will market VCSY's existing and developmental product lines to state and local governments as part of its comprehensive e-solutions bundle. Among those products is the XML Enabler Agent.

iNPi will also market online procurement services internationally, targeting foreign governments in response to World Bank, ExImBank and USAID requirements that recipient nations must implement modern procurement procedures before release of funds. VCSY will also target private companies that serve these markets, internationally.

Through its strategic partnerships, INPi solutions handle everything from requisition to final payment, providing an end-to-end audit trail essential for governmental processes. iNPi has developed an Internet business model and technology that increases efficiency and lowers expenses of current public sector purchasing processes both for the buyer and the supplier. The targeted market includes 89,000 units of state and local government, public educational institutions and special purpose agencies or authorities, including port or transit authorities, utilities and water districts.

- Apollo Industries: Apollo Industries, Inc. ("Apollo") is a smart card-based financial transaction and service solutions provider located in Los Angeles, California. In exchange for a 30% equity interest, VCSY agreed to provide up to $275,000 in funding to Apollo for the enhancement of its

ApolloSmart(TM) technology and development of its service business. Upon completion, ApolloSmart(TM) will be integrated with VCSY's HCGs for added services.

ApolloSmart(TM) technology will be used by VCSY to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage.

Marketing and distribution: The essential motivation for the Company's efforts in goods and services is to provide "found money" for traditional retailers, innovative solutions for diverse markets, and enhanced revenues that do not conflict with a partner's traditional base.

VCSY's goal is to enhance each company's marketing effort by creating synergies between the companies and incorporate where possible a connectivity to its bridge network.

Competition: While each company in the goods and services segment shall have its competition in its respective business, there are certain competitive advantages by being part of VCSY international distribution network as well as complementary business relationships between the companies.

Globalfare's main internet competitors are Travelocity and Expedia as well as traditional travel agencies like American Express. iNPI competitors include Commerce ONE, Ariba, Price Water and other major companies such as these or combinations of these entities. Apollo competitors include American Express Blue Card, Visa and other credit card institutions.

Technology includes the Emily range of programming tools for XML. Emily is a collection of solutions that take Extensible Markup Language, or XML, code into the next level of business usage. The central component of Emily is the powerful MLE Markup Language Executive, a patent-pending, extensible, multi-platform scripting language with built-in parsing of XML and HTML data, including support for SQL databases, and tailored for the construction of intelligent, dynamic web sites. Emily reaches into small and large business and government enterprise. IBM Corp. recently featured VCSY's Emily technology as an innovation leader on IBM's new showcase Web site.

One of the current products of the Emily Platform is the XML Enabler Agent. This software allows users to create XML content from relational databases faster and easier than with traditional XML programming techniques, and then publish this content to XML broker sites on the Web. Making it simpler to bridge legacy systems and the Internet, the XML Enabler Agent is the new XML system software that radically speeds the creation of business Web sites. Emily XML Enabler Agent brings the power and flexibility of a very high-level language to the creation and management of business Web sites. Large corporations and U.S. government agencies have made substantial commitments to using XML in creating sites accessed by commercial partners and the general public. Enterprises with data repositories - from product catalogs to public records and beyond - can now publish that data, including that found on some legacy systems - into a Web-based XML format.

Another key component is the Emily XML Broker. This is a specialized search engine for XML documents and input forms. It provides a global repository of XML data, allowing users to obtain the locations of real time XML documents on the web. The broker creates a pool of shared data that can be used by application programs, thereby facilitating business-to-business (B2B) communications, research, and sharing of relational database information. In other words, the XML broker allows users to locate and grab public XML data from the Internet quickly and easily. The Emily XML Broker works with the Emily XML Enabler Agent.

Marketing and Distribution: VCSY's is in the process of evaluating the best method to market its suite of XML products to the market. A key component of the decision is the opportunity for a major player in the e-commerce with existing channels of established distribution or a direct marketing approach or a combination depending upon the particular market segment.

Presently, it is VCSY's intent to market to the U.S. small business segment by direct marketing through affiliate programs and as a part of iNET solution to the small business sellers in the states where iNET has a state contract. For example, the Emily XML Agent will be marketed by iNET as part of its system to over 10,000 small businesses selling to the State of Texas in the next 60 days.

Competition: The key backbone of the Emily suite of products is the Emily scripting language. At this point, VCSY management or any other source of information available to VSCY has not indicated a competitive scripting language. Second, the first product introduced, the XML Agent, has a number of similar products competing with it but those products are usually incorporated in a high priced total solution package or, if sold as a stand alone product, do not have the full range of features. For example, the IBM Enabler Agent is not a ready-to-run product, is not Web based and supports a very limited number of databases (DB2).

Wireless includes wireless data transmission on FM bands from VCSY's Brazilian partner Zap Quote, S.A. VCSY believes wireless technologies will be particularly suited to data delivery in countries where a hard-wired infrastructure may not be practical. VCSY has taken a unique approach to wireless communications, which the Company believes will help drive it into offering a range of wireless infrastructures that are very powerful for a host of applications which will leverage VCSY HGCs.

One of the first actual applications of the wireless broadcasting technology, currently offered by Zap Quote, S.A., is to provide real time financial data to banks, brokers and travel agencies at very competitive prices. Using available carrier channel space on the FM Band, Zap Quote Wireless Data Broadcasting is able to deliver real time data over broad areas at low cost. For countries without sufficient telephone or broadband infrastructure, the Zap Quote system is a perfect entree. In areas where broadband is available, Zap Quote technology can supplement such systems.

In conjunction with VCSY's technology, one future Internet application will be for an individual to make a request via HCGs, the request being broadcast to a targeted community of service providers. Once the `best' solution is identified, the answer is relayed back to the originator of the request.

Marketing and Distribution: VCSY wireless program includes utilizing its partner ZAP Quote S.A. wireless technology in its worldwide network it is developing. The inherent low data transmission cost developed by Zap Quote S. A. offers a number of unique opportunities if connected to the VCSY bridge network. Further, if there are features whereby PDAs can be integrated into the network as envisioned by VCSY then there is a substantial business opportunity. The company is in the process of developing the structure for this endeavor with its partners.

Competition: While there are a number of companies including PALM and Visor in the PDA business and a number of accessory companies for PDAs including VCSY Korean partner, Navicom, there are none to VCSY's knowledge attempting the three way connection.

- The Bridges support the Company's HCGs, which represent the distribution channels for VCSY goods, services and technology. The HCGs are the foundation for international distribution network. Five are already in operation:

      >     theWorldBridge.com (designed to function as a unifying center for the VCSY's network of HCGs)
      >     theIndiaBridge.com
      >     theUSBridge.com
      >     theBrazilBridge.com
      >     theChinaBridge.com
      >     -- theKoreaBridge.com (slated for July 2001)

More are planned for the near future. Strategic, well-positioned in-country partners support each HCG and gain access for VCSY products and services in their markets. HCGs, supported by VCSY and its global partners, are designed to meet the need for a place where all web users can "bridge" national and cultural barriers to connect with each other for commerce or personal interests.

At the core of each HCG development is a strong alliance with local partners who provide country-specific expertise, capital and/or content. As the Company's distribution channels, HCGs are expected to secure multiple revenue streams from revenue sharing agreements, licensing and fee arrangements, as well as selective sponsorship offerings. Utilizing this expanding global network of online HCGs, VCSY offers B2B, B2G and B2C solutions through its range of accessible resources that specifically cater to the needs and desires of targeted communities around the world.

For users, the Bridges offer diverse features in one Web location:

      o Smart Web searching, powered by a proprietary Internet search engine written with VCSY's Emily Markup Language Executive
      o Proprietary, free and unlimited e-mail system using VCSY's "ThePostmaster.net"
      o A personal information manager - including WEB BASED address book, scheduler, bookmark and file storage
      o     Proprietary chat rooms and informative forums
      o     Real-time news feeds
      o     Detailed stock quotes
      o     Complete travel arrangements
      o     Instant messaging
      o     Live chat with simultaneous translation capabilities
      o     Games (single and multiplayer)
      o Free PC-to-PC voice calling & free calls to US toll free numbers from anywhere in the world.
      o     Easy access to Emily Technology
      o     Access to Emily XML global data repository (US Bridge only)

TheWorldBridge.com and the individual HCGs will be platforms for the demonstration, deployment and sale of future VCSY technologies. The HCGs are targeted at individual audience segments and users, with maximum personalization thanks to the underlying technology. These sites will, for example, appeal to private expatriates living abroad, as well as those on government service in the military or diplomatic corps.

Marketing and distribution: As the Company's distribution channels, the HCGs are expected to secure multiple revenue streams from revenue sharing agreements, licensing and fee arrangements, as well as selective sponsorship offerings.

The first step was to build the Bridges' presence and performance in the marketplace. The goal was to aggressively build traffic so VCSY can successfully bring in more strategic alliances and sponsors to the Bridges. The Company has launched a radio campaign designed to brand theUSBridge.com and to convey its functionality and user-friendliness to millions of listeners spanning a broad consumer demographic. It began initially in the New York City, Memphis, and Houston markets on January 22, 2001. Other markets have included Philadelphia, Phoenix, San Diego, Boston, Las Vegas, Atlanta, Salt Lake City, Charlotte, Pittsburgh, Rochester, Portland, Buffalo, and Baltimore. This campaign was supported by a sweepstake, where the Qualifying Prizes were theUSBridge.com travel kits, and precedes the coordination and execution of the US Bridge national Cable System and broadcast television promotion.

The second step is to garner sponsors attention via a solid value proposition. The Bridges will offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies messages and desired product information to millions of new found consumers worldwide.

Joint Ventures & Strategic Partnerships

- iNetPurchasing.Com ("iNPi"), based in Bethesda, Maryland, is a leading developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena. State governments in Texas, Maine and Idaho have already selected iNPi's unique technology to meet their statewide procurement needs.

iNPi will market VCSY's existing and developmental product lines to state and local governments as part of its comprehensive e-solutions bundle. Among those products is the XML Enabler Agent.

iNPi will also market online procurement services internationally, targeting foreign governments in response to World Bank, ExImBank and USAID requirements that recipient nations must implement modern procurement procedures before release of funds. VCSY will also target private companies that serve these markets, internationally.

Through its strategic partnerships, iNetPurchasing.Com's solution handles everything from requisition to final payment, providing an end-to-end audit trail essential for governmental processes. iNPi has developed an Internet business model and technology that increases efficiency and lowers expenses of current public sector purchasing processes both for the buyer and the supplier. The targeted market includes 89,000 units of state and local government, public educational institutions and special purpose agencies or authorities, including port or transit authorities, utilities and water districts.

- Apollo Industries: Apollo Industries, Inc. ("Apollo") is a smart card-based financial transaction and service solutions provider located in Los Angeles, California. In exchange for a 30% equity interest, VCSY agreed to provide up to $275,000 in funding to Apollo for the enhancement of its ApolloSmart(TM) technology and development of its service business. Upon completion, ApolloSmart will be integrated with VCSY's HCGs including the USBridge.com for added services.

ApolloSmart technology will be used by VCSY to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage.from the normal advertiser program offered by the Internet companies.

The sponsorship program is geared around a program whereby the search categories were relined into a program that would carter to the normal product advertiser and not the internet advertiser. The goal is to be selected by a product advertiser as a part of its advertising budget with a comprehensive program with exclusivity to a particular product category. Therefore, only 500 programs are planned to be offered to the potential advertiser. Due to VCSY technology and its intention to utilize the Bridges to create revenue sources through services, it is not incumbent upon VCSY to rely upon advertising for its bridges.

Competition: VCSY defines its Bridge competition two-fold. First, there are competitors with portals on an international basis like Yahoo, AOL or Lycos. These companies attempt to operate on a worldwide basis with different arrangements in each country. Second, there are portals that just operate in their respective country like IG.com.br in Brazil. However, the majority of these portals are geared towards advertising revenues generated by pure mass of hits to their sites. Therefore, these portals tend to spend significant advertising dollars to bring masses to their sites. Whereby, VCSY bridges approach is to be selective with limited advertising but to attract selected visitors by superior technology and products through affiliate programs.

Marketing and Distribution

As the Company's distribution channels, The Home Country Gateways are expected to secure multiple revenue streams from revenue sharing agreements, licensing and fee arrangements, as well as selective sponsorship offerings.

VCSY has enlisted Entertainment Marketing Group and Avenel Alliance, Inc. as well as Strategic Media Alliance to act as agents providing oversight and strategic directions to expand the Bridges' revenue. The mission is to position the Bridges as a unique and reliable platform for the demonstration, deployment and sale of VCSY technologies, goods and services.

The essential motivation for the Company's efforts in goods and services is to provide "found money" for traditional retailers, innovative solutions for diverse markets, and enhanced revenues that do not conflict with a partner's traditional base.

The first step was to build the Bridges' presence and performance in the marketplace. The goal was to aggressively build traffic so VCSY can successfully bring in more strategic alliances and sponsors to the Bridges. The Company has launched a radio campaign designed to brand theUSBridge.com and to convey its functionality and user-friendliness to millions of listeners spanning a broad consumer demographic. It began initially in the New York City, Memphis, and Houston markets on January 22, 2001. Other markets have included Philadelphia, Phoenix, San Diego, Boston, Las Vegas, Atlanta, Salt Lake City, Charlotte, Pittsburgh, Rochester, Portland, Buffalo, and Baltimore. This campaign was supported by a sweepstakes where the Qualifying Prizes are theUSBridge.com travel kits. This is to follow the coordination, execution of the US Bridge national Cable System and broadcast television promotion.

The second step is to garner sponsors attention via a solid value proposition. The Bridges will offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies messages and desired product information to millions of new found consumers worldwide.

Strategic Overview

Vertical's current strategy is to continuously develop, license, and market its technology, services and products into the e-commerce market, thereby asserting itself into a viable position.

Moreover, VCSY goes on with creating, nurturing and expanding its global network of partners deploying superior information technology products and services for businesses and e-commerce, bringing the world's best solutions to the U.S. market and in turn take vital American-developed technologies to the world.

The specific purposes of these partnerships are to develop a network of HCGs in different countries, and to market the Company's proprietary and licensed technologies, goods and services throughout the world while developing its own applications. As the Company's distribution channels, HCGs are expected to secure multiple revenue streams from revenue sharing agreements, licensing and fee arrangements as well as selective sponsorship offerings.

Development

Acquisitions and partnerships are continuing targets for the Company. In terms of partnerships, VCSY is actively seeking - and finding - global partners (established suppliers of Internet infrastructure and content, top management and local authorities) who manifest diverse strengths in their regions: thorough marketing abilities, a stable local presence and vigorous local and national government contacts, expertise and familiarity with the financial and business communities. These types of partners can and will help bring existing and new VCSY technologies to their markets, as well as enhancing the prospects for local equity offerings and investment, enhancing overall value. The companies in each area will raise their own funding and operate as separate firms, though united under the VCSY umbrella.

VCSY further believes there is going to be an e-commerce platform that will dominate business in the future, one that will be grounded in the Internet and Internet standards. XML will change the complexion of that platform, and because of this, VCSY's XML-based tools and XML-based services will figure prominently in these developments.

Competition

Vertical Computer Systems, Inc., while maintaining unique advantages in the marketplace, is not without competitors. Although few companies offer the complete range of marketing programs and target the areas in which the Company is focused, there are firms involved in some of our technology areas.

Perhaps the closest overall competitor is Microsoft Corp. (NasdaqNM:MSFT), which while dominant in many areas has also shown vulnerability in key segments over the years. Its server-side software is under attack from Linux; its handheld computers have eked out a small market share - fewer than 10 percent overall - versus the overwhelming dominance of the Palm computing platform. In online services, Microsoft has spent and lost tens of millions of dollars going up against AOL Time Warner, which still leads the field.

While Microsoft competes against VCSY in areas such as gateways, XML and certain services, it is by no means an impenetrable monolith. The prospect of breaking up the firm under a U.S.

antitrust consent decree could hamper its future integration, while Microsoft is not universally loved.

Also noteworthy from a competitive standpoint is the activities of Sun Microsystems and others either supporting or offering alternatives to XML. However, these overall activities - and the general trend of the marketplace - are strongly in favor of increased XML deployment, and as such suggest to us a vibrant and growing marketplace for XML tools in the future.

Proprietary Rights

The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. To license its products, the Company relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the Company moves to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company has also filed for a number of patents for technology relating to the Internet and online industry. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Policing unauthorized use of the Company's products and services is difficult in this industry and the steps taken may not prevent the misappropriation of the Company's technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

Regulatory Environment; Public Policy

In the United States and most countries in which the Company conducts its major operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general or to value-added services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company's business, financial condition and operating results.

Employees

We currently have twenty full-time employees and two part-time employees. In addition, the Company utilizes various consultants. The Company is not a party to any collective bargaining agreements.

Item 2. Description of Property

Our headquarters are currently located at 6336 Wilshire Boulevard, Los Angeles, California, and comprise approximately 4,200 square feet. Additional premises housing Company administrative and accounting personnel are currently located at 6300 Wilshire Boulevard, Suite 1430, Los Angeles, California, and comprise approximately 1910 square feet. Our subsidiary, Globalfare.com, is located in premises comprising approximately 2000 square feet in Las Vegas, Nevada. All of the locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.

Item 3. Legal Proceedings

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, the Company is involved in one additional litigated matter in the year ending December 31, 2000. The case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations of that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek damages based on the alleged increase in value of the stock since the private placement. The Company intends to vigorously defend this action.

A second matter, entitled Le Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer of EW which claims that the Company is liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by EW. The plaintiff also alleges that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. Vertical intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "VCSY". Initial trading on the OTCBB commenced in October 1999. The Company's common stock traded on the "pink sheets" prior to that date.

      The following is the range of high and low closing prices of our stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes and from Thomson Financial ILX Systems.

                                               High              Low

January 1, 2001 to March 31, 2001              0.125            0.0312

Quarter Ended December 31, 2000                0.2812           0.0469
Quarter Ended September 30, 2000               0.6875           0.1562
Quarter Ended June 30, 2000                    1.2969           0.4844
Quarter Ended March 31, 2000                   6.125            1.00

Quarter Ended December 31, 1999                0.875            0.375
Quarter Ended September 30, 1999               0.000            0.000
Quarter Ended June 30, 1999                    0.001            0.001
Quarter Ended March 31, 1999                   0.001            0.001

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      As of April 16, 2001 there were approximately 675 holders of record of our common Stock and approximately 56,560 non-objecting beneficial owners of our common stock.

The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Unregistered sales of securities

During February 2000, the Company raised $9,000,000 through the sale and issuance to two investors of 50,000 shares of the Company's 4% Convertible Preferred Series A stock. Each such share is convertible into 500 shares of common stock after February 28, 2001. Avenel Financial Group received an underwriting commission of 10% of the cash proceeds and was also granted 1,000,000 common stock purchase warrants at an exercise price of $1.00 per share.

In March 2000, the Company raised $1,000,000 from the sale of 1,000,000 shares of common stock upon the exercise of 1,000,000 common stock purchase warrants at an exercise price of $1.00 per share by Avenel Financial Group.

During April 2000, the Company acquired Globalfare.com ("GFI"), an on-line travel agency based in Las Vegas, Nevada. The Company issued 5,945,299 shares of its common stock to GFI shareholders to acquire all of the outstanding common stock of GFI.

In May 2000 the Company acquired, by merger, Scientific Fuel, Inc., ("SFI"), a public shell company. The Company issued 2,000,000 shares of its common stock to SFI shareholders to acquire all of the outstanding common stock of SFI.

During June 2000 the Company acquired Pointmail.com, Inc. ("PMI"), a company that is in the process of developing an Internet e-mail system. The Company issued 1,000,000 shares of its common stock to PMI shareholders to acquire all of the outstanding common stock of PMI.

During September 2000 the Company issued 500,000 shares of common stock and granted a four year warrant to purchase a total of 7,000,000 shares of common stock at an exercise price of $0.35 per share, to a marketing company in exchange for marketing services. The right to purchase 583,333 common shares underlying the warrant for up to four years after the vesting date vests monthly for 12 consecutive months commencing on September 30, 2000.

During October 2000 the Company issued 379,688 shares of common stock and granted five year warrants to purchase a total of 500,000 shares of common stock at an exercise price of $0.16 per share, to two principals in a marketing company in exchange for marketing services.

Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

Item 6. Management's Discussion and Analysis or Plan of Operations

Certain statements in the management discussion and analysis constitute "forward-looking statements" within the meaning of the private securities litigation reform act of 1995 (the "reform act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward looking statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are looking-forward statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange act of 1934, as amended (the

"Securities Exchange Act") and involves risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Results of Operations

Net sales for the Company for the 12 months ended December 31, 2000 were $137,451, which were primarily made up of software development, web-site hosting through EW, and travel bookings through Globalfare. This is a decrease of $357,886 from the same period ended December 31, 1999, where the majority of revenues were derived from a software development contract between EW, and an outside party, as well as some incidental computer sales to clients requiring separate servers maintained onsite.

Cost of Goods Sold ("COGS") for the twelve month period ended December 31, 2000, were $72,382 which includes nine months of outside web-hosting by a third party because Security Socket Layers ("SSL") were required for the web-sites. This is a $28,394 increase from the twelve-month period ended December 31, 1999. The primary COGS included the website hosting charges for SSL requirements as well as the costs for computers and peripherals that were purchased on behalf of our clients.

General and Administrative expenses ("G&A") for the twelve month period ended December 31, 2000, were $5,762,063 which includes employee salaries and general operating expenses of the Company. This is a $5,077,562 increase from the twelve-month period ended December 31, 1999. The G&A increase is accounted for by the costs associated with new acquisitions and joint ventures during the fiscal year.

Additionally, interest income for the twelve-month period ended December 31, 2000, was $360,560. This is a $360,080 increase from the twelve-month period ended December 31, 1999, since the Company received capital through the issuance of Series A Preferred Stock.

Financial Condition, Liquidity, Capital Resources and Recent Developments

Negative cash flows from operating activities of ($4,039,972) for the twelve-month period ended December 31, 2000, were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. The negative cash flow is a result of changes in non-cash current assets and current liabilities. Despite the negative cash flows described above, the Company's experienced an overall increase in current assets primarily due from the receipt of proceeds from a private placement of Company securities in the quarter ended March 31, 2000. Proceeds have been used to fund the Company's operations, asset acquisition, and investments.

The excess proceeds are maintained in money market accounts and certificates of deposit to ensure liquidity. A more dynamic investment profile will be implemented once cash flows from operations are able to support it. The Company also purchased computer assets, software licenses, and retained attorneys for various business matters. Should expected revenue levels not be achieved, we would require additional financing or cost reductions during such period to support operations, continued expansion of our businesses and acquisition of products and technologies. Such sources of financing could include capital infusions from our strategic alliance partners, additional equity financings or debt offerings, all of which may not be possible to obtain if needed. Any additional equity financing will result in dilution to our shareholders.

The present operations and existing capital of the Company and its subsidiaries are not expected to be sufficient to fund its current activities and new interactive marketing, business to business venture. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operations curtailed or suspended. In view of the limited capital resources available, management is assessing its business plans on a continuing basis and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

Our capital requirements may be affected by acquisitions of businesses, products and technologies that are complementary to our business strategy, which we consider from time to time. We regularly evaluate such opportunities. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that we will be able to effectively complete or integrate acquisitions, and failure to do so could have a material adverse effect on our operating results. Any such transaction, if consummated, may reduce our working capital or require the issuance of our common stock.

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. We are subject to interest rate risk on our investment portfolio, however our portfolio only consists of Money Market funds and Certificates of deposit. Although the Company had not experienced any year 2000 problems, there can be no assurance that it will not encounter such problems in the future. The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintained the Company's depository accounts and outstanding debts. These institutions have confirmed that they are in compliance. As of December 31, 2000, there are no material gains or losses requiring separate disclosure.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative value are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement was adopted in January 2001, it had no material impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a placement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 had no material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 had no material effect on the Company's financial position or results of operation.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH THE OTHER INFORMATION INCLUDED IN THIS REPORT. THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION TO THOSE RISK FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE COMPANY IDENTIFIES THE FOLLOWING RISK FACTORS WHICH COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE US

We have a limited operating history upon which an evaluation of our prospects can be based. We anticipate that sales of our Emily technology products and sponsorship revenues from Internet sites will constitute a majority of our revenues during the foreseeable future. We believe that our success will depend upon our ability to generate revenues from sales of our Emily technology products and sponsorship and e-commerce fees from our Internet sites, which cannot be assured. Our ability to generate revenues is subject to substantial uncertainty. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by emerging growth companies in new and rapidly evolving markets for Internet based products and services. Our success will depend on our ability to:

      - enter into distribution relationships and strategic alliances to sell our Emily technology products and applications;

      - effectively establish, develop and maintain relationships with sponsors and other third parties;

      - enter into distribution relationships and strategic alliances to continually build traffic to our Web sites;

      - provide original and compelling products and services to Internet users;

      - develop and upgrade our technology;

      - effectively respond to competitive developments;

      - continue to develop and extend the Company brand;

      - effectively generate revenues through sponsored services and placements;

      - attract new qualified personnel; and

      - retain existing qualified personnel.

      We may not succeed in addressing these risks.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND MAY EXPERIENCE LOSSES

Our lack of an extensive operating history makes prediction of future operating results difficult. We believe that a comparison of our quarterly results is not meaningful. As a result, you should not rely on the results for any period as an indication of our future performance. Accordingly, there can be no assurance that we will generate significant revenues or that we will sustain a level of profitability in the future. We currently intend to improve our Internet operations, and to develop our Emily technology products and services. As a result, we may experience significant losses on a quarterly and annual basis.

The present operations and existing capital of the Company and its subsidiaries are not expected to be sufficient to fund its current activities and new interactive marketing, business to business venture. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operations curtailed or suspended. In view of the limited capital resources available, management is assessing its business plans on a continuing basis and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL

      Our quarterly operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include but are not limited to:

      - the demand for our Emily technology

      - the level of usage of the Internet;

      - the level of user traffic on our Web sites;

      - seasonal trends and budgeting cycles in sponsorship

      - incurrence of costs relating to the development, operation and expansion of our Internet operations;

      - introduction of new products and services by us and our competitors;

      - costs incurred with respect to acquisitions;

      - price competition or pricing changes in the industry;

      - technical difficulties or system failures; and

      - general economic conditions and economic conditions specific to the Internet and Internet media.

We may from time to time make pricing, service or marketing decisions that may adversely affect our profitability in a given quarterly or annual period.

OUR ARRANGEMENTS WITH SPONSORS MAY EXPOSE US TO SIGNIFICANT FINANCIAL RISKS

We may enter into advertising arrangements with third parties to provide services on our Web sites which involve a unique rate structure. Specifically, we may receive sponsorship fees and, under certain circumstances, a portion of transaction revenues received by third party sponsors from users originated through our Web sites, in return for minimum levels of user impressions or user requests for additional information made by clicking on the promotional hyperlink or advertisement. To the extent implemented, these arrangements expose us to potentially significant financial risks, including the risk that we fail to deliver required minimum levels of user impressions (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods) and that third party sponsors do not renew the agreements at the end of their terms. Some of these arrangements also require us to integrate advertisers' or sponsors' content with our services, which requires the dedication of resources and significant programming and design efforts to accomplish. We cannot assure you that we will be able to attract additional sponsors or that we will be able to renew existing arrangements when they expire. In addition, we may grant exclusivity provisions to some of our sponsors. These exclusivity provisions may have the effect of preventing us, for the duration of the exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in our Web sites or across our entire service. Our inability to enter into further sponsorship arrangements as a result of our exclusivity arrangements could have a material adverse impact our business, financial condition and operating results.

WE DEPEND ON CONTINUED GROWTH IN ECOMMERCE AND INTERNET INFRASTRUCTURE
DEVELOPMENT

Use of the Internet by businesses and consumers as a medium for electronic commerce is at an early stage of development and is subject to a level of uncertainty. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. The use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop as a medium for commerce or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers e-commerce transactions and lower demand for our services.

Our success also depends upon our ability to grow, or scale, our e-commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

WE ARE EXPOSED TO ECOMMERCE SECURITY RISKS

A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our services.

We may be required to expend significant capital and other resources to protect against these security breaches or to address problems caused by these breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Our security measures may not prevent security breaches, and failure to prevent these security breaches may disrupt our operations.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNCERTAIN

The market for our products and services is new and evolving, and market demand and acceptance of newly released products and services is highly uncertain. We cannot assure you that our products and services will be attractive enough to a sufficient number of Internet users to generate sponsor revenues or to allow the charging of a subscription fee for our products and services. There also can be no assurance that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a growing number of users to our Internet sites with characteristics desirable to advertisers and advertising agencies or those users who are otherwise willing to pay to access specific portions of our products and services. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive products and services, making it difficult for us to distinguish our product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted products and services that may have greater appeal than the products and services offered on our Internet sites. If we are unable to develop original and compelling Internet-based products and services, we will be unable to generate sufficient advertising revenues, and our business, financial condition and operating results will be adversely affected.

THE MARKET FOR OUR PRODUCTS AND SERVICES HAS A LOW BARRIER OF ENTRY

The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at a relatively low cost within relatively short time periods. In addition, we compete for the time and attention of Internet users with thousands of non-profit Internet sites operated by individuals, government and educational institutions. Existing and potential competitors also include start-up ventures attracted to the Internet market. As a result, we expect competition to persist and intensify and the number of competitors to increase significantly in the future. As we attempt to expand the scope of our Internet sites and product offerings, we will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for us to anticipate which companies are likely to offer competitive products and services in the future. There can be no assurance that our Internet sites will compete successfully.

OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO

Many, if not all, of our competitors have significantly greater resources than we do. In particular, our competitors have greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than we do. Additionally, our competitors re able to undertake more extensive marketing campaigns and devote substantially more resources to developing products and services than we are. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and operating results.

WE MUST DEVELOP AND MAINTAIN A "BRAND IDENTITY" FOR OUR PRODUCTS

We believe that maintaining and building the Company brand is a critical aspect of our efforts to attract an Internet audience. In addition, we believe that the importance of brand recognition will increase due to the anticipated increase in the number of Internet sites and the relatively low barriers to entry to providing Internet-based products and services. Promoting the Company brand name will depend on our continued ability to develop and deliver original and compelling Internet-based products and services. If Internet users do not continue to perceive our Internet sites to be of sufficient interest and usefulness, we will be unsuccessful in promoting and maintaining our brand. If we expand the focus of our operations beyond providing our current Internet sites, we risk diluting our brand, confusing users and advertisers, and decreasing the attractiveness of our audience to advertisers. In order to respond to competitive pressures, we may find it necessary to increase our budget for developing our products and services or otherwise to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we are unable to provide Internet-based products and services or otherwise fail to promote and maintain the Company brand, or we incur significant expenses in an attempt to improve our products and services or promote and maintain our brand, our business, financial condition and operating results will be adversely affected.

THE INTERNET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, AND WE MUST ADAPT QUICKLY TO THESE CHANGES TO COMPETE EFFECTIVELY

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available, we may be required to make significant changes to the design and content of our products and media properties. Failure to effectively adapt to these or any other technological developments could adversely affect our business, operating results and financial condition.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH AND INTEGRATING RECENTLY ACQUIRED COMPANIES

Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.

As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

      - the difficulty of assimilating the operations and personnel of the acquired companies;

      - the potential disruption of our ongoing business and distraction of management;

      - the difficulty of incorporating acquired technology or content and rights into our products and media properties;

      - the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

      - the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

      - unanticipated expenses related to technology integration;

      - the maintenance of uniform standards, controls, procedures and policies;

      - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

      - the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with these acquisitions.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH FUTURE ACQUISITIONS

In the future, we may pursue acquisitions of companies, technologies or assets that complement our business. We cannot assure you that we will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations. As described above, acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which we have little or no experience. We have made, and may in the future make, investments in companies involved in the development of technologies or services that are complementary or related to our operations. Problems with an acquired business could have a material adverse effect on our performance as a whole.

WE DEPEND UPON THIRD PARTIES FOR CRITICAL ELEMENTS OF OUR BUSINESS

We depend upon third parties in order to advertise our Internet sites on other Internet sites. In addition, the willingness of the owners and operators of these sites to direct users to our Internet sites through hypertext links are critical to the success of our Internet operations. There can be no assurance that we will establish or maintain such arrangements in the future.

WE ARE SUBJECT TO SYSTEM DISRUPTIONS AND CAPACITY CONSTRAINTS

The satisfactory performance, reliability and availability of our Internet sites and our computer network infrastructure are critical to attracting Internet users and maintaining relationships with sponsors. System interruptions that result in the unavailability of our Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of our Internet sites to users and sponsors. We may experience periodic system interruptions from time to time in the future. Additionally, any substantial increase in traffic on our Internet sites may require us to expand and adapt our computer network infrastructure. Our inability to add additional computer software, hardware and bandwidth to accommodate increased use of our Internet sites may cause unanticipated system disruptions and result in slower response times. We cannot assure you that we will be able to expand our computer network infrastructure on a timely basis to meet increased use. Any system interruptions or slower response times resulting from these factors could have a material adverse effect on our business, financial condition and operating results. We are dependent on third parties for uninterrupted Internet access. In addition, we are dependent on various third parties for substantially all of our news and information. Loss of these services from any one or more of third parties may have a material adverse effect on our business, financial condition and operating results. No assurance can be given as to whether, or on what terms, we would be able to obtain these services from other third parties in the event of the loss of any of these services.

Our Internet operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. There can be no assurance that interruptions in service will not materially adversely affect our operations in the future. While we carry business interruption insurance to compensate us for losses that may occur, we cannot assure you that insurance will be sufficient to provide for all losses or damages that we incur.

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, THE IMPACT OF WHICH IS DIFFICULT TO PREDICT

There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to the Company relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual the property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and dampen the growth in use of the Web.

Other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Web. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Many areas with high Web use have begun to experience interruptions in phone service, and local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. If any such proposals are adopted, it could substantially impair the growth of the Internet and adversely affect us.

Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under some circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

Internet. The application of existing laws and regulations to The Company relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear.

In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and dampen the growth in use of the Web.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate these laws. These laws may be modified, or new laws enacted, in the future. Any such developments could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY BE SUBJECT TO A VARIETY OF LEGAL UNCERTAINTIES THAT IMPAIR OUR BUSINESS

As a distributor of content over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. In addition, we could be exposed to liability with respect to the content or unauthorized duplication of material indexed in our search services. Although we carry liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users. These types of claims have been brought, and sometimes successfully prosecuted, against online service providers in the past.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in email service.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

Our success is dependent upon our ability to protect and leverage the value of our original Emily technology products and Internet content and our trade secrets, trade names, trade marks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL

We intend to develop and market more Emily technology products and applications and enhance and expand our Internet sites in order to improve our competitive position and meet the increasing demands for quality Internet-based products and services and competitive advertising. Our ability to grow will depend in part on our ability to expand and improve our Internet operations, expand our marketing efforts, expand and improve our Internet user support capabilities and develop new Internet technologies--focusing on our Emily platform---as well as other products and services. As a result, we may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, we may need to raise additional funds in order to avail ourselves of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of our Internet- based products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then existing shareholders would be reduced, shareholders may experience additional and significant dilution and the equity securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If adequate funds are not available or are not available on terms acceptable to us, we may be unable to implement our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in the Company's business, financial condition and operating results.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU CHOOSE TO AT PRICES YOU FIND ATTRACTIVE

The trading price of our common stock has been and may continue to be subject to wide fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related and technology-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

ITEM 7. Financial Statements

                Vertical Computer Systems, Inc. and Subsidiaries

                            -----------------------

                       Consolidated Financial Statements

                 For the Years Ended December 31, 2000 and 1999

                             -----------------------

                Vertical Computer Systems, Inc. and Subsidiaries

                                    Contents

Report of Independent Certified Public Accountants            F-3

Consolidated Financial Statements
      Consolidated Balance Sheets                             F-4
      Consolidated Statements of Operations                   F-6
      Consolidated Statements of Stockholders' Equity         F-7
      Consolidated Statements of Cash Flows                   F-9

      Notes to Consolidated Financial Statements             F-10

Report of Independent Certified Public Accountants

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 and Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/BDO Seidman, LLP

Los Angeles, California
March 9, 2001

                Vertical Computer Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                                2000            1999
                                                                                           ------------      ----------
                                        Assets

Current assets
   Cash                                                                                    $  5,598,812      $  210,924
   Restricted cash (Note 5)                                                                     506,419              --
   Securities available for sale (Note 4)                                                       720,000              --
   Accounts receivable, less allowance for doubtful accounts of $0
     and $14,900, respectively                                                                    6,438          34,360
   Receivable due from related party (Note 5)                                                    21,630          30,247
   Stock subscription receivable                                                                     --          30,700
   Other receivable (Note 8)                                                                     35,000          30,374
   Prepaid expenses                                                                              41,849              --
   Royalties receivable (Note 4)                                                                 20,000              --
                                                                                           ------------      ----------

Total current assets                                                                          6,950,148         336,605

Property and equipment, net of accumulated depreciation (Note 6)                                661,988          28,768
Investments (Note 4)                                                                            618,547           9,987
Royalties receivable, long-term (Note 4)                                                         80,000              --
Deposits                                                                                         69,064           8,000
                                                                                           ------------      ----------

Total assets                                                                               $  8,379,747      $  383,360
                                                                                           ============      ==========

           Liabilities, Convertible Preferred Stock and Stockholders'
                                Equity (Deficit)

Current liabilities
   Accounts payable and accrued liabilities (Note 7)                                       $    217,090      $  121,657
   Accrued dividends (Note 12)                                                                  188,712          34,891
   Payable due to officer                                                                            --          15,453
   Payable due to shareholder                                                                        --          13,708
   Note payable                                                                                      --          10,000
                                                                                           ------------      ----------

Total current liabilities                                                                       405,802         195,709
                                                                                           ------------      ----------

Total liabilities                                                                               405,802         195,709
                                                                                           ------------      ----------

                Vertical Computer Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                                2000            1999
                                                                                           ------------      ----------
Commitments and contingencies (Note 14)

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding at December 31, 2000 and
   1999, respectively (Note 12)                                                                  45,000          45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares authorized;
   25,000 shares issued and outstanding at December 31, 2000 and 1999 (Note 12)                 156,250         156,250

Stockholders' equity (deficit) (Notes 3, 4, 5, 11, and 12):
   Common stock; $0.00001 par value; 1,000,000,000 shares authorized;
     572,707,507 and 926,603,100 shares issued and outstanding at December 31,
     2000 and 1999, respectively                                                                  5,727           9,355
   Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 600,000 shares authorized; 50,000 and 0 shares issued and outstanding at December 31,
     2000 and 1999, respectively                                                                     50              --
   Note receivable from shareholder                                                                  --        (166,984)
   Subscription receivable                                                                       (2,000)             --
   Additional paid-in capital                                                                22,824,968         389,953
   Accumulated deficit                                                                      (15,476,050)       (245,923)
   Accumulated other comprehensive income                                                       420,000              --
                                                                                           ------------      ----------

Total stockholders' equity (deficit)                                                          7,772,695         (13,599)
                                                                                           ------------      ----------

Total liabilities and stockholders' equity                                                 $  8,379,747      $  383,360
                                                                                           ============      ==========

                    See accompanying notes to consolidated financial statements.

                Vertical Computer Systems, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                                            Years Ended December 31,
                                                                       ---------------------------------
                                                                           2000                1999
                                                                       -------------       -------------
Net sales (Notes 5 and 17)                                             $     137,451       $     495,337

Cost of sales                                                                 72,382              43,988
                                                                       -------------       -------------

Gross profit                                                                  65,069             451,349

Selling, general and administrative expenses                               5,762,063             684,501
                                                                       -------------       -------------

Operating loss                                                            (5,696,994)           (233,152)

Equity loss of unconsolidated affiliate (Note 4)                             (31,453)                 --

Gain on sale of subsidiary (Note 5)                                          863,252                  --
                                                                       -------------       -------------

Net loss                                                                  (4,865,195)           (233,152)

Dividend applicable to preferred stock (Note 12)                            (188,712)            (10,590)

Deemed dividend on issuance of Series A Preferred Stock (Note 12)        (10,000,000)                 --
                                                                       -------------       -------------

Net loss available to common shareholders                              $ (15,053,907)      $    (243,742)
                                                                       =============       =============

Basic and diluted loss per common share                                $       (0.02)      $          --
                                                                       =============       =============

Basic and diluted weighted average number of common shares
 outstanding                                                             605,113,388         794,877,073
                                                                       =============       =============

Diluted weighted average number of common shares outstanding             605,113,388         794,877,073
                                                                       =============       =============

                     See accompanying notes to consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 1999


                                                                                                 Note
                                           Common Stock                    Series A           Receivable
                                    --------------------------       --------------------        from        Subscription
                                       Shares           Amount        Shares       Amount     Shareholder     Receivable
                                    ------------       -------       --------      ------     -----------    ------------
Balance, December 31, 1998           795,378,399       $ 7,953             --       $  --             --       $    --

Issuance of common stock and
  Preferred in
  recapitalization
  transaction (Note 12)                  170,000             2        600,000         600             --            --

Conversion of Preferred
  Series A stock (Note 12)           120,000,000         1,200       (600,000)       (600)            --            --

Issuance of common stock
  (Note 12)                           20,000,000           200             --          --             --            --

Non-employee compensation
  expense from options issued
  (Note 11)                                   --            --             --          --             --            --

Note receivable from
  shareholder (Note 12)                       --            --             --          --       (166,984)           --

Net loss                                      --            --             --          --             --            --
                                    ------------       -------       --------       -----       --------       -------

Balance, December 31, 1999           935,548,399         9,355             --          --       (166,984)           --

Cancellation of shares in
  connection with a legal
  settlement (Note 12)              (246,470,580)       (2,465)            --          --        (11,802)           --

Issuance of Series A
  Preferred stock, par value
  $0.001 net of issuance cost
  of $1,000,000 (Note 12)                     --            --         50,000          50             --            --

Shares issued for
  professional services (Note 12)        879,688             9             --          --             --            --

Preferred stock dividends
  (Note 12)                                   --            --             --          --             --            --

Shares cancelled in connection
 with sale of Externet World,
 Inc.(Note 5)                       (144,850,000)       (1,449)            --          --        178,786            --

                                                      Accumulated
                                       Additional       Other
                                        Paid-In      Comprehensive   Accumulated    Comprehensive
                                        Capital         Income         Deficit          Loss            Total
                                       ----------    -------------   -----------    -------------     ----------
Balance, December 31, 1998             $  225,136       $    --       $ (12,771)      $      --       $  220,318

Issuance of common stock and
  Preferred in
  recapitalization
  transaction (Note 12)                  (166,243)           --              --              --         (165,641)

Conversion of Preferred
  Series A stock (Note 12)                   (600)           --              --              --               --

Issuance of common stock
  (Note 12)                               299,800            --              --              --          300,000

Non-employee compensation
  expense from options issued
  (Note 11)                                31,860            --              --              --           31,860

Note receivable from
  shareholder (Note 12)                        --            --              --              --         (166,984)

Net loss                                       --            --        (233,152)       (233,152)        (233,152)
                                       ----------       -------       ---------       ---------       ----------

Balance, December 31, 1999                389,953            --        (245,923)       (233,152)         (13,599)
                                                                                      =========

Cancellation of shares in
  connection with a legal
  settlement (Note 12)                      2,465            --              --              --          (11,802)

Issuance of Series A
  Preferred stock, par value
  $0.001 net of issuance cost
  of $1,000,000 (Note 12)               8,999,950            --              --              --        9,000,000

Shares issued for
  professional services (Note 12)         238,335            --              --              --          238,344

Preferred stock dividends
  (Note 12)                                    --            --        (364,932)             --         (364,932)

Shares cancelled in connection
 with sale of Externet World,
 Inc.(Note 5)                               1,449            --              --              --          178,786

                Vertical Computer Systems, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 1999

                                                                                               Note
                                         Common Stock                   Series A            Receivable
                                   -------------------------       --------------------        from         Subscription
                                      Shares          Amount       Shares       Amount      Shareholder      Receivable
                                   ------------       ------       ------       -------       -------       ------------
Stock options and warrants
  exercised (Note 11)                59,310,000          594           --            --            --         (1,443,700)

Shares and subscription
  receivable cancelled in
  connection with stock
  rescission (Note 11)              (31,710,000)        (317)          --            --            --          1,441,700

Non-employee compensation
  expense for stock options
  issued (Note 11)                           --           --           --            --            --                 --

Deemed dividend on issuance
  of Series A Preferred Stock
  (Note 12)                                  --           --           --            --            --                 --

Comprehensive loss:
  Net loss                                   --           --           --            --            --                 --

  Unrealized gain on
  securities available for
  sale (Note 4)                              --           --           --            --            --                 --
                                   ------------       ------       ------       -------       -------       ------------
Balance, December 31, 2000          572,707,507       $5,727       50,000       $    50            --       $     (2,000)
                                   ============       ======       ======       =======       =======       ============

                                                     Accumulated
                                    Additional         Other
                                     Paid-In        Comprehensive   Accumulated       Comprehensive
                                     Capital           Income         Deficit             Loss              Total
                                   ------------     -------------   ------------      -------------      -----------
Stock options and warrants
  exercised (Note 11)                 3,235,310             --                --                --         1,792,204

Shares and subscription
  receivable cancelled in
  connection with stock
  rescission (Note 11)               (1,345,758)            --                --                --            95,625

Non-employee compensation
  expense for stock options
  issued (Note 11)                    1,303,264             --                --                --         1,303,264

Deemed dividend on issuance
  of Series A Preferred Stock
  (Note 12)                          10,000,000             --       (10,000,000)               --                --

Comprehensive loss:
  Net loss                                   --             --        (4,865,195)       (4,865,195)       (4,865,195)

  Unrealized gain on
  securities available for
  sale (Note 4)                              --        420,000                --           420,000           420,000
                                   ------------       --------      ------------       -----------       -----------
Balance, December 31, 2000         $ 22,824,968       $420,000      $(15,476,050)      $(4,445,195)      $ 7,772,695
                                   ============       ========      ============       ===========       ===========

                    See accompanying notes to consolidated financial statements.

                Vertical Computer Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        ------------       ---------

Cash flows from operating activities
   Net loss                                                             $ (4,865,195)      $(233,152)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Realized gain on sale of subsidiary                                      (863,252)             --
   Equity loss of unconsolidated affiliate                                    31,453              --
   Issuance of common stock for services                                     238,344              --
   Depreciation                                                              100,702           7,316
   Gain on investment                                                             --          (5,627)
   Non-employee compensation expense                                       1,303,264          31,860
Compensation expense for stock rescission                                     95,625              --
   Changes in assets and liabilities:
   Accounts receivable                                                        (7,781)        (48,362)
   Receivable from shareholder                                                30,700        (166,984)
   Receivable from related party                                               7,643          (8,170)
   Prepaids                                                                  (41,849)             --
   Royalties receivable                                                     (100,000)             --
   Deposits                                                                  (61,064)         (4,000)
   Other receivable                                                           25,000         (21,906)
   Accounts payable                                                           66,438         118,558
                                                                        ------------       ---------

Net cash used in operating activities                                     (4,039,972)       (330,467)
                                                                        ------------       ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiary, net of restricted cash                  575,779          70,000
   Recapitalization and acquisitions                                              --         238,609
   Payments for equipment                                                   (734,012)         (6,483)
   Purchase for investments                                                 (950,000)             --
                                                                        ------------       ---------

Net cash provided by (used in) investing activities                       (1,108,233)        302,126
                                                                        ------------       ---------

Cash flows from financing activities:
   Proceeds from issuance of Series A Preferred stock                      9,000,000              --
   Proceeds from stock options exercised                                   1,792,204              --
   Payment of cash dividends                                                (211,111)             --
   Proceeds from private placement                                                --         269,300
   Payment on note payable                                                   (10,000)        (38,344)
   Issuance of note payable                                                  (35,000)             --
                                                                        ------------       ---------

Net cash provided by financing activities                                 10,536,093         230,956
                                                                        ------------       ---------

Net increase in cash                                                       5,387,888         202,615

Cash and cash equivalents, beginning of year                                 210,924           8,309
                                                                        ------------       ---------

Cash and cash equivalents, end of year                                  $  5,598,812       $ 210,924
                                                                        ============       =========

                    See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Vertical Computer Systems, Inc. (the "Company") was incorporated in the State of Delaware in April 1993. The Company operated as a non-reporting public shell company, with a wholly-owned subsidiary. On October 21, 1999, the Company acquired all the outstanding capital stock of Externet World, Inc. ("EW"), with the issuance of 786,433,100 shares of the Company's common stock. The issuance of the Company's common stock to the shareholders of EW made the Company become an active operating entity. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Therefore, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes. The relevant acquisition process utilizes the capital structure of Vertical Computer Systems, Inc. and the assets and liabilities of EW are recorded at their historical cost. EW is the continuing operating entity for financial reporting purposes. The net liabilities of $(165,641) of Vertical Computer Systems, Inc. are included as of October 21, 1999. Although EW is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change.

The consolidated financial statements include the accounts of the Company and its subsidiaries, EW, Globalfare.com, Inc. ("GFI"), Pointmail.com, Inc. ("PMI") and Scientific Fuel, Inc. ("SFI"). The Company is a software development company, which provides global e-commerce solutions.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company, with the additional financing, will result in higher cash flows provided by operations.

Since the Company's recapitalization, the primary focus has been to construct a platform on the internet, with the recruitment of a worldwide network of e-commerce partners in each country, tied to a large variety of technologies and services that ultimately could be marketed over that platform.

At this point in time, the Company has not generated any significant revenue but believes its is poised in the next few months to launch a number of products, services and other revenue generating programs that it expects to be positively received by the market. Through the Company's various technologies and the partnerships, it has created products, which the Company anticipates certain synergies will assist in the introduction of its programs. Additionally, the Company believes its three existing international in-country partners have the ability and resources to market products concurrently in their respective country of origin.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

The Company believes that the 60% ownership in Now Solutions LLC ("NOW) (See
Note 16), which purchased Ross' HRIS/PAYROLL division, will assist in some of its marketing efforts for some of the

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's products. Also, the Company believes its technology will offer value-added benefits to the international distribution of NOW products.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any such losses in such accounts.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from one to fifteen years.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. At December 31, 2000 and 1999 no software costs have been capitalized due to the insignificance of amounts.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Revenue Recognition

For the Company's various services, revenue is recognized when services are rendered.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company has adopted this accounting standard. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

Investments

Investments in entities in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". Some investments in securities in which the Company does not exercise significant influence, does not have control, and does not plan on selling in the near term are accounted for as available for sale securities in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Income Taxes

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, FASB No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes.

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (Continued)

On February 7, 2000, the Company executed a 20-for-1 stock split of the Company's Common Stock. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split for all periods presented.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company has securities available for sale, with unrealized gains recognized as comprehensive income.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative value are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement was adopted in January 2001, it had no material impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a placement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 had no material affect on the Company's financial results.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44

Note 2. Summary of Significant Accounting Policies (Continued)

clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption FIN 44 had no material effect on the Company's financial position or results of operation.

Note 3. Business Combinations

During April 2000 the Company acquired Globalfare.com, Inc. ("GFI"), an on-line travel agency based in Las Vegas, Nevada. GFI began operating in April of 1999. The Company issued 5,945,299 shares of its common stock to acquire all of the outstanding common stock of GFI. The acquisition was accounted for as a pooling of interest.

In May 2000 the Company acquired Scientific Fuel, Inc., ("SFI"), a public company with no operations. The Company issued 2,000,000 shares of its common stock to acquire all of the outstanding common stock of SFI. The acquisition was accounted for as a pooling of interest.

During June 2000 the Company acquired Pointmail.com, Inc. ("PMI"), a company that is in the process of developing an Internet e-mail system. PMI began operating in May of 2000 and had no significant operations until the Company acquired it. The Company issued 1,000,000 shares of its common stock to acquire all of the outstanding common stock of PMI. The acquisition was accounted for as a pooling of interest.

In accordance with the pooling of interest method of accounting, all prior period consolidated financial statements presented have been restated to include GFI; SFI and PMI are not included in the prior periods, since SFI did not have operations and PMI was not in existence until May 2000.

The results of operations for GFI, which are included in the amounts presented in the consolidated financial statements, are as follows:

                                Twelve Months Ended December 31, 1999
                           -----------------------------------------------
                             Vertical
                            Computers     Globalfare.com         Total
                           ------------  ----------------     ------------

Net sales                   $ 495,264        $      73         $ 495,337
Net loss                      (50,056)        (183,096)         (233,152)

Also in June 2000, GFI acquired Las Vegas Travel, Inc. ("LVT"), a local travel agency providing travel packages to individuals. GF paid $38,000 to acquire all of the outstanding common stock of LVT. The acquisition was accounted for under the purchase method of accounting. The summarized unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, which assumes that the

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition of LVT occurred as of the beginning of the year has not been included due to the insignificance of the amounts compared to the Company's actual reported amounts.

Note 4. Investments

During the first two quarters of fiscal 2000, the Company made minor investments in four joint ventures, which the Company intends to assist in development of software products. The Company owns 50% of all the joint ventures and accounts for the investments under the equity method of accounting. As of December 31, 2000, the Company had a reserve on all joint venture investments, since they are still in the developmental stages and have not begun to recognize any revenue (see Note 14).

In April 2000, the Company paid $400,000 to acquire securities in iNet Purchasing, Inc. ("INET"). The Company accounts for the investment at cost. In addition, the Company paid $100,000 to receive a royalty of 1% on all INET sales up to $500,000 and .5% on all sales thereafter. The royalty period is twenty years and all payments are to be made on a quarterly basis.

During August 2000, the Company paid $300,000 to acquire securities in Flightserv.com, Inc. ("FSI"). The Company accounts for the investment as securities available for sale with all unrealized gains and losses recognized as a component of stockholders' equity. For the year ended December 31, 2000, the Company recognized a total of $420,000 in unrealized gains from securities available for sale.

During October 2000, the Company paid $250,000 to acquire a 30% interest in Apollo Industries, Inc. ("Apollo"), a company that is in the process of developing its smart card technology. The Company accounts for the investment under the equity method of accounting and has recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In addition the Company paid $25,000 to receive a royalty on all Apollo sales up to a maximum of $35,500 per year. The royalty agreement covers the next 20 years. At December 31, 2000, due to the uncertainty regarding the recovery of the royalty, the Company expensed the $25,000.

Note 5. Related Party Transaction

On September 30, 2000 the Company sold its wholly owned subsidiary Externet World, Inc. for $1,200,000 to Eurovest, Inc., a company which a member of the Company's Board of Directors is an executive officer. In connection with the transaction the Company recognized a gain of $863,252. Of the total proceeds received $506,419 remains in a restricted escrow account, pending the outcome of a current litigation conflict. Eurovest subsequently sold EW to two former shareholders of the Company and received 147,350,980 shares of the Company's common stock. As part of a settlement agreement, Eurovest agreed to cancel 144,850,000 common stock shares and retained 2,000,980 shares in a trust for the Company. As part of the transaction, Eurovest received fees of $72,000 and 500,000 shares of the Company's common stock.

Externet World, Inc. had an investment with a related party, which it accounted for under the equity method. At December 31, 1999, receivables from the related party consisted of trade accounts receivable of $26,196 and $21,630 of cash advances made to the company. No interest was accrued on any cash advances. Included in the accompanying consolidated statements of operations for the year ended December 31, 1999 are approximate sales to the related party of $62,000 and approximate cost for those sales of $3,600 for the year ended December 31, 1999.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment

Property and equipment consist of the following:

                                                          December 31,
                                                 ------------------------------
                                                    2000                 1999
                                                 =========            =========

Equipment                                        $ 665,372            $  23,878
Leasehold improvements                              67,630               12,218
Furniture and fixtures                              43,698                6,682
Less accumulated depreciation                     (114,712)             (14,010)
                                                 ---------            ---------

                                                 $ 661,988            $  28,768
                                                 =========            =========

Depreciation expense for the year ended December 31, 2000 and 1999 was $100,702 and $7,316, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

                                                          December 31,
                                                 ------------------------------
                                                    2000                 1999
                                                 =========            =========
Accounts payable                                 $ 174,874            $  28,865
Accrued payroll                                     38,784               71,141
Accrued liabilities                                  3,432               21,651
                                                 ---------            ---------

                                                 $ 217,090            $ 121,657
                                                 =========            =========

Note 8. Other Receivables

Other receivables consist of the following:

                                                            December 31,
                                                  -----------------------------
                                                     2000                1999
                                                  =========           =========
Customer advances - ISC France                    $      --           $  21,685
Miscellaneous advances                               35,000               8,089
                                                  ---------           ---------

                                                  $  35,000           $  30,374
                                                  =========           =========

During November 2000, the Company issued a $35,000 note receivable to INET. The note has a interest rate of 6% per annum, with the entire principal and interest amount due April 2001.

Note 9. Income Taxes

As of December 31, 2000, the Company had net federal operating loss carryforwards and net state operating loss carryforwards of approximately $3,000,000, and $1,500,000, respectively. The net federal operating loss carryforwards expire in various years through 2020 and net state operating loss carryforwards expire in various years through 2005.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary components of temporary differences, which give rise to the Company's net deferred tax, are as follows:

                                                        December 31,
                                             ----------------------------------
                                                 2000                   1999
                                             ===========            ===========

Deferred tax asset:
   Net operating losses                      $ 1,223,424            $    24,128
   Temporary differences                         655,613                 12,744
   Valuation allowance                        (1,879,037)               (36,872)
                                             -----------            -----------

Net deferred tax asset                       $        --            $        --
                                             ===========            ===========

The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

                                                    Years ended December 31,
                                                ------------------------------
                                                   2000                1999
                                                ==========          ==========
Federal statutory rate                                  34%                 34%
State taxes, net of federal benefit                      6                   6
Change in valuation allowance                          (40)                (40)
                                                ----------          ----------

                                                        --%                 --%
                                                ==========          ==========

Note 10. Earnings Per Share

The components of basic and diluted earning per share were as follows:

                                                     Year Ended December 31,
                                                 -----------------------------
                                                     2000             1999
                                                 ============     ============

Numerator
   Net (loss)                                    $ (4,865,195)    $   (233,152)
   Deemed dividend on Series A Preferred Stock     10,000,000               --
   Preferred stock dividends                         (188,715)         (10,590)
                                                 ------------     ------------

   (Loss) available for common stockholders      $(15,053,907)    $   (243,742)
                                                 ============     ============

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings Per Share (Continued)

Denominator
   Weighted average number of common shares outstanding during the period         605,113,388            794,877,073

   Assumed exercised stock options and warrants outstanding                         3,200,000**                   --**
   Assumed conversion of Series A Preferred Stock                                  25,000,000**                   --**
   Assumed conversion of Series B Preferred Stock                                      27,274**               27,274**
   Assumed conversion of Series D Preferred Stock                                      94,700**               94,700**
                                                                                 ------------           ------------

   Common stock and common stock equivalents used for diluted EPS                 605,113,388            794,877,073
                                                                                 ============           ============

Per share amounts
   Basic (loss) per share                                                        $      (0.02)          $         --
                                                                                 ============           ============

   Diluted (loss) per share                                                      $      (0.02)          $         --
                                                                                 ============           ============

** The effect of outstanding stock options and preferred stock is not included, as the result would be anti-dilutive.

Note 11. Common Stock Options/Warrants

The Company may issue a maximum of 50,000,000 options to acquire shares of its common stock under their stock option plan. Most options issued are non-assignable, non-transferable, have a vesting period of one year from the date of grant and usually expire five years from the date of grant.

As of December 31, 2000 the Company had a subscription receivable of $2,000 due in relation to warrants that were exercised.

On December 27, 2000 the Company executed a rescission agreement with a majority of the individuals that exercised their stock options during fiscal 2000. As part of the rescission, the individuals returned the previously issued shares in exchange for the cancellation of the notes they executed to purchase the options. The Company recognized $95,625 compensation expense in connection with the rescission. During fiscal 2000 the Company received proceeds of $1,792,204 from the exercise of 27,600,000 options and warrants.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Common Stock Options/Warrants (Continued)

Option activity within each plan is as follows:

                                                                           Non-                          Weighted
                                                      Incentive         Statutory                         Average
                                                     Stock Option         Stock                            Price
                                                        Plans            Options           Warrants      Per Share
                                                     -----------       -----------       -----------     ---------
Options/warrants granted range from $0.01 to
   $0.50 per share                                    10,200,000        21,400,000        24,000,000       $0.03
                                                     -----------       -----------       -----------       -----

Balance/warrants outstanding, December 31, 1999       10,200,000        21,400,000        24,000,000       $0.03

Options/warrants granted range from $2.00 to
   $0.05 per share                                     2,300,000         2,400,000         9,836,364       $0.36

Options/warrants exercised range from $0.50 to
   $0.01 per share                                   (10,710,000)      (22,400,000)      (26,200,000)      $(0.04)

Options/warrants rescinded range from $0.50 to
   $0.01 per share                                    10,710,000        21,000,000                --       $0.04
                                                     -----------       -----------       -----------       -----

Balance/warrants outstanding, December 31, 2000       12,500,000        22,400,000         7,636,364       $0.17
                                                     ===========       ===========       ===========       =====

Information relating to stock options/warrants at December 31, 2000 summarized by exercise price are as follows:

                                                  Outstanding                                     Exercisable
                                 -------------------------------------------------      -------------------------------
                                                Weighted Average                                Weighted Average
                                 -------------------------------------------------
Exercise Price                                          Life            Exercise                             Exercise
Per Share                             Shares           (Months)           Price            Shares             Price
                                 --------------      -----------      ------------      -------------      ------------
Incentive Stock Options:
   $0.04 - $0.50                     11,000,000             31.0      $       0.06         10,200,000      $       0.50
   $0.51 - $1.25                      1,500,000             30.0      $       1.25                 --      $         --
                                 --------------      -----------      ------------      -------------      ------------

                                     12,500,000             30.8      $       0.20         10,200,000      $       0.50
                                 ==============      ===========      ============      =============      ============

Nonstatutory Stock Options:
   $0.01 - $0.50                     21,600,000             38.8      $       0.05         20,000,000      $       0.02
   $0.58 - $2.00                        800,000             31.9              1.11                 --                --
                                 --------------      -----------      ------------      -------------      ------------

                                     22,400,000             38.5              0.09         20,000,000      $       0.02
                                 ==============      ===========      ============      =============      ============

Warrants
   $0.05 - $0.35                      7,636,364             51.0      $       0.29                 --      $         --
                                 ==============      ===========      ============      =============      ============

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Common Stock Options/Warrants (Continued)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented:

                                                      2000               1999
                                                 --------------       ---------

Net loss attributable to common stockholders     $  (15,053,907)      $(243,742)
Pro forma                                        $  (15,371,423)      $(252,550)

Basic and diluted loss per common share          $        (0.02)      $      --
Pro forma                                        $        (0.03)      $      --

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000; expected life of options was 1.5 years, expected volatility of 66%, risk-free interest rate of 5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2000 was $0.17 per option.

Note 12. Stockholders' Equity

Common Stock

On October 21, 1999, the Company issued 786,433,100 shares to acquire all of the outstanding shares of EW in a reverse merger. As such, the original accumulated deficit of the Company prior to the merger was eliminated against additional paid-in capital, since the Company prior to the merger operated as a shell company.

On November 1, 1999, the Company executed a Private Placement, in which it issued 100,000 units comprised of 200 shares of the Company's common stock to be purchased for $0.015 a share and 1 warrant to purchase 200 shares of the Company's common stock for $0.035 per share. In connection with the Private Placement, the Company issued 20,000,000 shares of common stock, which raised $300,000 in net proceeds. During fiscal 2000 all the warrants were exercised (see Note 11).

On December 16, 1999, the board of directors approved the conversion of the Company's Preferred Series A stock, into the Company's common stock at a ratio of 200 shares of common stock for every 1 share of Series A stock. In connection with the conversion, the Company issued 120,000,000 shares of the Company's common stock.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stockholders' Equity (Continued)

During February 2000 the Company settled a litigation conflict with a former shareholder, in which 246,470,580 shares of common stock were cancelled.

During the last quarter of fiscal 2000 the Company issued 879,688 shares of common stock for various marketing services. The Company recognized an expense of $238,344 for the services, which is equal to the fair market value of the shares on the dates of issuance.

Preferred Stock

During November 1999 all of the Series A Preferred stockholders' converted there outstanding shares into 120,000,000 shares of the Company's common stock.

In February 2000 the Company raised $9,000,000, net of $1,000,000 in offering costs, in connection with the issuance of 50,000 shares of Series A Preferred stock. The Series A shares have cumulative dividends of 4% and are convertible into 500 shares of common stock for every one share of Series A.

In connection with the Series A issuance the Company recognized a deemed dividend of $10,000,000, which is the beneficial conversion feature the Series A shareholders received when they purchased the shares, limited to the maximum amount of proceeds raised by the Company.

During fiscal 2000 the Company paid cash dividends of $211,111 or $4.22 per share of Series A, in addition to having $188,712 and $34,891 of accrued dividends at December 31, 2000 and 1999, respectively.

At December 31, 2000 and 1999 the Company had 7,200 shares of Series B 10% cumulative convertible preferred stock outstanding. The Series B has a par value of $0.001 and is convertible into 3.788 shares of common stock for every one share of Series B. The Series B is not considered equity of the company, since the Series B shareholders' are entitled to receive a portion of any securities or assets that are the result of the Company executing a recapitalization, consolidation, sale or merger ("Special Transactions").

At December 31, 2000 and 1999 the Company had 25,000 shares of Series D 15% cumulative convertible preferred stock outstanding. The Series D has a par value of $0.001 and is convertible into 3.788 shares of common stock for every one share of Series D. The Series D is not considered equity of the Company, since the Series D shareholders' are entitled to receive the same portion of any securities or assets as the Series B shareholders' are entitled to on any Special Transactions.

Note Receivable from Shareholder

The Company made various cash advances to a shareholder, which were sold as part of the sale of Externet World, Inc. (see Note 5).

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2000 and 1999 are as follows:

                                                        December 31,
                                             ----------------------------------
                                                 2000                 1999
                                             -------------        -------------
Cash paid for interest                       $         196        $         480
                                             =============        =============

Non-cash financing activities for the years ended December 31, 2000 and 1999 were as follows:

                                                                                   December 31,
                                                                         -------------------------------
                                                                             2000               1999
                                                                         ------------       ------------
Conversion of Series A preferred stock into 120,000,000 shares of
  common stock                                                           $         --       $      1,200

Series A cumulative stock dividends                                          (153,821)                --

Deemed dividend                                                            10,000,000                 --

Exercise of 35,900,000 stock options for notes receivable                  (1,443,700)                --

Rescission of 31,700,000 stock options and related notes receivable         1,441,700                 --

Cancellation of 246,470,580 shares of common stock in connection
  with litigation settlement                                                   (2,465)                --
                                                                         ============       ============

Note 14. Commitments and Contingencies

Commitments

The Company leases a building expiring in December 2004. Future minimum rental payments required in excess of one year at December 31, 2000 are as follows:

Year ending December 31,                                              Amount
------------------------                                            -----------
           2001                                                     $   146,441
           2002                                                         127,262
           2003                                                          81,108
           2004                                                          57,622
           2005                                                           7,596
                                                                    -----------

           Total                                                    $   420,029
                                                                    ===========

Rental expense for the years ended December 31, 2000 and 1999 was approximately $97,372 and $50,350, respectively.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies (Continued)

In connection with the Companies joint venture investments, the Company has pledged to fund up to $500,000 of one investment in India, of which $28,100 has already been provided at December 31, 2000. There is also another commitment to fund up to $100,000 of a software joint venture investment, of which $20,100 has already been provided at December 31, 2000.

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, a computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every 6 months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales.

Lawsuits

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

Note 15. Significant Customers

During fiscal 1999, 87% of the Company's net sales were made up of two customers and 90% of net sales were to foreign customers. At December 31, 1999 there were no ongoing contracts. There were no significant customers for fiscal 2000.

Note 16. Subsequent Events

During February 2001 the Company entered into an agreement with Now Solutions, LLC ("NOW"), a company involved in the development and sale of human resource software, by which the Company contributed $1,000,000 for a 60% interest in NOW. In addition the Company guaranteed $1,500,000 of debt financing obtained by NOW, with a declining pledge agreement.

In connection with the NOW agreement, the Company issued warrants to Arglen Acquisition, LLC ("Arglen"), which owns the other 40% interest in NOW. The warrants, which are anti-dilutive, give Arglen the right to purchase 5% of the total outstanding capital of the Company for an exercise price of $0.08. A third of the warrants vested upon grant, with a remaining third vesting in one year from the original grant and the last third vesting two years from the original grant. All warrants are exercisable five years from the date of vesting. In addition if the Company's market price fails to meet a certain levels over the next two years, Arglen has the right to receive an additional 50,000,000 warrants.

For the calendar year ended June 30, 2000, Ross Systems, Inc. ("Ross") HRIS/PAYROLL division had revenue of $8.4 million (unaudited) with adjusted EBITDA of $3.3 million (unaudited), and for the calendar year ended June 30, 1999, Ross' HRIS/PAYROLL division had revenue of $9.6 million (unaudited) with adjusted EBITDA of $3.25 million (unaudited).

The Company acquired its interest in NOW based on management's view that the Company's technology, services and distribution channels can enhance the productivity and value of HRIS/PAYROLL, while utilizing HRIS/PAYROLL's customer base as a ready and identifiable source of customers for the Company's technology, products and services.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or any later interim period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to our current executive officers and directors.

           Name                 Age         Position
           ----                 ---         --------

Richard S. Wade.................57          President, Director
Steve Gunn......................46          Chief Financial Officer
William K. Mills................43          Secretary, Director
Gary Freeman....................33          Director
Dr. Terry Washburn..............47          Director

Richard S. Wade, Age 57
President, Director

Richard S. Wade is President of VCSY and has been a director since October 1999. Before coming to EW in mid-1999, and then transitioning to what is now VCSY in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company. In March 1998, Struthers Industries, Inc. filed a petition for bankruptcy under the Bankruptcy Act. Prior to these executive positions, Mr. Wade spent over ten years with Duty Free Shoppers, Inc., culminating in his attaining the position of President, U.S. Division from 1978 to 1981. Over the course of his career, he has accumulated experience in retail operations, distribution, and financial matters. Mr. Wade is a CPA, earning his Bachelor of Science in Accounting at Brigham Young University as well as a Master of Science in Business Policy from Columbia University Business School.

Stephen R. Gunn, Age 46
Chief Financial Officer

Mr. Gunn was appointed Chief Financial Officer of the Company in April 2001. He also joined NOW Solutions, LLC, which is majority-owned by the Company, as its Chief Financial Officer in April 2001. Prior to joining NOW Solutions and the Company, Mr. Gunn served as the VP Finance for Intelligent Reasoning Systems, Inc., a privately held company that is a provider of capital equipment/software to the electronics manufacturing industry from October 1997 through December 2000. From April 1996 to May 1997, He served as the CFO of Austin Computer Systems, a Singapore based PC manufacturing company with operations in Austin, Texas. From August 1994 to March 1996, he served as the Corporate Controller for Austin Computer Systems. Mr. Gunn obtained his public accounting experience with KPMG Peat Marwick and received his CPA designation and practiced as a sole practitioner from 1986 to 1988. He graduated with a BBA from the University of Texas at Austin.

William K. Mills, Age 43
Secretary, Director

William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills & Patel LLP, where he specializes in complex commercial business representations, including transactional and litigation matters, including legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and Partner with Lewis, D'Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard. Active in professional and community organizations, he has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills is also a Board Member of the Didi Hirsch Dental Health Foundation. He has served on the boards of United Way's Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission and the Los Angeles County Judicial Procedures Commission.

Gary Freeman, Age 33
Director

Gary Freeman has been a director since February 2001. Mr. Freeman is a co-founder and currently president and chief operating officer of Catalyst Business Systems Inc., a next-generation consulting firm that combines the expertise of a premier consulting firm, the strategic positioning and capital-raising capabilities of an investment bank, and the efficient processing mentality of a business process outsourcer. Prior to founding Catalyst, Freeman was a partner at BDO Seidman LLP, where he provided accounting, auditing and business advisory services to a diverse group of public and private technology companies including U.S. Interactive (USIT), Osicom Technologies (FIBR), Netsilicon (NSIL), Turbolinux, ecapitalist.com and hellonetwork.com. He holds a B.B.A. from the University of Notre Dame.

Dr. Terry Washburn, Age 47
Director

Dr. Washburn has been a director since June 2000. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm. Eurovest specializes in private placement of capital as well as providing consulting services in strategic planning and business development. As the President, he is responsible for screening and analyzing prospective investment candidates for final recommendations to investors and and/or Boards of Directors. Dr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee that successfully directed the firm's asset base that reached 3 billion dollars. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Fr. Worth Texas, and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena California. He has extensive background in accounting, marketing, strategic planning and leadership development.

There are no family relationships between any of the executive officers or directors.

Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Significant Employees

Luiz Valdetarro, Age 42
Chief Technology Officer

In computer circles, Mr. Valdetaro, previous CTO of Diversified Data Resources, is best known for implementing the first PC to Mainframe in Latin America in the late 1970s, he is equally known for developing a product now called ACE. ACE originally TPEXPERT, an expert based system written in C and assembler using HLLAPI to automate the operations of IBM mainframes was sold to Diversified Data Resources in 1991. ACE, which supplanted IBM as a competitor, is currently being used by Fortune 100 companies such as American Express, Visa, Bank of America, Prodigy, Federal Express, Singapore Airways, Thai Airways, IOM Canada, Worldspan (the reservation system for Northwest, TWA and Delta Airlines) as well as many others. Mr. Valdetaro, a member of Who's Who Executive Club prior to being CTO of Diversified Data Resources, was a Senior Systems Engineer for System/One. Prior to that he was a senior systems engineer for Bank of America. Mr. Valdetaro is a graduate of Catholic University, Rio de Janeiro, Brazil with a BS in Electronic Engineering and a MS in Systems Engineering.

Jeff Davison, Age 45
Chief Software Officer

Mr. Davison is a Professional Engineer, certified in electrical and electronic engineering. He has more than 20 years of Internet software and product development experience. He is the author of various software products, including the popular SNMX scripting language for network management and automation, offered by Diversified Data Resources, currently in use at more than 50,000 sites worldwide. Most recently, he has been the chief developer of Emily, VCSY's proprietary XML tool.

Compliance with Section 16(a) of the Exchange Act of 1934

To the best of our knowledge, William Mills did not timely file a Form 3 to report his appointment to our Board of Directors or as an officer of our Company. Richard Wade filed a Form 5 reporting a transfer of shares during fiscal 2000.

Item 10. Executive Compensation

Summary Compensation Table

This Table sets forth the annual compensation for the two most recent completed fiscal years of the named officers who were serving as executive officers.

SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                        -------------------------
                                     ANNUAL COMPENSATION(1)                               AWARDS          PAYOUTS
                                     ---------------------                                ------          -------
            (a)            (b)        (c)         (d)          (e)           (f)           (g)              (h)         (i)
                                                               OTHER         RE-        SECURITIES                      ALL
           NAME                                               ANNUAL       STRICTED      UNDERLYING                    OTHER
            AND                                               COMPEN-       STOCK        OPTIONS/          LTIP        COMPEN-
         PRINCIPAL                   SALARY       BONUS       SATION       AWARD(S)        SARS           PAYOUTS      SATION
         POSITION          YEAR        ($)        ($)          ($)            ($)           (#)             ($)         ($)
         --------          ----      -------      ------      -------      --------     -----------       --------     --------
Richard Wade               2000      145,000        --            --            --             --            --          --
 President and             1999                     --            --            --             --                        --
 Chief Executive Officer

Luiz Valdetaro             2000      145,000        --            --            --             --            --          --
 Chief Technology Officer  1999         --          --            --            --             --            --          --

Julie Holmes               2000       91,663        --            --            --         5,000,000(2)      --          --
 Chief Financial Officer   1999         --          --            --            --             --            --          --

Jeff Davison               2000       54,000        --            --            --             --            --          --
 Chief Software Officer    1999         --          --            --            --        10,000,000(3)      --          --

-------------------

      (1) No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer's salary.

      (2) Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Ms. Holmes' Employment Agreement. Ms. Holmes is no longer an employee with the Company.

      (3) Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Davison's Employment Agreement. Mr. Davison began employment with the Company during June 2000.

      No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2000. The following table sets forth information concerning unexercised stock options held by each of the persons named as executive officers as of December 31, 2000.

2000 YEAR-END OPTION VALUES

                          Number of Securities
                               Underlying              Value of Unexercised
                           Unexercised Options         in-the Money Options
                           at Fiscal Year End           at Fiscal Year End
                       --------------------------   ---------------------------
Name                   Exercisable  Unexercisable   Exercisable    Unexercisable
----                   -----------  -------------   -----------    -------------
Julie Holmes            5,000,000        --           270,000           --
Jeff Davison           10,000,000        --           540,000           --

During 2000, the Company granted nonstatutory stock options to purchase an aggregate of 11,236,364 shares of common stock to twelve individuals for services provided. These options are non-assignable and non-transferable, are exercisable over a three year period from the date of grant, and vest in various increments through 2001.

On December 27, 2000 the Company executed a rescission agreement with a majority of the individuals that exercised their stock options during fiscal 2000. As part of the rescission, the individuals returned the previously issued shares in exchange for the cancellation of the note receivable they executed to purchase the options. Julie Holmes and Jeff Davison were beneficiaries of this program. The Company recognized a $95,625 compensation expense in connection with the rescission.

Director Compensation

Directors who are employees of our Company do not receive any compensation for service on the Board. We currently pay $3,500 cash compensation per meeting to non-employee directors. At the discretion of the Board of Directors, during February 2001, each member of the Board was granted an option exercisable for a period of five years to acquire 250,000 shares of Common Stock at a price based on market value on the day granted. No options were granted as director compensation during the fiscal year ended December 31, 2000.

The Company's Bylaws as well as Delaware corporate statutes provide for indemnification of and advances of expenses (including legal fees) under certain circumstances for officers and directors who are a party to or threaten to be made a party to any proceeding by reason of the fact that they are a director, officer or employee of the Company, against expenses and amounts paid in settlement of such actions.

The Company entered into an employment agreement as of January 1, 2001 employing Richard Wade as the Company's President. The term of the agreement is one year, renewable for an additional year at Mr. Wade's option and subject to approval by the Board of Directors; nonetheless, unless either Mr. Wade or the Board elects to terminate by giving written notice at least 90 days prior to the end of the term, the agreement shall be deemed to have been renewed for additional one year term. Mr. Wade's annual base compensation is $150,000 plus an annual bonus from a Company bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all Company executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr Wade would receive base compensation for the remainder of the employment term. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership by Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of April 9, 2001, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on April 9, 2001 which is 572,707,507 plus, for each person, any securities that person has the right to acquire within 60 days following April 9, 2001 pursuant to options or warrants.

                                                Shares of
                                                Common
                                                Stock
                                                Beneficially      Percent
Name and Address of Beneficial Owner (1)        Owned             of Class
                                                -----             --------
   Richard Wade............................    137,425,500(2)      23.40
   Luiz Valdetaro..........................     40,402,940(3)       7.05
   William Mills...........................      4,250,000(4)        *
   Dr. Terry Washburn......................        750,000(5)        *
   Gary Freeman............................        250,000(6)        *
   Steve Gunn..............................        250,000(7)        *
Five (5) directors and executive...........    183,328,440         32.01
officers as a group

----------

* means less than 1%
(1) Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., Los Angeles, CA 90048.
(2) Includes an Option to purchase up to 250,000 shares of Common Stock in the next 60 days. Also includes 101,372,560 shares owned by Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a minor child of Mr. Wade.
(3) Includes 1,200,000 shares owned by Gabriella Cuny-Valdetaro, 1,200,000 shares owned by Eliza Cuny-Valdetaro, and 1,200,000 shares owned by Louis Francois Cuny-Valdetaro, each of whom are minor children of Mr. Valdetaro.
(4) Includes an Option to purchase up to 250,000 shares of Common Stock in the next 60 days.
(5) Includes an Option to purchase up to 250,000 shares of Common Stock in the next 60 days.
(6) Includes an Option to purchase up to 250,000 shares of Common Stock in the next 60 days.
(7) Includes an Option to purchase up to 250,000 shares of Common Stock in the next 60 days.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended December 31, 2000 we paid to Parker, Mills & Patel, LLP, our United States legal counsel, approximately $182,044 in consideration for legal services rendered. During the fiscal year ended December 31, 1999 we issued to Parker, Mills & Patel, LLP 4,000,000 shares of our common stock in consideration for legal services rendered. William Mills, one of our directors, is a partner of Parker, Mills & Patel, LLP.

Terry Washburn, a Director of the Company, is the president of Eurovest, Inc., a Nevada corporation. Eurovest, Inc. facilitated the October 2000 settlement of the various litigated matters involving the Company, and its former principal shareholders Patrice Lambert and Marc Elalouf. As compensation for such facilitation, Eurovest, Inc. received $72,000, and 500,000 shares of the Company's common stock acquired by Eurovest, Inc., from Lambert and Elalouf. Eurovest, Inc. also retained in trust for the Company an additional 2,300,000 shares of the Company's common stock

Item 13. Exhibits and Reports on form 8-K.

      (A) Exhibits

            2.1 Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.(1)

            2.2 Stock Purchase Agreement dated April 5, 2000 between the Company and all the shareholders of Globalfare.com

            2.3 Stockholders Agreement dated October 12, 2000 between the Company and Vijay Amritraj

            2.4   Vertical - iNPI LLC Operating Agreement dated April 26, 2000

            2.5 iNet Government Services LLC Operating Agreement dated April 28, 2000

            3.1 Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc.(f/k/a Xenogen Technology, Inc.) (1)

            3.2 Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)

            3.3 Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock

            3.4 Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock

            3.5   Certificate of Amendment of Certificate of Incorporation
                  (2000)

            3.6 Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock (2000)

`            3.7   Amended and Restated Bylaws of the Company

            10.1  1999 Stock Option Plan of the Company

            10.2 Business Development and Marketing Agreement between Company and Avenel Alliance, Inc.

            10.3 Marketing Agreement between Company and Entertainment Marketing Group

            10.4  Employment Agreement between the Company and Richard Wade

            21.1  Subsidiaries of the Company

--------
(1) Previously filed on May 22, 2000 by the Company on Form 8-K 12G3 and incorporated by reference herein.


      (b) Reports on Form 8-K

On October 19, 2000, the Company filed a report on Form 8-K dated September 29, 2000 to disclose the transaction whereby the Company sold its subsidiary, Externet World, Inc.

On October 19, 2000, the Company filed a report on Form 8-K dated October 4, 2000 to disclose the transaction whereby two shareholders, each deemed a control person of the Company, exchanged part of their shareholdings in the Company to purchase a former Company subsidiary, and thereby each lost "control person" status.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 13th day of April, 2001, by the undersigned, thereunto duly authorized.

                                        Vertical Computer Systems, Inc.


                                        By /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April __, 2001.

                                        By /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade, President

                                        By /s/ Alex Federico
                                           -------------------------------------
                                           Alex Federico, Controller

                                           -------------------------------------

                                        DIRECTORS

                                        By /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade, President and

                                           -------------------------------------

                                        By /s/ William Mills
                                           -------------------------------------
                                           William Mills, Director

                                           -------------------------------------