Form 10KSB40/A
period 2000-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2001-05-17
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

         This Annual Report on Form 10-KSB is amended in its entirety.


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

Signatures

                                     PART I

Item 1. Description of Business


Management has used best efforts in writing Vertical's Form 10-KSB report in plain, easy to understand English. The Company Overview Section attempts to outline both the meaning and scope of the strategies currently employed at Vertical. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Vertical, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our", "the Company", "VCSY" or "Vertical" means Vertical Computer Systems, Inc. and its subsidiaries and divisions, and their predecessor companies and subsidiaries.


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


Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and contained in Item 6, "Management's Discussion and Analysis or Plan of Operation." These factors are not intended to represent a complete list of the general or specific factors that may affect us.


Company Overview


VCSY was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary which was sold at the time of acquiring Externet World, Inc. ("EW"). In October 1999, the Company acquired all the outstanding capital stock of EW, an Internet service provider, and became an active operating entity. In December 1999, VCSY acquired Emily Solutions web technology ("Emily"). The Emily framework consists of executable programs, files, configuration data and documentation needed to create websites that intercommunicate via XML and HTTP. In March 2000, VCSY entered into a joint venture with Zap S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets, and subsequently established a Web portal, theBrazilbridge.com, the Company's first Home Country Gateway ("HCG"). The Company acquired all of the stock of Globalfare.com, an online travel service, in May 2000. Later, in May

2000, the Company paid $400,000 to acquire a 2 1/2% equity interest in iNetPurchasing.com ("iNPi"), and paid $100,000 to receive a royalty on all iNPi sales for 20 years. The Company also entered into two joint ventures with "iNPi" to (i) market the Company's products to state and local governments, and (ii) to market iNPi online Procurement Services internationally. During June 2000 the Company acquired Pointmail.com, Inc. ("PMI"), a company in the process of developing an Internet e-mail system.

In October 2000 the Company launched another HCG, the USbridge.com. Also, in October 2000 the Company entered into a joint venture with First Serve Entertainment Pvt. Ltd., to develop and establish another HCG in India. During March 2001 the Company entered into a joint venture with Navicom Co. Ltd. ("Navicom"), an e-commerce and telecommunications company that is the leading provider of Global Positioning System ("GPS") technologies and GPS-related applications in Korea. As part of the joint venture, Navicom will establish a distribution platform within the Korean technology and e-commerce communities for the Company's products and services and collaborate on launching during summer 2001 another HCG, theKoreaBridge.com.


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


1) Goods and Services. VCSY provides international distribution for US-created goods and services, while bringing the best of its global partners' technologies to the American market. The essential motivation for the Company's efforts in goods and services is to provide "found money" for traditional retailers, innovative solutions for diverse markets, and enhanced revenues that do not conflict with a partner's traditional base.

Goods and services includes Globalfare.com, which offers online discounted travel. Headquartered in Las Vegas, Nevada, Globalfare.com ("Globalfare"), a wholly-owned subsidiary of VCSY, is an e-commerce B2C and B2B outlet whose aim is to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.


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


VCSY also offers a Personal Information Management system through a licensing agreement with WebAddressBook. VCSY acquired the license to the source code for "WebAddressBook", which allows VCSY to tailor the functionality of WebAddressBook and host the site on its own servers.


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


VCSY offers a free Internet messaging service through Webbe, which is licensed and co-branded from a third party. Webbe is a revolutionary platform that provides communication, navigation, and personalized content solutions for both Internet and Intranet users worldwide. Webbe is a downloadable integrated client application that bundles a host of functions and enables them to appear on the user's screen as a virtual remote control. Some of the features now available on VCSY's HCGs are:


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


Webbe, essentially a highly personalized Web browser, is a one-stop shop for Internet activity, and adds unique communications tools to VCSY's global network of Home Country Gateways.

Further, in March 2001, VCSY purchased a 60 percent majority interest in Now Solutions LLC, which acquired the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") product division from Ross Systems, Inc. (NASDAQ: ROSS). HRIS/PAYROLL, which reaches into small and growing businesses, is a widely supported human resources software system and used by over 200 companies in North America.


As a result of this acquisition, VCSY added the industry-recognized HRIS/PAYROLL system to the expanding technology portfolio that is offered to companies worldwide. Because its components are built on an XML platform, VCSY can bring the power of Emily solutions to this area as well.


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


2) Technology includes the Emily range of programming tools for XML. Emily is a collection of solutions that take Extensible Markup Language, or XML, code into the next level of business usage. The central component of Emily is the powerful MLE Markup Language Executive, a patent-pending, extensible, multi-platform scripting language with built-in parsing of XML and HTML data, including support for SQL databases, and tailored for the construction of intelligent, dynamic web sites. Emily reaches into small and large business and government enterprise. IBM Corp. recently featured VCSY's Emily technology as an innovation leader on IBM's new showcase Web site.


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


Another key product is the Emily XML Broker. This is a specialized buffer for XML documents and input forms. It provides a global repository of XML data, allowing users to obtain the locations of real time XML documents on the web. The broker creates a pool of shared data that can be used by application programs, thereby facilitating business-to-business (B2B) communications, research, and sharing of relational database information. In other words, the XML broker allows users to locate and grab public XML data from the Internet quickly and easily. The Emily XML Broker works with the Emily XML Enabler Agent. The Emily XML Broker silently runs in the background, accumulating relevant XML data from XML sources.

Marketing and Distribution: VCSY is in the process of evaluating the best method to market its suite of XML products to the market. A key component of the decision is the opportunity for a major player in the e-commerce with existing channels of established distribution or a direct marketing approach or a combination depending upon the particular market segment.

Presently, it is VCSY's intent to market to the U.S. small business segment by direct marketing through affiliate programs and as a part of iNET's solution to the small business sellers in the states where iNET has a state contract. For example, the Emily XML Agent will be marketed by iNET as part of its system to over 10,000 small businesses selling to the State of Texas in the next 60 days.

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

3) Wireless includes wireless data transmission on FM bands from VCSY's Brazilian partner Zap Quote, S.A. VCSY believes wireless technologies will be particularly suited to data delivery in countries where a hard-wired infrastructure may not be practical. VCSY has taken a unique approach to wireless communications, which the Company believes will help drive it into offering a range of wireless infrastructures that are very powerful for a host of applications which will leverage VCSY HGCs.


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


Competition: While there are a number of companies including PALM and Visor in the PDA business and a number of accessory companies for PDAs including VCSY's Korean partner, Navicom, there are none to VCSY's knowledge attempting the three way connection.

4) The Bridges support the Company's HCGs, which represent the distribution channels for VCSY goods, services and technology worldwide. The HCGs are the foundation for international distribution network. Five are already in operation:


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


TheWorldBridge.com and the individual HCGs will be platforms for the demonstration, deployment and sale of future VCSY technologies. The HCGs are targeted at individual audience segments and users, with maximum personalization thanks to the underlying technology. These sites will, for example, appeal to private expatriates living abroad, as well as those on government service in the military or diplomatic corps. VCSY has acquired fifty new domain names corresponding to each of the fifty states in the U.S. The Company intends to use the names to establish HCGs for each of the states.


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


The second step is to garner sponsors' attention via a solid value proposition. The Bridges will offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies' messages and desired product information to millions of new found consumers worldwide.

The sponsorship program is geared around a program whereby the search categories were realigned into a program that would cater to the normal product advertiser and not the Internet advertiser. The goal is to be selected by a product advertiser as a part of its advertising budget with a comprehensive program for the sponsor with exclusivity to a particular product category. Therefore, only 500 programs are planned to be offered to the potential advertiser. Due to VCSY's technology and its intention to utilize the Bridges to create revenue sources through services, it is not incumbent upon VCSY to rely solely upon advertising revenues from its Bridges.

VCSY has enlisted Entertainment Marketing Group and Avenel Alliance, Inc. as well as Strategic Media Alliance to act as agents providing oversight and strategic directions to expand the Bridges' revenue. The mission is to position the Bridges as a unique and reliable platform for the demonstration, deployment and sale of VCSY technologies, goods and services.

Competition: VCSY defines its Bridge competition two-fold. First, there are competitors with portals on an international basis like Yahoo, AOL or Lycos. These companies attempt to operate on a worldwide basis with different arrangements in each country. Second, there are portals that just operate in their respective country like IG.com.br in Brazil. However, the majority of these portals are geared towards advertising revenues generated by pure numbers of hits to their sites. Therefore, these portals tend to spend significant advertising dollars to bring masses to their sites. VCSY's approach with its Brides is to be selective with limited advertising but to attract selected visitors by superior technology and products through affiliate programs.




Strategic Overview


Vertical's current strategy is to continuously develop, license, and market its technology, services and products into the e-commerce market through an international platform established by its HCGs.

Moreover, VCSY goes on with creating, nurturing and expanding its global network of partners, deploying superior information technology products and services for businesses and e-commerce, bringing the world's best solutions to the U.S. market and in turn taking vital American-developed technologies to the world.


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


Joint Ventures & Strategic Partnerships

- iNetPurchasing.Com. ("iNPi"), based in Bethesda, Maryland, is a leading developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena. State governments in Texas, Maine and Idaho have already selected iNPi's unique technology to meet their statewide procurement needs.

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

Employees


As of December 31, 2000, the Company had twenty full-time employees and two part-time employees. In addition, the Company utilizes various consultants. The Company is not a party to any collective bargaining agreements.


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


In addition, the Company is involved in one additional litigated matter in the year ending December 31, 2000. The case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek damages based on the alleged increase in value of the stock since the private placement. The Company intends to vigorously defend this action.


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


      As of April 16, 2001 there were approximately 675 holders of record of our common Stock and approximately 56,560 beneficial owners of our common stock.


The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Unregistered sales of securities


During February 2000, the Company raised $10,000,000 through the sale and issuance to two investors of 50,000 shares of the Company's 4% Convertible Preferred Series A stock. Each such share is convertible into 500 shares of common stock after February 28, 2001. Avenel Financial Group received an underwriting commission of $1,000,000 of the cash proceeds and was also granted 1,000,000 common stock purchase warrants at an exercise price of $1.00 per share.


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


During September 2000 the Company issued 500,000 shares of common stock and granted a four year warrant to purchase a total of 7,000,000 shares of common stock at an exercise price of $0.35 per share, to a marketing company in exchange for marketing services. The right to purchase the common shares underlying the warrant vests monthly for 12 consecutive months commencing on September 30, 2000.


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

                Vertical Computer Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                                2000            1999
                                                                                           ------------      ----------
Commitments and contingencies (Note 14)

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding at December 31, 2000 and
   1999, respectively (Note 12)                                                                  45,000          45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares authorized;
   25,000 shares issued and outstanding at December 31, 2000 and 1999 (Note 12)                 156,250         156,250

Stockholders' equity (deficit) (Notes 3, 4, 5, 11, and 12):
   Common stock; $0.00001 par value; 1,000,000,000 shares authorized;
     572,707,507 and 926,603,100 shares issued and outstanding at December 31,
     2000 and 1999, respectively                                                                  5,727           9,355
   Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 50,000 and 0 shares issued and outstanding at December 31,
     2000 and 1999, respectively                                                                     50              --
   Series A Preferred stock; par value $0.001; 750,000 shares authorized;
     no shares issued and outstanding at December 31, 2000 and 1999                                  --              --
   Series C Preferred stock; par value $0.001; 375,000 shares authorized;
     no shares issued and outstanding at December 31, 2000 and 1999                                  --              --
   Note receivable from shareholder                                                                  --        (166,984)
   Subscription receivable                                                                       (2,000)             --
   Additional paid-in capital                                                                22,824,968         389,953
   Accumulated deficit                                                                      (15,476,050)       (245,923)
   Accumulated other comprehensive income                                                       420,000              --
                                                                                           ------------      ----------

Total stockholders' equity (deficit)                                                          7,772,695         (13,599)
                                                                                           ------------      ----------

Total liabilities and stockholders' equity                                                 $  8,379,747      $  383,360
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

Note 3. Business Combinations


During May 2000 the Company acquired Globalfare.com, Inc. ("GFI"), an on-line travel agency based in Las Vegas, Nevada. GFI began operating in April of 1999. The Company issued 5,945,299 shares of its common stock to acquire all of the outstanding common stock of GFI. The acquisition was accounted for as a pooling of interest.


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


During October 2000, the Company paid $250,000 to acquire a 30% interest in Apollo Industries, Inc. ("Apollo"), a company that is in the process of developing its smart card technology. The Company accounts for the investment under the equity method of accounting and has recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In addition the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recorded, Vertical shall receive 1% of all Apollo sales, up to a maximum of $30,000 a year. The royalty agreement covers the next 20 years. At December 31, 2000, due to the uncertainty regarding the recovery of the royalty, the Company expensed the $25,000.


Note 5. Related Party Transaction


On September 30, 2000 the Company sold its wholly owned subsidiary Externet World, Inc. for $1,200,000 to Eurovest, Inc., a company which a member of the Company's Board of Directors is an executive officer. In connection with the transaction the Company recognized a gain of $863,252. Of the total proceeds received $506,419 remains in a restricted escrow account, pending the outcome of a current litigation conflict. Eurovest subsequently sold EW to two former shareholders of the Company and received 147,350,980 shares of the Company's common stock. As part of a settlement agreement, Eurovest agreed to cancel 144,850,000 common stock shares and retained 2,000,980 shares in a trust for the Company. As part of the transaction, Eurovest received fees of $72,000 and retained 500,000 shares of the Company's common stock.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to our current executive officers and directors.


           Name                 Age         Position
           ----                 ---         --------

Richard S. Wade.................57          President, Director
Steve Gunn......................46          Chief Financial Officer
William K. Mills................43          Secretary, Director
Gary Freeman....................33          Director (resigned April 16, 2001)
Dr. Terry Washburn..............47          Director


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

Gary Freeman, Age 33
Director


Gary Freeman has been a director since February 2001 and resigned on April 16, 2001. Mr. Freeman is a co-founder and currently president and chief operating officer of Catalyst Business Systems Inc., a next-generation consulting firm that combines the expertise of a premier consulting firm, the strategic positioning and capital-raising capabilities of an investment bank, and the efficient processing mentality of a business process outsourcer. Prior to founding Catalyst, Freeman was a partner at BDO Seidman LLP, where he provided accounting, auditing and business advisory services to a diverse group of public and private technology companies including U.S. Interactive (USIT), Osicom Technologies (FIBR), Netsilicon (NSIL), Turbolinux, ecapitalist.com and hellonetwork.com. He holds a B.B.A. from the University of Notre Dame.


Dr. Terry Washburn, Age 47
Director

Dr. Washburn has been a director since June 2000. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm. Eurovest specializes in private placement of capital as well as providing consulting services in strategic planning and business development. As the President, he is responsible for screening and analyzing prospective investment candidates for final recommendations to investors and and/or Boards of Directors. Dr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee that successfully directed the firm's asset base that reached 3 billion dollars. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Fr. Worth Texas, and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena California. He has extensive background in accounting, marketing, strategic planning and leadership development. He is a member of the board of directors of SGDD Holdings, Ltd., Inc. and Logisoft Corp., both of which are publicly traded companies.


There are no family relationships between any of the executive officers or directors.

Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Significant Employees

Luiz Valdetarro, Age 42
Chief Technology Officer


In computer circles, Mr. Valdetaro, previously a consultant (1993-1997) and chief technology officer (1997-1999) of Diversified Data Resources, is best known for implementing the first PC to Mainframe in Latin America in the late 1970s, he is equally known for developing a product now called ACE. ACE originally TPEXPERT, an expert based system written in C and assembler using HLLAPI to automate the operations of IBM mainframes was sold to Diversified Data Resources in 1991. ACE, which supplanted IBM as a competitor, is currently being used by Fortune 100 companies. Mr. Valdetaro, a member of Who's Who Executive Club prior to being CTO of Diversified Data Resources, was a Senior Systems Engineer for System/One. Prior to that he was a senior systems engineer for Bank of America. Mr. Valdetaro is a graduate of Catholic University, Rio de Janeiro, Brazil with a BS in Electronic Engineering and a MS in Systems Engineering.


Jeff Davison, Age 45
Chief Software Officer


Mr. Davison is a Professional Engineer, certified in electrical and electronic engineering. He has more than 20 years of Internet software and product development experience. He is the author of various software products, including the popular SNMX scripting language for network management and automation, offered by Diversified Data Resources. Most recently, he has been the chief developer of Emily, VCSY's proprietary XML tool.


Compliance with Section 16(a) of the Exchange Act of 1934


To the best of management's knowledge, William Mills did not timely file a Form 3 to report his appointment to our Board of Directors or as an officer of our Company; and Richard Wade filed a Form 5 reporting a transfer of shares during fiscal 2000.

Item 10. Executive Compensation

Summary Compensation Table

This Table sets forth the annual compensation for the two most recent completed fiscal years of the named officers who were serving as executive officers.

SUMMARY COMPENSATION TABLE


                                                                                          LONG-TERM COMPENSATION
                                                                                        -------------------------
                                     ANNUAL COMPENSATION(1)                               AWARDS          PAYOUTS
                                     ---------------------                                ------          -------
            (a)            (b)        (c)         (d)          (e)           (f)           (g)              (h)         (i)
                                                               OTHER         RE-        SECURITIES                      ALL
           NAME                                               ANNUAL       STRICTED      UNDERLYING                    OTHER
            AND                                               COMPEN-       STOCK        OPTIONS/          LTIP        COMPEN-
         PRINCIPAL                   SALARY       BONUS       SATION       AWARD(S)        SARS           PAYOUTS      SATION
         POSITION          YEAR        ($)        ($)          ($)            ($)           (#)             ($)         ($)
         --------          ----      -------      ------      -------      --------     -----------       --------     --------
Richard Wade               2000      145,000        --            --            --             --            --          --
 President and             1999       19,000        --            --            --             --                        --
 Chief Executive Officer

Luiz Valdetaro             2000      145,000        --            --            --             --            --          --
 Chief Technology Officer  1999         --          --            --            --             --            --          --

Julie Holmes               2000       91,663        --            --            --         5,000,000(2)      --          --
 Chief Financial Officer   1999         --          --            --            --             --            --          --

Jeff Davison               2000       54,000        --            --            --             --            --          --
 Chief Software Officer    1999         --          --            --            --        10,000,000(3)      --          --

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


The Company entered into an employment agreement as of January 1, 2001 employing Richard Wade as the Company's President. The term of the agreement is through December 31, 2002, renewable for an additional year at Mr. Wade's option and subject to approval by the Board of Directors; nonetheless, unless either Mr. Wade or the Board elects to terminate by giving written notice at least 90 days prior to the end of the term, the agreement shall be deemed to have been renewed for additional one year term. Mr. Wade's annual base compensation is $150,000 plus an annual bonus from a Company bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all Company executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr Wade would receive base compensation for the remainder of the employment term. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000.


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

(3) Includes 1,200,000 shares owned by Gabriela Cuny-Valdetaro, 1,200,000 shares owned by Eliza Cuny-Valdetaro, and 1,200,000 shares owned by Louis Francois Cuny-Valdetaro, each of whom are minor children of Mr. Valdetaro.

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


Terry Washburn, a Director of the Company, is the president of Eurovest, Inc., a Nevada corporation. Eurovest, Inc. facilitated the October 2000 settlement of the various litigated matters involving the Company, and its former principal shareholders Patrice Lambert and Marc Elalouf. As compensation for such facilitation, Eurovest, Inc. received $72,000, and retained 500,000 shares of the Company's common stock acquired by Eurovest, Inc., from Lambert and Elalouf. Eurovest, Inc. also retained in trust for the Company an additional 2,000,980 shares of the Company's common stock

Item 13. Exhibits and Reports on form 8-K.

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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 11th day of May, 2001, by the undersigned, thereunto duly authorized.


                                        Vertical Computer Systems, Inc.


                                        By /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 11, 2001.


                                        By /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade, President


                                        By /s/ Steve Gunn
                                           -------------------------------------
                                           Steve Gunn, Chief Financial Officer

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