Form 10QSB
period 2001-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2001-05-21
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

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

                                   ----------

                     (Former name of small business issuer)

                    1203 Healing Waters, Las Vegas, NV 89031

                                   ----------

                    (Former address of small business issuer)

            Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 572,707,507 shares issued and outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                Page
                                                                            ----

Item 1. Consolidated Condensed Financial Statements:

        Consolidated Condensed Balance Sheets (unaudited) as of
        March 31, 2001 and March 31, 2000                                      3

        Consolidated Condensed Statements of Income (unaudited) for the
          Three Months Ended March 31, 2001 and 2000                           5

        Consolidated Condensed Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 2001 and 2000                           6

        Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     14

Item 2  Changes in Securities and Use of Proceeds                             14

Item 3  Defaults Under Senior Securities                                      14

Item 4. Submission of Matters To A Vote Of Security Holders                   14

Item 5  Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Item 1. Consolidated Condensed Financial Statements

                                                                            March 31,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
                                     Assets

Current Assets
  Cash                                                             $ 2,279,622     $10,124,428
  Restricted cash                                                    2,068,290
  Securities available for sale                                        704,000
  Accounts receivable                                                1,141,755           7,372
  Receivable due from related party                                         --          30,247
  Other receivable                                                      35,000          20,091
  Subscription receivable                                                   --          35,933
  Prepaid expenses                                                      39,840          72,623
  Royalties receivable                                                  20,000              --
                                                                   -----------     -----------

Total current assets                                                 6,288,507      10,290,694

Property and equipment, net of accumulated depreciation                750,422         127,832
Intangibles                                                          7,380,266              --
Notes receivable                                                            --         861,700
Investments                                                            676,365              --
Royalties receivable, long-term                                         80,000              --
Other assets                                                             2,000          17,987
Deposits                                                                65,120              --

Total assets                                                       $15,242,680     $11,298,213
                                                                   ===========     ===========

    Liabilities, Convertible Preferred Stock and Stockholders'
    Equity (Deficit)

Current liabilities
  Accounts payable and accrued liabilities                         $   325,608     $    48,915
  Deferred revenue                                                     688,784           5,000
  Accrued dividends                                                    188,712          34,891
  Payable due to officer                                                    --           7,066
  Payable due to shareholder                                                --
  Current portion - notes payable                                    1,350,000              --
                                                                   -----------     -----------

Total current liabilities                                            2,553,104          95,872

  Note payable, net of discount                                      4,928,584              --
                                                                   -----------     -----------
Total liabilities                                                    7,481,688          95,872
                                                                   -----------     -----------

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               March 31,
                                                                                    ------------------------------
                                                                                        2001              2000
                                                                                    ------------      ------------
Minority interest                                                                        359,779
Commitments and contingencies

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding at March 31, 2001 and
  2000, respectively                                                                      45,000            45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2001
  and 2000, respectively                                                                 156,250           156,250

Stockholders' equity (deficit)
  Common stock; $0.00001 par value; 1,000,000,000 shares authorized;
    572,707,507 and 735,642,520 shares issued and outstanding
    at March 31, 2001 and 2000, respectively                                               5,727             7,356
                                                                                                                --
  Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 50,000 shares issued and outstanding at
    March 31, 2001 and 2000, respectively                                                     50                50
  Series A Preferred stock; par value $0.001; 750,000 shares authorized;
    no shares issued and outstanding at March 31, 2001 and 2000
  Series C Preferred stock; par value $0.001; 375,000 shares authorized;
    no shares issued and outstanding at March 31, 2001 and 2000                               --                --
  Note receivable from shareholder                                                            --          (178,786)
  Subscription receivable                                                                 (2,000)               --
  Additional paid-in capital                                                          23,912,823        11,705,984
  Accumulated deficit                                                                (17,120,637)         (533,513)

  Accumulated other comprehensive income                                                 404,000                --
                                                                                    ------------      ------------

Total stockholders' equity (deficit)                                                   7,401,213        11,202,341

Total liabilities and stockholders' equity                                          $ 15,242,680      $ 11,298,213
                                                                                    ============      ============

         See accompanying notes to the consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           For the Three Months Ended
                                                                   March 31,
                                                        --------------------------------
                                                             2001               2000
                                                        -------------      -------------
Net sales                                               $     456,812      $      56,622

Cost of sales                                                  57,612             10,606
                                                        -------------      -------------

Gross                                                         399,200             46,016

Selling, general and administrative expenses                2,039,688            515,901
                                                        -------------      -------------

Operating loss                                             (1,640,488)          (469,885)

Equity loss of unconsolidated affiliate                       (44,325)                --

Minority interest in subsidiary                                40,226                 --
                                                        -------------      -------------

Net loss                                                   (1,644,587)          (469,885)

Dividend applicable to preferred stock                         (7,000)           (10,590)
                                                        -------------      -------------

Net loss available to common shareholders                  (1,651,587)          (480,475)

Basic and diluted loss per common share                         0.003      $       0.001
                                                        =============      =============

Basic and diluted weighted average of common shares
outstanding                                               572,707,507        684,200,000
                                                        =============      =============

Diluted weighted average of number of common shares
outstanding                                               572,707,507        684,200,000
                                                        =============      =============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                                Three Months Ended March 31,
                                                                -----------------------------
                                                                    2001             2000
                                                                -----------      ------------
Cash flows from operating activities:
  Net income/(Loss)                                             $(1,644,587)     $   (469,885)

Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                      46,368             5,250
  Amortization note discount                                          5,646                --
  Minoirty interest in subsidiary                                   (40,226)               --
  Equity loss of unconsolidated affiliate                            44,325                --
  Non-employee compensation expense                                 289,355                --
  Changes in assets and liabilites:
  Accounts receivable                                            (1,135,317)           26,988
  Receivable from shareholder                                            --           (11,802)
  Receivable for related party                                       21,630                --
  Subscription receivable                                                --            (5,233)
  Prepaids                                                            2,009           (72,623)
  Deposits                                                            3,944             8,000
  Other receivable                                                       --            10,283
  Accounts payable                                                  108,518           (72,742)
  Payable to officer                                                     --            (8,387)
  Payable to shareholder                                                 --           (13,708)
  Deferred revenue                                                  688,784             5,000

Net cash used in operating activities                            (1,609,551)         (598,859)

Cash flow from investing activities:
  Recapitalization and acquisitions                              (6,908,742)               --
  Fair value of warrants given in acquisition                       798,500                --
  Payments for equipment                                           (258,293)         (105,000)
  Purchase of investments                                           (57,818)            9,987

Net cash provided by (used in) investing activities              (6,426,353)          (95,013)

Cash flow from financing activities:
  Proceeds from issuance of Series A Preferred stock                     --         9,000,000
  Proceeds from stock options exercised                                  --         1,617,376
  Pledge of cash deposit for bank loan                           (1,561,870)               --
  Payment of cash dividends                                              --                --
  Payment on note payable                                           (91,562)          (10,000)
  Proceeds of note payable                                        5,500,000                --
  Issuance of note payable,net of discount                          870,146                --

Net cash provided by financing activities                         4,716,714        10,607,376

Net increase (decrease) in cash                                  (3,319,190)        9,913,504

Cash and cash equivalents, beginning of quarter                   5,598,812           210,924
                                                                -----------      ------------

Cash and cash equivalents, end of quarter                       $ 2,279,622      $ 10,124,428
                                                                ===========      ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $    51,333      $         --
    Income taxes                                                $     4,000      $         --
                                                                ===========      ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

Note 2 - Earnings Per Share

Options to purchase 82,809,398 shares of common stock at an average price of $0.08 were granted in the three months ended March 31, 2001; all of those were unexercised and outstanding at March 31, 2001. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be anti-dilutive on earnings per share.

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

                  None

Note 5 - Subsequent Events

                  None

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended March 31, 2001 and March 31, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview

The Company operates in the high technology industry and is a software development company with limited revenue generated at this time. It is a multi-lingual gateway provider, software developer and e-commerce solutions company based in the United States. The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered operating losses, although it does not have a capital deficiency as of March 31, 2001.

The Company's products and services, technology, and distribution channels complement each other and are supported by its distinctive e-commerce business model, the Home Country Gateways (HCGs). Currently, the Company has four HCG's in full operation:, the US Bridge (http://www.theUSbridge.com), the Brazil Bridge (http://www.thebrazilbridge.com), the China Bridge (http://www.thechinabridge.com) and the India Bridge (http://www.theindiabridge.com). Others, including the Korea Bridge (http://www.thekoreabridge.com) and Bridges for each of the fifty U.S. states, are either under construction or are being considered as future sites.

HCGs are being developed in strong alliance with local partners who provide country specific expertise, capital and/or content. As the company's distribution channels, HCGs are expected to secure multiple revenue streams from advertising, revenue sharing agreements, and licensing and fee arrangements. Utilizing this expanded global network of online HCGs, the Company offers B2B, B2G, and B2C solutions through its wide range of accessible resources that specifically cater to the needs and desires of targeted communities around the world. Two recognizable alliances established in recent months include Net2Phone and WebAddressBook.com, which greatly add to the usability of the gateways.

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

ZAPQUOTE, S.A.

In March 2000 the Company entered into two joint ventures with ZAPQuote, S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets. ZAPQuote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAPQuote, S.A. also has a major position in providing back office software to many of Brazil's major financial institutions.

Both joint venture ownerships are held 50% by the Company and 50% by ZAPQuote, S.A. The first joint venture was converted to a Brazilian corporation named Vertical Zap S.A. in August 2000 with the Company owning 3,400 common shares and Zap Quote owning 3,400 common shares of the 6,800 outstanding. The terms of Vertical Zap S.A. call for the Company to provide the latest in U.S. technology and products while ZAPQuote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities along with the initial financing for the project. The specific purpose of this joint venture is to develop a major Internet Home Country Gateway in Brazil and to market the Company's proprietary and licensed technologies throughout the country.

The second joint venture was entered into to develop ZAPQuote, S.A.'s proprietary wireless financial applications for business in countries and territories around the world, excluding South America.

EMILY SOLUTIONS

The Company acquired the rights to Emily Solutions web technology in December 1999. Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create web-based applications that intercommunicate via XML and HTTP. The Emily Framework is intended to be an engineering package comparable to other web development tools such as Allaire Cold Fusion or Microsoft Frontpage.

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

The company released the official beta version of the first product of its Emily Solutions' suite of products, called the XML Catalog Enabler Agent in August 2000. Subsequently, the company launched its XML Catalog Enabler Agent in March 2001.

GLOBALFARE.COM

In May 2000, the Company acquired 100% of Globalfare.com ("Globalfare"). Headquartered in Las Vegas, Nevada, Globalfare is an e-commerce B2C and B2B outlet whose aim is to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.

POINTMAIL.COM, INC.

In June 2000 the Company acquired 100% of Pointmail.com, Inc., which owned proprietary, web-based e-mail software that enhances the Company's existing Postmaster internet service. "The Postmaster.Net" and its ramifications (HCG e-mail applications) are a Web-based e-mail provider and are based on the premise that e-mail access should be easy and possible from any computer with Internet access. By adhering to the universal Hypertext Transfer Protocol (HTTP) standard, ThePostmaster.Net eliminates the disparities that exist between different e-mail programs.

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

iNETPURCHASING, INC.

The Company entered into two Limited Liability Company (LLC) agreements with iNetPurchasing.com, Inc. (iNPI). Both joint venture ownerships are held 50% by the Company and 50% by iNET Purchasing.com, Inc. One LLC, iNET GOVERNMENT SERVICES LLC, calls for iNPI to market the Company's existing and developmental products, including Emily, to state and local governments within the U.S. as part of its comprehensive e-solutions bundle.

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

In May 2000, the Company invested $500,000, in consideration of 2.5% of iNPI's outstanding shares and a royalty license, which provides for royalty payments to the Company based upon iNPI's transactional fees. INPI anticipates revenues commencing in second quarter of 2001.

NOW SOLUTIONS, LLC

In March 2001, Now Solutions LLC ("NOW"), of which VCSY owns a 60 percent majority interest, purchased the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") product division from Ross Systems, Inc. (NASDAQ: ROSS). HRIS/PAYROLL, which reaches into small and growing businesses, is a widely supported human resources software system and used by over 200 companies in North America.

The purchase price was $6.1 million excluding incentives. The purchase was financed with a loan from a lender for $5.5 million and a note to ROSS for $1 million. VCSY contributed $1 million for its 60% equity in NOW. VCSY also provided a cash deposit of $1.5 million as additional collateral for the $5.5 million loan. Portions of the deposit will be released after certain number of principal payments are paid. The entire pledged amount will be released by lender after the first twenty-four (24) principal payments or $2.2 million have been paid by NOW.

In addition, VCSY granted options for 80,763,943 shares at an exercise price of $0.08 per share to ARGLEN, LLC,a shareholder in NOW, as compensation for negotiating the purchase of the assets from ROSS. Approximately 30,763,943 shares are immediately exercisable and 50 million shares are exercisable based on certain performance criteria.

APOLLO INDUSTRIES, INC.

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

ApolloSmart(TM) technology will be used by VCSY to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, and Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage

Results of Operations

Net sales for the three months ended March 31, 2001 were $456,812, which are primarily made up of software license, consulting, and maintenance fee revenue generated by NOW Solutions in the month of March. This is a $400,190 increase from the same period ended March 31, 2000 where the majority of revenues were derived from a software development contract between Externet World, Inc. and an outside party, as well as some incidental computer sales to clients requiring separate servers maintained onsite.

Cost of Goods Sold (COGS) for the three-month period ended March 31, 2001, were $57,612 which includes the amortized cost of the HRIS/Payroll source code for license revenue in March and third party software royalties. Also in this period, COGS includes the cost of tickets sold through Globalfare.com. This is a $47,006 increase from the three-month period ended March 31, 2000, the primary COGS included the website hosting charges for SSL requirements as well as the costs for computers and peripherals that were purchased on behalf of client(s).

The net loss of ($1,644,587) generated during the three months ended March 31, 2001, was an increase of ($1,174,702) when compared to the net loss of ($469,885)for the three months ended March 31, 2000. The loss for the period ended March 31, 2001 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. during 2000. Significant operating expenses for the three month period ended March 31, 2001 include Consulting fees ($73,807),Commissions ($78,002), Marketing ($158,710), Insurance ($21,068),
Legal and Professional fees ($183,817), Salaries and related payroll taxes ($726,022).

Liquidity and Capital Resources

Negative cash flows from operating activities of ($1,609,551) for the three-month period ended March 31, 2001 were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. Of that amount, ($310,432) of the negative cash flow is a result of changes in non-cash current assets and current liabilities. These were primarily changes in accounts receivable ($1,135,317) and deferred revenue $688,784 relating to NOW's operations.

The Company will have to sell additional equity over the next 12 months to maintain adequate working capital until the various businesses begin to provide positive cash flow from operations.

Such sources of financing could include capital infusions from our strategic alliance partners, additional equity financings or debt offerings, all of which may not be possible to obtain if and when needed.

During the three months ended March 31, 2001, the Company had an overall increase in liabilities due to debt financing incurred in NOW for the purchase of the HRIS/Payroll assets from ROSS.

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2001, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Board intends to declare and pay dividends on the Company's Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first six months of 2000, the Board had not declared dividends on the Series "A", "B", and "D" Preferred Shares. However, for the three months ending March 31, 2001, $7,000 of dividends accrued. Dividends on preferred shares of $188,712 are in arrears at March 31, 2001.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, the March December 31, 2001. The case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations of that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek damages based on the alleged increase in value of the stock since the private placement. The Company intends to vigorously defend this action.

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

Item 2. Changes in Securities and Use of Proceeds

            None

Item 3. Defaults Under Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None

      (b)   Reports on Form 8-K.

            Form 8-K filed March 23, 2001 for acquisition of 60% of Now Solutions LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2001                      VERTICAL COMPUTER SYSTEMS, INC.


                                        By: /s/ Richard Wade
                                        Richard Wade
                                        Its: President


                                        By: /s/ Stephen R. Gunn
                                        Stephen R. Gunn
                                        Its: Chief Financial Officer