Form 10QSB
period 2001-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2001-08-20
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001.

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

                                 Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 572,707,507 shares issued and outstanding as of June 30, 2001.

      Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

               VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                  Page
                                                                              ----
Item 1. Consolidated Condensed Financial Statements:

        Consolidated Condensed Balance Sheets (unaudited) as of
        June 30, 2001                                                          3

        Consolidated Condensed Statements of Income (unaudited) for the
          Three and Six Months Ended June 30, 2001 and 2000                    5

        Consolidated Condensed Statements of Cash Flows (unaudited) for the
          Six Months Ended June 30, 2001 and 2000                              6

        Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     14

Item 2  Changes in Securities and Use of Proceeds                             14

Item 3  Defaults Under Senior Securities                                      14

Item 4. Submission of Matters To A Vote Of Security Holders                   14

Item 5  Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Item 1. Consolidated Condensed Financial Statements

                                                                                               June 30,
                                                                                             -----------
                                                                                                 2001
                                                                                             -----------
                                              Assets
Current Assets
      Cash                                                                                   $ 1,377,118
      Restricted cash                                                                          2,071,405
      Securities available for sale                                                              672,000
      Accounts receivable                                                                      1,583,792
      Receivable due from related party                                                           10,000
      Receivable from officers and employees                                                      15,231
      Prepaid expenses                                                                            61,403
                                                                                             -----------

Total current assets                                                                           5,790,949

Property and equipment, net of accumulated depreciation                                          759,500
Intangibles                                                                                    7,322,858
Investments                                                                                           60
Deposits                                                                                          70,507

Total assets                                                                                 $13,943,874
                                                                                             ===========

               Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities
      Accounts payable and accrued liabilities                                               $   822,125
      Deferred revenue                                                                         1,817,442
      Accrued dividends                                                                          188,712
      Current portion - notes payable                                                          1,348,000
                                                                                             -----------

Total current liabilities                                                                      4,176,279

      Note payable, net of discount                                                            4,764,521

                                                                                             -----------
Total liabilities                                                                              8,940,800
                                                                                             ===========

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Commitments and contingencies

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares
          authorized; 7,200 shares issued and outstanding at June 30,                         45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares
          authorized; 25,000 shares issued and outstanding at June 30,                       156,250

Stockholders' equity (deficit)
          Common stock; $0.00001 par value; 1,000,000,000 shares authorized;
                   572,707,507 and 735,642,520 shares issued and outstanding
                   at June 30,                                                                 5,727
          Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
                   250,000 shares authorized; 50,000 shares issued and outstanding at
                   June 30,                                                                       50
          Series A Preferred stock; par value $0.001; 750,000 shares authorized;
                   no shares issued and outstanding at June 30,                                   --
          Series C Preferred stock; par value $0.001; 375,000 shares authorized;
                   no shares issued and outstanding at June 30,                                   --
          Note receivable from shareholder                                                        --
          Subscription receivable                                                             (2,000)
          Additional paid-in capital                                                      24,079,451
          Accumulated deficit                                                            (19,839,114)
          Minority interest                                                                  185,711
          Accumulated other comprehensive income                                             372,000
                                                                                        ------------

Total stockholders' equity (deficit)                                                       4,801,824

Total liabilities and stockholders' equity                                              $ 13,943,874
                                                                                        ============

         See accompanying notes to the consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                              June 30,
                                                      ------------------------------         ------------------------------

                                                           2001           2000                  2001             2000
                                                      -------------    -------------         -------------    -------------
Net sales (Note 4)                                    $     978,167    $      11,754         $   1,434,979    $      68,376

Cost of sales                                                 3,348            9,791                60,960           20,397
                                                      -------------    -------------         -------------    -------------

Gross profit                                                974,819            1,963             1,374,019           47,979

Selling, general and administrative expenses              3,867,364        1,015,838             5,907,052        1,531,739
                                                      -------------    -------------         -------------    -------------

Operating loss                                           (2,892,545)      (1,013,875)           (4,533,033)      (1,483,760)

Interest income                                                              160,078                    --          160,078
Interest expense                                                             (13,558)                   --          (13,558)

Equity loss of unconsolidated affiliate                          --               --                    --               --

Minority interest in subsidiary                             174,068               --               214,294               --
                                                      -------------    -------------         -------------    -------------

Net loss                                                 (2,718,477)        (867,355)           (4,318,739)      (1,337,240)

Dividend applicable to preferred stock                           --               --                    --               --
                                                      -------------    -------------         -------------    -------------

Net loss available to common shareholders                (2,718,477)        (867,355)           (4,318,739)      (1,337,240)

Basic and diluted loss per common share               $       0.004    $       0.001         $       0.006    $       0.002
                                                      =============    =============         =============    =============

Basic and diluted weighted average of common shares
outstanding                                             684,200,000      750,006,735           684,200,000      750,006,735
                                                      =============    =============         =============    =============

Diluted weighted average of number of common shares
outstanding                                             684,200,000      750,006,735           684,200,000      750,006,735
                                                      =============    =============         =============    =============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   -----------    ------------
Cash flows from operating activities:
     Net income/ (Loss)                                            $(4,318,739)   ($ 1,400,262)

     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                126,302          22,893
          Amortization note discount                                    22,578              --
          Minoirty interest in subsidiary                             (214,294)             --
          Non-employee compensation expense                            511,660         424,197
          Changes in assets and liabilites:
          Accounts receivable                                       (1,577,354)        (43,233)
          Receivable from shareholder                                       --              --
          Receivable for related party                                  11,630              --
          Subscription receivable                                           --              --
          Prepaids                                                     (15,536)        (74,516)
          Deposits                                                       6,445          (4,370)
          Other assets                                                      --        (219,651)
          Accounts payable                                             605,035          23,048
          Accounts payable - related party                                  --         (38,161)
          Payable to officer                                                --              --
          Payable to shareholder                                            --              --
          Deferred revenue                                           1,817,442              --

     Net cash used in operating activities                          (3,024,831)     (1,310,055)

     Cash flow from investing activities:
          Acquisitions (investments) reserves                       (5,907,840)             --
          Fair value of warrants given in acquisition                  798,500              --
          Payments for equipment                                      (328,486)       (465,162)
          Purchase of investments                                     (292,750)       (445,470)

     Net cash provided by (used in) investing activities            (5,730,576)       (910,632)

     Cash flow from financing activities:
          Proceeds from issuance of Series A Preferred stock                --       9,000,000
          Proceeds from exercise of Series A stock                          --       1,000,000
          Proceeds from stock options exercised                             --          46,500
          Proceeds from exercise of warrants                                --         700,000
          Pledge of cash deposit for bank loan                      (1,561,870)
          Payment of cash dividends                                         --
          Payment on note payable                                     (274,562)
          Proceeds of note payable                                   5,500,000
          Issuance of note payable,net of discount                     870,146

     Net cash provided by financing activities                       4,533,714      10,746,500

     Net increase (decrease) in cash                                (4,221,693)      8,525,813

     Cash and cash equivalents, beginning of period                  5,598,812         210,923
                                                                   -----------    ------------

     Cash and cash equivalents, end of period                      $ 1,377,119    $  8,736,736
                                                                   ===========    ============

     Supplemental disclosures of cash flow information:
          Cash paid during the period for:
               Interest                                            $   152,532    $     13,558
               Income taxes                                               $NIL            $NIL
                                                                   $        (0)

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

Note 2 - Earnings Per Share

Options to purchase 14,069,698 shares of common stock at an average price of $0.07 were granted in the three months ended June 30, 2001; all of those were unexercised and outstanding at June 30, 2001. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be anti-dilutive on earnings per share.

Note 3 - Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

NOW Solutions, LLC has been notified by a lender that it is in technical default of a loan agreement that the Company has pledged $1.5 million deposit as a collateral. as of August 17, 2001, the lender has not drawn on the deposit and it is the opinion management that the technical default will be cured or waived and the deposit will not be drawn on by the lender.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4: Accounting principles

New accounting standards- In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $7,322,858. Amortization expense during the six-month period ended June 30, 2001 was $350,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

The Company and its subsidiaries have adopted SOP 97-2 Software Revenue Recognition.

Note 5 - Subsequent Events

On August 13, 2001, the Company borrowed $180,000 from a third party and executed a six month promissory note with a 12% interest rate to repay the loan. The loan is secured by securities owned by the Company and which the Company intends to sell to repay the loan. The third party received a three year warrant from the Company to purchase 500,000 Common shares of Company stock at of $0.028 per share.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended June 30, 2001 and June 30, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview

The Company is a technology holding company that acquires and operates best-of-breed software technologies that complement each other and provide cross-product distribution channels. It is a multi-lingual gateway provider, software developer and e-commerce solutions company based in the United States. The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered operating losses, although it does not have a capital deficiency as of June 30, 2001.

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

WORLDBRIDGE WEBCASTING SERVICES, LLC.

Worldbridge Webcasting Services, provides webcast services. In exchange for 51% equity interest, VCSY agreed to pay $250,000, which, as of June 30, 2001 was unpaid and had been accrued.

Results of Operations

Net sales for the three months ended June 30, 2001 were $978,167, which are primarily made up of software license, consulting, and maintenance fee revenue generated by NOW Solutions in the period. This is a $966,413 increase from the same period ended June 30, 2000.

Cost of Goods Sold (COGS) for the three-month period ended June 30, 2001, were $3,348 is the cost of tickets sold through Globalfare.com. COGS for the same period ended June 30, 2001 was primarily cost of tickets sold through Globalfare.com.

The net loss of ($2,718,477) generated during the three months ended June 30, 2001, was an increase of ($1,851,122) when compared to the net loss of ($867,355)for the three months ended June 30, 2000. The loss for the period ended June 30, 2001 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. during 2000. Significant operating expenses for the three month period ended June 30, 2001 include Consulting fees ($90,804), Marketing ($63,470), Insurance ($16,159), Travel ($137,742), Legal and Professional fees($166,645), Salaries and related payroll taxes ($1,320,226). The increase in salaries is due to the acquisition of NOW Solutions as of March 1, 2001. During the quarter, management wrote down the cost its acquisitions to nearly -0-. There is little substantiation as to when the investments will generate net income and positive cash flow. The only investment not reserved was NOW Solutions that generated $938,000 in revenue for the quarter. This accounted for approximately $645,000 of the quarterly operating expense.

Liquidity and Capital Resources

Negative cash flows from operating activities of ($1,370,955) for the three-month period ended June 30, 2001 were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. Of that amount, $1,158,094 of positive cash flow is a result of changes in non-cash current assets and current liabilities. These were primarily changes in accounts receivable ($442,037), accounts payable $496,517 and deferred revenue $1,128,658 relating to NOW's operations.

The Company will have to sell additional equity over the next 12 months to maintain adequate working capital until the various businesses begin to provide positive cash flow from operations. See Note 5 "Subsequent Events".

Such sources of financing could include capital infusions from our strategic alliance partners, additional equity financings or debt offerings, all of which may not be possible to obtain if and when needed.

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2001, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Board intends to declare and pay dividends on the Company's Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first six months of 2001, the Board had not declared dividends on the Series "A", "B", and "D" Preferred Shares. Dividends on preferred shares of $188,712 are in arrears at June 30, 2001.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

None

      (b) Reports on Form 8-K.

      Form 8-K filed May 16, 2001 describing the Operating Agreement of Now Solutions LLC, and describing the grant of warrants by the Registrant to Arglen Acquisitions LLC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001                        VERTICAL COMPUTER SYSTEMS, INC.

                                             By: /s/ Richard Wade
                                             Richard Wade
                                             Its: President

                                             By: /s/ Stephen R. Gunn
                                             Stephen R. Gunn
                                             Its: Chief Financial Officer