Form 10QSB
period 2001-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2001-11-19
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

                                 Yes |X| No |_|

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 594,967,965 shares issued and outstanding as of September 30, 2001.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                               Page

Item 1. Consolidated Condensed Financial Statements:

        Consolidated Condensed Balance Sheets (unaudited) as of
        September 30, 2001                                                   3

        Consolidated Condensed Statements of Income (unaudited) for the
          Nine Months Ended September 30, 2001 and 2000                      5

        Consolidated Condensed Statements of Cash Flows (unaudited) for
          The Nine Months Ended September 30, 2001 and 2000                  6

        Notes to Consolidated Condensed Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            9

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                  14

Item 2  Changes in Securities and Use of Proceeds                          14

Item 3  Defaults Under Senior Securities                                   14

Item 4. Submission of Matters To A Vote Of Security Holders                14

Item 5  Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Item 1. Consolidated Condensed Financial Statements

                                                                   September 30,
                                                                   2001
                                     Assets
Assets
  Cash                                                             $  225,042
  Restricted cash                                                   2,071,405
  Accounts Receivable                                               1,098,701
  Restricted Marketable securities                                    528,000
-----------------------------------------------------------------------------
Total current assets                                                3,923,148

  Fixed Assets, net                                                   705,185
  Other assets                                                        208,120
  Intaingables                                                      7,681,325
  Investment in joint ventures                                        443,334

-----------------------------------------------------------------------------
Total Assets                                                       12,961,112
=============================================================================

   Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Liabilities
  Accounts payable                                                 $1,012,590
  Convertible Debt                                                    125,000
  Deferred revenue                                                  1,811,886
  Current portion - notes payable                                   5,869,958
  Dividends payable                                                    34,891
Total current liabilities                                           8,854,325

  Notes payable, net of discount                                    1,094,885

-----------------------------------------------------------------------------
Total liabilities                                                   9,949,210

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

Commitments and contingencies

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 Shares authorized; 7,200 shares issued and outstanding
       at September 30,                                                                           45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 Shares authorized; 25,000 shares issued and outstanding
       at September 30,                                                                          156,250

Stock Holders Equity (deficit)

Common stock; $0.00001 par value;
         1,000,000,000 shares authorized; 594,967,965 and shares
                  issued and outstanding at September 30,                                          5,950

         Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
                250,000 shares authorized; 50,000 shares issued and
                outstanding at September 30,                                                          50

         Series A Preferred stock; par value $0.001; 750,000 shares authorized; No shares issued and outstanding
                at September 30,                                                                      --

         Series C 4% Cumulative Convertible Preferred Stock; par value $0.001;
                200,000 shares authorized; 30,000 shares issued and
                outstanding at September 30, 2001                                                     30

         Series C Preferred stock; par value $0.001; 175,000 shares authorized; no shares issued and outstanding at September 30,
                2001                                                                                  --

         Subscription receivable                                                                  (2,000)

         Series C treasury stock; 30,000 shares                                                      (30)

         Additional paid-in capital                                                           25,288,790

         Accumulated deficit                                                                 (22,710,138)

         Accumulated other comprehensive income                                                  228,000

Total stockholders' equity (deficit)                                                           2,810,652

Total liabilities and stockholders' equity                                                   $12,961,112

         See accompanying notes to the consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         For the Nine Months Ended
                                                                         September 30,
                                                                         ----------------------------------------

                                                                         2001                                2000
                                                                         --------------------  ------------------
Net sales                                                                $ 2,473,865                       94,074

Cost of sales                                                                 68,393                       39,188
                                                                         --------------------  ------------------
Gross profit                                                               2,405,472                       54,886

  Operating expenses                                                       9,742,647                    3,022,682
                                                                         --------------------  ------------------

Net loss from operations                                                  (7,337,175)                  (2,967,796)

Other expense                                                                (88,977)                          --

Interest income / (expense)- Net                                            (207,941)                     255,370
Gain on sale of asset                                                             --                      838,253
                                                                         --------------------  ------------------

Minority interest in subsidiary                                              400,005                           --
                                                                         --------------------  ------------------

Net loss                                                                  (7,234,088)                  (1,874,175)

Net loss available to common shareholders                                 (7,234,088)                  (1,874,175)

Basic and diluted loss per common share                                  $    (0.012)               $      (0.003)
                                                                         ====================  ==================

Basic and diluted weighted average of common shares
outstanding                                                              590,174,993                  728,576,772
                                                                         ====================  ==================

Diluted weighted average of number of common shares
outstanding                                                              590,174,993                  728,576,772
                                                                         ====================  ==================

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                  2001                         2000
                                                                  ---------------------------------
Cash Flows From Operating activities

       Net income/ (Loss)                                          $(7,234,088)         ($1,400,262)
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                  154,459               22,893
        Issuance of common stock for services                        1,798,822                   --
        Non-employee compensation expense                              450,000              424,197

        Changes in assets and liabilities:
        Accounts receivable                                         (1,070,633)             (43,233)
        Other receivables                                              110,913                   --
        Other assets                                                   135,000                   --
        Accounts Payable                                               506,902              (23,048)
        Deferred revenue                                             1,811,886                   --

    Net cash used in operating activities                           (3,336,739)          (1,310,055)

        Cash flow from investing activities:
        Payments for equipment                                        (197,656)            (465,162)
        Restricted cash                                             (1,964,375)                  --
        Purchase of investments                                             --             (445,470)

    Net cash (used in) investing activities                         (2,162,031)            (910,632)

    Cash Flow from financing activities:

        Proceeds from issuance of Series A Preferred Stock                  --            9,000,000
        Proceeds form stock options exercised                               --               46,500
        Receipts from Convertible Debt                                 125,000                   --

    Net Cash provided by financing activities                          125,000           10,746,500
    Net increase (decrease) in cash                                 (5,373,770)           8,525,813
    Cash and cash equivalents, beginning of period                   5,598,812              210,923
    Cash and cash equivalents, end of period                       $   225,042         $  8,736,736
    Supplemental disclosures of cash flow information:

        Cash paid during the period for:

               Interest                                            $   152,532         $     13,558
               Income Taxes                                              $ NIL                $ NIL

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEC rules issued in Release No. 34-42266 requires that companies' independent auditors review the companies' financial information prior to the companies filing their Quarterly Reports on Form 10-Q or Form 10-QSB with the Commission. As of the date the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001 was filed, the Company's Independent Certified Public Accountants had not completed their Review.

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

The Company was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary. On October 21, 1999, the Company acquired the outstanding capital stock of Externet World, Inc. ("EW"), with the issuance of 786,433,100 shares of the Company's common stock. The issuance of the Company's common stock to the shareholders of EW made the Company become an active operating entity. Generally accepted accounting principles require that the Company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. The relevant acquisition process utilizes the capital structure of the Company. and the assets and liabilities of EW are recorded at their historical cost. EW is the continuing operating entity for financial reporting purposes and the financial statements prior to October 21, 1999 represent EW's financial position and results of operations. The Company's net assets of $35,609 of are included as of October 21, 1999. Although EW is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change. The Company is a software development company, which provides global e-commerce solutions. During December 1999, the Company acquired the software rights to MLE (also referred to as "EMILY"), a computer language, which assists the Company in the development of software products.

Note 2 - Earnings Per Share

On July 27, 2001, the Company issued 7,106,449 shares of common stock to certain individuals, which were included in a registration statement on a Form S-8, filed on July 13, 2001, for services rendered to Company.

On August 13, 2001, the Company borrowed $129,885 from a third party with a further commitment to loan an additional $64,600 and executed a six-month $180,000 promissory note with a 12% interest rate to repay the loan. The loan is secured by securities owned by the Company and which the Company intends to sell to repay the loan. The third party received a three year warrant from the Company to purchase 500,000 common shares of Company stock at a price of $0.028 per share.

On August 16, 2001, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P.("Cornell"), whereby Cornell agreed to purchase from the Company up to $10,000,000 worth of the Company's common stock.

On August 16, 2001, the Company entered into a Security Purchase Agreement whereby certain third party buyers purchased $250,000 of convertible debentures, which are convertible into shares of Company's common stock for a total purchase price of $250,000.

On August 21, 2001, the Company acquired 100% of Enfacet, Inc. for 30,000 shares of Series C 4% Cumulative Convertible preferred stock of Company.

On September 5, 2001, the Company issued 3,140,960 shares of common stock to certain individuals, which were included in a registration statement on a Form S-8, filed on July 13, 2001, for services rendered to Company.

On September 14, 2001, the Company issued 4,960,192 shares of common stock to certain individuals, which were included in a registration statement on a Form S-8, filed on July 13, 2001, for services rendered to Company.

On September 14, 2001, the Company issued 7,142,857 shares of common stock as $200,000 payment of the first installment for payment of a $400,000 commitment fee to Cornell Capital Partners, L.P., pursuant to the Equity Line of Credit Agreement, executed on August 16, 2001.

On September 30, 2001, the Company issued options for 2,500,000 shares of common stock pursuant to the Incentive Stock Option Plan, to individuals affiliated with Enfacet, Inc. in order to retain their services.

Warrants to purchase 3,747,770 shares of common stock at an average price of $0.029 were granted in the three months ended September 30, 2001; all of those were unexercised and outstanding at September 30, 2001. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be anti-dilutive on earnings per share.

Note 3 - Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

NOW Solutions, LLC has been notified by a lender that it is in technical default of a loan agreement that the Company has pledged $1.5 million deposit as collateral. As of November 12, 2001, 2001, the lender has not drawn on the deposit and it is the opinion management that the technical default will be cured or waived and the deposit will not be drawn on by the lender.

Note 4: Accounting principles

The Company and its subsidiaries have adopted SOP 97-2 "Software Revenue Recognition".

Note 5 - Subsequent Events

On October 31, 2001, the Company borrowed $100,000 from a third party and executed a four month promissory note with a 12% interest rate to repay the loan. The loan is secured by securities owned by the Company and which the Company intends to sell to repay the loan and by a personal guarantee of Richard Wade, President of the Company, to sell up to 5,225,00 shares of common stock owned by Richard Wade to cover any shortfall.

On October 31, 2001, the Company agreed to reduce its interest in Worldbridge Webscasting, LLC from 51% to 49%, in consideration for extending the Company's obligation to make a capital contribution pursuant to the Operating Agreement in the amount of $100,000 up to and including January 15, 2001. In the event the Company does not make payment by January 15, 2002, the Company's interest shall be further reduced from 49% to 25%.

On November 7, 2001, the Company borrowed $100,000 from a third party and executed a four month promissory note with a 12% interest rate to repay the loan to purchase certain assets of Adhesive Software. The loan is secured by securities owned by the Company which the Company intends to sell to repay the loan and by a personal guarantee of Richard Wade, President of the Company, to sell up to 5,225,00 shares of commons stock owned by Richard Wade to cover any shortfall.

On November 14, 2001, the Company purchased intellectual property and other assets of Adhesive Software from a third party for $100,000 cash, a promissory note with a 4% interest rate for $280,000 (payable in monthly installments of $5,000 payments for the first four months and $10,000 payments in subsequent months until repaid), secured by certain the Adhesive Software technology and 50,000 shares of 4% Convertible Cumulative preferred stock.

The Company has issued 20,223,458 shares of common stock as payment for services rendered by consultants and vendors which were registered on a form Form S-8 which was filed on November 8, 2001.

Between September 30, 2001 and November 9, 2001, the Company issued stock options to its employees for 2,740,000 shares pursuant to the Incentive Stock Option Plan, dated December 16, 1999.

As of November 9, 2001, warrants to purchase 1,836,795 shares of common stock at an average price of $0.0326 were granted since September 30, 2001; all of those were unexercised and outstanding as of November 9, 2001. These shares were not included in the computations of diluted earnings per share because the effect of the exercise would be anti-dilutive on earnings per share.

On November 12, 2001, the Company also entered into a license agreement with iNET whereby the Company licensed its Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission of subscription fees and the ability to market all subscription fees (except for Texas QVIS vendors) as well as a joint marketing effort to sell the Company's Emily Agent to all vendors whereby the Company retains 100% of the $495 sales price.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended September 30, 2001 and September 30, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

OVERVIEW

The Company is a global provider of e Business Solutions in the areas of advanced data management products and services; dynamic integration and enabling technologies; global partner distribution networking. Vertical Computer acquires and operates technology companies that (a) have demonstrated a lead in their technology space, (b) are on the path to profitability, (c) complement each other, and (d) provide cross-product distribution channels.The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered operating losses, although it does not have a capital deficiency as of September 30, 2001.

BRIDGES

The Home Country Gateways ("HGCs" or "Bridges") represent an international distribution platform for the demonstration, deployment and sale of Company's goods, services and technology. Currently, the Company has six Bridges in full operation, the World Bridge (http://www.theworldbridge.com), the US Bridge (http://www.theUSbridge.com), the Brazil Bridge (http://www.thebrazilbridge.com), the China Bridge (http://www.thechinabridge.com), the India Bridge (http://www.theindiabridge.com) and the Korea Bridge (http://www.thekoreabridge.com). Additionally, bridges for each of the fifty U.S. states, are either under construction or are being considered as future sites.

These Bridges are targeted at individual audience segments and users, with maximum personalization thanks to the underlying technology. A sample segment is private expatriates living abroad, as well as those on government service in the military or diplomatic corps. For example, 6 million U.S. expatriates living abroad are able to better stay in touch with events in the US and their home state(s) through the mix of products and services on theUSbridge.com and various state bridges.

The first step is to build the Bridges' inter-connectivity and presence in the marketplace. The goal is to aggressively build traffic, so the Company can successfully bring in strategic alliances and expand the users' base.

In the meantime, the Company goes towards the implementation of structured subscription fees as goods, services and technology are added to the Bridges. Later, these Bridges will also offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies' messages and desired product information to millions of newfound consumers worldwide.

These Bridges display Web Services like the Personal Information Management system through a licensing agreement with WebAddressBook. The Company acquired the license to the source code for "WebAddressBook", which allows the Company to tailor the functionality of WebAddressBook and host the site on its own servers.

This system allows users to manage personal information such as address book, calendar, contacts, bookmarks, note pads, files and tasks. This Personal Information Management system adds to the menu of services available on the Company's network of Home Country Gateways as well as the services of its affiliates. WebAddressBook is customizable, multi-language and user-friendly. This system gives individuals and businesses real-time access to vital information, anywhere in the world, 24 hours a day. It is a full-featured customizable product that fits seamlessly into the Company's existing infrastructure.

The Bridges also offer a free Internet messaging service through Webbe, which is licensed and co-branded from a third party. Webbe is a revolutionary platform that provides communication, navigation, and personalized content solutions for both Internet and Intranet users worldwide. Webbe is a downloadable integrated client application that bundles a host of functions and enables them to appear on the user's screen as a virtual remote control. Some of the features now available on the Company's HCGs are: (a) Instant Foreign Language Chat; (b) ENotes - Allows exchange of instant messages; (c) ELinks - Instant electronic green notes that link to other web pages; (d) EMinders - Instant blue notes that remind users of the important things in life such as Birthdays; (e) File transfer - Drag and drop files of any size; (f) Portal Links- To all theWorldBridge pages; and (g) Search Engine - Giving easy access to The World Bridge engine

Webbe, essentially a highly personalized Web browser, is a one-stop shop for Internet activity, and adds unique communications tools to the Company's global network of Bridges.

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

Both joint venture ownerships are held 50% by the Company and 50% by ZAPQuote, S.A. The first joint venture was converted into a Brazilian corporation named Vertical Zap S.A. in August 2000 with the Company owning 3,400 common shares and Zap Quote owning 3,400 common shares of the 6,800 outstanding. The terms of Vertical Zap S.A. call for the Company to provide the latest in U.S. technology and products while ZAPQuote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities along with the initial financing for the project. The specific purpose of this joint venture is to develop a major Internet Home Country Gateway in Brazil and to market the Company's proprietary and licensed technologies throughout the country.

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

The Company also developed a Emily broker application, used now as the interface between Publicbuy.Net e-procurement system for the state of Texas. As part of the agreement between iNet Purchasing and Company, the Emily XML Enabler Agent will be offered as an optional product to expedite the interface at a price of $495. This arrangement will also be applicable for the PublicBuy.Net e-procurement contracts for Maine and Idaho. The number of prospective suppliers for all three states is in excess of 20,000. The Emily scripting language has been enabled to work on Java and the option is being explored to launch the Emily scripting language as part of a Java tool kit in the next two months.

GLOBALFARE.COM

In May 2000, the Company acquired 100% of Globalfare.com ("Globalfare"). Headquartered in Las Vegas, Nevada, Globalfare is an e-commerce B2C and B2B outlet whose aim is to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.

Globalfare also offers a point of presence on the web for travelers looking for the best buys available for travel within a relatively short time frame and for those who are looking to plan vacations trips throughout the world during the coming year. Globalfare's goal is to become the world's most complete online travel service, and offer a comprehensive range of best-buy travel products; excellent hotels to suit all budgets; and first-rate travel insurance at reasonable costs, all with instant confirmation and the convenience of credit card payment.

POINTMAIL.COM, INC.

In June 2000 the Company acquired 100% of Pointmail.com, Inc., which owned proprietary, web-based e-mail software that enhances the Company's existing "ThePostmaster.Net" Internet service. "The Postmaster.Net" and its ramifications (HCG e-mail applications) are a Web-based e-mail provider and are based on the premise that e-mail access should be easy and possible from any computer with Internet access. By adhering to the universal Hypertext Transfer Protocol (HTTP) standard, ThePostmaster.Net eliminates the disparities that exist between different e-mail programs.

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

iNETPURCHASING, INC.

The Company entered into two Limited Liability Company (LLC) agreements with iNetPurchasing.com, Inc. (iNPI). Both joint venture ownerships are held 50% by the Company and 50% by iNET Purchasing.com, Inc. One LLC, iNet Government Services, LLC, calls for iNPI to market the Company's existing and developmental products, including Emily, to state and local governments within the U.S. as part of its comprehensive e-solutions bundle.

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

NOW SOLUTIONS, LLC

In February 2001, Now Solutions LLC ("NOW"), of which the Company owns a 60 percent majority interest, purchased the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") product division from Ross Systems, Inc. (NASDAQ:
ROSS). HRIS/PAYROLL, which reaches into small and growing businesses, is a widely supported human resources software system and used by over 200 companies in North America.

The purchase price was $6.1 million excluding incentives. The purchase was financed with a loan from a lender for $5.5 million and a note to ROSS for $1 million. The Company contributed $1 million for its 60% equity in NOW. The Company also provided a cash deposit of $1.5 million as additional collateral for the $5.5 million loan. Portions of the deposit will be released after certain number of principal payments are paid. The entire pledged amount will be released by lender after the first twenty-four (24) principal payments or $2.2 million have been paid by NOW.

In addition, the Company granted options for 80,763,943 shares at an exercise price of $0.08 per share to ARGLEN, LLC, a shareholder in NOW, as compensation for negotiating the purchase of the assets from ROSS. Approximately 30,763,943 shares are immediately exercisable and 50 million shares are exercisable based on certain performance criteria.

Now Solutions, LLC has been notified by a lender that it is in technical default of a loan agreement that the Company has pledged $1.5 million deposit as a collateral. As of November 16, 2001, the lender has not drawn on the deposit and it is the opinion of management that the technical default will be cured or waived and the deposit will not be drawn on by the lender.

ENFACET, INC.

The Company acquired 100% of Enfacet, Inc. on August 21, 2001, for 30,000 shares of Series C 4% Cumulative Convertible preferred stock. EnFacet is a software products company that has web-based eBusiness software used by newspapers, government agencies, universities and large franchises. Enfacet's products, NewsFlash (catering to the publishing industry and newspapers in particular) and SiteFlash (the affiliation/syndication web product) are already accepted in the marketplace and are based on award winning (CrossRoads A-List for 2000 and 2001), patent pending technologies. The products are mature products in a growing market, and provide for satisfying the enormous growth in the Internet data, web sites and e-commerce. On November 14, 2001, the Company acquired software technology assets of Adhesive Software for $100,000 and 50,000 shares of Series C 4% Cumulative Convertible preferred stock from a third party.

APOLLO INDUSTRIES, INC.

Apollo Industries, Inc. ("Apollo") is a smart card-based financial transaction and service solutions provider located in Los Angeles, California. On October 14, 2000, Company agreed to provide $250,000 in funding to Apollo for the enhancement of its ApolloSmart technology and development of its service business in exchange for a 30% equity interest. Also on October 14, 2000, in consideration for $25,000 from Company, Apollo agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. On April 19, 2001, Company loaned Apollo $24,000 which was due on June 30, 2001. On May 8, 2001, Company loaned Apollo an additional $24,000 which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares for each of the two loans.

ApolloSmart technology will be used by the Company to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, and Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage.

WORLDBRIDGE WEBCASTING SERVICES, LLC.

Worldbridge Webcasting Services, LLC, provides webcast services. In exchange for 49% equity interest, the Company agreed to pay $250,000, pursuant to the terms of the operating agreement, dated June 19, 2001, as amended in October of 2001. This sum, due in installments, has $100,000 outstanding due and payable on or before January 15, 2002.

Results of Operations

Net sales for the nine months ended September 30, 2001 were $2,473,865, which are primarily made up of software license, consulting, and maintenance fee revenue generated by NOW Solutions in the period. This is a $2,379,791 increase from the same period ended September 30, 2000.

Cost of Goods Sold (COGS) for the nine-month period ended September 30, 2001, were $ 68,393. This is the cost of tickets sold through Globalfare.com. COGS for the same period ended September 30, 2000 was primarily cost of tickets sold through Globalfare.com.

The net loss of ($7,234,088) generated during the nine months ended September 30, 2001, was an increase of ($5,359,833) when compared to the net loss of ($1,874,175) for the nine months ended September 30, 2000. The loss for the period ended September 30, 2001 includes operating expenses that were not incurred in the prior reporting period due to the limited extent of operations, primarily that of Externet World, Inc. during 2000. Significant operating expenses for the nine month period ended September 30, 2001 include Consulting fees , Marketing, Insurance Travel , Legal and Professional fees, Salaries and related payroll taxes .The primary increase in salaries is due to the acquisition of NOW Solutions as of March 1, 2001. There is little substantiation as to when the investments will generate net income and positive cash flow. The only investment not reserved was NOW Solutions that generated $ 2,329,987 in net revenue for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Negative cash flows from operating activities of ($3,336,739) for the nine month period ended September 30, 2001 were a result of operating activities consisting mainly of expenditures incurred in the normal course of business as described above. The Company will have to sell additional equity or borrow over the next 12 months to maintain Adequate working capital until the various businesses begin to provide positive cash flow from operations. See Note 5 "Subsequent Events".

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

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2001, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Board intends to declare and pay dividends on the Company's Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first nine months of 2001, the Board had not declared dividends on the Series "A", "B", and "D" Preferred Shares. Dividends on preferred shares of $288,712 are in arrears at September 30, 2001.

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

In addition, the Company is involved in two additional litigated matters. The case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations of that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek damages based on the alleged increase in value of the stock since the private placement. The matter is open and the Company is vigorously defending this action.

A second matter, entitled Le Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer of Externet World, Inc., a former wholly owned subsidiary, which claimed that the Company is liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World. The plaintiff also alleges that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. The Company executed a Settlement and Mutual General Release Agreement as of July 20, 2001. Pursuant to the settlement agreement, the Company received all right, title, and interest in and to the internet gaming software package developed by Externet World and Casino in exchange for payment by Company and Marc Elalouf of $400,000 to Casino, and payment of state and federal taxes on behalf of Externet World. Only a few nominal and non-contested matters remain open regarding (a) payment of state taxes and (b) transfer of domain names. Those issues should be resolved within the next 90 days from the end of the quarter ended September 30, 2001.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Under Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            3.1         Certificate Of Designation Of Vertical Computers, Inc.
                        Series "C" 4% Cumulative Convertible Preferred Stock

            10.1  (a)   Berche Promissory Note, dated August 13, 2001
                  (b)   Berche Stock Pledge Agreement, dated August 13, 2001
                  (c)   Berche Warrants, dated August 13, 2001

            10.2 Equity Line Of Credit Agreement between Company and Cornell Capital Partners, L.P, dated August 16, 2001.

            10.3 Securities Purchase Agreement between Company and third party buyers for $250,000 of Convertible Debentures, dated August 16, 2001

            10.4        Enfacet, Inc. Stock Purchase Agreement, dated August 21,
                        2001

            10.5        Agreement Between Enfacet and the Company, dated August
                        24, 2001

      (b) Form 8-K

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001                        VERTICAL COMPUTER SYSTEMS, INC.


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