Form 10QSB/A
period 2001-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2001-12-19
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                        Scientific Fuel Technology, Inc.
                     --------------------------------------
                     (Former name of small business issuer)

                    1203 Healing Waters, Las Vegas, NV 89031
                    ----------------------------------------
                    (Former address of small business issuer)

  The Company is amending its 10-QSB, since a review has been completed by the
              Company's Independent Certified Public Accountants.

      Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 615,191,422 shares issued and outstanding as of December 19, 2001.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB/A

PART I FINANCIAL INFORMATION                                                Page

Item 1. Condensed Consolidated Financial Statements:

        Report of Independent Certified Public Accountants                     3

        Condensed Consolidated Balance Sheets (unaudited) as of
        September 30, 2001                                                     4

        Condensed Consolidated Statements of Operations (unaudited)
        for the Three and Nine Months Ended September 30, 2001 and 2000        6

        Condensed Consolidated Statements of Cash Flows (unaudited) for
        The Nine Months Ended September 30, 2001 and 2000                      7

        Notes to Condensed Consolidated Financial Statements                   8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     26

Item 2  Changes in Securities and Use of Proceeds                             26

Item 3  Defaults Under Senior Securities                                      28

Item 4. Submission of Matters To A Vote Of Security Holders                   28

Item 5  Other Information                                                     28

Item 6. Exhibits and Reports on Form 8-K                                      29

Report of Independent Certified Public Accountants

Vertical Computer Systems, Inc.
Los Angeles, CA

We have reviewed the accompany condensed consolidated financial statements of Vertical Computer Systems, Inc. as of September 30, 2001, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principals generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has suffered recurring operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  BDO Seidman, LLP

Los Angeles, CA
December 19, 2001

Item 1. Condensed Consolidated Financial Statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                   September 30,
                                                                            2001
--------------------------------------------------------------------------------

                                     Assets

Current Assets

    Cash                                                            $   781,946
    Restricted cash                                                   1,552,527
    Securities available for sale                                       528,000
    Accounts receivable, net of allowance for bad
                debts of $43,650                                      1,098,702

    Receivable from officers and employees                                3,796
    Prepaid expenses                                                     52,596
--------------------------------------------------------------------------------

Total current assets                                                  4,017,567

Property and equipment, net of accumulated depreciation               1,073,785
Goodwill and other intangibles, net                                   6,503,759
Deposits                                                                 70,507
--------------------------------------------------------------------------------

Total assets                                                        $11,665,618
================================================================================

       Liabilities, Convertible Preferred Stock and Stockholders' Equity

Current liabilities
      Accounts payable and accrued
      liabilities                                                   $ 1,185,333
      Deferred revenue                                                1,811,886
      Accrued dividends                                                  34,891

      Current portion - notes payable                                 5,215,938
--------------------------------------------------------------------------------

Total current liabilities                                             8,248,048

      Convertible debt                                                  125,000
      Note payable, net of discount and
      current portion                                                 1,212,505
--------------------------------------------------------------------------------

Total liabilities                                                   $ 9,585,553
================================================================================

See accompanying notes to the condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                  September 30,
                                                                                           2001
-----------------------------------------------------------------------------------------------
Commitments and contingencies

Series B 10% Convertible Preferred stock; $0.001 par value; 375,000
      Shares authorized; 7,200 shares issued and outstanding
      at September 30, 2001                                                              45,000

Series D 15% Convertible Preferred stock; $0.001 par value; 300,000
      Shares authorized; 25,000 shares issued and outstanding
      at September 30, 2001                                                             156,250

Minority interest                                                                       267,000

Stockholders' Equity

Common stock; $0.00001 par value;
      1,000,000,000 shares authorized; 594,967,965 and shares
            issued and outstanding at September 30, 2001                                  5,950

      Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
            250,000 shares authorized; 50,000 shares issued and outstanding at
            September 30, 2001                                                               50

      Series A Preferred stock; par value $0.001; 750,000 shares authorized; No
            shares issued and outstanding  at September 30, 2001                             --

      Series C 4% Cumulative Convertible Preferred Stock; par value $0.001;
            200,000 shares authorized; 30,000 shares issued and outstanding to a
            subsidiary of the Company at September 30, 2001                                  --

      Series C Preferred stock; par value $0.001; 175,000 shares authorized; no
            shares issued and outstanding at September 30, 2001                              --

      Subscription receivable                                                            (2,000)

      Additional paid-in capital                                                     25,506,125

      Accumulated deficit                                                           (24,126,310)

      Accumulated other comprehensive income                                            228,000
-----------------------------------------------------------------------------------------------

Total stockholders' equity                                                            1,611,815
-----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $ 11,665,618
===============================================================================================

See accompanying notes to the condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                       September 30,
                                                 --------------------------------      --------------------------------
                                                          2001               2000               2001               2000
                                                 -------------      -------------      -------------      -------------
Revenues:
  Maintenance                                    $     255,257      $          --      $   1,182,798      $          --
  Consulting services                                   63,878                 --            849,455                 --
  Other                                                670,675              6,833            331,879             54,886
                                                 -------------      -------------      -------------      -------------
Total revenues                                   $     989,810      $       6,833      $   2,364,132      $      54,886

Selling, general and administrative expenses         5,140,974          1,353,621         11,186,558          3,022,682
                                                 -------------      -------------      -------------      -------------

Operating loss                                      (4,151,164)        (1,346,788)        (8,822,426)        (2,967,796)

Interest income                                         14,433            114,516            119,433            274,594
Interest expense                                      (153,786)            (5,668)          (347,272)           (19,225)
Gain on sale of asset                                       --            838,252                 --            838,252
                                                 -------------      -------------      -------------      -------------
Net loss before minority interest                   (4,290,517)          (399,688)        (9,050,265)        (1,874,175)

Minority interest in loss of  subsidiary               185,294                 --            400,005                 --
                                                 -------------      -------------      -------------      -------------

Net loss                                            (4,105,223)          (399,688)        (8,650,260)        (1,874,175)

Dividend applicable to preferred stock                 (14,400)                --           (196,846)                --
                                                 -------------      -------------      -------------      -------------

Net loss applicable to common stockholders'      $  (4,119,623)     $    (399,688)     $  (8,847,106)     $  (1,874,175)
                                                 =============      =============      =============      =============

Basic and diluted loss per common share          $       (0.01)     $       (0.01)     $       (0.02)     $       (0.01)
                                                 =============      =============      =============      =============

Basic and diluted weighted average of common
shares outstanding                                 590,174,993        782,405,794        578,530,002        728,576,772
                                                 =============      =============      =============      =============

Comprehensive loss and its components
consist of the following:

  Net loss                                       $  (4,105,223)     $    (399,688)     $  (8,650,260)     $  (1,874,175)
  Loss on securities available for sale               (144,000)                --           (192,000)                --
                                                 -------------      -------------      -------------      -------------
Comprehensive loss                               $  (4,249,223)     $    (399,688)     $  (8,842,260)     $  (1,874,175)
                                                 =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                            2001            2000
                                                                        -------------------------------
Cash Flows From Operating activities

       Net loss                                                         $(8,650,260)      ($1,874,175)
Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                      1,094,583            75,526
       Minority Interest in Subsidiary                                     (400,005)               --
       Non-employee compensation expense
        and stock issued for services                                     1,883,380           505,803
       Allowance for bad debt                                                43,659           (14,900)
       Gain on sale of subsidiary                                                --          (863,252)
       Write off for investments                                            367,788                --

       Changes in operating assets and liabilities:
       Accounts receivable                                                 (617,918)           36,681
       Receivable for related party                                          17,834        (1,068,767)
       Prepaids                                                             (10,747)         (134,334)
       Deposits                                                              (1,443)           (7,783)
       Other assets                                                          35,000            16,469
       Accounts Payable                                                     625,314           (71,992)
       Deferred revenue                                                   1,811,886                --
                                                                        -----------------------------

Net cash used in operating activities                                    (3,800,929)       (3,400,724)

Cash flow from investing activities:
       Restriction of cash for debt guarantee                            (1,500,000)               --
       Purchase of equipment                                                     --          (822,458)
       Proceeds paid for investments                                             --          (650,000)
       Proceeds paid for securities available for sale                           --          (300,000)
       Proceeds received from sale of subsidiary, net of restricted
       cash                                                                      --           575,779
       Purchase of payroll division                                         498,741                --
                                                                        -----------------------------

Net cas used in investing activities                                     (1,001,259)       (1,196,679)
Cash Flow from financing activities:
       Proceeds from issuance of Series A Preferred Stock                        --         9,000,000
       Proceeds from exercise of warrants                                        --         1,700,000
       Proceeds form stock options exercised                                     --            92,204
       Proceeds from Convertible Debt                                       125,000                --
       Payment of note payable                                             (457,500)          (10,000)
       Proceeds from note payable                                           317,822                --
                                                                        -----------------------------

Net Cash provided by (used in) financing activities                         (14,678)       10,782,204

Net increase (decrease) in cash                                          (4,816,866)        6,184,801
Cash and cash equivalents, beginning of period                            5,598,812           210,924
                                                                        -----------------------------
Cash and cash equivalents, end of period                                $   781,946      $  6,395,725
                                                                        =============================
Supplemental disclosures of cash flow information:

       Cash paid during the period for:

               Interest                                                 $   282,902      $     19,225
               Income Taxes                                             $        --      $         --

See accompany notes to the condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2000.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of the Company's Independent Certified Public Accountants for the December 31, 2000 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

At this point in time, the Company has generated revenue, however it continues to suffer operating losses. The Company believes it can launch a number of products, services and other revenue generating programs. Additionally, the Company believes its three existing international in-country partners have the ability and resources to market its products concurrently in their respective country of origin.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 2 - Common and Preferred Stock Transactions

On July 11, 2001, the Company entered into two consulting agreements, in which the Company agreed to issue approximately $200,000 in common stock to each consultant for business advisory services. 20% of the common stock was due on the agreement date, with an additional 20% due on the 30th and 60th day subsequent to the agreement date and the remaining 40% due on the 90th day subsequent to the agreement date. The number of shares to be issued to each consultant will be determined on the date each consulting fee is due. These shares were registered pursuant to the Form S-8 filed on July 13, 2001. The Company is also obligated to issue warrants to purchase 500,000 shares of Company's common stock to each consultant. As of September 30, 2001 the Company has issued 10,081,152 shares of its common stock in exchange for the consulting services provided and 1,000,000 warrants. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. As of September 30, 2001, the Company recognized approximately $248,000 in consulting expenses in relation to the common stock issued and $10,000 for the value of the warrants (the warrants were valued using the black-scholes valuation model).

In August 2001, the Company issued $125,000 of convertible debentures. The debt accrues interest at 6% per annum and is due October 2006. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The Company has recognized $31,250 as interest expense in relation to the beneficial feature conversion of the debentures. As of September 30, 2001 no conversions have taken place.

In August 2001, the Company issued a $180,000 note, which is due February 2002 and bears interest at 12% per annum. In connection with the note, the Company issued 500,000 warrants to purchase shares of its common stock and pledged third party securities owned by the Company and available for sale as collateral for the note. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $5,000 (valued using the black-scholes valuation model) has been deferred and will be amortized over the term of the loan.

In August 2001, the Company entered into an Equity Line of Credit agreement, whereby up to $10,000,000 of the Company's common stock may be purchased. The shares must be registered before sale and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contains a fee of $400,000 payable in common stock. As of September 30, 2001, the Company issued 7,142,857 shares of common stock or $200,000 (fair market value of shares issued) of the fee and accrued for the remaining portion, which is to be paid the earlier of the registration of shares that are to be issued in connection with the Equity Line of Credit or six months. Also, as of September 30, 2001 no shares have been purchased.

In August 2001, the Company issued 30,000 shares of its Series C 4% Cumulative Convertible Preferred Stock to acquire 100% of the outstanding common stock of Enfacet, Inc. ("Enfacet"), a Company involved in the development of website management software. The Series C 4% convertible stock eliminates on consolidation, since the shares were issued to Enfacet. As per the agreement, Enfacet shall distribute 15,000 shares to those employees still employed by Enfacet, one year from the anniversary date of the agreement. At that time the remaining shares may be used by Enfacet to acquire additional funding. The fair value of the liabilities assumed by the Company approximated $428,000, which was off set by assets with an approximate fair value of the same amount.

The Series C 4% Cumulative Convertible Preferred Stock is convertible into shares of the Company's common stock at a ratio of one to four hundred. Dividends on the stock are cumulative and accrue on a quarterly basis. In the event of a voluntary or involuntary liquidation, the Series C 4% shareholders are entitled to a liquidation preference of $100 per share.

Throughout the third quarter of fiscal 2001, the Company issued 5,036,449 shares of its common stock or $186,350 (fair market value of shares issued), to various legal, investment and marketing consultants for services rendered. These shares were registered pursuant to the Form S-8 filed on July 13, 2001.

Note 3 - Acquisition

In February 2001 the Company acquired a 60% interest in NOW Solutions, LLC ("NOW"), a company that develops and maintains human resource software, in exchange for $1,000,0000. Pursuant to the terms of the operating agreement, the Company's interest will be reduced to 51% over three years as employees of NOW Solutions will be entitled to receive shares of NOW Solutions common stock.

Also in February 2001 NOW purchased the human resource software assets of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. In addition, the agreement calls for various earnout provisions to be paid to Ross if certain sales levels are achieved by NOW during the two years subsequent to the purchase.

NOW acquired a $5,500,000 note payable to finance the Ross acquisition. The note bears interest at Prime plus one and a half (Prime was 6% at September 30, 2001) and has an interest rate floor of 8.5%. The Note payable is due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The note calls for monthly principal payments of $91,500 plus interest. The Company entered into a declining pledge agreement whereby the Company guaranteed $1,500,0000 of the note.

Arglen Acquisition, LLC ("Arglen") facilitated the NOW transactions and acquired a 30% interest in NOW for services provided and received warrants of the Company to purchase 5% of the total outstanding stock of the Company, for an exercise price of $0.08. The warrants are anti-dilutive, with a third of the warrants vesting upon grant and the remaining thirds vesting equally in one and two years from the grant date. All warrants are exercisable five years from the vesting date.

The NOW purchase was accounted for under the purchase method of accounting, with the cash paid to Ross, note payable due to Ross, $667,000 for Arglen's 30% interest in NOW and $798,000 for the value of the Warrants issued to Arglen (valued using the black-scholes valuation model), all included as part of the purchase price. The Company and NOW recognized approximately $7,066,000 of goodwill and other intangible assets in connection with the purchase, which is being amortized over a 3 to 8 year period.

NOW is consolidated with the Company for financial reporting purposes, with minority interest being recognized for the 40% interest. Of the remaining minority interest, 5% is held by a consultant who facilitated the NOW transactions and 5% is reserved for the employees.

Note 4 - Notes Payable

NOW Solutions, LLC has been notified by a lender that it is in default of certain covenants in the loan agreement, in which the Company has pledged a $1.5 million deposit as collateral pursuant to the declining pledge agreement. This deposit is reflected as restricted cash on the balance sheets.

Note 5 - Legal Proceedings

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, the Company is involved in two additional litigated matters. The case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek damages based on the alleged increase in value of the stock since the private placement. The matter is open and the Company is vigorously defending this action.

A second matter, entitled La Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer of Externet World, Inc., a former wholly owned subsidiary, which claimed that the Company is liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World. The plaintiff also alleges that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. The Company executed a Settlement and Mutual General Release Agreement on July 20, 2001. Pursuant to the settlement agreement, the Company received all right, title, and interest in and to the internet gaming software package developed by Externet World and Casino in exchange for payment of $400,000 by the Company to Casino, and payment of state and federal taxes on behalf of Externet World. Only a few nominal and non-contested matters remain open regarding (a) payment of state taxes and (b) transfer of domain names. Those issues should be resolved by January 31, 2002.

Note 6 - New Accounting Pronouncements

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

Some of the Company's previous business combinations were accounted for using the purchase method of accounting. As of September 30, 2001, the net carrying amount of goodwill and other intangible assets is $6,071,759. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

Note 7 - Subsequent Events

In October 2001 the Company executed a $100,000 promissory note. The note bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company which the Company intends to sell in order to repay the loan and by a pledge against the loan by the President of the Company to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall.

In October 2001 the Company agreed to reduce its interest in Worldbridge Webscasting, LLC from 51% to 49%, in consideration for extending the Company's obligation to make a capital contribution pursuant to the Operating Agreement in the amount of $100,000 up to and including January 15, 2002. In the event the Company does not make payment by January 15, 2002, the Company's interest shall be further reduced from 49% to 25%.

In November 2001 the Company executed a $100,000 promissory note. The note bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company which the Company intends to sell to repay the loan and by a pledge against the loan by the President of the Company to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall.

Also in November 2001 the Company purchased various assets of Adhesive Software, Inc. for $100,000, 50,000 shares of the Company's Series C 4% Convertible Preferred Stock and a promissory note of $280,000. The note bears interest at 4% per annum and has average monthly principal and interest payments of $9,375 through out the term of the note. All unpaid amounts are due June 2004. The note is secured by certain assets of the Company is reserved as collateral.

Also in November 2001 the Company also entered into a license agreement with iNET whereby the Company licensed its Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission of subscription fees and the ability to market all subscription fees (except for Texas QISV vendors) as well as a joint marketing effort to sell the Company's Emily Agent to all vendors whereby the Company retains 100% of the $495 sales price.

The Company has issued 20,223,458 shares of common stock as payment for services rendered by consultants and vendors which were registered on a form Form S-8 which was filed on November 8, 2001.

In December 2001, the Company executed a $425,000 note payable with a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The fee accrues interest at 12% per annum and is due January 31, 2002. The note is secured by 36,303,932 shares of common stock of the Company that is owned and controlled by the President of the Company, Richard Wade, and 15,000,000 shares of common stock of the Company that is owned by its Chief Technology Officer, Luiz Valdetaro, to cover any shortfall in the event of default

As of December 19, 2001, the Company issued stock options to its employees for 2,740,000 shares pursuant to the Incentive Stock Option Plan, dated December 16, 1999.

As of December 19, 2001, warrants to purchase 1,657,250 shares of common stock at an average price of $0.023 were granted since September 30, 2001; all of those were unexercised and outstanding as of December 19, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Condensed Financial Statements of Vertical Computer Systems, Inc. and Subsidiaries and the notes to the Consolidated Condensed Financial Statements included elsewhere in this Form 10-QSB/A.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three and nine months ended September 30, 2001 and September 30, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

OVERVIEW

Vertical Computer Systems, Inc. (OTC.BB: VCSY) is a multinational provider of Web services, underpinning Web technologies, and Administrative Software Services through a global partner distribution network. Web services involve the outsourcing of administrative services software via the Internet. Underpinning Web technologies are the foundation technologies used to build Web services. Administrative Software Services are software products, such as human resources or procurement that provide the basic functionality of any operational entity.

The Company acquires and operates companies whose products, in the Company's belief: (1) are proven and best of the breed, (2) on the path to profitability,
(3) complement each other, and (4) provide cross-product distribution channels. The Company's business model combines complementary, integrated Web services, a multinational distribution system of local partners, and underpinning Web technologies to create a distribution matrix that it believes are capable of penetrating multiple sectors through cross promotion. The Company's different Administrative Software Services provide cross distribution channels for each other, the Global Partners System provides worldwide distribution channels, and the underpinning Web technologies permit the rapid development and deployment of all systems.

Web services

Web services encompasses a full range of services from the simple Web-unique application of instant messaging to complex administrative services such as accounting packages converted into an application service provider model. An application service provider or "ASP" is a company that offers individuals or enterprises access over the Internet to applications and related services that would otherwise have to be located in their own personal or enterprise computers.

The Company's Web services derive from a full range of (i) Administrative Software Services controlled by the Company that will be converted into specialized Web services and (ii) Web services the Company has developed independently or acquired. The Company's ownership interest is typically a controlling interest. In most cases, the administrative service will retain its historic client-server based customer even though it developed a Web service for those same customers and new customers. The Company's current Web services address the following market segments:

                                                           WEB
MARKET                                 PRODUCT             SERVICES    OWNERSHIP                VCSY %
Application Platform                   Bridges             Yes         VCSY                     100%
Database connect XML                   Emily Agent         Yes         VCSY                     100%
Emily XML Scripting Language           EMILY               Yes         VCSY                     100%
Publishing Content                     NewsFlash           No          VCSY                     100%
Higher Education                       VarsityFlash        No          VCSY                     100%
Franchises/Independent Agent           AffiliateFlash      Yes         VCSY                     100%
Emergency Management                   ResponseFlash       Yes         VCSY                     100%
Public Sector e-Procurement Service    INet                Yes         INetPurchasing           2.5%
Human Resources                        HRIS                No          NOW Solutions             60%
Webcasting                             Webcast             Yes         WorldBridge               49%
                                                                       Webcasting Services
Travel                                 Globalfare          Yes         VCSY                     100%
Smart Cards                            ApolloSmart         Yes         VCSY                      30%

Underpinning Web Technologies

Underpinning Web technologies provide the software foundation to support (1) internet based platforms for the delivery of Web services; (2) individual software products that can be sold independently or combined with another software product; and (3) rapid deployment of all Web services and software products throughout the Company's distribution system.

The Company's first underpinning Web technology is the patent pending Emily Extensible Markup Language or Emily XML. Extensible Markup Language or XML is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere. For example, computer makers might agree on a standard or common way to describe the information about a computer product (processor speed, memory size, and so forth) and then describe the product information format with XML. Such a standard way of describing data would enable a user to send an intelligent agent (a program) to each computer maker's Web site, gather data, and then make a valid comparison. XML can be used by any individual or group of individuals or companies that wants to share information in a consistent way. Emily XML has recently been upgraded to be Java compatible. Java is a programming language expressly designed for use in the distributed environment of the Internet. Java can be used to create complete applications that may run on a single computer or be distributed among servers and clients in a network. Utilizing Emily, the Company developed two products, the Emily Agent and Broker, which are now jointly marketed with iNetPurchasing as part of the State of Texas' new e-procurement system. Dr. Charles Goldfarb, recognized as the Father of Markup Languages, has included a chapter on Emily and its application, relative to the State of Texas procurement system, in the 4th Edition of the XML Handbook. The Emily XML Automation Toolkit for Java is currently in its final testing phase, in preparation for release in the first quarter of 2002.

The Company's second underpinning Web technology is SiteFlash. The SiteFlash technology utilizes XML and publishes on the Web, enabling the user to build and efficiently operate Web services with the unique ability to separate form, function, and content on the Web. This unique ability is patent pending and has vast application in the web arena. SiteFlash technology is being used in higher education (e.g.,California State University), newspapers (e.g., La Opinion), and consulting Organizations (eg. Infotec). The Company believes the SiteFlash architectural concepts enable easy integration with existing technological components the in any organization. Additional key features that differentiate SiteFlash from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc) framework. The Company offers SiteFlash as a stand-alone product and also as a development product for selective in vertical markets, such as NewsFlash and VarsityFlash.

Administrative Software Services

Administrative Software Services as adapted to an ASP model on the Web are a sub-set of Web services. These services include procurement, scheduling, travel management, payroll, financial and other common functions. All of the Company's Administrative Software Services are Web enabled, meaning that they can be accessed on the Internet. Exploratory analysis is being done to develop an ASP application for Human Resource Information Service (HRIS) Application Software.

The Company believes that its Administrative Software Services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times less than competitors.

The Company is developing a portfolio of ASP Administrative Software Services in initial deployment stages with iNetPurchasing with three states under contract. The key is limited up-front charges coupled with an on-going transaction fee.

Global Partners System

The Company's Global Partners System is intended to create export markets for a product or service. The Global Partners System has partners in three countries through Phase I. The Company's initial strategy is to develop Web service applications in one of the original Global Partner's countries to demonstrate the strength of the distribution system. The foreign partnership has the option either to market the Web service directly or to subcontract the Web service to a local entity with particular expertise in that particular field. The ultimate objective is to demonstrate the strength of the local partner when marketing the best-of-breed Web service in that respective country by competitively selling its products against competitive products from major companies.

Marketing

Each of the Company's business units has distinct marketing strategies for their niche markets. The Company, as a strategic marketing element, plans to increase the growth rates of these individual business units by enabling them to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that the Company has built.

In the past two years, the Company has built an international distribution system offering Web services and underpinning Web technologies from its own platform. Upon expansion, the Company intends to incorporate third party products and services into its worldwide distribution platform while selling its own services to these third parties. The Company has obtained a significant base of Web services and underpinning Web technologies that are ready to go to market.

Currently, the Company's marketing effort focuses upon several sectors, though the United States government has become a focus for the following reasons: (1) Companies which the Company controls have significant governmental clients that created the potential to cross promote Web services; (2) the underpinning Web technologies are well-suited to the emerging governmental environment that demands the capability for cross-agency and federal/state/and local interface; and (3) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitate improvements in secure communications and agency to agency contacts that are easily enabled by the Company's technology.

Depending on the circumstances, the Company's marketing strategy is to obtain federal government contracts through its existing relationships or to be a subcontractor for a particular service to one of the major federal government prime contractors. For local and state government entities, the Company intends to cross-market to its existing client base. Overall, the marketing strategy entails building a strong international distribution base by which the Company hopes to attract the best-of-breed smaller Web services from companies without international distribution to market and commercially exploit their Web services on the Company's own platform and as well as for distribution to governmental entities.

SUBSIDIARIES, ASSETS, AND PARTNERSHIPS

Below is a description of the Company's key subsidiaries, assets and partnerships.

EMILY SOLUTIONS

The Company acquired the rights to Emily Solutions Web technology in December 1999. Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that intercommunicate via XML (Extensible Markup Language) and HTTP. HTTP or the the Hypertext Transfer Protocol is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the World Wide Web. The Emily Framework was developed to be an engineering package comparable to other Web development tools such as Allaire Cold Fusion or Microsoft Frontpage. The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that already runs on Windows NT, Windows 2000, Linux and several UNIX platforms. MLE is developed to be both a complement and an alternative to Java on the server side.

In addition, the Company developed the Emily broker application, used now as the interface between Publicbuy.Net e-procurement system for the state of Texas. As part of the agreement between iNet Purchasing and the Company, the Emily XML Enabler Agent will be offered as an optional product to expedite the interface at a price of $495. This arrangement will also be applicable for the PublicBuy.Net e-procurement contracts for Maine and Idaho. The Emily scripting language has been enabled to work on Java and the option is being explored to launch the Emily scripting language as part of a Java tool kit in the next two months.

ZAPQUOTE, S.A.

In March 2000 the Company entered into two joint ventures with ZAP Quote, S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets. ZAP Quote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAP Quote, S.A. also has a major position in providing back office software to many of Brazil's major financial institutions.

Both joint venture ownerships are held 50% by the Company and 50% by ZAP Quote, S.A. The first joint venture was converted into a Brazilian corporation named Vertical Zap S.A. in August 2000 with the Company owning 3,400 common shares and Zap Quote owning 3,400 common shares of the 6,800 outstanding. The terms of Vertical Zap S.A. require the Company to provide the latest in U.S. technology and products while ZAP Quote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities along with the initial financing for the project. As part of the Company's Global Partner's System, Vertical Zap S.A developed and launched an internet distribution website or "Bridge" to market and distribute the Company's Web services and underpinning web technologies throughout Brazil.

The second joint venture, known as ZAP Vertical, has not been converted into a corporation, but is developing a strategy to market and distribute ZAP Quote, S.A.'s proprietary wireless financial applications in countries and territories around the world, excluding South America.

As of September 30, 2001 all of the joint venture investments are fully reserved. There have been no revenues or expenses in relation to the investments for the 9 months ended September 30, 2001.

GLOBALFARE.COM

In May 2000 the Company acquired 100% of Globalfare.com ("Globalfare"). Headquartered in Las Vegas, Nevada, Globalfare is an e-commerce business-to-consumer and business-to-business outlet whose aim is to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.

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

For the nine months ended September 30, 2001, Globalfare.com had assets of $86,000, $102,538 in net revenues and a net loss of $449,532.

POINTMAIL.COM, INC.

In June 2000 the Company acquired 100% of Pointmail.com, Inc., which owned proprietary, web-based e-mail software that enhances the Company's existing "ThePostmaster.Net" Internet service.

ThePostmaster.Net is accessible world wide, offers a cross-platform e-mail solution, and is cheaper and easier than using traditional e-mail programs. ThePostmaster.Net is now a component of the Bridge technology and is also presented as a stand-alone products at "thepostmaster.net".

For the nine months ended September 30, 2001, Pointmail.com had assets of $78,000, no revenues and a net loss of $14,557.

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

The second joint LLC, Vertical-iNet LLC, calls for the Company to internationally market iNPI's online procurement services through the Company's alliances abroad. The initial marketing targets will be foreign governments, partly in response to certain standards set forth by the WorldBank, EximBank and USAID requiring recipient nations to implement modern procurement procedures before the release of funds. The Company will target international public and private companies as well.

In May 2000 the Company invested $500,000, in consideration of 2.5% of iNPI's outstanding shares and a royalty license, which provides for royalty payments to the Company based upon iNPI's transactional fees. iNPI projects revenues commencing in second quarter of 2002.

As of September 30, 2001 all of the iNet investments and advances paid for royalties are reserved. There have been no revenues or expenses in relation to the investments for the 9 months ended September 30, 2001.

NOW SOLUTIONS, LLC

In February 2001, NOW Solutions LLC ("NOW"), of which the Company owns a 60 percent majority interest, purchased the Renaissance CS(R) Human Resources and Payroll ("HRIS/PAYROLL") assets from Ross Systems, Inc. (NASDAQ: ROSS). NOW provides Human Resource Information Service (HRIS) Application Software. Customers are primarily located in North America. NOW derives revenue from software licenses, professional services consulting, and renewable maintenance from approximately 175 customers.

In February 2001 the Company acquired a 60% interest in NOW Solutions, LLC ("NOW"), a company that develops and maintains human resource software, in exchange for $1,000,0000.

Also in February 2001 NOW purchased the human resource software assets of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. In addition the agreement calls for various earnout provisions to be paid to Ross if certain sales levels are achieved by NOW during the two years subsequent to the purchase.

NOW acquired a $5,500,000 note payable to finance the Ross acquisition and use the excess amount for working capital. The note bears interest at Prime plus one and a half (Prime was 6% at September 30, 2001) and has an interest rate floor of 8.5%. The Note payable is due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The note calls for monthly principal payments of $91,500 plus interest. The Company entered into a declining pledge agreement whereby the Company guaranteed $1,500,0000 of the note.

Arglen Acquisition, LLC ("Arglen") facilitated the NOW transactions and acquired a 30% interest in NOW for services provided and received warrants of the Company to purchase 5% of the total outstanding stock of the Company, for an exercise price of $0.08. The warrants are anti-dilutive, with a third of the warrants vesting upon grant and the remaining thirds vesting equally in one and two years from the grant date. All warrants are exercisable five years from the vesting date.

Pursuant to the terms of the operating agreement, the Company's interest will be reduced to 51% over three years as employees of NOW Solutions will be entitled to receive shares of NOW Solutions common stock.

The NOW purchase was accounted for under the purchase method of accounting, with the cash paid to Ross, note payable due to Ross, $667,000 for Arglen's 30% interest in NOW and $798,000 for the value of the Warrants issued to Arglen (valued using the black-scholes valuation model), all included as part of the purchase price. The Company and NOW recognized approximately $7,066,000 of goodwill and other intangible assets in connection with the purchase, which is being amortized over a 3 to 8 year period.

As of September 30, 2001 the NOW has approximately $5,597,000 of goodwill and other intangible assets and for the 9 months ended September 30, 2001, NOW has $2,329,987 of net revenue and a net loss of $1,006,794.

ENFACET, INC.

The Company acquired 100% of Enfacet, Inc. on August 21, 2001, for 30,000 shares of Series C 4% Cumulative Convertible preferred stock. EnFacet is a software products company that has web-based eBusiness software used by newspapers, government agencies, universities and large franchises. EnFacet's products, Newsflash (catering to the publishing industry and newspapers in particular) and Site Flash (the affiliation/ syndication web product) are already accepted in the marketplace and are based on award winning (Crossroads A-List for 2000 and 2001), patent pending technologies. The products are mature products in a growing market, and provide for satisfying the enormous growth in the Internet data, web sites and e-commerce.

For the 9 months ended September 30, 2001, Enfacet had $428,000 of assets and no revenue or expenses.

APOLLO INDUSTRIES, INC.

Apollo Industries, Inc. ("Apollo") is a smart card-based financial transaction and service solutions provider located in Los Angeles, California. On October 14, 2000, the Company agreed to provide $250,000 in funding to Apollo for the enhancement of its ApolloSmart technology and development of its service business in exchange for a 30% equity interest. Also on October 14, 2000, in consideration for $25,000 from the Company, Apollo agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. On April 19, 2001, Company loaned Apollo $24,000 which was due on June 30, 2001. On May 8, 2001, the Company loaned Apollo an additional $24,000 which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares for each of the two loans. Apollo is in default of the two loans. The Company has not foreclosed on either loan and Apollo is in the process of securing funding to repay both loans.

ApolloSmart technology will be used by the Company to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, and Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage.

As of September 30, 2001 all of the advances paid to Apollo for royalties have been reserved for 100%. There has been no revenues and a net loss of $219,000 recorded in relation to Apollo for the 9 months ended September 30, 2001.

WORLDBRIDGE WEBCASTING SERVICES, LLC.

Worldbridge Webcasting Services, LLC, provides webcast services. As of September 30, 2001, all investments in Worldbridge has been reserved for 100%. There have been no revenues or expenses in relation to the investments for the 9 months ended September 30, 2001. In October 2001 the Company agreed to reduce its interest in Worldbridge Webscasting, LLC from 51% to 49%, in consideration for extending the Company's obligation to make a capital contribution pursuant to the Operating Agreement in the amount of $100,000 up to and including January 15, 2002. In the event the Company does not make payment by January 15, 2002, the Company's interest shall be further reduced from 49% to 25%.

BRIDGES

The Company is developing a web-based distribution platform called Home Country Gateways ("HGCs" or "Bridges") as part of its Global Partners System. These Bridges represent an international distribution platform for the demonstration, deployment and sale of Company's Web Services and underpinning Web technologies. Currently, the Company has six Bridges in full operation, the World Bridge (http://www.theworldbridge.com), the US Bridge (http://www.theUSbridge.com), the Brazil Bridge (http://www.thebrazilbridge.com), the China Bridge (http://www.thechinabridge.com), the India Bridge (http://www.theindiabridge.com) and the Korea Bridge (http://www.thekoreabridge.com). Additionally, bridges for each of the fifty U.S. states, are either under construction or are being considered as future sites.

These Bridges are targeted at individual audience segments and users, with maximum personalization thanks to the underpinning Web technologies. A sample segment is private expatriates living abroad, as well as those on government service in the military or diplomatic corps. For example, 6 million U.S. expatriates living abroad are able to better stay in touch with events in the US and their home state(s) through the mix of products and services on the USbridge.com and various state bridges.

The goal of the Bridges is to use them as a distribution platform for Web Services. In the meantime, the Company moves toward the implementation of structured subscription fees as goods, services and technology are added to the Bridges. Later, these Bridges will also offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies' messages and desired product information to millions of newfound consumers worldwide.

These Bridges display Web Services like the Personal Information Management system through a licensing agreement with WebAddressBook, whereby the Company acquired a permanent license to utilize the source code for "WebAddressBook" in October 2000. This system allows users to manage personal information such as address book, calendar, contacts, bookmarks, note pads, files and tasks. WebAddressBook is customizable, multi-language and user-friendly. It is a full-featured customizable product that fits seamlessly into the Company's existing infrastructure.

The Bridges continue to offer a free Internet messaging service through Webbe, which is licensed and co-branded from a third party. The Company is currently negotiating a renewal of this license. Webbe, essentially a highly personalized Web browser, is a one-stop shop for Internet activity, and adds unique communications tools to the Company's global network of Bridges.

As of September 30, 2001, the Company has no assets, revenues or expenses in relation to the Bridges.

Results of Operations

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

      Total Revenues. The Company had total revenues of $2,364,132 in the nine months ended October 31, 2001. Total revenues primarily consist of software license, consulting and maintenance fees. All of these revenues relate to the business operations of NOW Solutions, a subsidiary in which the Company owns a 60% interest. The Company acquired the 60% interest in NOW Solutions in February 2001. As a result, The Company's operating results for the corresponding period in the prior year excluded the results of operations of NOW Solutions. As such, the Company had no revenues for the nine months ended September 30, 2000.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $11,186,558 and $3,022,682 in the nine months ended September 30, 2001 and 2000, respectively. This increase of $8,163,876 was primarily attributable to the operations of NOW Solutions, the write off of certain investments, and the amortization of goodwill. For the nine months ended September 30, 2001, selling, general and administrative expenses consisted primarily of consulting fees of $678,014, marketing expenses of $140,066, insurance premiums of $33,167, travel expenses of $68,031, professional fees of $575,944 and employment expenses of $1,188,346.

      Operating Loss. The Company had an operating loss of $8,822,426 and $2,967,796 in the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily attributable to the increase in selling, general and administrative expenses in the current period.

      Minority Interest in Loss of Subsidiary. The minority interest in loss of subsidiary was $400,005 and zero for the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily attributable to the Company's acquisition of its subsidiary NOW Solutions and the operating losses incurred by NOW Solutions.

      Net Loss. The Company had a net loss of $8,650,260 and $1,874,175 in the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily attributable to the increase in selling, general and administrative expenses, amortization of goodwill. Interest expense has increased by $328,047 over the previous year due to the additional debt incurred for the asset purchase from Ross Systems, Inc. by NOW Solutions.

      Dividends Applicable to Preferred Stock. The Company had outstanding Series A 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to this preferred stock is $196,846 in the nine months ended September 30, 2001. The Company has outstanding preferred stock that accrues dividends at a rate of four percent on a quarterly basis if declared and these dividends are cumulative. These accrued dividends are reflected in the dividends applicable to preferred stock.

      Net Loss Applicable to Common Stockholders'. The Company had a net loss applicable to common stockholders of $8,847,106 and $1,874,175 in the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily attributable to an increase in selling, general and administrative expenses, amortization of goodwill, and the increase in reserves for investments as well as the dividends applicable to preferred stockholders. Interest expense has increased by $328,047 over the previous year due to the additional debt incurred for the asset purchase from Ross Systems, Inc. by NOW Solutions.

Liquidity And Equity Line Of Credit

      The Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to repay loans in the amount of $805,000. The Company currently has enough working capital (excluding cash held at subsidiaries) to sustain operations for approximately 1 month. Thereafter, the Company will need additional cash to fund its operations. In order to meet its obligations, the Company will need to raise cash from the sale of securities or loans. Other than the Equity Line of Credit discussed below, the Company does not currently have any commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all.

NOW Solutions, an entity in which the Company has a 60% ownership interest, believes it has adequate working capital to fund its current operations for the next 12 months. The management of NOW Solutions is currently working with its lender to cure the covenant default. Debt service for the next twelve months will be approximately $1,785,000 in principal and interest. NOW Solutions has a renewable maintenance revenue base of approximately $4.2 million that will provide adequate working capital for its operations. In addition, it is management's opinion that Professional Services Consulting and Software Licenses revenue will provide additional working capital to fund operations for the next twelve months.

      In February 2000 the Company through its subsidiary NOW Solutions purchased the human resource software division of Ross Systems, Inc. in exchange for $5,500,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. In addition, the loan agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by NOW Solutions during the two years subsequent to the purchase. In addition to the Ross note, NOW Solutions received a $5,500,000 note payable to finance the purchase. The note bears interest at prime plus one and a half and is due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the loan agreement. The note calls for monthly principal payments of $91,500, plus interest. Pursuant to the declining pledge agreement, the Company guaranteed the note and provided a $1.5 million cash deposit as collateral for the $5.5 million loan. The terms of the declining pledge agreement provide that once the first 24 principal payments on the note ($2,200,000) have been paid in full, then the lender shall release the deposit accounts from the pledge. In the event that NOW Solutions makes all principal payments required to be paid under the note from March 2001 through October 2001, then the Company, subject to the lender's consent, may withdraw $33,333, and, providing that NOW Solutions continues to make its monthly principal payments, Company may withdraw $91,667 in each subsequent month as well as the right to withdraw sums equal to the aggregate amounts stated in the consent to withdrawal as submitted by lender. The lender has notified NOW Solutions that NOW Solutions is in default of certain covenants of the loan agreement.

In August 2001 the Company borrowed $125,000 by issuing convertible debentures. The debentures accrue interest at a rate of six percent per year and are due in October 2006. The debenture is convertible at the holder's option into shares of common stock at either 120% of the closing bid price on the date of the debenture or 80% of the three lowest closing bid prices twenty days prior to the conversion.

Also in August 2001, the Company borrowed $180,000. The loan bears interest at a rate of 12% per year and all unpaid principal and interest is due in February 2002. The Company pledged third party securities owned by the Company and available for sale as collateral for the note as well as shares of the Company's own common stock. In connection with the note, the Company issued 500,000 warrants to purchase shares of its common stock at an exercise price of $0.028. The warrants have a term of three years from the date of issuance.

Also in August 2001, the Company entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under the equity line, Cornell Capital Partners is committed to purchase up to $10.0 million of the Company's common stock over 36 months beginning on the effective date of the Company's registration statement registering the sale of the shares by Cornell Capital Partners. Under the equity line, the Company may request an advance by Cornell Capital Partners. The number of shares of common stock that Cornell Capital Partners will receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 95% of the market price. The maximum advance amount will be equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty trading days prior to the advance notice date. The advance notice date is the date Cornell Capital Partners receives a written notice from the Company requesting an advance amount under the equity line. The market price is the lowest closing bid price of the common stock over the five trading day period beginning on the first trading day after an advance notice date. The Company may request an advance every six trading days. Pursuant to the terms of the Equity Line of Credit Agreement, the Company is required to register the shares to be issued to Cornell Capital Partners financing under the Equity Line of Credit will become available after such registration statement is declared effective by the SEC.

Upon each advance date, the Company will pay to Cornell Capital Partners an amount equal to 4% of the amount of the advance. Cornell Capital Partners is also entitled to a commitment fee of $400,000 payable in common stock. As of September 30, 2001, the Company issued 7,142,857 shares of common stock or $200,000 (i.e., the fair market value of shares issued) of the fee and accrued for the remaining portion, which is to be paid the earlier of the registration of shares that are to be issued in connection with the Equity Line of Credit or six months. As of September 30, 2001 no shares have been purchased.

In October 2001, the Company borrowed $100,000 from a private investor. The loan bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company and by a pledge against the loan by the President of the Company to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall. Also in October 2001, the Company agreed to reduce its interest in Worldbridge Webscasting, LLC from 51% to 49% in consideration for extending the Company's obligation to make a capital contribution in the amount of $100,000 to January 15, 2001. In the event the Company does not make payment by January 15, 2002, its interest will be further reduced from 49% to 25%.

In November 2001, the Company borrowed $100,000 from a private investor. The loan bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company and by a pledge against the loan by the President of the Company to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall. Also in November 2001, the Company purchased various assets of Adhesive Software, Inc. for 50,000 shares of the Company's Series C 4% Convertible Preferred Stock, a payment of $100,000 and a promissory note of $280,000. The note bears interest at 4% per annum and has average monthly principal and interest payments of $9,375 through the term of the note. All unpaid amounts are due June 2004. The note is secured by certain assets of the Company is reserved for issuance as collateral.

In December 2001, the Company executed a $425,000 note payable with a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The fee accrues interest at 12% per annum and is due January 31, 2002. The note is secured by 36,303,932 shares of common stock of the Company that is owned and controlled by the President of the Company, Richard Wade, and 15,000,000 shares of common stock of the Company that is owned by its Chief Technology Officer, Luiz Valdetaro, to cover any shortfall in the event of default

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The report of the Company's Independent Certified Public Accountants for the December 31, 2000 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company, with the additional financing, will result in higher cash flows provided by operations.

At this point in time, the Company has generated revenue, however it continues to suffer operating losses. The Company believes it can launch a number of products, services and other revenue generating programs. Additionally, the Company believes its three existing international in-country partners have the ability and resources to market its products concurrently in their respective country of origin.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

New Accounting Pronouncements

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

Some of the Company's previous business combinations were accounted for using the purchase method of accounting. As of September 30, 2001, the net carrying amount of goodwill and other intangible assets is $6,071,759. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.

SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

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

A second matter, entitled La Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer of Externet World, Inc., a former wholly owned subsidiary, which claimed that the Company is liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World. The plaintiff also alleges that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. The Company executed a Settlement and Mutual General Release Agreement on July 20, 2001. Pursuant to the settlement agreement, the Company received all right, title, and interest in and to the internet gaming software package developed by Externet World and Casino in exchange for payment of $400,000 by the Company to Casino, and payment of state and federal taxes on behalf of Externet World. Only a few nominal and non-contested matters remain open regarding (a) payment of state taxes and (b) transfer of domain names. Those issues should be resolved by January 2002.

Item 2. Changes in Securities and Use of Proceeds

            On July 11, 2001, the Company entered into two consulting agreements, in which the Company agreed to issue approximately $200,000 in common stock to each consultant for business advisory services. 20% of the common stock was due on the agreement date, with an additional 20% due on the 30th and 60th day subsequent to the agreement date and the remaining 40% due on the 90th day subsequent to the agreement date. The number of shares to be issued to each consultant will be determined on the date each consulting fee is due. These shares were registered pursuant to the Form S-8 filed on July 13, 2001. The Company is also obligated to issue warrants to purchase 500,000 shares of Company's common stock to each consultant. As of September 30, 2001 the Company has issued 10,081,152 shares of its common stock in exchange for the consulting services provided and 1,000,000 warrants. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. As of September 30, 2001, the Company recognized approximately $248,000 in consulting expenses in relation to the common stock issued and $10,000 for the value of the warrants (the warrants were valued using the black-scholes valuation model).

            In August 2001, the Company issued $125,000 of convertible debentures. The debt accrues interest at 6% per annum and is due October 2006. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The Company has recognized $31,250 as interest expense in relation to the beneficial feature conversion of the debentures. As of September 30, 2001 no conversions have taken place.

            In August 2001, the Company issued a $180,000 note, which is due February 2002 and bears interest at 12% per annum. In connection with the note, the Company issued warrants to purchase 500,000 shares of its common stock. The Company pledged third party securities owned by the Company and available for sale as collateral for the note. The warrants vested immediately, have a strike price of $0.028 per share and are exercisable for three years from issuance. The value of the warrants, $5,000 (valued using the black-scholes valuation model) has been deferred and will be amortized over the term of the loan.

            In August 2001, the Company entered into an Equity Line of Credit agreement, whereby up to $10,000,000 of the Company's common stock may be purchased. The shares must be registered before sale and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contains a fee of $400,000 payable in common stock. As of September 30, 2001, the Company issued 7,142,857 shares of common stock or $200,000 (fair market value of shares issued) of the fee and accrued for the remaining portion, which is to be paid the earlier of the registration of shares that are to be issued in connection with the Equity Line of Credit or six months. Also, as of September 30, 2001 no shares have been purchased.

            In August 2001, the Company issued 30,000 shares of its Series C 4% Cumulative Convertible Preferred Stock to acquire 100% of the outstanding common stock of Enfacet, Inc. ("Enfacet"), a Company involved in the development of website management software. The Series C 4% convertible stock eliminates on consolidation, since the shares were issued to Enfacet. As per the agreement, Enfacet shall distribute 15,000 shares to those employees still employed by Enfacet, one year from the anniversary date of the agreement. At that time the remaining shares may be used by Enfacet to acquire additional funding. The fair value of the liabilities assumed by the Company approximated $428,000, which was off set by assets with an approximate fair value of the same amount.

            The Series C 4% Preferred Stock is convertible into shares of the Company's common stock at a ratio of one to four hundred. Dividends on the stock are cumulative and accrue on a quarterly basis. In the event of a voluntary or involuntary liquidation, the Series C 4% shareholders are entitled to a liquidation preference of $100 per share.

            In October 2001 the Company executed a $100,000 promissory note. The note bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company which the Company intends to sell in order to repay the loan and by a pledge against the loan by the President of the Company, to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall.

            In November 2001 Company executed a $100,000 promissory note. The note bears interest at 12% per annum and all unpaid principal and interest is due February 2002. The note is secured by third party securities owned by the Company which the Company intends to sell to repay the loan and by a pledge against the loan by the President of the Company, to sell up to 5,225,00 shares of common stock owned by the President to cover any shortfall.

            Also in November 2001 the Company purchased various assets of Adhesive Software, Inc. for $100,000 and a promissory note of $280,000. The note bears interest at 4% per annum and has average monthly principal and interest payments of $9,375 through out the term of the note. All unpaid amounts are due June 2004. The note is secured by certain assets of the Company and 50,000 shares of the Company's Series C 4% Convertible Preferred Stock is reserved as collateral.

            In December 2001, the Company executed a $425,000 note payable with a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The fee accrues interest at 12% per annum and is due January 31, 2002. The note is secured by 36,303,932 shares of common stock of the Company that is owned and controlled by the President of the Company, Richard Wade, and 15,000,000 shares of common stock of the Company that is owned by its Chief Technology Officer, Luiz Valdetaro, to cover any shortfall in the event of default.

            As of December 19, 2001, warrants to purchase 1,657,250 shares of common stock at an average price of $0.023 were granted since September 30, 2001; all of those were unexercised and outstanding as of December 19, 2001.

Item 3.     Defaults Under Senior Securities

            NOW Solutions, LLC has been notified by a lender that it is in default of a loan agreement, in which the Company has pledged a $1.5 million deposit as collateral. This deposit is reflected as restricted cash on the balance sheets.

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

Date: December 19, 2001                     VERTICAL COMPUTER SYSTEMS, INC.


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