Form 10KSB
period 2001-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2002-05-20
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the transition period from _____ to _____

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
                    (Former address of small business issuer)

         Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No  X
             -----     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2001 were:
$4,156,088.

         The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on May 15, 2002, as reported on the NASD Bulletin Board system, was approximately $3,028,296.

         Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 627,691,422 shares issued and outstanding as of May 15, 2002.

         Transitional Small Business Disclosure Format (check one):
                                                          Yes       No  X
                                                             -----     ---

                            VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                              FORM 10-KSB
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                           TABLE OF CONTENTS


   ITEM 1.   DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.   DESCRIPTION OF PROPERTY.........................................14
   ITEM 3.   LEGAL PROCEEDINGS...............................................14
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........15
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......21
   ITEM 7.   FINANCIAL STATEMENTS............................................34
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .....35
   ITEM 10.  EXECUTIVE COMPENSATION..........................................38
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..42
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................42
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................44

ITEM 1.  DESCRIPTION OF BUSINESS

         Management has used best efforts in writing Vertical's Form 10-KSB report in plain, easy to understand English. Vertical Computer and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies currently employed at Vertical. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Vertical, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our", "Vertical" or "Vertical Computer" means Vertical Computer Systems, Inc. and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

         When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend", "in our opinion", and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, particularly with respect to our e-business initiatives and including our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with other providers of leading edge technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

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


DESCRIPTION OF BUSINESS

         OVERVIEW

         Vertical Computer was incorporated in the State of Delaware in March 1992. Vertical Computer operated as a non-reporting public shell company, with a wholly owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, we acquired all the outstanding capital stock of Externet World, an Internet service provider, and became an operating entity. In December 1999, we acquired Emily Solutions' Web technology. The Emily framework consists of executable programs, files, configuration data and documentation needed to create Websites that intercommunicate via XML and HTTP.

         In March 2000, we entered into a joint venture with Zap S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets, and subsequently established a Web portal, theBrazilbridge.com, Vertical Computer's first Home Country Gateway ("HCG" or "Bridge"). Vertical Computer acquired all of the stock of Globalfare.com, an on-line travel service, in May 2000. Later, in May 2000, Vertical Computer paid $400,000 to acquire a 2.5% equity interest in iNetPurchasing, Inc., and another $100,000 to receive a royalty on all iNetPurchasing transactions for 20 years. During June 2000, Vertical acquired Pointmail.com, Inc., a company in the process of developing an Internet e-mail system. In October 2000, Vertical
Computer launched another Bridge, theUSbridge.com. In October 2000, Vertical Computer sold its wholly owned subsidiary Externet World, Inc. to two former shareholders of Vertical Computer. Also, in October 2000, First Serve Entertainment Pvt. Ltd. became a global partner, and entered into a joint venture with Vertical Computer to develop another Bridge in India.

         During March 2001, Vertical Computer entered into a joint venture with Navicom Co. Ltd., an e-commerce and telecommunications company that is a leading provider of Global Positioning System technologies and GPS-related applications in Korea. As part of the joint venture, Navicom intends to establish a distribution platform within the Korean technology and e-commerce communities for Vertical Computer's products and services. Navicom and Vertical Computer launched theKoreaBridge.com in October 2001. In March 2001, Vertical Computer invested $1,000,000 to obtain a 60 percent majority interest in Now Solutions, LLC ("Now"). Also in March 2001, Now acquired the Renaissance CS(R) Human Resources and Payroll assets from Ross Systems, Inc. The Renaissance Payroll System, which reaches into small and growing businesses, is a human resources software system and used by over 175 companies in North America. In May 2001, Vertical Computer issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for exclusive licensing rights to a patent-pending fiber optics technology application created and owned by Aluizio Cruz. As part of its overall strategy to provide a full suite of products and services to global customers, Vertical acquired EnFacet, Inc. in August 2001 and certain assets of Adhesive Software in November 2001, including the SiteFlash technology. EnFacet sold two products, NewsFlash (catering to the publishing industry and newspapers in particular) and SiteFlash (the affiliation/syndication Web product) which are based on award winning (CrossRoads A-List for 2000 and 2001), patent pending technologies. In addition Vertical is also in the process of developing and marketing other "Flash" based products - AffiliateFlash, ResponseFlash, and UniversityFlash.

         In November 2001 Vertical entered into a license agreement with iNet Purchasing ("iNet") whereby it licensed the Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission of subscription fees and the ability to market all subscription fees (except for Texas QISV vendors). Pursuant to the license agreement, Vertical also obtained a joint marketing effort to sell its Emily Agent to these vendors. Vertical is entitled to retain all of the $495 sales price for sales any vendors. In December 2001, Vertical Computer entered into an option agreement with iNet to purchase an additional interest in iNet in April 2002. If exercised, Vertical would own 56% of iNet upon exercise of the option. The option has an exercise price of $860,000 and is due by the end of April
2002. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered. Vertical is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow Vertical an opportunity to review the information and to make an informed investment decision. Discussions thus far with iNet have not resulted in a resolution of this matter.

         Vertical agreed to pay $250,000, of which $150,000 was actually paid, in exchange for 51% equity interest in WorldBridge Webcasting Services, LLC ("WorldBridge"), a webcast services company. In October 2001, Vertical agreed to reduce its interest in WorldBridge from 51% to 49%. In January 2002, Vertical Computer and Strategic Marketing Alliance agreed to terminate Vertical Computer's interest in WorldBridge in consideration for credit on Vertical Computer's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002.

         Vertical Computer maintains its primary focus on developing its proprietary Emily technology, Web services, Underpinning Web Technologies, and other products, such as ResponseFlash and UniversityFlash. Its subsidiary Now Solutions is striving to develop its services and products in order to grow its customer base. Additionally, Vertical Computer continues to build its global network of Local Country Partners with the goal of developing an international network of Bridges that will serve as distribution platforms throughout the world for its proprietary and licensed technologies, goods and services.


         BUSINESS DIVISIONS

         Vertical Computer's business operations are broken into the following divisions: Emily Solutions, EnFacet, Adhesive Software Assets, Now Solutions, Globalfare.com, Home Country Gateways, Pointmail.com, and joint ventures, strategic partnerships and minority interests. Each of these divisions is discussed below.


         EMILY SOLUTIONS

         Vertical Computer acquired the rights to Emily Solutions Web technology in December 1999. Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that intercommunicate via XML (Extensible Markup Language) and HTTP. HTTP or Hypertext Transfer Protocol is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion or Microsoft Frontpage. The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that runs on Windows NT, Windows 2000, Linux and several UNIX platforms. MLE is developed to be both a complement and an alternative to Java on the server side.

         In addition, Vertical Computer developed the Emily XML Enabler Agent and the Emily Broker applications, which is now used as the interface between iNet e-procurement system for the states of Texas, Maine and Idaho. As part of the agreement between iNet Purchasing and Vertical Computer, the Emily XML Enabler Agent is offered as an optional product to expedite the interface at a price of $495 to each vendor.

         The Emily scripting language has been enabled to work on Java and the option is being explored to launch the Emily scripting language as part of a Java tool kit.

         For the twelve months ended December 31, 2001, Emily Solutions had no assets and no material revenue or expenses.


         ENFACET, INC.

         In August 2001, Vertical Computer acquired all of EnFacet, Inc. for 30,000 shares of Series C 4% Cumulative Convertible preferred stock. EnFacet is a software-products company that has Web-based e-Business software used by newspapers, government agencies, universities and large franchises. EnFacet sold two products Newsflash (catering to the publishing industry and newspapers in particular) and SiteFlash (the affiliation/ syndication Web product), which were originally licensed from a third-party, Adhesive Software, Inc. Vertical Computer later acquired certain assets of Adhesive, including these technologies, from a third party. Both NewsFlash and SiteFlash are based on award winning (Crossroads A-List for 2000 and 2001), patent pending technologies. Vertical Computer recognized approximately $757,000 of goodwill in connection with the purchase, which is being amortized over a 3-year period.

         For the five months ended December 31, 2001, EnFacet had approximately $638,000 of net goodwill.


         ADHESIVE SOFTWARE ASSETS

         In November 2001, Vertical Computer acquired software technology assets of Adhesive Software, including the SiteFlash technology platform, from a third party for $100,000 in cash, 50,000 shares of Series C 4% Cumulative Convertible preferred stock, and a 4% promissory note in the amount of $280,000. All unpaid amounts are due September 2004. The note is secured by certain assets of Vertical Computer reserved as collateral.


         NOW SOLUTIONS, LLC

         In February 2001, Vertical Computer acquired a 60% interest in Now Solutions, LLC, a company that develops and maintains human resource software, in exchange for $1,000,000. Also in March 2001, Now Solutions purchased the Human Resource Information Service Application Software assets ("HRIS") of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. In addition the agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by Now Solutions during the two years subsequent to the purchase. Now Solutions acquired a $5,500,000 note payable to finance the Ross acquisition and used the excess amount for working capital. The note bears interest at prime plus one and a half (prime was 4.75% at December 31, 2001) and has an interest rate floor of 8.5%. The Note payable is due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The note calls for monthly principal payments of $91,500, plus interest. Now Solutions has been notified by the lender that it is in default of certain covenants in the loan agreement. Vertical Computer had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. Although Vertical Computer believes it is entitled to a portion of its $1.5 million deposit which increases as Now makes its payments, it is currently in discussions with the lender to resolve NOW Solution's default. Until a settlement is reached, the default by Now Solutions is cured, or Now Solutions continues to makes its payments through February 2003, or Vertical Computer pursues legal action, Vertical Computer is unlikely to obtain a return of its deposit, or any portion thereof.

         Arglen Acquisitions, LLC facilitated the Now Solutions' transactions and acquired a 30% interest in Now Solutions for services provided and received warrants of Vertical Computer to purchase 5% of the total outstanding stock of Vertical Computer or the initial grant of 30,763,943 shares. If, during the last 90 trading day period of the first year from the date the issuance of the initial set of options, the per share value of Vertical Computer's shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to an additional 25,000,000 warrants to purchase common shares. If, during the last 90 trading day period of the second year from the date the issuance of the initial set of options, the per share value of Vertical Computer, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to an additional 25,000,000 warrants to purchase common shares. The exercise price of the warrants will be $0.08, and the warrants shall be exercisable for a period of 5 years from the date the warrants are registered with the Securities and Exchange Commission for resale or an exemption from registration becomes available.

         Pursuant to the terms of the operating agreement, Vertical Computer's interest will be reduced to 51% over three years as employees of Now Solutions will be entitled to receive ownership interests in Now Solutions.

         The Now Solutions' purchase was accounted for under the purchase method of accounting, with the cash paid to Ross in connection with the purchase of HRIS. The purchase price also included $667,000 for Arglen's 30% interest in Now Solutions and $798,000 for the value of the Warrants issued to Arglen (valued using the Black-Scholes valuation model). Vertical Computer and Now Solutions recognized approximately $7,294,000 of goodwill and other intangible assets in connection with the purchase, which is being amortized over a 3- to 8-year period.

         On April 10, 2002, Vertical Computer appointed a fifth representative to the Now Solutions Executive Committee. On April 12, 2002, Vertical Computer received a letter from Arglen Acquisitions LLC, a member of Now Solutions LLC, accusing Vertical Computer of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen Acquisitions to acquire Vertical Computer's ownership interest in Now Solutions at a discounted price. On May 8, 2002, Vertical Computer demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement, including the appointment of the fifth representative to the Now Solutions Executive Committee. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against Vertical Computer. In its demand, Arglen Acquisitions alleged that Vertical Computer is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin Vertical Computer from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase Vertical Computer's interest in Now Solutions. Vertical Computer believes these allegations are without merit. Vertical Computer intends to defend its rights and to assert its own claims against Arglen Acquisitions.

         For the ten months ended December 31, 2001, Now Solutions had approximately $4,987,000 of net goodwill and other intangible assets.


         GLOBALFARE.COM

         In May 2000, Vertical Computer acquired Globalfare.com. Globalfare is headquartered in Los Angeles, California. In light of the relocation and the future of the travel industry caused by the terrorist attacks at the World Trade Center, Vertical Computer has suspended operations of Globalfare while it formulates its future strategy. Globalfare was an e-commerce business-to-consumer and business-to-business outlet whose aim has been to seek out and promote travel products from across the USA and around the world that are the best values in terms of price, quality and selection.

         Prior to the suspension of operations, Globalfare also offered a point of presence on the Web for travelers looking for the best buys available for travel within a relatively short time frame and for those who are looking to plan vacations trips throughout the world. Globalfare's goal was to become a complete on-line travel service, and offer a comprehensive range of best-buy travel products; excellent hotels to suit all budgets; and first-rate travel insurance at reasonable costs, all with instant confirmation and the convenience of credit card payment.

         For the twelve months ended December 31, 2001, Globalfare.com had assets of $51,650, net revenues of $92,139 and a net loss of $570,581.


         HOME COUNTRY GATEWAYS

         Vertical Computer is developing a Web-based distribution platform called Home Country Gateway as part of its Global Partners System. These gateways represent an international distribution platform for the demonstration, deployment and sale of Web services and Underpinning Web Technologies. Currently, Vertical Computer has five gateways in operation, the U.S. Bridge
(http://www.theUSbridge.com),            the            Brazil            Bridge
(http://www.thebrazilbridge.com),           the           China           Bridge
(http://www.thechinabridge.com),            the           India           Bridge
(http://www.theindiabridge.com),            the           Korea           Bridge
(http://www.thekoreabridge.com)        and        the        World        Bridge
(http://www.theworldbridge.com).

         The goal of the gateways is to use them as a distribution platform for Web Services. In the meantime, Vertical Computer continues toward the implementation of structured subscription fees as Web Services and technology are added to the gateways. Later, these gateways are also expected to offer exclusive sponsorship opportunities in a broad range of ways to effectively deliver companies' messages and desired product information to newfound consumers worldwide.

         The gateways display Web Services like the Personal Information Management system through a licensing agreement with WebAddressBook, whereby Vertical Computer acquired a permanent license to utilize the source code for "WebAddressBook" in October 2000. This system allows users to manage personal information such as address book, calendar, contacts, bookmarks, note pads, files and tasks. WebAddressBook is customizable, multi-language and user-friendly. It is a full-featured customizable product that fits seamlessly into Vertical Computer's existing infrastructure.

         The gateways continue to offer a free Internet messaging service through Webbe, which is licensed and co-branded from a third party. Vertical Computer has renewed this license for a term of 1 year at a rate of $19,400, which was due by the end of January 2002. As of December 31, 2001, Vertical Computer has paid $5,000 toward the amount owed. The balance is now due. Webbe, essentially a highly personalized Web browser, is a one-stop shop for Internet activity, and adds additional communications tools to Vertical Computer's global network of gateways.

         For the twelve months ended December 31, 2001, Vertical Computer has no assets, revenues or expenses in relation to the gateways.


         POINTMAIL.COM, INC.

         In June 2000, Vertical Computer acquired Pointmail.com, Inc., which owns proprietary, Web-based e-mail software that enhances Vertical Computer's existing "ThePostmaster.Net" Internet service. ThePostmaster.Net is accessible world wide, offers a cross-platform e-mail solution, and is cheaper and easier than using traditional e-mail programs.

         For the twelve months ended December 31, 2001Pointmail.com had assets of $82, no revenues and a net loss of $89,234.


         JOINT VENTURES, STRATEGIC PARTNERSHIPS, AND MINORITY INTERESTS

         INET PURCHASING, INC. iNet Purchasing, Inc., based in Bethesda, Maryland, is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. State governments in Texas, Maine and Idaho have selected iNet's unique technology to meet their statewide procurement needs. Through its strategic partnerships, iNet solutions handles everything from requisition to final payment, providing an end-to-end audit trail essential for governmental processes, which can lead to increased efficiency and lowered expenses of current public sector purchasing processes both for the buyer and the supplier. iNet has directed its talents, resources, technologies and Internet-based services to reduce the overhead in the government-to-business market.

         By using iNetPurchasing's services, public and private sector entities can manage the cost of the purchasing process. iNetPurchasing's Internet-based services provide quick and easy access to vendor contracts and open market catalogs maintained for the public sector agency through iNetPurchasing's proprietary e-catalog technology. The iNetPurchasing service offers the full procurement cycle workflow process from end-user requisition through payment reconciliation. The service is offered either as a stand-alone, front end, Web-based system or can be interfaced to agency financial systems, such as PeopleSoft, SAP or Oracle.

         iNetPurchasing   is  in  effect  a  communications   link  between  the
governmental buyer and the private supplier for which it charges the supplier a value-added fee for the electronic processing of purchases.

         In April 2000, Vertical Computer entered into two joint ventures with iNetPurchasing.com, Inc., iNet Government Services, LLC and Vertical iNet LLC. Neither entity has begun operations. Both joint venture ownerships are held 50% by Vertical Computer and 50% by iNet. In May 2000, Vertical Computer invested $400,000 in iNet for 2.5% of iNet's outstanding shares and $100,000 for a royalty license, which provides for royalty payments to Vertical Computer based upon iNet's transactional fees.

         In November 2001, Vertical Computer entered into a license agreement with iNet, where the Emily software and technology was licensed for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees and the ability to market all subscription fees (except for Texas QISV vendors). Pursuant to the license agreement, Vertical Computer also obtained a joint marketing effort to sell its Emily Agent to these vendors. Vertical is entitled to retain all of the $495 sales price for sales to any vendors.

         In December 2001, Vertical Computer entered into an option agreement with iNet to purchase additional interest in iNet by April 2002, whereby Vertical Computer could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, Vertical Computer was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. Vertical Computer has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if Vertical Computer exercises its option to obtain a majority interest in iNet, by April 2002, Vertical Computer is required to pay to iNet $860,000 in cash or marketable securities, 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage. The strike price is the closing price of the Vertical common stock on January 6, 2002, and, in the event that Vertical does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered. Vertical is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow Vertical an opportunity to review the information and to make an informed investment decision as well as to allow both parties to resolve the issues of monies owed by iNet and Vertical Computer and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

         As of December 31, 2001, all of the iNet investments and advances paid for royalties are reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2001.

         APOLLO INDUSTRIES, INC. Apollo Industries, Inc. ("Apollo"), based in Los Angeles, California, is a systems integrator and consulting firm that is establishing an E-business platform focused on multiple-application Smart Card based solutions for credit, debit and other high volume informational transactions with their customer base. Vertical Industries intends to create and manage innovative end-to-end (turnkey) Smart Card systems that optimize the convenience, mobility and flexibility vital to accessing information and exchanging commercial value.

         In October 2000, Vertical Computer agreed to provide $250,000 in funding to Apollo for the enhancement of its ApolloSmart technology and development of its service business in exchange for a 30% equity interest. Also on October 14, 2000, in consideration for $25,000 from Vertical Computer, Apollo agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. On April 19, 2001, Vertical Computer loaned Apollo $24,000, which was due on June 30, 2001. On May 8, 2001, Vertical Computer loaned Apollo an additional $24,000 which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo common stock for each of the two loans. Apollo is in default of the two loans. Vertical Computer has not foreclosed on either loan and Apollo is in the process of securing funding to repay both loans. Vertical Computer intends to use ApolloSmart technology to offer consumers many features from small-change transactions, banking and credit/debit spending, computer security, Web-based shopping, and Internet voting up to assisting enterprises around the world in implementing and expanding smart card usage.

         As of December 31, 2001, the investment in notes receivable and all of the advances paid to Apollo for royalties have been reserved. There have been no revenues and a net loss of $202,334 was deferred in relation to Apollo for the twelve months ended December 31, 2001.

         ZAP QUOTE, S.A. In March 2000, Vertical Computer entered into two joint ventures with ZAP Quote, S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets. ZAP Quote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAP Quote, S.A. also has a major position in providing back office software to many of Brazil's financial institutions.

         Both joint venture ownerships are held 50% by Vertical Computer and 50% by ZAP Quote, S.A. The first joint venture was converted into a Brazilian corporation named Vertical Zap S.A. in August 2000. The terms of Vertical Zap S.A. require Vertical Computer to provide the latest in U.S. technology and products while ZAP Quote, S.A. will add its expertise and familiarity with the Brazilian financial and business communities, along with the initial financing for the project. As part of Vertical Computer's Global Partners' System, Vertical Zap S.A. developed and launched an Internet distribution Website or "Bridge" to market and distribute Vertical Computer's Web services and Underpinning Web Technologies throughout Brazil. The second joint venture, known as ZAP Vertical, has not been converted into a corporation, but is developing a strategy to market and distribute ZAP Quote, S.A.'s proprietary wireless financial applications in countries and territories around the world, excluding South America.

         WIRELESS LEARNING SYSTEMS, LLC. In June 2001, Epsylon Technologies, Taurus Global, LLC and Vertical Computer formed Wireless Learning Systems, LLC ("Wireless Learning"), which was formulating plans to develop wireless solutions for schools to support teacher and student wireless educational systems. Vertical issued 3-year warrants to purchase 846,000 shares of common stock at a strike price of $0.050 per share in connection with the formation of the Wireless Learning LLC. The holders of these warrants are Robert Langworthy, Igor Shoifot, and Alexander Sergeev in equal amounts. In addition, Vertical issued 3-year warrants to purchase 54,000 shares of common stock at a strike price of $0.050 per share to Taurus Global in connection with the formation of Wireless Learning. Vertical Computer has put Wireless Learning on hold until relevant technology is acquired.

         WORLDBRIDGE WEBCASTING SERVICES, LLC. In June 2001, Vertical Computer agreed to pay $250,000, of which $150,000 was actually paid, in exchange for a 51% equity interest in WorldBridge Webcasting Services, LLC ("WorldBridge"), a webcast services company. In October 2001, Vertical Computer agreed to reduce its interest in WorldBridge from 51% to 49%. In January 2002, Vertical Computer and Strategic Marketing Alliance agreed to terminate Vertical Computer's interest in the WorldBridge Webcasting LLC in consideration for credit on Vertical Computer's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement with Strategic Marketing beginning in February 2002.

         THE BRAZILBRIDGE.COM. In April 2000, Vertical Computer and its partner ZAP Quote, S.A. launched the Brazil Bridge. Each party has a 50% interest in the joint venture.

         THE KOREABRIDGE.COM. In February 2001, Vertical Computer entered into an agreement with Navicom Co. Ltd., to form a joint venture to launch and operate "theKoreaBridge.com" and related businesses. Each party has a 50% interest in the joint venture. The Korea Bridge was launched in October 2001.

         THE INDIABRIDGE.COM. In October 2000, Vertical Computer entered into an agreement with First Serve Entertainment, Inc., to form a joint venture to launch and operate "theIndiaBridge.com" and related businesses. Each party has a 50% interest in the joint venture. The India Bridge was launched in December 2000.

         For the twelve months ended December 31, 2001, all of the joint venture investments are fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2001.


         BUSINESS OPERATIONS

         Vertical Computer's business operations consist of three main business technologies: (i) Underpinning Web Technologies, (ii) Web Services and (iii) Global Partners System. Each of these technologies is discussed below:


         UNDERPINNING WEB TECHNOLOGIES

         EMILY XML SCRIPTING LANGUAGES (EMILY). Emily is a Very High Level (VHL) programming language, designed for the specific purpose of working with Markup Language documents, especially XML. Emily is a core Underpinning Web Technology of Vertical Computer since it has the capability to create other Underpinning Web Technologies, such as the Emily Agent. The emergence of a standard (XML) for inter-business exchange of data, coupled with inexpensive development tools (PC, Emily, etc.) and communications media (Internet), make the business-to-business market, in our opinion, ready to go beyond conventional Electronic Data
Interchange to full-scale data exchange in order to fully utilize the benefits of tight supply chain management. The Emily scripting language has been enabled to work on Java and the option is being explored to launch the Emily scripting language as part of a Java tool kit.

         EMILY XML ENABLER AGENT. The XML Enabler Agent was created to XML-enable any database. The first Beta test resulted in a full-fledged application with iNet where a solution was needed to connect the State of Texas supplier's catalogs to iNet catalog database for the new state of Texas e-procurement. The solution was developed utilizing Emily broker software. All Texas suppliers can purchase the Emily Enabler Agent to make their catalog instantaneously available on the State of Texas e-procurement catalog with automatic updates when the supplier changes their catalog information. The market is any database that is not XML-enabled. The XML Enabler Agent is sold for a price of $495 for the standard version and $995 for the professional version. Vertical Computer is currently looking for opportunities to use the XML Enabler Agent with another large potential application that can result in multiple sales opportunities for the XML Enabler Agent. The XML Enabler Agent is a product developed by Vertical Computer utilizing the Emily Scripting Language.

         SITEFLASH. SiteFlash is an e-Business Suite that provides content management, e-commerce, workflow, as well as affiliation/syndication capabilities. It has multi-lingual and multi-modal (any output device - including cell phones, PDAs) capabilities. The core product is rooted in patent-pending technology that splits the Web pages or the Web site into smaller components in three distinct categories - form, function and content. SiteFlash then allows one to combine these objects from all these categories arbitrarily - which means that re-usability of code, GUI elements and content is increased, without significant additional programming. SiteFlash is XML enabled and is compatible with diverse software systems that may exist in the target environment. There is a varied market for SiteFlash because, with minimal customization, the core SiteFlash technology can be immediately applied to several vertical markets, including newspapers, franchise operations, government umbrella agencies, and institutions of higher education. SiteFlash revenue flow is expected to be derived from three revenue streams: SiteFlash will be sold as

(i) a software product, where revenues are expected to be derived from license fees and annual maintenance and/or support fees; (ii) a core Web platform where revenues are expected to come from a one-time product sale, as well as additional royalties for any run-time applications that the third party may distribute in connection with the SiteFlash core platform; and (iii) a service where revenues are expected to consist of a one-time setup fee plus monthly fees for continued use of the service.


         WEB SERVICES

         NEWSFLASH - PUBLISHING. Vertical Computer acquired NewsFlash with its purchases of EnFacet and the assets of Adhesive software that had been developed from the SiteFlash technology. NewsFlash is a fully developed product and had been successfully marketed to a number of newspapers. The newspapers that purchased NewsFlash still use the product and offer third party endorsements. The new upgraded product that is being finalized is expected to enhance the features and functionality of NewsFlash. Vertical Computer's initial focus has been on the newspaper industry, particularly on those newspapers that do not have the capabilities of purchasing and maintaining a high quality, real-time Web site. Vertical Computer owns all of NewsFlash.

         UNIVERSITYFLASH - HIGHER EDUCATION. UniversityFlash is a new product that developed from the SiteFlash technology. UniversityFlash is being rolled out at California State University in Fullerton. The UniversityFlash product has been fully developed by working in conjunction with California State University in Fullerton for custom applications and integration with the other systems. On the higher education front, UniversityFlash's open architecture and ability to create and maintain multiple affiliate sites from a single installation of the product provides control, as well as the flexibility that permits individual departments to freely choose, develop and maintain their own Web presence using the same software code rather than different departments developing different software code. By bringing disparate data together in one place, we believe UniversityFlash ensures data integrity and consistency, and thereby simplifies the decision-making processes. We believe that universities, big and small, in the United States comprise part of the market for UniversityFlash. Vertical Computer owns all of UniversityFlash.

         AFFILIATEFLASH - FRANCHISES/INDEPENDENT AGENTS. AffiliateFlash leverages the affiliation/syndication capabilities that lie at the core SiteFlash product. AffiliateFlash provides organizations with the ability to create and maintain all related Web sites from a central location, regardless of the structure by which they were organized, whether as loosely connected agents, a multi-level hierarchy, a networked hierarchy, or matrix based. AffiliateFlash has the capabilities that provide the franchiser with a degree of control and tracking while also enabling the franchisee to focus on the end-customer without having to take time to perform routine administrative tasks. We believe that the AffiliateFlash market is made up of franchises headquartered in the United States, as well as companies using multi-level marketing arrangements with a large set of independent agents that need to have some central tracking while maintaining their independent status. Vertical Computer owns all of AffiliateFlash.

         RESPONSEFLASH - EMERGENCY MANAGEMENT. ResponseFlash is another product based on the SiteFlash core technology. ResponseFlash addresses the need for real-time two-way communications between an organization and its various departments and among the various departments. Applying this to a governmental scenario in an emergency management framework, this translates into several possibilities where various agencies may have the need to (a) communicate directly to the citizens; (b) communicate with several other agencies and enable communication among agencies; (c) have two-way communication between itself, other agencies and the citizens. The domestic market for ResponseFlash includes governmental and non-governmental bodies. We believe that the potential customers of ResponseFlash include all of the independent governing bodies in the United States that are required by Federal and State guidelines to set up an emergency communications infrastructure. ResponseFlash is currently being implemented with the Metropolitan Emergency Communications Agency in
Indianapolis and Marion County, Indiana. Vertical Computer owns all of ResponseFlash.

         INETPURCHASING - E-PROCUREMENT SERVICES FOR THE PUBLIC SECTOR. By using iNet's services, public and private sector entities can efficiently manage the costs of the purchasing process. iNet's Internet-based services provide quick and easy access to vendor contracts and open market catalogs maintained for the public sector agency through iNet's proprietary e-catalog technology. The iNet service offers the full procurement cycle workflow process from end-user requisition through payment reconciliation. The service is offered either as a stand-alone, front end, Web-based system or can be interfaced to agency financial systems, such as PeopleSoft, SAP or Oracle.

         iNet has over 1,700 term contracts with over 1,300 vendors constituting nearly a half-million lines of commodity items in its production e-catalog system. Idaho, Texas, Maine, Nevada, and Jackson County (Kansas City), Missouri, have selected the iNet offering, "PublicBuy.Net" Government-to-Business service, over its competitors. iNet's revenue model combines both subscription and transaction-based fees, as well as fees for Web-based services and tools that assist merchants in becoming Web-enabled suppliers. Vertical Computer has an option to purchase a majority interest in iNet.

         NOW  SOLUTIONS - HUMAN  RESOURCES/PAYROLL.  Now  Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions derives revenue from software licenses, professional services consulting, and renewable maintenance from approximately 175 customers. The product suite has a successful track record in providing solutions to many well-known organizations. Vertical Computer acquired the human resources and payroll product suite from Ross Systems through a newly incorporated entity called Now Solutions of which Vertical Computer currently owns 60%, although this percentage will decline to 51% over three years as employees of Now Solutions earn ownership interests.

         The product suite is targeted to address the needs of management in today's dynamic business environment and gives organizations functionally rich in a "user friendly" and flexible software solutions, without the multi-million dollar implementation budgets of the competitors. Now Solutions has recently released a new version of their product offering called Empath 6.0. The existing revenue model is based upon three components: new licensing fees, professional services, and annual maintenance fees. Now Solutions has approximately 175 customers paying annual maintenance fees totaling approximately $4 million.

         GLOBALFARE.COM INC. - TRAVEL. Globalfare.com was originally conceived to be both an e-commerce and brick and mortar business that sells travel products on-line on its Globalfare.com Web site and through a customer care and reservation center. In light of the relocation and the future of the travel industry based upon the attacks of September 11, 2001, Vertical Computer has suspended operations while it reformulates its strategy. On-line sales were intended to include sales through co-branded sites with solutions targeted to assist the travel agent industry and through Vertical Computer in-country partners, corporate travel and management programs, government relocation programs, and local and state government sales.

         Globalfare.com's net fare database contains negotiated and net fares that, in many cases, are priced lower than the airlines' published airfares, and thereby provide Globalfare with higher percentage commissions, particularly with regard to consolidator fares. Globalfare.com is evaluating new joint marketing options of high quality products and services. Globalfare.com's website and on-line booking engine's are designed from the ground up to quickly provide affiliates and partners with a complete co-branded on-line travel presence.

         APOLLO INDUSTRIES - SMART CARDS. Apollo's target market is organizations (like affinity groups) that generate and can use information from high volume financial, or data-rich non-financial, transactions. Typical examples include the often-complex needs of hotel, transportation, travel, medical, campus and fast food establishments. Until the advent of smart cards, such detailed data could not be collected, aggregated and instantaneously used in a cost effective, secure manner. Apollo expects to earn revenue from fees charged to customers for Smart Card-based systems Apollo designs. Revenues are expected to be based on multiple factors that can include card issuance, system integration, transaction benefits and volume, cost savings and volume that benefit the affinity group. Revenue should also include fees from banks and other institutions that serve the organizations, as do current credit and debit card programs. We believe that Smart Card readers, systems integration software and hardware, on-card logo advertising, extended (value added) card functions and other systems components may provide new types of revenue. Apollo's revenue for credit applications and other services are expected to be shared with various affinity groups. Vertical Computer acquired 30% of Apollo in 2000 and has a royalty arrangement whereby it will receive a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000.

         WIRELESS APPLICATIONS. Since Vertical Computer is currently in the planning stages with regard to wireless applications, Vertical Computer has no projects developed in this market. However, Vertical Computer is in discussions with two of its partners, Zap Quote, S.A. and Navicom concerning wireless applications to market their existing products, as well as to develop new products.


         GLOBAL PARTNERS SYSTEM

         The Global Partners System provides the resources and services to commercially exploit and distribute worldwide the Web services and products of Vertical Computer and its affiliates through its local country partners. Through the Global Partners System, the local country partners have the ability to launch products or services globally through the Vertical Computer Bridge network. Our current local country partners include Zap Quote S.A. (Brazil), Navicom Co. Ltd (Korea), and First Serve Entertainment (India).

         APPLICATION PLATFORMS (BRIDGES, HOME COUNTRY GATEWAYS OR HGCS). As part of its Global Partners System, the Bridges function as a service that provides commercial distribution for Vertical Computer Web Services and Underpinning Web

Technologies, as well as for those of third parties. Six Bridges are in operation. The Bridges are designed to meet the need for a place where Web users can "bridge" national and cultural barriers to connect with each other for commerce or personal interests and purchase Web services. Utilizing this expanding global network of Web services, Vertical Computer offers business-to-business, business-to-government, and business-to-consumer Web services through its range of accessible resources that specifically cater to the desires of targeted communities around the world.

         At the core of each Bridge is an alliance with a local country partner, which provides country-specific expertise, capital and/or content. Each local partner supports its respective Bridge and gains access for Vertical Computer Web Services and technology to market and distribute in its markets. Vertical Computer is planning to add new partners to develop a network of Bridges in different countries, and thereby market Vertical Computer's proprietary and licensed technologies, goods and services worldwide while continuing to develop its own applications. Local country partners have the option to market their own products and services internationally through the Bridge network.

         ZAP QUOTE S.A. ZapQuote S.A., established in 1985, uses proprietary wireless communications technology to enhance its position in the Brazilian marketplace. Using available carrier channel space on the FM Band, Zap Quote Wireless Data Broadcasting is able to deliver real time data over broad areas at a low cost, including real-time financial data to banks, brokers and travel agencies at competitive prices. Zap Quote and Vertical Computer launched the Brazil Bridge (WWW.THEBRAZILBRIDGE.COM) in April 2000 and markets Vertical Computer's proprietary and licensed technologies throughout Brazil.

         NAVICOM CO. LTD. Navicom Co. Ltd., is a leading provider of global positioning system technologies and GPS-related applications in Korea. The global positioning system is the only system currently available to show a person's (or an object's) exact position on Earth anytime, in any weather, anywhere. Since commencing operations in 1996, it has devoted itself continuously to developing numerous applications and opportunities involving GPS receiver technology. Vertical Computer and Navicom launched the Korea Bridge in October 2001.

         FIRST SERVE ENTERTAINMENT, INC. First Serve Entertainment, Inc., Los Angeles, and India-based First Serve Entertainment India Pvt. Ltd. (FSE-India), are both headed by international sports celebrity and business executive Vijay Amritraj, who was recently named a United Nations Messenger of Peace by Secretary-General Kofi Annan. In the United States, FSE is a television company producing, broadcasting, syndicating and distributing television programs in India, Asia and North America. In India, FSE-India is a multimedia company producing, broadcasting, syndicating and distributing television programs and feature films in India and Asia. FSE-India has successfully launched the entry of Columbia TriStar International Television, Turner International, ESPN and others in India. With Vertical Computer, Amritraj launched and co-owns www.theIndiaBridge.com, which along with its established functions, has also channeled funds to survivors of the Gujarat Earthquake. Vertical Computer and FSE launched the India Bridge in December 2000.


         COMPETITION

         In general, Vertical Computer has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology. Furthermore, each product offered by Vertical has competition within its market niche. Below is a description of Vertical Computer's principal competitors. Many of Vertical Computer's competitors have substantially greater financial resources and name recognition than Vertical Computer.

         SOFTWARE/HARDWARE VENDORS

         Various software and hardware vendors have initiatives that compete with Vertical Computer's Software technologies. Besides a number of smaller companies, Vertical Computer faces competition from Microsoft, Sun, Oracle, IBM, and Compaq.

         MICROSOFT'S ".Net" initiative provides software on a per-use rental basis. This is the primary distribution model with which Vertical Computer must compete. As part of its .Net strategy, Microsoft, in March 2001, launched
HailStorm, a collection of consumer Web services, among them a calendar, an address book, user profiles (including secure credit card information and personal preferences), and in-boxes for receiving alerts and messages, all of which are housed on Microsoft's servers. For business services, Microsoft launched another initiative, bCentral, which hosts several types of applications, including a Website builder, content management, order entry, accounting, and customer tracking software services, all of which are available for approximately $110 per month. The bCentral Web site had about 1.7 million visitors in February 2002, making it the second-ranking small-business Web site, according to Media Metrix.

         IBM has several products and services that compete with Vertical Computer's offerings in providing applications platforms. For example, IBM Start NOW Infrastructure Solutions provide open, standard interfaces and protocols that allow systems to interoperate and enables users to manage demanding databases and storage challenges, to develop Internet and intranet presence, to set up log on and registration procedures for customers and suppliers and to share information and data on-line.

         ORACLE AND SUN are also developing XML technologies through a joint venture to convert Microsoft-based software into Java software. Java is supported by Oracle, Sun, BEA Systems, IBM and others, as competition for Microsoft's own proprietary method of writing software. The new software tools will translate Microsoft Active Server Pages into Java Server Pages without forcing developers to rewrite their software code. These rival technologies both allow "dynamic" Web content--meaning content that repeatedly changes, such as stock quotes or weather forecasts--to appear on Web pages. These new tools are aimed at moving customers to Oracle's application-server software that runs e-commerce and other Web site transactions.

         COMPAQ COMPUTER CORP. is preparing a restructuring that will see it emphasize sales of industry-specific packages of computers, software and services over computer hardware. Among the plans, other key elements are acquisitions to bolster computer-service revenue, and expanded software development and sales to lessen its reliance on hardware. Compaq expects to cater to industries such as financial services, telecommunications, health care and manufacturing, rather than the Internet customers that it has championed for the last two years. A new marketing unit is being organized to develop industry-specific packages from its own and others' products. Like IBM, Compaq aims to expand higher-margin services to offset its increasingly lower margins on revenues derived from its traditional hardware business.


         SYSTEM INTEGRATORS

         System integrators generally provide information technology management and consulting services for larger organizations. Their built-in infrastructure costs generally make it impractical to service organizations with less than 100 workstations. The major system integrators with which Vertical Computer competes include Computer Associates, Hewlett Packard, IBM, and the consulting divisions of the big 5 accounting firms.


         MULTINATIONAL CORPORATIONS

         Vertical Computer has substantial competition in global distribution systems from multinational corporations in the technology field, such as IBM, General Electric, as well as foreign multinationals such as the European electronics multinationals (Siemens, Nokia, SAP), Japanese Kereitsus (Mitsubishi, Mitsui), Korean Chaerbols (Samsung), and others.


         DIRECT COMPETITION TO VERTICAL COMPUTER - DISTRIBUTION AND PRODUCTS

         EMILY SOLUTIONS XML SCRIPTING LANGUAGE (SCRIPTING LANGUAGE). Competition for the Emily base product consists of traditional languages, and toolkits designed for those languages. The competition is mainly from currently existing generic programming languages. Most generic programming languages do not have specific extensible markup language or XML support. The most recently announced Microsoft VisualBasic.Net supports XML. Our Emily product will work under the .NET framework and is expected to interface with the latest versions of Microsoft products that support XML. The Java programming language is another dominant language program and Emily is uniquely positioned to interoperate with Java and additionally can extend Java's abilities. Emily enables Java programmers to quickly write XML applications that interoperate with Java.

         EMILY XML ENABLER AGENT (XML-BASED DATABASE TOOLS). There are a number of products that can either be modified to perform the same functions as our Emily XML Enabler Agent, but they are available as either standalone products or are part of very complex high-priced packages, such as Web Method's "B2Bi" product, which is priced at $500,000 and up. Another competitor, IBM, has a product called Extensible Lightweight Extractor, that does some similar functions, but is not yet available as a product for sale to the public.

         SITEFLASH - CONTENT MANAGEMENT, E-COMMERCE AND WORKFLOW. SiteFlash's competition is derived from its competencies in content management, e-commerce, and workflow. In the content management arena, Vignette and BroadVision are competitors. In the e-commerce arena, ClearCommerce is a competitor, whereas in the workflow arena, there are competing products from IBM and Oracle. However, Vertical Computer believes that no single product exists that integrates all of these components to provide the scope of functionality that SiteFlash provides nor the affiliation/syndication capabilities found in SiteFlash. In addition, SiteFlash's multi-lingual and multi-modal capabilities give these projects capabilities much more than any single competitor's product in one integrated solution. Taking the cue from the market, SiteFlash is now available as a single integrated product or as a set of individual modules that the customer can purchase separately.

         NEWSFLASH-CONTENT  MANAGEMENT AND  PUBLISHING.  In the realm of content management, the larger newspapers have a choice between NewsFlash and conventional content management systems like Vignette and BroadVision. However, for medium to small newspapers this is a less viable option because the price points of the competing products are high, ranging from about $250,000 up to $1 million, plus additional consulting fees for customization. However, NewsFlash is the only product that has been specifically designed for the newspaper industry. In addition, NewsFlash is the only product that offers more features than just a content management system.

         UNIVERSITYFLASH - HIGHER EDUCATION. Vertical Computer is not aware of any direct competitors to UniversityFlash. Vertical's competition in this market consists of homegrown custom software firms, Vignette, Yahoo Geocities and consulting firms, each of whom might duplicate different features of UniversityFlash.

         AFFILIATEFLASH - FRANCHISES/INDEPENDENT AGENTS. Current competition in this market consists of homegrown custom software, Vignette, Yahoo GeoCities and Yahoo! Store and consulting firms each of whom might duplicate different features of AffiliateFlash.

         RESPONSEFLASH - EMERGENCY COMMUNICATION MANAGEMENT. ResponseFlash functionality leverages the most powerful capability of the SiteFlash technology
- the real-time immediate two-way communication between thousands of Web sites among themselves, as well as with the central site. ResponseFlash has been tailored for the emergency communications management segment and has features that are not offered by competitive products. At present, Vertical Computer is not aware of a commercially available package that replicates this functionality.

         INETPURCHASING - E-PROCUREMENT SERVICES FOR THE PUBLIC SECTOR. iNetPurchasing began offering products and services that combine deep content and management capabilities accessible through the Internet designed specifically for the public sector. Although Vertical Computer is not aware of any direct competition for iNet's specific services or products, Ariba, CommerceOne, and FedCenter.Com have offerings that may compete.

         NOW SOLUTIONS - HUMAN RESOURCES AND PAYROLL SOFTWARE. Now Solutions' competitors include PeopleSoft, Oracle, Lawson, Cyborg and SAP. Now Solutions believes its product can accommodate the complexities of the large and multi-dimensional companies without considerable modifications.

         GLOBALFARE.COM INC-TRAVEL SERVICES. Globalfare.com's competitors include Travelocity and Expedia. These two companies, who are among the industry leaders of the on-line travel industry, primarily focus on delivering standard published fares to the mass public. Other companies such as Cheap Seats and Cheap Tickets provide discount or negotiated fares via phone sales but provide mostly published fares on-line.

         BRIDGES (COMMERCIAL DISTRIBUTION PLATFORM). Competition for Vertical Computer's Bridges is two-fold. First, there are competitors with Internet portals on an international basis like Yahoo, AOL, Lycos and MSN. These companies operate on a worldwide basis with different arrangements in each country and compete on a general and specific basis with all of our Bridges. Second, there are portals that are geared toward their respective country of origin like IG.com.br in Brazil, which compete only with the specific Bridge for that territory (e.g., theBrazilbridge.com). Both global and territory-specific portals such as these typically target an advertising revenue stream that is generated by sheer mass of hits to their sites, and consequently, tend to spend significant advertising dollars to bring masses to their sites. In contrast, Vertical Computer's approach is to utilize affiliate programs and in-country name recognition of Vertical Computer's global partners combined with selective and limited advertising to attract specific visitors by technology and products.

         APOLLO INDUSTRIES. Many companies seek to provide financial and informational solutions to affinity group clients. MasterCard and Visa International have focused on authorization systems. Card issuing banks assume credit risks. Other companies have focused on hardware and software. In Apollo's belief, few companies appear to be focusing on designing transactional systems designed to integrate all financial and informational exchange needs in an integrated system. Apollo's direct competition will be consulting organizations like Booz Allen Hamilton, which hope to provide complete systems solutions for Smart Card transactions in addition to their general consulting services. Apollo has focused on offering a fully integrated systems management and banking interface.

         VERTICAL ZAP S.A. Because Vertical Computer is in the development stage of its wireless applications business, it has not identified its potential competition. Vertical Zap intends to utilize the FM frequency. As with its existing Web service strategy, Vertical Computer's focus is on the international development and deployment of wireless Web services and Underpinning Web technology with our current joint ventures with Zapquote, S.A.


         STRATEGIC OVERVIEW

         We believe that each of Vertical Computer's business units has distinct marketing advantages for their niche markets. Vertical Computer plans to find national marketers who can commercially exploit Vertical Computer's products in the respective niche market. By utilizing the strategic elements each individual business unit offers, Vertical Computer plans to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that Vertical Computer has built.

         Although Vertical Computer's current marketing effort focuses upon several sectors, it has recently concentrated on the United States government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote our Web services; (ii) the Underpinning Web Technologies are suited to the emerging governmental environment that demands the capability for cross-agency and federal, state and local interface; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by its technology.

         Vertical Computer's current strategy is to obtain federal government contracts through its existing relationships or to be a subcontractor for a particular service to one of the major federal government prime contractors, as warranted under the circumstances. For local and state government entities, Vertical Computer believes it can cross-market to its existing client base of its partners, affiliates, and subsidiaries. Overall, the marketing strategy entails building a strong international distribution base by which Vertical Computer hopes to attract the best-of-breed smaller Web services from companies without international distribution. In that way, Vertical Computer can market and commercially exploit their Web services on Vertical Computer's own platform and as well as for distribution to governmental entities.

         In the past two years, Vertical Computer has built an international distribution system offering Web Services and Underpinning Web Technologies from its own platforms. Vertical Computer intends to incorporate third party products and services into its worldwide distribution platform while selling its own services to these third parties. Vertical Computer has obtained a base of Web Services and Underpinning Web Technologies that it believes are ready to proceed to market.


         DEVELOPMENT

         Vertical Computer continues to seek local country partners who are established suppliers of Internet infrastructure and content, top management and local authorities and who manifest diverse strengths in their regions, such as extensive marketing abilities, a stable local presence and local and national government contacts, expertise and familiarity with the financial and business communities. Such partners are expected to help bring existing and new Vertical Computer technologies to their markets, and it believes will also enhance the prospects for local equity offerings and investment, thereby creating a better overall value. In general, the companies in each area will attempt to raise their own funding and operate as separate firms.


         PROPRIETARY RIGHTS

         Vertical Computer relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. Vertical Computer distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, Vertical Computer moves to protect its trade secrets and other proprietary information through agreements with employees and consultants.
Vertical Computer has also filed for a number of patents for various technologies: (a) one patent application related to the Emily programming language; (b) one patent application related to the Emily XML Enabler Agent; (c) one patent application related to the Emily XML Broker used in the site HTTP://XML.PUBLICBUY.NET; and (d) one patent application for transmitting images on fiber optics that might improve in orders of magnitude today's capacity of fiber optics to transmit images and data. There are also patent applications related with the EnFacet acquisition and the purchase of certain assets of Adhesive Software Inc. All of these patents are pending approval at this time. Although Vertical Computer intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Policing unauthorized use of its products and services is difficult and the steps taken may not prevent the misappropriation of our technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. Vertical Computer seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. Vertical Computer believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require us to enter into royalty arrangements.


         REGULATORY ENVIRONMENT; PUBLIC POLICY

         In the United States and most countries in which Vertical Computer conducts its operations, Vertical Computer is generally not regulated other than pursuant to laws applicable to businesses in general or to value-added services specifically. In some countries, Vertical Computer is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive on-line services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on Vertical Computer business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. Vertical Computer is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.


         EMPLOYEES

         As of April 12, 2002, Vertical Computer had 49 full-time employees and 1 part-time employee. This total includes 37 full-time at Now Solutions, of which 29 are employed in the United States and 8 are employed in Canada. In addition, Vertical Computer utilizes various consultants. Vertical Computer is not a party to any collective bargaining agreements.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters are currently located at 6336 Wilshire Boulevard, Los Angeles, California, and comprise approximately 4,200 square feet. Additional premises housing administrative and accounting personnel are currently located at 6300 Wilshire Boulevard, Suite 1430, Los Angeles, California, and comprise approximately 1,910 square feet. Our subsidiary, Globalfare.com, is also located at 6336 Wilshire Boulevard, Los Angeles, California. Now Solutions is headquartered at 201 Main Street, Suite 1455, Fort Worth, Texas, and comprises approximately 3,223 sq ft. feet. In addition, Now Solutions has offices at 1001 Marina Village Parkway, Alameda, California and 6205 Airport Road, Building B,
Suite 100, Mississauga, Ontario, Canada, which comprise 2,895 and 2,600 square feet, respectively. All of the locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.


ITEM 3.  LEGAL PROCEEDINGS

         We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of Vertical Computer.

         In addition, we are involved in the following additional litigated matters. The case entitled, MARGARET GRECO, ET AL., V. VERTICAL COMPUTER SYSTEMS, INC., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. We believe this matter is without merit and we intend to vigorously defend this action.

         A second matter, entitled LE SOCIETE FRANCAISE DE CASINOS V. VERTICAL COMPUTER SYSTEMS, INC., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., a wholly owned subsidiary, which claimed that Vertical Computer was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that Vertical Computer has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of Vertical Computer. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that Le

Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to Vertical Computer and 40% to Externet World, Inc.

         On April 10, 2002, Vertical Computer appointed a fifth representative to the Now Solutions' Executive Committee. On April 12, 2002, Vertical Computer received a letter from Arglen Acquisitions LLC, a member of Now Solutions LLC, accusing Vertical Computer of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen Acquisitions to acquire Vertical Computer's ownership interest in Now Solutions at a discounted price. On May 8, 2002, Vertical Computer demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement, including the appointment of the fifth representative to the Now Solutions' Executive Committee. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against Vertical Computer. In its demand, Arglen Acquisitions alleged that Vertical Computer is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin Vertical Computer from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase Vertical Computer's interest in Now Solutions. Vertical Computer believes these allegations are without merit. Vertical Computer intends to defend its rights and to assert its own claims against Arglen Acquisitions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the three months ended December 31, 2001.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "VCSY." Initial trading on the OTCBB commenced in October 1999. Vertical Computer's common stock traded on the `pink sheets' prior to that date.

         The following is the range of high and low closing prices of our stock, for the periods indicated below. As of April 16, 2002, there were approximately 973 holders of record of our common stock. This information was obtained from the Pink Sheets, LLC.

                                                       HIGH              LOW
                                                       ----              ---

       Quarter Ended March 31, 2002                    $0.027           $0.0101

       Quarter Ended December 31, 2001                $0.0175           $0.0100
       Quarter Ended September 30, 2001               $0.0380           $0.0120
       Quarter Ended June 30, 2001                    $0.0910           $0.0350
       Quarter Ended March 31, 2001                   $0.1200           $0.0550

       Quarter Ended December 31, 2000                $0.2250           $0.0440
       Quarter Ended September 30, 2000               $0.6200           $0.1750
       Quarter Ended June 30, 2000                    $1.0700           $0.3800
       Quarter Ended March 31, 2000                   $0.6500           $0.0375

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Vertical Computer paid dividends on outstanding Series A Preferred Shares in the amounts of $111,111 and $100,000 in 2000 and 2001, respectively. Vertical Computer presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, Vertical Computer does not anticipate paying cash dividends on its common stock in the near future.


UNREGISTERED SALES OF SECURITIES

         During January and February of 2000, Vertical Computer raised $700,000 upon the exercise of 20,000,000 outstanding warrants to purchase an equal number of shares of common stock (based on Vertical Computer's post-split in February, 2000). The warrants were issued in connection with Vertical Computer's Private Placement that took place during November 1999.

         In February 2000, Vertical Computer completed a 20-for-1 forward stock split. All shares have been adjusted to reflect the stock split.

         In February 2000, Vertical Computer reached an agreement with Marc Elalouf, a shareholder of Externet World, in which 246,470,580 shares of common stock were cancelled. Vertical Computer also recorded an additional $11,000 for a receivable due from the former owner.

         In February 2000, Vertical Computer raised $10,000,000, less $1,000,000 in offering costs received by Avenel Financial Group ("Avenel") through the issuance of 50,000 shares of Series A 4% Convertible Preferred Stock of Vertical Computer to International Internet and Lakewood Development Corporation. Each share of Series A 4% Convertible Preferred Stock is convertible into 500 shares of Vertical Computer common stock after February 28, 2001. In connection with the issuance of the Series A 4% Convertible Preferred Stock, Vertical Computer also granted Avenel warrants to acquire 1,000,000 common stock shares of Vertical Computer at a strike price of $1.00.

         In March 2000, Vertical Computer raised $1,000,000 from the sale of 1,000,000 shares of common stock upon the exercise of 1,000,000 common stock purchase warrants at an exercise price of $1.00 per share by Avenel Financial Group.

         In April 2000, Vertical Computer acquired Globalfare.com ("GFI"), an on-line travel agency formerly based in Las Vegas, Nevada. Vertical Computer issued 5,945,299 shares of its common stock to the former GFI shareholders to acquire all of the outstanding common stock of GFI.

         In May 2000, Vertical Computer acquired, by merger, Scientific Fuel, Inc., ("SFI"), a public shell company. Vertical Computer issued 2,000,000 shares of its common stock to the former SFI shareholders to acquire all of the outstanding common stock of SFI.

         In June 2000, Vertical Computer acquired Pointmail.com, Inc. ("PMI"), a company that was in the process of developing an Internet e-mail system. Vertical Computer issued 1,000,000 shares of its common stock to the former PMI shareholders to acquire all of the outstanding common stock of PMI.

         In September 2000, Vertical Computer entered into a agreement with Avenel Alliance in which "Avenel" provided business development and marketing services to Vertical Computer in exchange for $5,000 per month, a commission of 6% of all profits created by Avenel marketing efforts, the issuance of 500,000 shares of Vertical Computer's common stock and 4 year warrants to purchase 7,000,000 shares of common stock. The warrants have a strike price of $0.35 per share and vested at the rate of 583,333 per month, beginning in September 2000. All warrants have vested. This agreement has expired.

         In October 2000, Vertical Computer sold its wholly owned subsidiary, Externet World, Inc., for $1,200,000 to Eurovest, Inc., a company of which Terry Washburn, a former member of Vertical Computer's Board of Directors, is an executive officer. Eurovest subsequently sold Externet World to two former shareholders of Vertical Computer and received 147,350,980 shares of Vertical Computer's common stock. As part of a settlement agreement, 144,850,000 common stock shares were cancelled and 2,000,980 shares were retained in trust for Vertical Computer. As part of the transaction, Eurovest received fees of $72,000 and 500,000 shares of Vertical Computer's common stock.

         In October 2000, Vertical Computer entered into a marketing agreement with Xatnu, Inc. in which "Xatnu" was to provide a national television and radio campaign in exchange for commencement fees of $92,750 and the issuance of 379,688 shares of Vertical Computer's common stock at $0.16 a share. Per the agreement, all of the shares issued were to be sold into the market within 6 months of grant and if the total proceeds were less than $60,750, Vertical
Computer was required to pay the remaining amount to Xatnu. Vertical Computer also issued 1-year warrants to acquire 250,000 shares of common stock and 250,000 shares with 5-year warrants to Michael Blum and Phil Alexander, at a strike price of $0.16 a share. Two thirds of the options were issued to Blum and one third of the options were issued to Alexander. The 1-year warrants for 250,000 shares of common stock expired in October 2001.

         In December 2000, Vertical Computer entered into a month-to-month agreement with Strategic Media Alliance, Inc., whereby Vertical Computer would pay a monthly retainer fee of $10,000 in cash and would issue 3-year warrants for 45,455 shares of common stock at a strike price of $0.11 per share for marketing services. As of December 2001, 590,915 warrants have been issued and the agreement is still in effect. In January 2002, Vertical Computer and Strategic Marketing Alliance agreed to terminate Vertical Computer's interest in the WorldBridge Webcasting LLC in consideration for credit on Vertical Computer's account with Strategic Media Alliance whereby it will continue to provide consulting services through 2002. In addition, Strategic Media Alliance will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement with Strategic Media Alliance beginning in February 2002.

         In January 2001, Vertical Computer issued warrants to purchase 45,704 shares of common stock at a strike price of $0.1094 per share to Mark Kellner for business services.

         In February 2001, Vertical Computer issued 5-year warrants to purchase 500,000 shares of common stock at a strike price of $0.086 to Coffin Communications Group for investment relations' services.

         In February 2001, Vertical Computer issued 3-year warrants to purchase 250,000 shares of common stock at a strike price of $0.086 per share to Gary Blum for legal services.

         In February 2001, Vertical Computer agreed to pay Donald Hateley, a financial advisor, for services rendered in connection with the purchase of Vertical's purchase of 60% of Now Solutions, LLC, a fee in the amount of 5% of the aggregate consideration in connection with the transaction and 5-year warrants to purchase 1,000,000 shares at a strike price of $0.076 per share. The warrants were issued in March 2001.

         In March 2001, Arglen Acquisitions, LLC, which facilitated the Now Solutions' transaction and acquired a 30% interest in Now Solutions for services provided, received warrants of Vertical Computer to purchase 5% of the total outstanding stock of Vertical Computer or the initial grant of 30,763,943 shares. If, during the last 90 trading day period of the first year from the date the issuance of the initial set of options, the per share value of Vertical Computer's shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to an additional 25,000,000 warrants to purchase common shares. If, during the last 90 trading day period of the second year from the date the issuance of the initial set of options, the per share value of Vertical Computer, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to an additional 25,000,000 warrants to purchase common shares. The exercise price of the warrants will be $0.08, and the warrants shall be exercisable for a period of 5 years from the date the shares underlying the warrants are registered with the Securities and Exchange Commission or an exemption from registration becomes available. Pursuant to the terms of the operating agreement of NOW Solutions, Vertical Computer's interest in NOW Solutions will be reduced to 51% over three years as employees of NOW Solutions will be entitled to receive shares of NOW Solutions' common stock. The NOW Solutions' purchase was accounted for under the purchase method of accounting, with cash of $5,100,000 paid to Ross and a note payable of $1,000,000 due to Ross. Vertical Computer Systems incurred $667,000 for Arglen's 30% interest in NOW Solutions, $798,000 for the value of the Vertical Computer warrants issued to Arglen (valued using the Black-Scholes valuation model), $3,800,000 for intangible assets, and $229,000 in a finders fee and professional charges, $1,800,000 in goodwill, all included as part of the purchase price. Vertical Computer and NOW Solutions recognized approximately $7,294,000 of goodwill and other intangible assets in connection with the purchase, which were being amortized over a three to eight year period.

         In May 2001, Vertical Computer agreed to pay $1,000 in cash and warrants to purchase 16,667 shares of common stock per month to Robert Wagman to provide managing editor services for on-line content on a month-to-month basis. As of December 2001, 133,336 warrants have been issued. The Agreement terminated in December 2001.

         In May 2001, Vertical Computer issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for an exclusive license of a patent-pending fiber optic image encoding technology created and owned by Aluizio Cruz.

         In April 2001, Vertical Computer issued Stephen Gunn 3-year warrants to purchase 250,000 shares of common stock at a strike price of $0.06 per share in consideration for services provided as the Chief Financial Officer of Vertical Computer.

         In June 2001, Vertical Computer issued 3-year warrants to purchase 846,000 shares of common stock at a strike price of $0.050 per share to the three individuals in connection with the formation of the Wireless Learning LLC. The holders of these warrants are Robert Langworthy, Igo Shoifot, and Alexander Sergeev in equal amounts. In addition, Vertical Computer issued 3-year warrants to purchase 54,000 shares of common stock at a strike price of $0.05 per share to Taurus Global in connection with the formation of the Wireless Learning LLC.

         In June 2001, Vertical Computer issued 3-year warrants to purchase 5,000,000 shares of common stock at a strike price of $0.037 per share for legal services performed by Gary Blum.

         In June 2001, Vertical Computer issued 3-year warrants to purchase 5,000,000 shares of common stock at a strike price of $0.05 per share to Chuck Ashman for business and marketing consulting services.

         In July 2001, Vertical Computer agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. As of December 2001, 1,732,288 warrants have been issued and the agreement was still in effect.

         In July 2001, Vertical Computer entered into two consulting agreements with Taurus Global, LLC and M.S. Farrell & Co., Inc., in which Vertical Computer agreed to issue approximately $200,000 in common stock to each consultant for business advisory services. Twenty percent of the common stock was due on the agreement date, with an additional 20% due on the 30th and 60th day subsequent to the agreement date and the remaining 40% due on the 90th day subsequent to the agreement date. The number of shares to be issued to each consultant will be determined on the date each consulting fee is due. These shares were registered pursuant to the Form S-8 filed on July 13, 2001 and November 2001. Vertical Computer is also obligated to issue warrants to purchase 500,000 shares of common stock to each consultant. As of December 31, 2001, Vertical Computer had issued 10,081,152 shares of its common stock in exchange for the consulting services provided and 1,000,000 warrants. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of Vertical Computer's common stock on the day of grant. As of December 31, 2001, Vertical Computer recognized approximately $248,000 in consulting expenses in relation to the common stock issued and $10,000 for the value of the warrants (the warrants were valued using the Black-Scholes valuation model).

         In August 2001, Vertical Computer entered into an Equity Line of Credit agreement, whereby up to $10,000,000 of common stock may be purchased. The shares must be registered before sale and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contains a fee of $392,000 payable in common stock. In September 2001, Vertical Computer issued 7,142,857 shares of common stock or $200,001 (fair market value of shares issued) of the fee. In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. To date, no shares have been purchased under the Equity Line of Credit.

         In August 2001, Vertical Computer issued 30,000 shares of its Series C 4% Cumulative Convertible Preferred Stock to acquire all of the outstanding common stock of EnFacet, Inc. ("EnFacet"), a company involved in the development of Website management software. The Series C 4% convertible stock eliminates on consolidation, since the shares were issued to EnFacet. As per the agreement, EnFacet is required to distribute 15,000 shares to those employees still employed by EnFacet, one year from the anniversary date of the agreement. At that time the remaining shares may be used by EnFacet to acquire additional funding. The fair value of the liabilities assumed by Vertical Computer approximated $428,000, which was off set by assets with an approximate fair value of the same amount. The Series C 4% Preferred Stock is convertible into shares of common stock at a ratio of one to four hundred. Dividends on the stock are cumulative and accrue on a quarterly basis. In the event of a voluntary or involuntary liquidation, the Series C 4% shareholders are entitled to a liquidation preference of $100 per share.

         In September 2001, Vertical Computer issued 3-year warrants to purchase 2,500,000 shares of common stock at a strike price of $0.025 to individuals affiliated with EnFacet, Inc. in order to retain their services. The holders of these warrants are Chuck Kinsicki, Leroy Molock, Aubrey McAuley, Vasu Vijay, Justin Davis, Jacob Stearns, Annette Keith and Allison Enderle.

         In September and October 2001, Vertical Computer issued $125,000 and $140,000 of convertible debentures, respectively. The debt accrues interest at 6% per annum and is due October 2006. The debentures are convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. Vertical Computer has recognized $66,250 as interest expense in relation to the beneficial feature conversion of the debentures. As of December 31, 2001, no conversions have taken place.

         In October 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell in order to repay the loan and by a pledge against the loan by the Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement whereby Vertical and the third party waived any default and agreed to continue to sell the 400,000 shares of eResource Capital Group stock, which Vertical pledged pursuant to the Stock Pledge Agreement as collateral. Vertical Computer further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, Vertical agreed to make a minimum payment of no less than $31,500 by April 5, 2002, a payment of $8,500 by April 6, 2002, ten (10) weekly installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The first $6,000 payment has not been paid and the Company is negotiating an extension.

         In November 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell to repay the loan, and by a pledge against the loan by Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir to cover any shortfall. In January 2001, Vertical Computer executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir with regard to the October and November 2001 notes, whereby Vertical Computer would reimburse Mountain Reservoir with an number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement concerning the note, whereby Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The first $7,500 payment has not been paid and the Company is negotiating an extension.

         Also in November 2001, Vertical Computer purchased various assets of Adhesive Software, Inc. for $100,000, 50,000 shares of Series C 4% Convertible Preferred Stock and a promissory note for $280,000, which was issued in October 2001. The note bears interest at 4% per annum and has average monthly principal and interest payments of $9,375 through out the term of the note. All unpaid amounts are due September 2004. The note is secured by certain assets of Vertical Computer. In April 2002, Vertical Computer entered into an amendment agreement concerning the note, whereby Vertical and the third party agreed to extend the date for which the remaining three (3) $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and will continue until the principal has been paid in full.

         In November 2001, Vertical Computer issued 3-year warrants to purchase 300,000 shares of common stock at a strike price $0.014 to Parker, Mills & Patel, LLP, in consideration for making loans to advance funds to certain vendors on behalf of Vertical Computer.

         In December 2001, Vertical Computer executed an employment agreement with Richard Wade to become CEO and President of Vertical Computer. Pursuant to the terms of the agreement, Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of common stock at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of stock at a strike price of $0.10 per share.

         In December 2001, Vertical Computer executed a $425,000 note payable with a third party. Vertical Computer received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note is secured by 36,303,932 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of Vertical Computer that is owned by Mr. Valdetaro, Vertical Computer's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In January 2001, Vertical Computer executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, Vertical Computer agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being transferred to Vertical Computer's account to cover the amounts currently due.

         In December 2001, Vertical Computer entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet in April 2002 (Vertical Computer is currently negotiating to extend this date), whereby Vertical Computer would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, Vertical Computer shall pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. Vertical Computer has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.01, and are exercisable for a three year period. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if Vertical Computer exercises its option to obtain a majority interest in iNet in April 2002 (Vertical Computer is currently negotiating to extend this date), Vertical Computer shall pay to iNet $860,000 in cash or marketable securities, 70,000 shares of Series "C" Preferred Stock, and issue additional 3 year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of common stock each to Nikas and Mattern and 2,000,000 common stock shares to Savage. The strike price is the closing price of Vertical Computer common stock on the date of January 6, 2002, and, in the event that Vertical Computer does not acquire a majority interest in iNet, these options and warrants will be automatically cancelled.

         In January  2002,  Vertical  Computer  and Taurus  Global LLC agreed to extend the July 2001 consulting services agreement for 6 months. In consideration of Taurus Global services, Vertical Computer will pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of Vertical Computer's common stock on the date of grant. Vertical Computer has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or Vertical Computer shall pay the difference in profit or loss, as applicable, at the end of the term.

         In January 2002, Vertical Computer executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to the October and November 2001 notes, whereby Vertical Computer would reimburse Mountain Reservoir Corporation with an number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and a Director of Vertical Computer.

         In January 2002, Vertical Computer executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby Vertical Computer would reimburse Mountain Reservoir Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being sold by the lender account to cover the amounts currently due. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and a Director of Vertical Computer.

         In March 2002, Vertical Computer issued a $100,000 convertible debenture. The debt accrues interest at 5% per annum and is due April 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of April 15, 2002, no conversions have taken place.

         In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note will be payable in August 2002. In addition, interest on $146,420 will accrue beginning on August 17, 2001 and interest on the remaining $64,716 will accrue beginning on September 27, 2001. In connection with the note, Vertical Computer issued warrants to purchase 500,000 shares of its common stock. Vertical Computer pledged third party securities of eResource Capital Group that is holds. These shares are available for sale as collateral for the note. The warrants vested immediately, have a strike price of $0.028 per share and are exercisable for three years from issuance. The value of the warrants, $5,000 (valued using the Black-Scholes valuation model) has been deferred and will be amortized over the term of the loan.

         Unless   otherwise  noted,  the  sales  set  forth  above  involved  no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4
(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by Vertical Computer of shares of its common stock to financially sophisticated individuals who are fully aware of Vertical Computer's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE  FOLLOWING  INFORMATION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF VERTICAL COMPUTER AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS PROSPECTUS THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."


         OVERVIEW

         Vertical Computer is a multinational provider of Web services, underpinning Web technologies, and administrative software services through a global partner distribution network. Web services involve the outsourcing of the daily information technology requirements of consumer, business and governmental entities via the Internet. Underpinning Web technologies are the foundation technologies used to build Web services, permitting the rapid development and deployment of all systems. Administrative software services are software products, such as human resources or procurement, that provide basic functionality to any operational entity.

         Vertical Computer attempts to acquire and operate companies whose products, in Vertical Computer's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. Vertical Computer's business model combines complementary, integrated Web services, a multinational distribution system of local partners, and underpinning Web technologies to create a distribution matrix that it believes are capable of penetrating multiple sectors through cross promotion.


         WEB SERVICES

         Web services encompass a full range of services from the simple Web-unique application of instant messaging to complex administrative services, such as converting accounting software into an application service provider. An application service provider is a company that offers individuals or enterprises access over the Internet to applications and related services that would otherwise have to be located in their own person or enterprise computers.

         Vertical Computer's Web services derive from a full range of administrative software services controlled by Vertical Computer that will be converted into specialized Web services that Vertical Computer has developed independently or acquired. Vertical Computer's ownership interest is typically a controlling interest. In most cases, the administrative software services will retain their historic client-server based customers even though a Web service has been developed for those customers and new customers. Vertical Computer's current Web services address the following market segments:

                                                         WEB                                   VERTICAL
MARKET                                PRODUCT            SERVICES   OWNERSHIP                  COMPUTER %
------                                -------            --------   ---------                  ----------
Application Platform                  Bridges            Yes            Vertical Computer         100%
Database connect XML                  Emily Agent        Yes            Vertical Computer         100%
Emily XML Scripting Language          EMILY              Yes            Vertical Computer         100%
Publishing Content                    NewsFlash          No             Vertical Computer         100%
Higher Education                      UniversityFlash    No             Vertical Computer         100%
Franchises/Independent Agent          AffiliateFlash     Yes            Vertical Computer         100%
Emergency Management                  ResponseFlash      Yes            Vertical Computer         100%
Public Sector e-Procurement Service   INet               Yes            iNetPurchasing            2.5%
Human Resources                       HRIS               No             Now Solutions              60%
Travel                                Globalfare         Yes            Vertical Computer         100%
Smart Cards                           ApolloSmart        Yes            Vertical Computer          30%

         UNDERPINNING WEB TECHNOLOGIES

         Underpinning Web technologies provide the software foundation to support: Internet-based platforms for the delivery of Web services; individual software products that can be sold independently or combined with another software product; and rapid deployment of all Web services and software products throughout Vertical Computer's distribution system.

         Vertical Computer's first underpinning Web technology is the patent pending Emily XML scripting language. XML (Extensible Markup Language) is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere. For example, computer makers might agree on a standard or common way to describe the information about a computer product (processor speed, memory size, and so forth) and then describe the product information format with XML. Such a standard way of describing data would enable a user to send an intelligent agent (a program) to each computer maker's Web site, gather data, and then make a valid comparison. XML can be used by any individual or group of individuals or companies that want to share information in a consistent way. Emily Scripting Language has recently been upgraded to be Java compatible. Java is a programming language expressly designed for use in the distributed environment of the Internet. Java can be used to create complete applications that may run on a single computer or be distributed among servers and clients in a network. The Emily XML Automation Toolkit for Java is currently in its final testing phase, in preparation for release in the first quarter of 2002. Utilizing Emily, Vertical Computer developed two products, the Emily Agent and Broker, which are now jointly marketed with iNetPurchasing, Inc. as part of the State of Texas' new e-procurement system. Dr. Charles Goldfarb, recognized authority of Markup Languages, has included a chapter on Emily and its application, relative to the State of Texas procurement system, in the 4th Edition of the XML Handbook.

         Vertical Computer's second underpinning Web technology is SiteFlash. The SiteFlash technology utilizes XML and publishes on the Web, enabling the user to build and efficiently operate Web services with the unique ability to separate form, function, and content on the Web. This unique ability is patent pending and has many applications in the Web arena. SiteFlash technology focuses on content management, e-commerce, and workflow and has led to the development of four additional products: NewsFlash, UniversityFlash, AffiliateFlash, and ResponseFlash. ResponseFlash is currently being implemented with the Metropolitan Emergency Communications Agency in Indianapolis and Marion County, Indiana. UniversityFlash is being used in higher education (e.g., California State University), NewsFlash can be used for newspapers (e.g., LA OPINION), and SiteFlash is for use by consulting organizations (e.g., Infotec). SiteFlash architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc) framework. Vertical Computer offers SiteFlash as a stand-alone product and also as a technology platform for products designed for specific vertical markets.


         ADMINISTRATIVE SOFTWARE SERVICES

         Administrative software services as adapted to an application service provider on the Web are a sub-set of Web services. These services include procurement, scheduling, travel management, payroll, financial and other common functions. A majority of Vertical Computer's administrative software services are Web-enabled, meaning that they can be accessed on the Internet. Exploratory analysis is being done to develop an application service provider application for human resource information service software. Vertical Computer believes that its administrative software services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times.


         GLOBAL PARTNERS SYSTEM

         Vertical Computer's Global Partners System is intended to create export markets for Web services, administrative software services and Web technologies through the use of Websites with local country partners. The Global Partners System is currently composed of three countries, India, Brazil and Korea. Vertical Computer's initial strategy is to develop Web services in one of the original Global Partner's countries to demonstrate the strength of the distribution system. The foreign partner has the option either to market the Web services directly or to subcontract the Web services to a local entity with particular expertise in that specific field. The ultimate objective of the Global Partners System is to demonstrate the strength of the local partner when marketing the best-of-breed Web service in that respective country by selling its products against those offered by competing companies.


RESULTS OF OPERATIONS


         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         TOTAL REVENUES. Vertical Computer had total revenues of $4,156,088 in the year ended December 31, 2001. Total revenues primarily consist of software license, consulting and maintenance fees. Substantially all of these revenues relate to the business operations of NOW Solutions, a subsidiary in which Vertical Computer owns a 60% interest. Vertical Computer acquired the 60% interest in NOW Solutions in February 2001. As a result, Vertical Computer's operating results for the corresponding period in the prior year excluded the results of operations of NOW Solutions. Vertical Computer had other revenues of $137,451 for the year ended December 31, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Vertical Computer had selling, general and administrative expenses of $13,296,508 and $5,865,898 in the years ended December 31, 2001 and 2000, respectively. This increase of $7,430,610 was primarily attributable to $4,608,000 from the operations of NOW Solutions, the amortization of $1,252,000 for goodwill and software costs, an increase in the write off of certain investments of $610,000, an increase in attorney fees of approximately $560,000 primarily related to fund raising activities, patents and trademarks and settlements of lawsuits, and $400,000 related to administrative fees associated with the Cornell Capital Line of Credit Agreement.

         OPERATING LOSS. Vertical Computer had an operating loss of $9,140,420 and $5,728,447 in the years ended December 31, 2001 and 2000, respectively. This increase of $3,411,973 was primarily attributable to the $7,430,610 increase in selling, general and administrative expenses partially offset by the $4,018,637 increase in revenues in the current period.

         INTEREST EXPENSE. Vertical Computer had an interest expense of $724,489 in the year ended December 31, 2001. This increase expense related to the increase in long and short term financing of approximately $7,500,000 which was used to acquire NOW Enfacet and the Adhesive software assets and to fund ongoing operations during the current period.

         MINORITY INTEREST IN LOSS OF SUBSIDIARY. The minority interest in loss of subsidiary was $667,667 for the year December 31, 2001. This increase was primarily attributable to Vertical Computer's acquisition of a 60% interest in NOW. The $667,667 represents the minority shareholder's 40% share of the net loss from NOW limited to the total amount of their investment.

         NET LOSS. Vertical Computer had a net loss of $9,032,895 and $4,865,195 in the years ended December 31, 2001 and 2000, respectively. This increase of $4,167,700 was primarily attributable to the increase of $7,430,610 in selling, general and administrative expenses, as well as interest expense of $724,489. These expenses were partially offset by increased revenue of $4,018,637 in the current year.

         DIVIDENDS APPLICABLE TO PREFERRED STOCK. Vertical Computer has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to this preferred stock was $513,712 in the year ended December 31, 2001. Vertical Computer has outstanding preferred stock that accrues dividends at a rate of four percent on a quarterly basis. These dividends are cumulative. These accrued dividends are reflected in the dividends applicable to preferred stock.

         NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. Vertical Computer had a net loss available to common stockholders of $9,546,607 and $15,053,907 in the years ended December 31, 2001 and 2000, respectively. This decrease of $5,507,300 is primarily attributable to a deemed dividend of $10,000,000 on the issuance of Series A Preferred Stock in the comparable period in the prior year. Excluding the deemed dividend, net loss available to common stockholders increased $4,492,700 in the year ended December 31, 2001 over the comparable period in the prior year. This increase was primarily attributable to the increase of $7,430,610 in selling, general and administrative expenses, as well as interest expense of $724,489. These expenses were partially offset by increased revenue of $4,018,637 in the current year.

         Vertical Computer primarily used the cash received from financing arrangements to fund investing activities for the fiscal year 2001. During 2001, Vertical Computer acquired a 60% interest in NOW, 100% of Enfacet, certain assets of Adhesive Software, Inc, and suspended operations of Globalfare.com. As a result, Vertical Computer believes that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Operating results may also fluctuate due to the following factors:

         o     Demand for products and services;

         o     Mix of products sold;

         o Introduction, localization or enhancement of Vertical Computer's products and competitors' products;

         o     General economic conditions;

         o     Market acceptance of existing and new products; or

         o Changes or anticipated changes in Vertical Computer's pricing or that of our competitors.

         o     Reviews  in  industry  press   concerning  our  products  or  our
               competitors; and

         o     Mix of distribution channels through which products are sold.


FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND RECENT DEVELOPMENTS

         Presently, Vertical Computer is entirely dependent on external cash to fund its operations. In the past, Vertical Computer has financed its operations through the sale of securities, including, without limitation, common and preferred stock and convertible securities, and loans. Vertical Computer's cash position remains uncertain. At December 31, 2001, Vertical Computer had cash-on-hand of $845,459. Since December 31, 2001, Vertical Computer has received gross proceeds of $280,000 from the sale of convertible debentures. As of the date of this filing, Vertical Computer believes that it has sufficient funds available to fund its operations for two months. Thereafter, Vertical
Computer will need to raise additional funds from the sale of securities or loans. Vertical Computer's inability to raise such funds will jeopardize its ability to continue operations. Vertical Computer's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. Vertical Computer's monthly cost of operations is approximately $250,000 (excluding the operations of Now Solutions, LLC). In addition to the monthly operating cost, Vertical Computer has principal and interest payments due on notes payable. Below are the minimum principal payments on notes payable of Vertical Computer, including the year of payment:


                                               AMOUNT                  AMOUNT
                                          (INCLUDING NOW       (EXCLUDING NOW
       YEAR ENDING DECEMBER 31,               SOLUTIONS)           SOLUTIONS)
       ------------------------       ------------------ --------------------

       2002                                 $ 5,908,662          $ 1,231,843
       2003                                   1,220,000              299,042
       2004                                      85,000               85,000
                                            -----------          -----------
       Total                                $ 7,213,662          $ 1,615,885
                                            ===========          ===========

         At December 31, 2001, Vertical Computer also had outstanding convertible debentures with an original principal balance of $265,000. Interest accrues at a rate of 6% per year. Outstanding principal and interest are due at maturity in 2006. These debentures are convertible into common stock at a conversion price of 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debentures are convertible at the option of the holder at any time after the purchase.

         Vertical Computer does not have sufficient funds available to meet these obligations. Vertical Computer will need to raise significant funds to meet these obligations. Other than the Equity Line of Credit discussed below, Vertical Computer does not have any commitments for funding. Vertical Computer's independent accountants have issued a going concern opinion on its financial statements that raise substantial doubt about Vertical Computer's ability to continue as a going concern. This going concern opinion was issued due to Vertical Computer's significant recurring operating losses, the substantial funds used in its operations and the need to raise additional funds to meet its obligations. Vertical Computer's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations.

         Effective August 2001, Vertical Computer entered into an Equity Line of Credit Agreement. Under this agreement, Vertical Computer may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Vertical Computer will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $416,667 in any thirty-day period. Cornell Capital Partners will retain 4% of each advance. In addition, Vertical Computer entered into a placement agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, Vertical Computer will pay a one-time placement agent fee of 500,000 shares of common stock.

         In connection with the purchase of the Human Resource Information Application Software assets of Ross Systems, Inc., Now Solutions issued a promissory note to Ross Systems for $1 million and obtained $5.5 million of notes payable. The $1 million note is due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 is due in February 2003. The $5.5 million note is due on the earlier of February 2006 or if terminated, by either party, in accordance with the terms of these obligations. Vertical Computer had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. Now Solutions has been notified by the lender that it is in default of certain covenants contained in these obligations. Although Vertical Computer believes it is entitled to a portion of its $1.5 million deposit, it is currently in discussions with the lender to resolve Now Solutions' default. Until a settlement is reached, the default by Now Solutions is cured, or Now Solutions continues to makes its payments through February 2003, or Vertical Computer pursues legal action, Vertical Computer will not obtain a return of its deposit, or any portion thereof.

         Net cash used in operating activities for the year ended December 31, 2001 was $3,693,906. This primarily related to a net loss of $9,032,895, an increase in accounts receivable of $1,118,623 and a minority interest in loss of subsidiary of $667,667. These items were partially offset by depreciation and amortization expense of $1,433,440, non-cash expenses of 2,156,771, an increase in accounts payable of $1,395,728 and deferred revenue of $2,243,375. Significant items in net loss included approximately $6,110,000 cost of funding product development by Vertical Computer, the costs of suspending the operations of Pointmail and Globalfare, and the costs of supporting the start-up NOW, net of approximately $2,416,000. Net cash used in investing activities for the year ended December 31, 2001 was $1,894,109, consisting primarily of the restriction of cash for a debt guarantee to Coast Bank of $1,500,000, as well as the purchase of equipment and software of $900,528. These items were partially offset by proceeds received from release of restricted cash from the sale of a subsidiary of $506,419. Net cash provided by financing activities for the year ended December 31, 2001 were $834,662, consisting primarily of proceeds from the issuance of notes payable of $1,572,266 and convertible debt of $265,000. These items were partially offset by the payment of cash dividends of $100,000 and the payment of notes payable of $902,604. All of these items resulted in a net decrease in cash and cash equivalents of $4,753,353 for the year ended December 31, 2001.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 also requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
SFAS 141 also requires that Vertical Computer recognize acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase of business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that Vertical Computer reclassify the carrying amounts of intangibles assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that Vertical Computer identify reporting units for the purposes of assessing potential future goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires Vertical Computer to complete a transitional goodwill impairment test six months from the date of adoption. Vertical Computer is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         During 2001, Vertical Computer's business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $4,277,143 and software costs is $4,018,637. Amortization expense during the year ended December 31, 2001 was $1,323,221. Currently, Vertical Computer is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

FACTORS AFFECTING VERTICAL COMPUTER'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.


         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the year ended December 31, 2001 and 2000, we had net losses applicable to common shareholders of $(9,546,607) and $(15,053,907), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


         WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE US

         We have a limited operating history upon which an evaluation of our business prospects can be based. Our business operations commenced in October 1999. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by emerging growth companies in new and rapidly evolving markets for Internet based products and services. Our success will depend, in part, on our ability to:

         o     attain profitable operations;

         o enter into distribution relationships and strategic alliances to sell our Emily and SiteFlash technology products and applications and build traffic to our Web sites;

         o effectively establish, develop and maintain relationships with sponsors and other third parties;

         o provide original and compelling products and services to Internet users;

         o     develop and upgrade our technology;

         o     effectively respond to competitive developments;

         o     continue to develop and extend our brand;

         o effectively generate revenues through sponsored services and placements; and

         o     attract and retain new qualified personnel.

         We may not succeed in addressing these risks.


         OUR AFFILIATE, NOW SOLUTIONS, IS IN DEFAULT ON CERTAIN INDEBTEDNESS IN WHICH WE HAVE PLEDGED A $1.5 MILLION DEPOSIT AS COLLATERAL. THE INABILITY OF OUR AFFILIATE TO CURE THIS DEFAULT OR TO REPAY THE INDEBTEDNESS WOULD JEOPARDIZE OUR AFFILIATE'S ABILITY TO CONTINUE OPERATIONS, WOULD RESULT IN THE LOSS OF A PORTION OF OUR $1.5 MILLION DEPOSIT AND RESULT IN A DECLINE IN OUR STOCK PRICE

         In connection with the purchase of the Human Resource Information Application Software assets of Ross Systems, Inc., Now Solutions issued a promissory note to Ross Systems for $1 million and assumed $5.5 million of notes payable. The $1 million note is due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 is due in February 2003. The $5.5 million note is due on the earlier of February 2006 or if terminated, by either party, in accordance with the terms of these obligations. Vertical Computer had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. Now Solutions has been notified by the lender that it is in default of certain covenants contained in these obligations. Although Vertical Computer believes it is entitled to a portion of its $1.5 million deposit, it is currently in discussions with the lender to resolve NOW Solution's default. Until a settlement is reached, the default by Now Solutions is cured, or Now Solutions continues to makes its payments through February 2003, Vertical Computer will not obtain a return of its deposit, or any portion thereof.


         OUR SUCCESS DEPENDS ON OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO PAY FOR THE EXPENSES OF OUR OPERATIONS

         We believe that our success will depend upon our ability to generate revenues from sales of our Emily and SiteFlash technology products and sponsorship and e-commerce fees from our Internet sites and increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.


         OUR SUCCESS DEPENDS ON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL

         Vertical Computer has funding that is expected to be sufficient to fund its present operations for two months. After two months, Vertical Computer' operations may need to be curtailed or suspended if additional funding is not received. Vertical Computer, however, will need significant additional funding in order to complete its business plan objectives. Accordingly, Vertical Computer will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet its cash requirements. However, there is no guarantee Vertical Computer will raise sufficient capital to execute its business plan. In the event that Vertical Computer is unable to raise sufficient capital, our business plan will have to be substantially modified and our operations curtailed or suspended.


         WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2001 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

         We had a working capital deficit of approximately $6,500,000 at December 31, 2001, which means that our current liabilities exceeded our current assets by $6,500,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2001 were not sufficient to satisfy all of our current liabilities on that date.


         WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         The report of our independent certified public accountants included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2001. This paragraph states that our recurring operating losses, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL

         Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others:

         o     the demand for our Emily and SiteFlash technology;

         o     the level of usage of the Internet;

         o     the level of user traffic on our Web sites;

         o     seasonal trends and budgeting cycles in sponsorship;

         o incurrence of costs relating to the development, operation and expansion of our Internet operations;

         o     introduction   of  new  products  and  services  by  us  and  our
               competitors;

         o     costs incurred with respect to acquisitions;

         o     price competition or pricing changes in the industry;

         o     technical difficulties or system failures; and

         o general economic conditions and economic conditions specific to the Internet and Internet media.


         OUR FAILURE TO PROVIDE SECURE TRANSMISSIONS OF INFORMATION OVER THE INTERNET MAY DISCOURAGE USERS OF OUR ON-LINE OFFERINGS

         A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our services. We may be required to expend significant capital and other resources to protect against these security breaches or to address problems caused by these breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also inhibit the growth of the Internet and other on-line services generally, and our on-line business offerings in particular, especially as a means of conducting commercial transactions. Our security measures may not prevent security breaches, and failure to prevent these security breaches may disrupt our operations and discourage users of our on-line business offerings.


         THE MARKET FOR OUR PRODUCTS AND SERVICES IS NEW AND EVOLVING, AND THE MARKET DEMAND AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES IS HIGHLY UNCERTAIN

         The market for our products and services is new and evolving, and market demand and acceptance of our products and services is highly uncertain. We cannot assure you that our products and services will be attractive enough to a sufficient number of Internet users to generate sponsor revenues or to allow the charging of a subscription fee for our products and services. There also can be no assurance that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and business preferences so as to attract a growing number of users to our Internet sites with characteristics desirable to advertisers and advertising agencies or those users who are otherwise willing to pay to access specific portions of our products and services. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive products and services, making it difficult for us to distinguish our product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted products and services that may have greater appeal than the products and services offered on our Internet sites. If we are unable to develop original and compelling Internet-based products and services, we will be unable to generate sufficient advertising revenues to support our business operations.


         OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO, WHICH MAY MAKE IT MORE DIFFICULT FOR US TO COMPETE AGAINST THEM

         Many, if not all, of our competitors have significantly greater resources than we do. In particular, our competitors have greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than we do. Additionally, our competitors are able to undertake more extensive marketing campaigns and devote substantially more resources to developing products and services than we are. There can be no assurance that we will be able to compete successfully against current or future competitors. Our failure to compete would jeopardize our ability to generate revenues sufficient to support our business operations.


         WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH AND INTEGRATING RECENTLY ACQUIRED COMPANIES

         Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

         o the difficulty of assimilating the operations and personnel of the acquired companies;

         o the potential disruption of our ongoing business and distraction of management;

         o the difficulty of incorporating acquired technology or content and rights into our products and media properties;

         o the correct assessment of the relative percentages of in-process research and development expense which needs to be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

         o the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

         o     unanticipated expenses related to technology integration;

         o the maintenance of uniform standards, controls, procedures and policies;

         o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

         o     the  potential  unknown  liabilities   associated  with  acquired
               businesses.

         We may not be successful in addressing these risks or any other problems encountered in connection with these acquisitions. Our failure to address these risks could negatively affect our business operations through lost opportunities, revenues or profits, any of which would likely result in a lower stock price.


         WE DEPEND UPON THIRD PARTIES FOR CRITICAL ELEMENTS OF OUR BUSINESS

         We depend upon third parties in order to advertise our on-line business offerings on other Internet sites. There can be no assurance that we will establish or maintain such arrangements in the future. We are dependent on third parties for uninterrupted Internet access. In addition, we are dependent on various third parties for substantially all of our news and information. Loss of these services from any one or more of third parties would impair our ability to provide our on-line offerings and would likely result in the loss of any users of our offerings. No assurance can be given as to whether, or on what terms, we would be able to obtain these services from other third parties in the event of the loss of any of these services.


         WE ARE SUBJECT TO SYSTEM DISRUPTIONS AND CAPACITY CONSTRAINTS

         The satisfactory performance, reliability and availability of our Internet sites and our computer network infrastructure are critical to attracting Internet users and maintaining relationships with partners and potential sponsors. System interruptions that result in the unavailability of our Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of our Internet sites to users and sponsors. We may experience periodic system interruptions from time to time in the future. Additionally, any substantial increase in traffic on our Internet sites may require us to expand and adapt our computer network infrastructure. Our inability to add additional computer software, hardware and bandwidth to accommodate increased use of our Internet sites may cause unanticipated system disruptions and result in slower response times. We cannot assure you that we will be able to expand our computer network infrastructure on a timely basis to meet increased use. Any system interruptions or slower response times resulting from these factors could discourage advertisers and users from our on-line offerings. Our Internet operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. There can be no assurance that interruptions in service will not materially adversely affect our operations in the future. While we carry business interruption insurance, we cannot assure you that insurance will be sufficient to provide for all losses or damages that we incur.

         WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, THE IMPACT OF WHICH IS DIFFICULT TO PREDICT

         There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Vertical Computer relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual the property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and dampen the growth in use of the Internet.

         Other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the FCC in the same manner as other telecommunications services. Many areas with high Internet use have begun to experience interruptions in phone service, and local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet providers and to impose access fees. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. If any such proposals are adopted, it could substantially impair the growth of the Internet and adversely affect our on-line offerings. Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of on-line service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's On-line Protection Act and the Children's On-line Privacy Protection Act are intended to restrict the distribution of materials deemed harmful to children and impose additional restrictions on the ability of on-line services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires on-line service providers to report evidence of violations of federal child pornography laws under some circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

         We host a variety of services that enable individuals to exchange information, generate content, conduct business and engage in various on-line activities. The law relating to the liability of providers of these on-line services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud or other theories based on the nature and content of information that we provide, links to or that may be posted on-line or generated by our users. These types of claims have been brought, and sometimes successfully prosecuted, against on-line service providers in the past.

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

         We also periodically enter into arrangements to offer third-party products, services, or content under Vertical Computer brand or via distribution on our properties, including stock quotes and trading information. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourself host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

         OUR  SUCCESS   DEPENDS  ON  OUR  ABILITY  TO  PROTECT  OUR  PROPRIETARY
         TECHNOLOGY

         Our success is dependent, in part, upon our ability to protect and leverage the value of our original Emily and SiteFlash technology products and Internet content, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.


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


         OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o     With a price of less than $5.00 per share;

         o     That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


         WE ANTICIPATE INCREASED OPERATING EXPENSES AND MAY EXPERIENCE LOSSES

         Our lack of an extensive operating history makes prediction of future operating results difficult. We believe that a comparison of our quarterly results is not meaningful. As a result, you should not rely on the results for any period as an indication of our future performance. Accordingly, there can be no assurance that we will generate significant revenues or that we will sustain a level of profitability in the future. We currently intend to expand and improve our Internet operations, fund increased advertising and marketing efforts, expand and improve our Internet user support capabilities and develop new Internet technologies, products and services. As a result, we may experience significant losses on a quarterly and annual basis.

         WE MUST CONTINUE TO DIVERSIFY OUR REVENUE STREAMS

         From time to time, we may entertain new business opportunities and ventures in a broad range of areas. Typically, these opportunities require extended negotiations, the outcome of which cannot be predicted. If we were to enter into such a venture, we could be required to invest a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy. Such an investment could also result in large and prolonged operating losses for us. Further, these negotiations or ventures could place additional, substantial burdens on our management personnel and our financial and operational systems. There can be no assurance that such a venture would ever achieve profitability, and a failure by us to recover the substantial investment required to launch and operate such a venture would have a material adverse effect on our business, financial condition and operating results.

ITEM 7.  FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES



                             -----------------------




                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                             -----------------------

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES


                                    CONTENTS



Report of Independent Certified Public Accountants...........................F-3

Consolidated Financial Statements:
     Consolidated Balance Sheet..............................................F-4
     Consolidated Statements of Operations and Other Comprehensive Loss......F-6
     Consolidated Statements of Stockholders' Equity.........................F-7
     Consolidated Statements of Cash Flows..................................F-11

     Notes to Consolidated Financial Statements.............................F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Los Angeles, California


We have audited the accompanying consolidated balance sheet of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and used substantial funds in its operation. Additionally, at December 31, 2001, the Company had negative working capital of approximately $6,500,000 and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/BDO Seidman, LLP

Los Angeles, California
April 15, 2002

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

Item 1. Consolidated Financial Statements

                                                                                                   December 31,
                                                                                                       2001
-------------------------------------------------------------------------------------------------------------------
                                      Assets
Current Assets
      Cash                                                                                     $           845,459
      Restricted cash                                                                                    1,500,000
      Securities available for sale                                                                        176,000
      Accounts receivable, net of allowance for bad debts of $83,460                                     1,041,601
      Other receivable                                                                                     419,489
      Receivables from officers and employees                                                               44,887
      Prepaid expenses and other assets                                                                     77,884
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                                     4,105,320

Property and equipment, net of accumulated depreciation                                                    514,143
Goodwill, license and software costs, net                                                                7,724,618
Deposits and other                                                                                          20,506
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   $        12,364,587
===================================================================================================================

               Liabilities, Convertible Preferred Stock and Stockholder's Equity

Current liabilities
      Accounts payable and accrued liabilities                                                 $         1,925,893
      Deferred Revenue                                                                                   2,243,375
      Accrued dividends                                                                                    513,712
      Current portion-notes payable, net of discount of $79,042                                          5,908,662
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                               10,591,642

      Convertible debt                                                                                     265,000
      Notes payable, net of discount and current portion                                                 1,305,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                       12,161,642
===================================================================================================================


                       See accompanying  notes to the  consolidated  financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
      Shares authorized; 7,200 shares issued and outstanding                                                45,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
      Shares authorized; 25,000 shares issued and outstanding                                              156,250

Stockholders' Equity

Common Stock; $0.00001 par value; 1,000,000,000 shares authorized
      615,191,422 issued and outstanding                                                                     6,153

      Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
      250,000 shares authorized; 50,000 shares issued and outstanding                                           50

      Series A Preferred Stock; par value $0.001; 750,000 shares authorized;
      no shares issued and outstanding                                                                           0

Series C 4%  Convertible   Preferred  stock;  $100  par  value;  200,000  shares
      authorized; 80,000 shares issued and outstanding
      of which 30,000 are issued to a subsidiary of the Company                                            350,000

      Series C Preferred stock; par value $0.001; 175,000 shares authorized;
      no shares issued and outstanding                                                                           0

      Subscription Receivable                                                                              (2,000)

      Additional paid-in-capital                                                                        24,670,149

      Accumulated deficit                                                                             (25,022,657)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' equity                                                                                   1,695
-------------------------------------------------------------------------------------------------------------------

Total liabilities, convertible preferred stock and
stockholders' equity                                                                           $        12,364,587
===================================================================================================================


                        See accompanying  notes to the  consolidated  financial statements.

                                   VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  For the years ended December 31,
                                                                      2001                2000
                                                               -------------------  ------------------
Revenues
  Licensing and maintenance                                      $      2,239,736   $               -
  Software Development                                                    527,034                   -
  Consulting Services                                                   1,290,719                   -
  Other                                                                    98,599             137,451
                                                               -------------------  ------------------

Total Revenues                                                          4,156,088             137,451

Selling, general and administrative expenses                           13,296,508           5,865,898
                                                               -------------------  ------------------

Operating loss                                                        (9,140,420)         (5,728,447)

Other Income and (expenses)
  Interest income                                                         164,347                   -
  Interest expense                                                      (724,489)                   -
  Gain on sale of subsidiary                                                    -             863,252
                                                               -------------------  ------------------

Loss before minority interest                                         (9,700,562)         (4,865,195)

Minority interest in loss of subsidiary                                   667,667                   -
                                                               -------------------  ------------------

Net loss                                                              (9,032,895)         (4,865,195)
                                                               -------------------  ------------------

Dividend applicable to preferred stock                                  (513,712)           (188,712)

Deemed dividend on issuance of Series A Preferred Stock                         -        (10,000,000)
                                                               ---------------------------------------

Net loss applicable to common stockholders                       $    (9,546,607)   $    (15,053,907)
                                                               ===================  ==================

Basic and diluted loss per share                                 $         (0.02)   $          (0.02)
                                                               ===================  ==================

Basic and diluted weighted average of common shares
Outstanding                                                           585,745,315         745,784,714
                                                               ===================  ==================
Comprehensive income (loss) and its components
  consist of the following:
  Net loss                                                       $    (9,032,895)   $     (4,865,195)
  Gain/(Loss) on securities available for sale                          (420,000)             420,000
                                                               -------------------  ------------------
  Comprehensive loss                                             $    (9,452,895)   $     (4,445,195)
                                                               ===================  ==================

                           See accompanying notes to the consolidated financial statements.

                                        VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               Series A Preferred       Series C Preferred
                                         Common Stock                 Stock                    Stock               Note Receivable
                                      -----------------------  ----------------------  --------------------------     Due From
                                         Shares       Amount    Shares       Amount      Shares        Amount        Shareholder
                                      -----------  ----------- ----------  ----------   --------  --------------- ------------------
Balance, December 31, 1999             935,548,399  $   9,355          -  $         -           -    $      -  $        (166,984)

Cancellation of Shares in
   connection with a legal
   settlement                         (246,470,580)    (2,465)         -            -           -           -            (11,802)
Issuance of Series A Preferred
   Stock, value $0.001 net of
   issuance cost of $1,000,000                   -          -     50,000           50           -           -                  -
Shares issued for professional
   services                                879,688          9          -            -           -           -                  -
Preferred stock dividends                        -          -          -            -           -           -                  -
Shares cancelled in connection
   with sale of Externet World,
   Inc.                               (144,850,000)    (1,449)         -            -           -           -            178,786
Stock options and warrants
   exercised                            59,310,000        594          -            -           -           -                  -
Shares and subscription
   receivable cancelled in
   connection with stock
   rescission                          (31,710,000)      (317)          -            -           -           -                  -
Non-employee compensation
   expense for stock options
   issued                                        -          -          -            -           -           -                  -
Deemed dividend on issuance
   of Series A Preferred Stock                   -          -          -            -           -           -                  -
Comprehensive Loss:
   Net loss                                      -          -          -            -           -           -                  -
   Unrealized gain on securities
   available for sale                            -          -          -            -           -           -                  -
                                  -----------------  --------- ----------  ----------- -----------  ----------  -----------------
   Balance, December 31, 2000          572,707,507 $    5,727     50,000  $        50           -    $      -   $              -
                                  -----------------  --------- ----------  ----------- -----------  ----------  -----------------

                                See accompanying notes to the consolidated financial statements.

                                        VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              Accumulated Other
                                           Subscription         Paid-in         Comprehensive       Accumulated
                                            Receivable          Capital              Loss             Deficit             Total
                                       ------------------ -----------------  ----------------- ------------------- -----------------
Balance, December 31, 1999              $            -   $       389,953     $           -     $     (245,923)     $      (13,599)

Cancellation of Shares in connection
   with a legal settlement                           -             2,465                 -                   -            (11,802)
Issuance of Series A Preferred Stock
   par value $0.001 net of
   issuance cost of $1,000,000                       -         8,999,950                 -                   -           9,000,000
Shares issued for professional
   services                                          -           238,335                 -                   -             238,344
Preferred stock dividends                            -                 -                 -            (364,932)           (364,932)
Shares cancelled in connection
   with sale of Externet World, Inc.                 -             1,449                 -                   -             178,786
Stock options and warrants
   Exercised                                (1,443,700)        3,235,310                 -                   -           1,792,204
Shares and subscription
   Receivable cancelled in
   Connection with stock
   Rescission                                1,441,700        (1,345,758)                -                   -              95,625
Non-employee compensation
   expense for stock options
   Issued                                            -         1,303,264                 -                   -           1,303,264
Deemed dividend on issuance
   of Series A Preferred Stock                       -        10,000,000                 -         (10,000,000)                  0
Comprehensive Loss:
   Net loss                                          -                 -                 -          (4,865,195)         (4,865,195)
   Unrealized gain on securities
   available for sale                                -                 -           420,000                   -             420,000
                                          -------------    --------------    -------------- ---  --------------  --  --------------
   Balance, December 31, 2000            $      (2,000)  $    22,824,968     $     420,000     $   (15,476,050)    $     7,772,695
                                          -------------    --------------    -------------- ---  --------------  --  --------------

                                See accompanying notes to the consolidated financial statements.

                                        VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               Series A Preferred       Series C Preferred
                                         Common Stock                 Stock                    Stock               Note Receivable
                                      -----------------------  ----------------------  --------------------------     Due From
                                       Shares         Amount    Shares       Amount      Shares        Amount        Shareholder
                                      -----------  ----------- ----------  ----------   --------  --------------- ------------------
Balance, December 31, 2000            572,707,507  $     5,727     50,000  $       50          -   $            - $              -

Issuance of warrants for the
   acquisition of NOW Solutions                 -            -          -           -          -                -                -
Issuance of shares for the equity
line with Cornell Capital               7,142,857           72          -           -          -                -                -
Issuance of common stock shares
   for professional services           35,341,058          354          -           -          -                -                -
Preferred stock dividends                       -            -          -           -          -                -                -
Issuance of series C preferred 4%
     cumulative convertible
   stock, par value $100 for the
   acquisition of intellectual
   property                                     -                                         50,000          350,000
Non-employee compensation
   expense for stock options issued             -            -          -           -          -                -                -
Beneficial conversion feature on 6%
   Convertible debentures issued                -            -          -           -          -                -                -
Comprehensive Loss:
   Net loss                                     -            -          -           -          -                -                -
   Unrealized loss on securities
   available for sale                           -            -          -           -          -                -                -

                                    -------------- ----------------------- ----------- ----------  --------------------------------
Balance, December 31, 2001            615,191,422  $     6,153     50,000  $       50     50,000   $      350,000 $              -
                                    ============== ======================= =========== ==========  ================================


                          See accompanying notes to the consolidated financial statements

                                        VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              Accumulated Other
                                            Subscription         Paid-in       Comprehensive       Accumulated
                                             Receivable          Capital            Loss             Deficit            Total
                                          ---------------- -----------------  --------------   -----------------  ----------------
Balance, December 31, 2000                  $    (2,000)    $   22,824,968    $      420,000   $   (15,476,050)    $    7,772,695
Issuance of warrants for the
   acquisition of NOW Solutions                        -           798,500                 -                  -           798,500
Issuance of shares for the equity line
  with Cornell Capital                                             199,928                                                200,000
Issuance of shares of common stock
   for professional services                           -           572,596                 -                  -           572,950
Preferred stock dividends                              -                 -                 -          (513,712)         (513,712)
Issuance of series C preferred 4%
  cumulative convertible
   stock, par value $100 for the
   acquisition of intellectual property                -                 -                 -                  -           350,000
Non-employee compensation
   expense for stock options issued                    -           207,907                 -                  -           207,907
Beneficial conversion feature on 6%
   Convertible debentures issued                       -            66,250                 -                  -            66,250
Comprehensive Loss:
   Net loss                                            -                 -                 -        (9,032,895)       (9,032,895)
   Unrealized loss on securities
   available for sale                                  -                 -         (420,000)                  -         (420,000)

                                          --------------- ----------------- ----------------- ------------------  ----------------
Balance, December 31, 2001                  $    (2,000)    $   24,670,149    $            -   $   (25,022,657)    $        1,695
                                          =============== ================= ================= ==================  ================


                          See accompanying notes to the consolidated financial statements

                                        VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the years ended December 31,
                                                                                               2001                2000
                                                                                       --------------------- ------------------
Cash flows from operating activities

Net loss                                                                                   $    (9,032,895)   $    (4,865,195)

Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interest in loss of subsidiary                                                       (667,667)                  -
    Realized gain on sale of subsidiary                                                                   -          (863,252)
    Depreciation and amortization                                                                 1,433,440            100,702
    Equity loss of unconsolidated affiliate                                                               -             31,453
    Non-employee compensation expense for stocks options issued                                     207,907          1,303,264
    Issuance of common shares for professional services                                             572,950            238,344
    Issuance of common shares for the equity line with Cornell Capital                              200,000                  -
    Beneficial conversion on 6% debentures                                                           66,250                  -
    Compensation expense for stock rescission                                                             -             95,625
    Allowance for bad debts                                                                          83,460                  -
    Write off of royalties                                                                           80,000                  -
    Write off of fixed assets                                                                       203,657                  -
    Write off of investments                                                                        618,547                  -
    Write down of marketable securities                                                             124,000                  -
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       (1,118,623)            (7,781)
      Other receivable                                                                             (24,588)             25,000
      Receivable related party                                                                     (23,257)             38,343
      Royalties Receivable                                                                           20,000          (100,000)
      Prepaids                                                                                     (36,035)           (41,849)
      Deposits                                                                                       48,557           (61,064)
      Accounts payable                                                                            1,395,728             66,438
      Deferred Revenue                                                                            2,243,375                  -
      Dividends payable                                                                            (88,712)                  -
                                                                                        -------------------- ------------------
Net cash used in operating activities:                                                           (3,693,906)       (4,039,972)
                                                                                        ---------------------------------------

Cash flow from investing activities:
    Restriction of cash for debt guarantee                                                      (1,500,000)                  -
    Proceeds from release of restricted cash from
      sale of Subsidiary, net of restricted cash                                                          -            575,779
    Proceeds from release of restricted cash from sale of Subsidiary                                506,419                  -
    Purchase of equipment                                                                         (219,400)          (734,012)
    Purchase of software                                                                          (681,128)                  -
    Purchase of investments                                                                               -          (950,000)
                                                                                        -------------------- ------------------
Net cash used in investing activities                                                           (1,894,109)        (1,108,233)
                                                                                        -------------------- ------------------

                            VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flow from financing activities:
    Proceeds from issuance of Series A Preferred Stock                             -         9,000,000
    Proceeds from stock options exercised                                          -         1,792,204
    Payment of cash dividends                                              (100,000)         (211,111)
    Proceeds from Convertible Debt                                           265,000                 -
    Payment of Notes Payable                                               (902,604)          (45,000)
    Proceeds from issuance of Notes Payable                                1,572,266                 -
                                                                   ------------------    --------------
Net cash provided by financing activities                                    834,662        10,536,093
                                                                   ------------------    --------------

Net increase (decrease) in cash and cash equivalents,                    (4,753,353)         5,387,888
Cash and cash equivalents, beginning of year                               5,598,812           210,924
                                                                   ------------------ -----------------
Cash and cash equivalents, end of year                             $         845,459   $     5,598,812
                                                                   ================== =================


                    See accompanying notes to the consolidated financial statements


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Vertical Computer Systems, Inc. (the "Company") was incorporated in the State of Delaware in April 1993. On October 21, 1999, the Company acquired all the outstanding capital stock of Externet World, Inc. ("EW"), with the issuance of 786,433,100 shares of the Company's common stock. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Therefore, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes. The relevant acquisition process utilizes the capital structure of Vertical Computer Systems, Inc. and the assets and liabilities of EW are recorded at their historical cost. EW is the continuing operating entity for financial reporting purposes. Although EW is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change. In October 2000, Vertical Computer sold its wholly owned subsidiary Externet World, Inc. to Eurovest, Inc., a company of which Terry Washburn, a former member of Vertical Computer's Board of Directors, is an executive officer. Eurovest subsequently sold Externet World to two former shareholders of Vertical Computer and received 147,350,980 shares of Vertical Computer's common stock. As part of a settlement agreement, 144,850,000 common stock shares were cancelled and 2,000,980 shares were retained in trust for Vertical Computer. Further, Eurovest received fees of $72,000 and 500,000 shares of Vertical Computer's common stock.

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, Enfacet, Inc. ("ENF"), Globalfare.com, Inc. ("GFI"), Pointmail.com, Inc. ("PMI"), Scientific Fuel, Inc. ("SFI") and its 60% owned subsidiary, NOW Solutions, Inc. ("NOW").


BUSINESS

Vertical Computer Systems, Inc. is a multinational provider of Web services, underpinning Web technologies, and administrative software services through a global partner distribution network. Web services involve the outsourcing of administrative services software via the Internet, such as ResponseFlash, UniversityFlash and the Emily Agent. Underpinning Web technologies are foundation technologies like our SiteFlash and Emily technologies, which can be used to build Web services. Administrative software services are software products, such as human resources or procurement that provides basic functionality to any operational entity.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements for the year ended December 31, 2001, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at December 31, 2001, the Company had negative working capital of approximately $6,500,000 and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In August 2001, Vertical Computer entered into an Equity Line of Credit Agreement. Under this agreement, Vertical Computer may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. The Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the sale of the shares to be issued under the equity line of credit. However the Company will require additional capital to fund operations and pay down its liabilities, as well as fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

To date,  the  Company has  primarily  generated  revenues  from  licensing  and
maintenance   agreements  from  NOW  Solutions   ("NOW"),   its  majority  owned
subsidiary.

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


CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, whereas, additions, renewals, and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from one to fifteen years.


CAPITALIZED SOFTWARE COSTS

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. At December 31, 2000, no costs have been capitalized due to the insignificance of amounts. At December 31, 2001, $3,800,000 of the purchase price of NOW Solutions, L.L.C. and $740,000 from the purchase of the software assets of Adhesive Software Inc. were allocated to software costs.


LONG-LIVED ASSETS

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.


REVENUE RECOGNITION

For the Company's various services, revenue is generally recognized when services are rendered. In accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"), the Company recognizes revenue on sales of its payroll software products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor's fee is fixed or determinable and (iv) collectability is probable.

Service revenues are recognized ratably over the contractual period or as the services are provided.

Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable from system service consulting sales, which is recognized over the life of the contract.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company has adopted this accounting standard. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25, which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.


INVESTMENTS

Investments in entities in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". Investments in securities with a readily determinable market value in which the Company does not exercise significant influence, does not have control, and does not plan on selling in the near term are accounted for as available for sale securities in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities".


INCOME TAXES

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is provided when management cannot determine whether it is more likely than not the deferred tax asset will be realized. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


EARNINGS PER SHARE

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share. As of December 31, 2001 and 2000, the Company had 251,247,275 and 67,658,338 potentially dilutive shares, respectively, which were not included in the calculation of diluted loss per share because they were anti-dilutive.

On February 7, 2000, the Company executed a 20-for-1 stock split of the Company's Common Stock. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split for all periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the Company's long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The fair value of the loan from shareholder cannot be estimated due to its related party nature.


USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 also requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase of business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangibles assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

During 2001, the Company's business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,705,981 and software costs is $4,018,637. Amortization expense during the year ended December 31, 2001 was $1,251,951. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for the fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of ling-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, material effects of the adoption, if any, cannot be determined at this time.


NOTE 3.  BUSINESS COMBINATIONS

In February 2001, Vertical Computer acquired a 60% interest in NOW Solutions, LLC, a company that develops and maintains human resource software, in exchange for $1,000,000. Also in February 2001, NOW Solutions purchased the Human Resource Information Service Application Software assets ("HRIS") of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 in cash and a promissory note due to Ross for $1,000,000. In addition, the agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by NOW Solutions during the two years subsequent to the purchase. NOW Solutions acquired a $5,500,000 note payable to finance the Ross acquisition and used the excess amount for working capital. Vertical Computer had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. Although Vertical Computer believes it is entitled to a portion of its $1.5 million deposit, it is currently in discussions with the lender to resolve NOW Solution's default. Until a settlement is reached, the default by NOW Solutions is cured, Vertical Computer pursues legal action, or NOW Solutions continues to makes its payments through February 2003, Vertical Computer will not obtain a return of its deposit, or any portion thereof.

Arglen Acquisitions, LLC, ("Arglen") facilitated the NOW Solutions transactions and acquired a 30% interest in NOW Solutions for services provided and received warrants of the Company to purchase 5% of the total outstanding stock of the Company, initially equal to 30,763,943 shares. If, during the last 90 trading day period of the first year from the date of the issuance of the initial set of warrants, the per share value of Vertical Computer's shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to additional warrants to purchase 25,000,000 common shares. If, during the last 90 trading day period of the second year from the date the issuance of the initial set of warrants, the per share value of the Company, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to additional warrants to purchase 25,000,000 common shares. The exercise price of the warrants is $0.08, and the warrants are exercisable for a period of 5 years from the date the warrants are registered for resale or an exemption from registration becomes available. Pursuant to the terms of the operating agreement of NOW Solutions, the Company's interest in NOW Solutions will be reduced to 51% over three years as employees of NOW Solutions will be entitled to receive shares of NOW Solutions' common stock. The NOW Solutions' purchase was accounted for under the purchase method of accounting, with cash of $5,100,000 paid to Ross and a note payable of $1,000,000 due to Ross. Vertical Computer Systems incurred $667,000 for Arglen's 30% interest in NOW Solutions, $798,000 for the value of the Vertical Computer warrants issued to Arglen (valued using the Black-Scholes valuation model), $3,800,000 for intangible assets, and $229,000 in a finders fee and professional charges, $1,800,000 in goodwill, all included as part of the purchase price. The Company and NOW Solutions recognized approximately $7,294,000 of goodwill and other intangible assets in connection with the purchase, which were being amortized over a three to eight year period.

In August 2001, the Company acquired 100% of EnFacet, Inc. for 30,000 shares of Series C 4% Cumulative Convertible preferred stock, which eliminate in consolidation, an assumption of approximately $642,000 in accrued liabilities and notes payable, and direct costs of $115,000.

Additionally, in December 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet in April 2002 (the Company is currently negotiating to extend this date), whereby Vertical Computer would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company shall pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The options are vested, have a strike price of $0.01, and are exercisable for a three year period. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercises its option to obtain a majority interest in iNet in April 2002 (the Company is currently negotiating to extend this date), the Company shall pay to iNet $860,000 in cash or marketable securities, 70,000 shares of Series "C" Preferred Stock, and issue additional 3 year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of common stock each to Nikas and Mattern and 2,000,000 common stock shares to Savage. The strike price is the closing price of the Company common stock on the date of January 6, 2002, and, in the event that the Company does not acquire a majority interest in iNet, these options and warrants will be automatically cancelled.

NOTE 4.  INVESTMENTS

During 2000, the Company paid $400,000 to acquire securities in iNet Purchasing, Inc. ("iNET"). The Company accounts for the investment at cost. In addition, the Company paid $100,000 to receive a royalty of 1% on all iNET sales up to $500,000 and .5% on all sales thereafter. The royalty period is twenty years and all payments are to be made on a quarterly basis. Vertical has not received any payments.

During 2000, the Company made immaterial investments in four joint ventures, which the Company intends to assist in development of software products. The Company owns 50% of all the joint ventures and accounts for the investments using the equity method of accounting. As of December 31, 2000, the Company fully reserved for the carrying value of all joint venture investments, since they were still in the developmental stages, had not begun to recognize any revenue, and recovery of the investment was not considered likely.

During 2000, the Company paid $300,000 to acquire 800,000 shares of common stock of Flightserv.com, Inc. ("FSI"). The Company accounts for the investment as securities available for sale with all unrealized gains and losses recognized as other comprehensive income/(loss), a component of stockholders' equity.

During 2000, the Company paid $250,000 to acquire a 30% interest in Apollo Industries, Inc. ("Apollo"), a company that is in the process of developing smart card technology. The Company accounts for the investment under the equity method of accounting and recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In addition the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recouped, the Company shall receive 1% of all Apollo sales, up to a maximum of $30,000 per year. The royalty agreement expires October 2020. At December 31, 2000, due to the uncertainty regarding the recovery of the royalty, the Company wrote off the $25,000. In 2001, Vertical Computer loaned Apollo $24,000, which was due on June 30, 2001 and an additional $24,000 which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo for each of the two loans. Apollo is in default of the two loans and since repayment is uncertain the Company has fully reserved the investment and the outstanding notes receivable balances at December 31, 2001.


NOTE 5.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company paid Parker, Mills & Patel LLP ("PMP"), its general legal counsel, approximately $182,000 and $4,000 in consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. During 2001, we issued 4,182,000 shares of common stock with a value of $121,000 to William Mills of Parker, Mills & Patel LLP for partial payment of legal services.

During 2001, PMP made advances of approximately $30,000 on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and 3 year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. This note is currently in default.

In February 2000, Vertical Computer reached an agreement with Marc Elalouf, a shareholder of Externet World, in which 246,470,580 common stock shares were cancelled. Vertical Computer also recorded an additional $11,000 for a receivable due from the former owner.

In October 2000, Vertical Computer sold its wholly owned subsidiary Externet World, Inc. for $1,200,000 to Eurovest, Inc., a company of which Terry Washburn, a former member of Vertical Computer's Board of Directors, is an executive officer. Eurovest subsequently sold Externet World to two former shareholders of Vertical Computer and received 147,350,980 shares of Vertical Computer's common stock. As part of a settlement agreement, 144,850,000 common stock shares were cancelled and 2,000,980 shares were retained in trust for Vertical Computer. As part of the transaction, Eurovest received fees of $72,000 and 500,000 shares of Vertical Computer's common stock.

In October 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell in order to repay the loan and by a pledge against the loan by the Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement whereby Vertical and the third party waived any default and agreed to continue to sell the 400,000 shares of eResource Capital Group stock, which Vertical pledged pursuant to the Stock Pledge Agreement as collateral. Vertical Computer further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, Vertical agreed to make a minimum payment of no less than $31,500 by April 5, 2002, a payment of $8,500 by April 6, 2002, ten (10) weekly installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The first $6,000 payment has not been paid and the Company is negotiating an extension.

In November 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell to repay the loan, and by a pledge against the loan by Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir to cover any shortfall. In January 2001, Vertical Computer executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir with regard to the October and November 2001 notes, whereby Vertical Computer would reimburse Mountain Reservoir with an number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement concerning the note, whereby Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The first $7,500 payment has not been paid and the Company is negotiating an extension.

In December 2001, Vertical Computer executed a $425,000 note payable with a third party. Vertical Computer received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note is secured by 36,303,932 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of Vertical Computer that is owned by Mr. Valdetaro, Vertical Computer's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In January 2001, Vertical Computer executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, Vertical Computer agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being transferred to Vertical Computer's account to cover the amounts currently due.

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                                     2001
                                                                     ----

         Goodwill                                               $  4,478,397
         Licenses and software costs purchased                     4,477,743
                                                                ------------
         Total                                                     8,956,140
         Less accumulated amortization                           (1,231,522)
                                                                ------------
                                                                $  7,724,618
                                                                ============

Amortization expense related to goodwill, licenses and software assets during 2001 and 2000 was $1,251,951 and $0 respectively.

In August 2001, the Company acquired the stock of Enfacet for $757,000, excluding the fair market value of $312,000 of Series C stock issued and eliminated in consolidation. The net liabilities acquired in 2001 related to this acquisition are as follows:

                   Accounts payable and accrued expenses           $198,075
                   Notes payable                                    444,000
                                                            ----------------
                   Total Liabilities acquired                      $642,075
                                                            ================

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             December 31,
                                                                 2001
                                                         ------------------
Equipment                                              $           691,912
Leasehold improvements                                              70,130
Furniture and fixtures                                               2,950
                                                         ------------------
Total                                                              764,991
Less accumulated depreciation                                    (250,848)
                                                         ------------------

                                                       $           514,143
                                                         ------------------

Depreciation expense for the year ended December 31, 2001 and 2000 was $181,490 and $100,702, respectively.


NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following:

                                                             December 31,
                                                                2001
                                                          -----------------

Accounts payable                                        $        1,263,257
Accrued payroll                                                    165,701
Accrued liabilities                                                138,280
Accrued sales taxes                                                158,655
Accrued financing fees                                             200,000
                                                          -----------------
                                                        $        1,925,893
                                                          -----------------

NOTE 9.  OTHER RECEIVABLE

Other receivable is primarily comprised of $419,489 in amounts due from Ross for NOW customer prepayments on maintenance contracts for the period subsequent to the acquisition. NOW is withholding payment of $250,000 on the note payable to Ross as an offset to this receivable.


NOTE 10. NOTES PAYABLE AND CONVERTIBLE DEBT

Note payable in the amount of $5,500,000 to Coast Bank,  bearing  interest at prime plus 1.5% (prime was 4.75% at December 31, 2001),  monthly principal and interest  payments of $91,500,  due February
2004.  NOW  Solutions  is in violation  of certain of the loan  covenants.  The note is secured with all of the assets of NOW Solutions,  LLC, a 60% subsidiary and a $1,500,000  security deposit by the
Company.  Vertical  Computer had pledged a $1.5 million deposit as collateral  pursuant to a deposit pledge  agreement  to  guarantee  the first 24 payments of the loan to finance the purchase of HRIS.
Although Vertical  Computer believes it is entitled to a portion of its $1.5 million deposit,  it is currently in discussions  with the lender to resolve NOW Solution's  default.  Until a settlement is reached,  the default by NOW Solutions is cured,  Vertical  Computer  pursues  legal action,  or NOW
Solutions  continues to makes its payments through February 2003,  Vertical Computer will not obtain
a return of its deposit, or any portion thereof.  As such the entire balance is recorded as current.                 $ 4,676,819

Note payable,  unsecured,  in the amount of $1,000,000 to Ross, the note is non-interest bearing and was recorded  with a discount of $79,042,  payments of $250,000  and  $750,000  were due in February
2002 and 2003,  respectively.  The February 2002 payment has not been made, pending an offset to the
Ross receivable.                                                                                                         920,958

Note payable in the amount of $27,558 to Parker,  Mills, Patel, a related party, bearing interest at
6%, unsecured, principal and interest due at January 2002.  The note is delinquent.                                       27,558

Note  payable  in the  amount of $28,190 to Luiz  Valdetaro,  an  officer  of the  Company,  bearing
interest at 10%, unsecured, principal and interest due on demand.                                                         28,190

Note  payable in the amount of  $100,000  to Robert  Farias,  bearing  interest  at 12%,  secured by
eResource  Capital  Group and Vertical  Computer  common  stock,  payable  with a $46,000  principal payment due by April 15,  2002,  and any  outstanding  principal  and interest is due June 10, 2002.
The payment is delinquent.                                                                                               100,000

Note  payable in the amount of  $100,000  to Robert  Farias,  bearing  interest  at 12%,  secured by
Vertical  Computer common stock,  payable with monthly  principal  payments of $7,500 commencing May
2002 and outstanding principal and interest is due September 30, 2002.                                                   100,000

Note  payable in the amount of $280,000 to Robert  Farias,  bearing  interest at 4%,  secured by the
SiteFlash  technology,  payable with three principal  payments of $5,000 commencing in May 2002, and
$10,000  monthly  payment  commencing in August 2002 and  outstanding  principal and interest is due
September  1, 2004.  The May 1, 2002  payment  has not been made and the Company is  negotiating  an
extension.                                                                                                               280,000

Note  payable in the amount of  $211,137  to the  Berche  Family  Trust,  bearing  interest  at 12%, secured by 400,000 shares of eResource (the marketable  security available for sale), with principal
and interest due at maturity on July 31, 2002.                                                                           211,137

Note payable in the amount of $425,000,  to Brighton  Opportunity Fund, LP, bearing interest at 12%, secured by 51,303,932  shares of the  Company's  common  stock,  with  principal and interest due at
maturity on January 31, 2002.  The note is delinquent.                                                                   425,000

Note payable in the amount of  $350,000 to Robert Mokhtarian, bearing interest
at 8%, unsecured, principal and interest due at maturity on February 28, 2003.                                           350,000

Note  payable  in the amount of  $84,000  to Robert  Farias  dated June 1, 2001, bearing interest at 8%, unsecured, with principal and interest due at maturity
on June 1, 2002.                                                                                                          84,000

Note payable in the amount of $10,000 to Daniel Peterson, bearing interest at 8%, unsecured,
principal and interest due at maturity on June 1, 2002.                                                                   10,000
                                                                                                                      ==========

                   Total notes payable                                                                                 7,213,662

                   Less: current maturities, net of discount                                                           5,908,662
                                                                                                                      ----------
                   Long-Term portion of notes payable                                                                 $1,305,000
                                                                                                                      ==========

The minimum principal payments, including the discount of $79,042 required in excess of one year at December 31, 2001 are as follows:

                     YEAR ENDING DECEMBER 31,                         AMOUNT
                                                              ---------------
                     2002                                        $ 5,908,662
                     2003                                          1,220,000
                     2004                                             85,000
                                                                 -----------
                     Total                                       $ 7,213,662
                                                                 ===========

CONVERTIBLE DEBENTURES

            Convertible debentures dated September 11, 2001 payable to Cornell Capital Partners, LP, bearing interest at 6%, convertible into shares of the Company's common stock at either 120%
            of the closing bid price on the date of agreement  or 80% of the 3 lowest  closing bid prices
            20 days prior to the conversion.  The debentures are convertible at the option of the holder, at any time after the  purchase.  Principal  and interest are due at maturity on September 1,
            2006                                                                                              $ 125,000

            Convertible  debentures  dated  October  5, 2001  payable to Cornell  Capital  Partners,  LP, bearing interest at 6%, convertible into shares of the Company's common stock at either 120%
            of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices
            20 days prior to the conversion.  The debentures are convertible at the option of the holder,
            at any time after the purchase.  Principal and interest are due at maturity on October 5, 2006      140,000
                                                                                                              ---------
            Total convertible debentures                                                                      $ 265,000
                                                                                                              =========

NOTE 11.  INCOME TAXES

At December 31, 2001, the Company had available federal and state net operating loss carryforwards of approximately $9,300,000 and $4,600,000 for income tax purposes, which expire in varying amounts through 2021 and 2006, respectively. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions.

Our operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and expense reserves. The temporary differences and the net operating loss carryforward generated deferred tax assets of approximately $5,400,000. We have recorded a 100% valuation allowance against our deferred tax assets, including net operating loss carryforwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


NOTE 12.  COMMON STOCK OPTIONS/WARRANTS

The Company may issue a maximum of 60,000,000 options to acquire shares of its common stock under its stock option plan. Most options issued are non-assignable, non-transferable, have a vesting period of one year from the date of grant and usually expire five years from the date of grant.

As of December 31, 2001, the Company had a subscription receivable of $2,000 due in relation to warrants that were exercised.

On December 27, 2000, the Company executed a rescission agreement with a majority of the individuals that exercised their stock options during fiscal 2000. As part of the rescission, the individuals returned the previously issued shares in exchange for the cancellation of the notes they executed to purchase the options. The Company recognized $95,625 compensation expense in connection with the rescission. During fiscal 2000, the Company received proceeds of $1,792,204 from the exercise of 59,310,000 options and warrants.

Option activity within each plan is as follows:

                                                                               Non-                                Weighted
                                                        Incentive            Statutory                              Average
                                                      Stock Option             Stock                                 Price
                                                          Plans               Options            Warrants          Per Share
                                                     ----------------      --------------      --------------     ------------
Balance outstanding, December 31, 1999                    10,200,000          21,400,000          24,000,000    $        0.03
Options/warrants granted range from $2.00 to
  $0.05 per share                                          2,300,000           2,400,000           9,836,364             0.36
Options/warrants exercised range from $0.50 to
  $0.01 per share                                        (10,710,000)        (22,400,000)        (26,200,000)           (0.04)
Options/warrants rescinded range from $0.50 to
  $0.01 per share                                         10,710,000          21,000,000                   -             0.04
                                                     ----------------      --------------      --------------
Balance/warrants outstanding, December 31, 2000           12,500,000          22,400,000           7,636,364             0.17
Options/warrants granted range from $0.01 to
  $.11 per share                                           8,940,000           3,500,000         126,687,399             0.07
                                                     ----------------      --------------      --------------     ------------
Options/warrants outstanding , December 31, 2001          21,440,000          25,900,000         134,323,763             0.10
                                                     ================      ==============      ==============     ============

NOTE 12.  COMMON STOCK OPTIONS/WARRANTS


Information relating to stock options/warrants at December 31, 2001 summarized by exercise price are as follows:

                                                               Outstanding                              Exercisable
                                              ----------------------------------------------    -----------------------------
                                                            Weighted Average                          Weighted Average
                                              ----------------------------------------------
                                                                  Life           Exercise                         Exercise
Exercise Price Per Share                         Shares         (Months)          Price            Shares           Price
                                              --------------   ------------    -------------    -------------    ------------
Incentive Stock Options:
   $0.01 - $0.50                                 19,940,000           27.5   $         0.05       19,940,000   $       0.050
   $0.51 - $1.25                                  1,500,000           18.0             1.25        1,500,000            1.25
                                               -------------   ------------    -------------    -------------    ------------
                                                 21,440,000           26.8   $         0.13       21,440,000   $        1.30
                                               =============   ============    =============    =============    ============
Nonstatutory Stock Options:
   $0.01 - $0.50                                 25,100,000           33.4   $         0.06       25,100,000   $        0.06
   $0.58 - $2.00                                    800,000           19.9             1.11          800,000            1.11
                                               -------------   ------------    -------------    -------------    ------------
                                                 25,900,000           32.9   $         0.09       25,900,000   $        1.17
                                               =============   ============    =============    =============    ============

Warrants
   $0.01 - $0.35                                134,323,763           40.6   $         .009       51,992,953   $        0.08
                                               =============   ============    =============    =============    ============

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts presented:

                                                       2001              2000
                                                   -----------       -----------

Net loss attributable to common stockholders       $(9,456,607)  $ (15,053,907)
Pro forma                                          $(9,527,592)  $ (15,371,423)

Basic and diluted loss per common share            $     (0.02)  $      (0.02)
Pro forma                                          $     (0.02)  $      (0.03)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants; expected life of options was 1.5 years, expected volatility of 66%, risk-free interest rate of 5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2001 was $0.17 per option.


NOTE 13.  STOCKHOLDERS' EQUITY


COMMON STOCK

During 2000 the Company issued 879,688 shares of common stock for various marketing services. The Company recognized an expense of $238,344 for the services, which was equal to the fair market value of the shares on the dates of issuance.

In August 2001, the Company entered into an Equity Line of Credit agreement, whereby up to $10,000,000 of the Company's common stock may be purchased. The shares must be registered before the sale and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contains a fee of $400,000 payable in common stock in two installments. In September 2001, Vertical Computer issued 7,142,857 shares of common stock valued at $200,000 for the first installment and 12,500,000 shares as part of the second installment, which was paid in March 2002.

During the year ended December 31, 2001, the Company issued 35,341,058 shares of common stock for various services. The Company recognized an expense of $572,950 for the services, which is equal to the fair market value of the shares on the dates of issuance.


PREFERRED STOCK

In February 2000, the Company raised $9,000,000, net of $1,000,000 in offering costs, in connection with the issuance of 50,000 shares of Series A Preferred stock. The Series A shares have cumulative dividends of 4% and are convertible into 500 shares of common stock for every one share of Series A.

In connection with the Series A issuance, the Company recognized a deemed dividend of $10,000,000, which is the beneficial conversion feature the Series A shareholders received when they purchased the shares, limited to the maximum amount of proceeds raised by the Company.

During fiscal 2001, the Company paid cash dividends of $100,000 or $4.22 per share of Series A, in addition to having $513,712 and $364,932 of accrued dividends at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the Company had 7,200 shares of Series B 10% cumulative convertible preferred stock outstanding. The Series B has a par value of $0.001 and is convertible into 3.788 shares of common stock for every one share of Series B. The Series B is not considered equity of the company, since the Series B shareholders' are entitled to receive a portion of any securities or assets that are the result of the Company executing a recapitalization, consolidation, sale or merger ("Special Transactions").

At December 31, 2001 and 2000, the Company had 25,000 shares of Series D 15% cumulative convertible preferred stock outstanding. The Series D has a par value of $0.001 and is convertible into 3.788 shares of common stock for every one share of Series D. The Series D is not considered equity of the Company, since the Series D shareholders' are entitled to receive the same portion of any securities or assets as the Series B shareholders' are entitled to on any Special Transactions.

At December 31, 2001, the Company had issued 80,000 shares of Series C 4% cumulative convertible preferred stock, of which 30,000 was issued to Enfacet and, accordingly, was eliminated in consolidation. The remaining 50,000 shares were issued at a value of $350,000 for the acquisition of intellectual property. The Series C 4% Cumulative has a par value of $100 and is convertible into 400 shares of common stock for every one share of Series C. The dividend on the Series "C" 4% Cumulative Convertible Preferred Stock has cumulative cash dividends accruing at the annual rate of 4% of the Liquidation Value payable quarterly on the first day of April, July, October and January in each year beginning the later of July 1, 2000. The initial dividend paid after the original issuance of any shares of the Series "C" Preferred Stock shall accrue from such date of issuance on a pro rata basis. In the event of liquidation, each share will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

NOTE 14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2001 and 2000 are as follows:

                                                           DECEMBER 31,
                                                           ------------
                                                      2001             2000
                                                      ----             ----

                Cash paid for interest               $  535           $  196
                                                     =======          =======

Non-cash financing activities for the years ended December 31, 2001 and 2000 were as follows:

                                                                                                     December 31,
                                                                                          ------------------------------------
                                                                                              2001                  2000
                                                                                          ----------------     ---------------
Series A cumulative stock dividends                                                     $         488,712     $      (153,821)

Series C cumulative stock dividends                                                                25,000                   -

Deemed dividend                                                                                       -            10,000,000

Exercise of 35,900,000 stock options for notes receivable                                             -            (1,443,700)

Rescission of 31,700,000 stock options and related notes receivable                                   -             1,441,700

Cancellation of 246,470,580 shares of common stock in connection with litigation
   settlement                                                                                         -                (2,465)

Debt incurred to acquire NOW Solutions net of a discount of $79,042                             6,020,958

Issuance of 30,764,943 warrants to purchase shares of the
   Company's common stock for the acquisition of NOW Solutions                                    798,500                   -

Liabilities in excess of assets acquired for the acquisition of Enfacet                           757,075                   -

Issuance of 7,142,857 shares of the Company's common stock
   for the equity line of credit with Cornell Capital                                             200,000                   -

Issuance of 35,341,058 shares of the Company's
   common stock for professional services                                                         572,950             238,344

Issuance of 50,000 shares of series C preferred 4% cumulative
   convertible stock for the acquisition of intellectual property                                 350,000                   -

Non-employee compensation expense for stock options issued                                        207,903           1,303,264

Beneficial Conversion on 6% convertible debentures issued                                          66,250                   -

In addition the Company issued 30,000 shares of series C preferred 4% cumulative convertible stock, with a fair market value of $312,000, for the acquisition of Enfacet. The stock was issued in Enfacet's name and, accordingly, has been eliminated in consolidation.


NOTE 15.  COMMITMENTS AND CONTINGENCIES


COMMITMENTS

The Company leases a building expiring in December 2004. Future minimum rental payments required in excess of one year at December 31, 2001 are as follows:

                Year ending December 31,                   Amount
                ---------------------------------------------------
                   2002                                 $  286,168
                   2003                                    480,890
                   2004                                     95,989
                   2005                                      7,596
                ---------------------------------------------------
                   Total                                $  870,643
                ===================================================

Rental expense for the years ended December 31, 2001 and 2000 was approximately $321,673 and $97,373, respectively.

In connection with the Company's joint venture investments, the Company has pledged to fund up to $500,000 of an investment in India, of which $161,693 has already been provided at December 31, 2001. There is also another commitment to fund up to $100,000 of a software joint venture investment, of which $91,983 has already been provided at December 31, 2001.

In connection with the Ross Acquisition (ROSS), NOW Solutions agreed to pay Ross an additional $750,000 if new license sales, within the first year of the purchase exceed $9,800,000 or if new license sales are less than $9,800,000 but greater than $8,500,000, NOW Solutions will pay Ross an additional $250,000. Within the second year from the purchase date of NOW Solutions, if new license sales exceed $11,500,000, NOW Solutions will pay Ross an additional $250,000. For each additional $500,000 of new license sales, in excess of the maximum earnout amount, in either the first or second year from the purchase date, NOW Solutions will pay Ross a bonus of $100,000, limited to a maximum of $250,000 for the first year and $500,000 for the second year.


ROYALTIES

On December 16, 1999, the Company acquired the software rights to EMILY, a computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every 6 months, based on the net sales of products sold that were developed using the EMILY computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2001 and 2000, respectively.

EMPLOYMENT CONTRACTS

In December 2001, Vertical Computer executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as CEO and President of Vertical Computer. This employment agreement replaces the previous employment agreement. Pursuant to the terms of the December 2001 employment agreement, Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares Vertical Computer common stock at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of non-dilutable stock Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of Vertical Computer's taxable income (without deduction for depreciation Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term.

In addition, the Company is committed under two employment agreements, one for an annual salary of $85,000 which expired in January 2002 and the second for an annual salary of $150,000, which expires in December 2002 and has a renewal term of two years at the Company's option.

OPERATING AGREEMENTS

NOW Solutions, the Company's 60% owned subsidiary has an operating agreement with the Company and the other largest shareholder, in which NOW agreed to pay the Company an annual management fee of $50,000 and the other largest shareholder an annual management fee of $100,000. The management fees are payable on a monthly basis.

LAWSUITS

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, we are involved in the following litigated matters. The case entitled, MARGARET GRECO, ET AL., V. VERTICAL COMPUTER SYSTEMS, INC., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. We believe this matter is without merit and we intend to vigorously defend this action.

A second matter, entitled LE SOCIETE FRANCAISE DE CASINOS V. VERTICAL COMPUTER SYSTEMS, INC., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., a wholly owned subsidiary, which claimed that Vertical Computer was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that Vertical Computer has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of Vertical Computer. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that Le Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to the Company and 40% to Le Societe.

On April 10, 2002, Vertical Computer appointed a fifth representative to the Now Solutions' Executive Committee. On April 12, 2002, Vertical Computer received a letter from Arglen Acquisitions LLC, a member of Now Solutions LLC, accusing Vertical Computer of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen Acquisitions to acquire Vertical Computer's ownership interest in Now Solutions at a discounted price. On May 8, 2002, Vertical Computer demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement, including the appointment of the fifth representative to the Now Solutions' Executive Committee. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against Vertical Computer. In its demand, Arglen Acquisitions alleged that Vertical Computer is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin Vertical Computer from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase Vertical Computer's interest in Now Solutions. Vertical Computer believes these allegations are without merit. Vertical Computer intends to defend its rights and to assert its own claims against Arglen Acquisitions.


NOTE 16.  SUBSEQUENT EVENTS

In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for six months. In consideration of Taurus Global's services, the Company will pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company 's common stock on the day of grant. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to the October and November 2001 notes, whereby the Company would reimburse Mountain Reservoir Corporation with an number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain

Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being sold by the lender account to cover the amounts currently due. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company.



NOTE 16.  SUBSEQUENT EVENTS (CONTINUED)

In March 2002, the Company issued a $100,000 convertible debenture. The debt accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of April 15, 2002, no conversions have taken place.

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note will be payable in August 2002. In addition, interest on $146,420 will accrue beginning on August 17, 2001 and interest on the remaining $64,716 will accrue beginning on September 27, 2001. In connection with the note, the Company issued warrants to purchase 500,000 shares of its common stock. The Company pledged third party securities of eResource Capital Group that is holds. These shares are available for sale as collateral for the note. The warrants vested immediately, have a strike price of $0.028 per share and are exercisable for three years from issuance. The value of the warrants, $5,000 (valued using the Black-Scholes valuation model) has been deferred and will be amortized over the term of the loan.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, Vertical agreed to make a minimum payment of no less than $31,500 by April 5, 2002, a payment of $8,500 by April 6, 2002, ten (10) installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The first $6,000 payment has not bee paid and the Company is negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The May 15, 2002 payment has not been made and the Company is negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum and was due in June 2004. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and shall continue until the principal has been paid in full. All unpaid amounts are due September 2004. The May 1, 2002 payment has not been made and the Company is negotiating an extension.


NOTE 17.  CONCENTRATION OF RISK

During fiscal 2001, 98% of the Company's net sales were made up of NOW Solutions' client base. NOW Solutions had one client who accounted for approximately 5.6% of its total revenues. During fiscal 2000, there were no significant customers.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Vertical Computer's present directors and executive officers are as follows:

   NAME                   AGE    POSITION

   Richard S. Wade        58     President, Chief Executive Officer and Director
   William K. Mills       43     Secretary and Director

RICHARD S. WADE, AGE 58, PRESIDENT, DIRECTOR

         Richard S. Wade is President of Vertical Computer and has been a director since October 1999. Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now Vertical Computer in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications. In March 1998, Struthers Industries, Inc. filed a petition for bankruptcy under the Bankruptcy Act. Prior to these executive positions, Mr. Wade spent over ten years with Duty Free Shoppers, Inc., culminating in his attaining the position of President, U.S. Division from 1978 to 1981. Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, and financial matters. Mr. Wade is a certified public accountant, earning his Bachelor of Science in Accounting at Brigham Young University and a Master of Science in Business Policy from Columbia University Business School.


WILLIAM K. MILLS, AGE 43, SECRETARY, DIRECTOR

         William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills & Patel LLP, where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D'Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College. Active in professional and community organizations, he has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills is also a Board Member of the Didi Hirsch Dental Health Foundation. He has served on the boards of United Way's Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission and the Los Angeles County Judicial Procedures Commission.

         There are no family relationships between any of the executive officers or directors.

         Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

         Vertical Computer's former directors were Dr. Terry Washburn, who became a director in June 2000 and resigned in April 2001, and Gary Freeman, who became a director in February 2001 and resigned in April 2001.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

         To the best of management's knowledge, William Mills did not timely file a Form 3 to report his appointment to our Board of Directors or as an officer of our Company; and Richard Wade filed a Form 5 reporting a transfer of shares during fiscal 2001.

SIGNIFICANT EMPLOYEES


         LUIZ VALDETARO, AGE 43, CHIEF TECHNOLOGY OFFICER

         Mr. Valdetaro was previously a consultant (1993-1997) and Chief Technology Officer (1997-1999) of Diversified Data Resources, a software company. Mr. Valdetaro helped to implement the first PC to Mainframe in Latin America in the late 1970s. Mr. Valdetaro also developed a product called ACE. ACE, an expert based system written in C and assembler using HLLAPI to automate the operations of IBM mainframes which was sold to Diversified Data Resources in 1991. Mr. Valdetaro, a member of Who's Who Executive Club prior to being Chief Technology Officer of Diversified Data Resources, was a Senior Systems Engineer for System/One. Prior to that he was a senior systems engineer for Bank of America. Mr. Valdetaro is a graduate of Pontific Catholic University, Rio de Janeiro, Brazil with a B.S. in Electronic Engineering and a M.S. in Systems Engineering.


         VASU VIJAY, AGE 39, EXECUTIVE VICE-PRESIDENT, TECHNOLOGY STRATEGY

         As the President of EnFacet, Mr. Vijay is responsible for managing the overall operations of Vertical Computer while creating an over-arching strategy and vision to drive towards making EnFacet a successful technology company with a world-class team and a set of high value products and services. Recently, he has successfully led the EnFacet team through developing and releasing two leading innovative software products (NewsFlash and SiteFlash). He has negotiated and consummated the acquisition of EnFacet by Vertical Computer Systems Inc., EnFacet's parent company. From 1997-2001, Mr. Vijay led the Arthur Andersen Business Consulting Advanced Technology team in Austin assisting a variety of small and medium sized businesses in strategy, technology and execution. Mr. Vijay also worked at Accenture from April 1992 to September 1997. Mr. Vijay's extensive industry experience also includes the SuperConducting SuperCollider, Intersoft Inc., and Siemens.


         AUBREY MCAULEY, AGE 38 EXECUTIVE VP, PRODUCT DEVELOPMENT AND SALES SUPPORT

         Aubrey is the founder and chief architect behind Vertical's award-winning SiteFlash products. His expertise is tightly focused on developing core technical frameworks and leveraging these frameworks to solve complex real-world business problems. He has operational responsibility for customer sales support, customer implementation projects, and product research and development. He is also charged with combining business and technical perspectives to guide product development such that our company and product are well positioned to capitalize on the markets of the future. Mr. McAuley has spent the last 14 years researching, writing about, and creating software solutions for the integration of computer technology in complex business environments, including industrial design and manufacturing, high-volume print and multimedia production, and massive online repurposing. He has been managing the product development and professional services teams for SiteFlash and its predecessors since 1994.


         STEPHEN  O.  ROSSETTI,  AGE 51,  EXECUTIVE  VICE-PRESIDENT,  GOVERNMENT
         AFFAIRS

         As a former senior staff member of the House Armed Services Committee and as director of the Readiness Subcommittee staff, Stephen Rossetti brings his extensive government experience and crucial contacts to Vertical Computer. As director of the Readiness Subcommittee staff, Mr. Rossetti helped to oversee nearly $90 billion in annual spending of the Department of Defense and management of the $16 billion defense business and service structure. He also was responsible for the oversight of the Department of Defense information technology program, financial programs, infrastructure, military readiness, and counter-terrorism including chemical and biological weapons preparedness and response. In 1998, the White House appointed Mr. Rossetti to reform Pentagon business processes, including service as Chairman of the Defense Travel Board to overhaul the Department's travel and relocation services for its 4 million employees. During his tenure with the U.S. Federal government, he worked with the Senate and House Government Reform Committees, Budget Committees, Armed Services Committees, Appropriations Committees, and Federal Agencies. In 1996, he was appointed Executive Director for Morale, Welfare and Recreation and Resale Activities in the Office of the Secretary of Defense where he oversaw on-base military businesses with annual revenue of $16 billion. In 1999, he was appointed to serve as the Director of the Department of Defense integrated travel and relocation office. Mr. Rossetti has received several honors for his service from the Congress, the President, and the Secretary of Defense. Since January 2001, he served as President of Markquest, a lobbying and consulting practice in Washington D.C. He now serves as our Executive Vice-President of Government Affairs.

         LAURENT TETARD, AGE 32, DIRECTOR OF OPERATIONS

         Mr. Tetard joined Vertical Computer Systems, Inc. from Externet World, Inc., where he oversaw business development, managed software design projects and handled daily operations. His responsibilities included working with clients and strategic partners to develop business plans, implement strategies and methodologies to support software development. Combining his education and experience, Mr. Tetard has specialized in managing design, implementation, documentation and installation of Internet compatible applications. From 1994 to 1996, Mr. Tetard was a Public Relations Officer with the French Air Force, in Toulouse, France. Earlier in his career, he completed a thesis in collaboration with the French Aeronautics and Space Research Center (ONERA) and served engineering internships at Aerospatiale Matra S.A. Mr. Tetard is an honor's graduate of the noted French Ecole Nationale Superieure D'arts et Metiers (ENSAM), with a BS in Engineering and a MS in Multidisciplinary Engineering.


SIGNIFICANT EMPLOYEES OF NOW SOLUTIONS


         GARRY P. GYSELEN, AGE 39, CHAIRMAN

         As Chairman of Now Solutions, Mr. Gyselen is responsible for establishing and implementing the firms overall strategic direction. He has extensive experience in the areas of corporate finance, mergers and acquisitions, as well as in providing and structuring post-acquisition/financing implementation and value realization strategies. Mr. Gyselen is also President & CEO of Arglen Acquisitions LLC, a New York based private equity/leveraged buyout firm and Senior Managing Director of Thurn & Taxis AG, a Zurich based capital management organization. Prior to founding Arglen, Mr. Gyselen held senior positions with Nesbitt Burns Inc., one of Canada's leading investment banks, Ernst & Young, Deloitte & Touche and Playerston Corporation where he has sourced, negotiated and structured numerous complex transactions including multi-jurisdictional financings, strategic acquisitions and divestitures and restructurings. Mr. Gyselen is a Chartered Accountant (CA) and received post-graduate degrees in business and public accounting from McGill University, Montreal and Insead, France. He holds a B.Sc. from Queen's University, Kingston and is a member of the Canadian Institute of Chartered Accountants, the Ontario Institute of Chartered Accountants and the Order of Chartered Accountants of Quebec.


         MARIANNE E. FRANKLIN, AGE 42, PRESIDENT AND CEO OF NOW SOLUTIONS

         Marianne E. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings extensive experience in the payroll and human resources industry, which included over 8 years working with this product, under Ross Systems, most recently as Vice-President of North American sales. As Vice-President, she built a respected sales division for North America and increased sales revenue by 200% over a three-year period. Prior to this function, she was Director of Ross' Canadian Operations where she grew customer base by 400% over a four-year period. Her background also includes 2 years with ADP and 13 years in the banking industry, working with their payroll products.


         STEPHEN R. GUNN, AGE 47, CHIEF FINANCIAL OFFICER OF NOW SOLUTIONS

         Mr. Gunn was appointed Chief Financial Officer of Now Solutions in April 2001. Prior to joining Now Solutions and Vertical Computer, Mr. Gunn served as the VP Finance for Intelligent Reasoning Systems, Inc., a privately held company that is a provider of capital equipment and software to the electronics manufacturing industry from October 1997 through December 2000. From April 1996 to May 1997, He served as the CFO of Austin Computer Systems, a Singapore based personal computer manufacturing company with operations in Austin, Texas. From August 1994 to March 1996, he served as the Corporate Controller for Austin Computer Systems. Mr. Gunn obtained his public accounting experience with KPMG Peat Marwick and received his CPA designation and practiced as a sole practitioner from 1986 to 1988. He graduated with a BBA from the University of Texas at Austin.


         KENT ORGAIN, AGE 51, VICE-PRESIDENT OF DEVELOPMENT

         Mr. Orgain joined Ross Systems in 1993. From 1989 to 1993, he was Application Maintenance Manager for Tesseract Corporation, a recruiting and workforce management software company. From 1985 to 1989, Mr. Orgain was a member of the technical management staff at Argonaut Information Systems, the original developer of the human resources and payroll product acquired by Ross Systems. Mr. Orgain moves from Ross Systems where he was Director of business development. As Vice-President, Mr. Orgain manages the overall development and direction of the product and the technology. His responsibilities include supporting the multiple platforms, operating systems and database platforms as well as deciding the future technology of the product suite.

         DOROTHY SPOTTS, AGE 41, VICE-PRESIDENT OF SERVICES AND SUPPORT

         Ms. Spotts' responsibilities include the overall management of Application Consulting, Integration Services and Customer Support. She brings with her a variety of practical and proven skills to promote customer satisfaction. She has effectively transitioned Customer Support through three technology generations. Ms. Spotts graduated with a BBA from the University of Texas at Austin. Ms. Spotts joined Ross Systems, Inc. in April 1991 as a Support Analyst in the Customer Support department progressing to Operations Manager. Subsequently, she attained the position of Manager of Integration Services in September 1997. In March 1999, she was promoted to Director of Integration Services and then became Director of Professional Services in July 2000.


         CARMELINA UGGENTI, AGE 42, VICE-PRESIDENT, SALES AND MARKETING SUPPORT

         Ms. Uggenti has the overall responsibility for Now Solutions' global sales, pre-sales, professional services pre-sales and marketing. Prior to this position, Ms. Uggenti worked with Ross Systems for over 8 years and was responsible for the Presales organization. During her tenure, she assisted in expanding the client base in her territory by 200%.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by Vertical Computer, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2001, 2000 and 1999 to Vertical Computer's three highest paid executive officers, who were employed by Vertical Computer as of December 31, 2001. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. No other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                   ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                     ----------------------------------------------   --------------------------------------
                                                                                 AWARDS              PAYOUTS
                                                                      -------------------------    ----------
                                                          OTHER       RESTRICTED
NAME AND                                                  ANNUAL         STOCK         OPTIONS/       LTIP       ALL OTHER
PRINCIPAL POSITION    YEAR       SALARY      BONUS     COMPENSATION    AWARD(S)          SARS        PAYOUTS    COMPENSATION
------------------    ----       ------      -----     ------------    --------          ----        -------    ------------
                                  ($)         ($)          ($)            ($)            (#)           ($)          ($)
Richard Wade,(1)     2001     $162,500(1)         --         --              --        20,850,000        --             --
President and        2000       $145,000          --         --              --                --        --             --
Chief Executive      1999             --          --         --              --                --        --             --
Officer

Luiz Valdetaro,      2001       $150,000          --         --              --                --        --             --
Chief Technology     2000       $145,000          --         --              --                --        --             --
Officer              1999             --          --         --              --                --        --             --

Jeff Davison,(2)     2001       $108,000          --         --              --                --        --             --
Chief Software       2000        $54,000          --         --              --                --        --             --
Officer              1999             --          --         --              --                --        --             --

         No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2000.

(1) Mr. Wade also serves as a Director of Vertical Computer. As a Director, he is entitled to options to purchase up to 250,000 shares of Common Stock that expire 3 years after the date of grant or on February 5, 2004.

(2)      Mr. Davison tendered his resignation in January 2002.


                                                    OPTIONS/SAR GRANT TABLE
-------------------------------------------------------------------------------------------------------------------------------
                      NO. OF          % TOTAL
                    SECURITIES      OPTIONS/SARS                                                                        VESTING
                    UNDERLYING       GRANTED TO                                                             OPTION      FROM
                   OPTIONS/SARS      EMPLOYEES     EXERCISE OR   EXPIRATION   EXTENDED    STRIKE   GRANT    PRICE       GRANT
NAME                  GRANTED         IN 2001       BASE PRICE      DATE      POST SPLIT   PRICE    DATE    EXTENSION     DATE
----                  -------         -------       ----------      ----      ----------   -----    ----    ---------     ----
                                                      ($ PER
                        (#)             (%)           SHARE)
                        ---             ---           ------
Richard Wade(1)       250,000            0.8%          $0.086     02/05/04       250,000   $0.086  02/05/01     21,500   1 year
                   20,600,000           62.2%          $0.100     12/19/04    20,600,000   $0.100  12/20/01  2,060,000  Monthly
Luiz Valdetaro             --              --              --           --            --       --       --          --     --

Jeff Davison (2)           --              --              --           --            --       --       --          --     --

(1) Mr. Wade also serves as a Director of Vertical Computer. As a Director, he is entitled to options to purchase up to 250,000 shares of Common Stock that expire 3 years after the date of grant or on February 5, 2004.

(2)      Mr. Davison tendered his resignation in January 2002.


                                  YEAR-END OPTION VALUES (2000-2001)
------------------------------------------------------------------------------------------------------
                                   NO. OF SECURITIES UNDERLYING
                                       OPTIONS/SARS GRANTED         VALUE OF UNEXERCISED IN-THE-MONEY
                                    AS OF FISCAL YEAR END 2001     OPTIONS AT FISCAL YEAR END 2001 (1)
                                    --------------------------     -----------------------------------
       NAME                        EXERCISABLE    UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
       ----                        -----------    -------------      -----------        -------------
       Richard Wade (2)                  822,222      20,027,778              --                 --

       Jeff Davison (3)               10,000,000              --              --                 --


       Steve Gunn (4)                    250,000              --              --                 --

(1)      Based on Share Price of $0.013 on December 31, 2001.


(2) Mr. Wade also serves as a Director of Vertical Computer. As a Director, he is entitled to options to purchase up to 250,000 shares of Common Stock at a strike price of $0.086 that expire 3 years after the date of grant or on February 5, 2004. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, is entitled to purchase up to 20,600,000 shares of common stock at a strike price of $0.10 that expire 3 years after the shares vest. These shares vest equally on a monthly basis over a 3-year period.


(3) Mr. Davison tendered his resignation in January 2002. Mr. Davison is entitled to options to purchase up to 10,000,000 shares of Common Stock at a strike price of $0.025 that expire 3 years after the date of grant or in December 2002.


(4) Mr. Gunn tendered his resignation as CFO of Vertical Computer in December 2001. Mr. Gunn is entitled to options to purchase up to 250,000 shares of Common Stock at a strike price of $0.086 that expire 3 years after the date of grant or in April 2004.


STOCK OPTIONS AND WARRANTS

         During 2000, Vertical Computer granted nonstatutory stock options to purchase an aggregate of 11,236,364 shares of common stock to various individuals for services provided. These options are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2001.

         On December 27, 2000 Vertical Computer executed a rescission agreement with a majority of the individuals that exercised their stock options during fiscal 2000. As part of the rescission, the individuals returned the previously issued shares in exchange for the cancellation of the note receivable they executed to purchase the options. Julie Holmes and Jeff Davison were beneficiaries of this program. Vertical Computer recognized a $95,625 compensation expense in connection with the rescission.

         During 2001, Vertical Computer granted nonstatutory stock options to purchase an aggregate of 126,687,399 shares of common stock to individuals for services provided. These options are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2001.

         OPTION PLAN. Vertical Computer may issue options to purchase up to 60,000,000 shares of common stock under its stock option plan. Most options issued are non-assignable, non-transferable, have a vesting period of one year from the date of grant and usually expire five years from the date of grant.

         As  of  December  31,  2001,   Vertical  Computer  had  a  subscription
receivable of $2,000 due in relation to warrants that were exercised.

         On December 27, 2000, Vertical Computer executed a rescission agreement with a majority of the individuals that exercised their stock options during fiscal 2000. As part of the rescission, the individuals returned the previously issued shares in exchange for the cancellation of the notes they executed to purchase the options. Vertical Computer recognized $95,625 compensation expense in connection with the rescission. During fiscal 2000, Vertical Computer received proceeds of $1,792,204 from the exercise of 59,310,000 options and warrants.

         Option activity within each plan is as follows:

                                                                               Non-                                Weighted
                                                        Incentive            Statutory                              Average
                                                      Stock Option             Stock                                 Price
                                                          Plans               Options            Warrants          Per Share
                                                     ----------------      --------------      --------------     ------------
Balance outstanding, December 31, 1999                    10,200,000          21,400,000          24,000,000    $        0.03
Options/warrants granted range from $2.00 to
  $0.05 per share                                          2,300,000           2,400,000           9,836,364             0.36
Options/warrants exercised range from $0.50 to
  $0.01 per share                                        (10,710,000)        (22,400,000)        (26,200,000)           (0.04)
Options/warrants rescinded range from $0.50 to
  $0.01 per share                                         10,710,000          21,000,000                   -             0.04
                                                     ----------------      --------------      --------------
Balance/warrants outstanding, December 31, 2000           12,500,000          22,400,000           7,636,364             0.17
Options/warrants granted range from $0.01 to
  $.11 per share                                           8,940,000           3,500,000         126,687,399             0.07
                                                     ----------------      --------------      --------------     ------------
Options/warrants outstanding , December 31, 2001          21,440,000          25,900,000         134,323,763             0.10
                                                     ================      ==============      ==============     ============


         Information relating to stock options/warrants at December 31, 2001 summarized by exercise price are as follows:

                                                               Outstanding                              Exercisable
                                              ----------------------------------------------    -----------------------------
                                                            Weighted Average                          Weighted Average
                                              ----------------------------------------------
                                                                  Life           Exercise                         Exercise
Exercise Price Per Share                         Shares         (Months)          Price            Shares           Price
                                              --------------   ------------    -------------    -------------    ------------
Incentive Stock Options:
   $0.01 - $0.50                                 19,940,000           27.5   $         0.05       19,940,000   $       0.050
   $0.51 - $1.25                                  1,500,000           18.0             1.25        1,500,000            1.25
                                               -------------   ------------    -------------    -------------    ------------
                                                 21,440,000           26.8   $         0.13       21,440,000   $        1.30
                                               =============   ============    =============    =============    ============

Nonstatutory Stock Options:
   $0.01 - $0.50                                 25,100,000           33.4   $         0.06       25,100,000   $        0.06
   $0.58 - $2.00                                    800,000           19.9             1.11          800,000            1.11
                                               -------------   ------------    -------------    -------------    ------------
                                                 25,900,000           32.9   $         0.09       25,900,000   $        1.17
                                               =============   ============    =============    =============    ============

Warrants
   $0.01 - $0.35                                134,323,763           40.6   $         .009       51,992,953   $        0.08
                                               =============   ============    =============    =============    ============


         All stock options issued to employees have an exercise price not less than the fair market value of Vertical Computer's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in Vertical Computer's consolidated financial statements.


DIRECTOR COMPENSATION

         In February 2001, each member of the Board was granted an option exercisable for a period of three years to acquire 250,000 shares of Common Stock at an exercise price of $0.086. No other options or warrants were granted as director compensation during the fiscal year ended December 31, 2001. Non-employee directors are entitled to receive $3,500 per meeting.


LIMITATION OF LIABILITY: INDEMNIFICATION

         Our Bylaws include an indemnification provision under which we have agreed to indemnify directors and officers of Vertical Computer to fullest extent possible from and against any and all claims of any type arising from or related to future acts or omissions as a director or officer of Vertical Computer.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Vertical Computer pursuant to the foregoing, or otherwise, Vertical Computer has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.


EMPLOYMENT AGREEMENTS

         In December 2001, Vertical Computer executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of Vertical Computer. This employment agreement replaces the previous employment agreement. Pursuant to the terms of the December 2001 employment agreement, Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares Vertical Computer common stock at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of stock. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of Vertical Computer's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by Vertical Computer without cause, Mr. Wade would receive base compensation for the remainder of the employment term and his all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with Vertical Computer during the years 1999 and 2000. Due to Vertical Computer's cash shortages, Mr. Wade has deferred his compensation since January 1, 2002.

         In January 2000, Vertical Computer executed an employment agreement with Luiz Valdetaro pursuant to which Mr. Valdetaro serves as Chief Technology Officer of Vertical Computer. Pursuant to the terms of the agreement, Mr. Valdetaro receives an annual base salary of $150,000. Mr. Valdetaro is also entitled to an annual bonus from a bonus pool for executives equal to 5% of Vertical Computer's taxable income (without deduction for depreciation). Mr. Valdetaro's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. Due to Vertical Computer's cash shortages, Mr. Valdetaro has deferred his compensation since January 1, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP BY NAMED EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of December 31, 2001, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are based on 615,191,422 shares of common stock outstanding as of December 31, 2001, together with options, warrants or other securities convertible or exchangeable into shares of common stock within 60 days of December 31, 2001.

                                                   SHARES
                                               OF COMMON STOCK         PERCENT
  NAME AND ADDRESS OF BENEFICIAL OWNER(1)     BENEFICIALLY OWNED       OF CLASS
  ---------------------------------------     ------------------       --------
  William K. Mills                                  4,250,000(2)            *
  Richard Wade                                    139,325,500(3)        21.9%
  Total Directors and Officers (Two People)       143,575,500           22.6%
  Luiz Valdetaro                                   37,702,940(4)         6.1%
  Julie Holmes                                      5,000,000               *
  Jeff Davison                                     10,000,000               *
  Stephen Gunn                                        250,000(5)            *
------------------------------------
*        Means less than 1%.


(1) Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., Los Angeles, CA 90048.


(2) Includes options to purchase up to 250,000 shares of Common Stock that expire 3 years after the date of grant or on April 9, 2004.


(3) Includes options to purchase up to 20,850,000 shares of Common Stock that expire 3 years after the date of grant. Also includes 101,370,050 shares owned by Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a minor child of Mr. Wade. Pursuant two promissory notes for $100,000 each, Mountain Reservoir Corp., pledged to sell up to 10,500,000 shares of common stock owned by Richard Wade to cover any shortfall from the sale of shares of third party common stock owned by Vertical Computer to pay the promissory notes. In addition, the $425,000 note issued in December 2001 is secured by 36,303,932 shares of common stock of Vertical Computer to cover any shortfall in the event of default. These shares are owned by Mountain Reservoir Corp. on behalf of the W5 Family Trust. Mr. Wade is a trustee of the W5 Family Trust. In January 2001, Vertical Computer executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation cover the two pledges of 10,450,000 and 36,303,932 shares of common stock, respectively. Pursuant to these agreements, Vertical Computer agreed to reimburse Mountain Reservoir for any shares sold as collateral to cover the default of any loan. The
         Note is currently in default and the collateral is currently being sold in the lender's account to cover the amounts currently due.


(4) Includes 1,950,000 shares owned by Gabriela Cuny-Valdetaro, 1,950,000 shares owned by Eliza Cuny-Valdetaro, and 1,950,000 shares owned by Louis Francois Cuny-Valdetaro, each of whom are minor children of Mr. Valdetaro. In addition, Valdetaro has pledged to sell up to 20,000,000 shares as collateral for any loans executed on behalf of Vertical Computer. The note is secured by 15,000,000 shares of common stock of Vertical Computer that is owned by Mr. Valdetaro, Vertical Computer's Chief Technology Officer, to cover any shortfall in the event of default. In January 2001, Vertical Computer executed indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover his pledge of 15,000,000 shares of common stock. Pursuant to this agreement, Vertical Computer agreed to reimburse Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being sold in the lender's account to cover the amounts currently due.


(5) Includes options to purchase up to 250,000 shares of Common Stock that expire 3 years after the date of grant or on, April 9, 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 2001 and 2000, Vertical Computer paid Parker, Mills & Patel LLP ("PMP"), its general legal counsel, approximately $182,000 and $4000 in consideration for legal services rendered. William Mills, a partner at PMP, is also a director of Vertical Computer. During 2001, we issued 4,182,000 shares of common stock with a value of $121,000 to William Mills of Parker, Mills & Patel LLP for partial payment of legal services.

         During 2001, PMP made advances of approximately $30,000 on behalf of Vertical Computer. In exchange, PMP received a 6% promissory note due January 2002 and 3-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. This note is currently in default.

         In February 2000, Vertical Computer reached an agreement with Marc Elalouf holder of Externet World, in which 246,470,580 common stock shares were cancelled. Vertical Computer also recorded an additional $11,000 for a receivable due from the former owner.

         In October 2000, Vertical Computer sold its wholly owned subsidiary Externet World, Inc. to Eurovest, Inc., a company of which Terry Washburn, a former member of Vertical Computer's Board of Directors, is an executive officer. Eurovest subsequently sold Externet World to two former shareholders of Vertical Computer and received 147,350,980 shares of Vertical Computer's common stock. As part of a settlement agreement, 144,850,000 common stock shares were cancelled and 2,000,980 shares were retained in trust for Vertical Computer. As part of the transaction, Eurovest received fees of $72,000 and 500,000 shares of Vertical Computer's common stock. An additional 980 shares should have been retired and the amount was deemed immaterial.

         In October 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell in order to repay the loan and by a pledge against the loan by the Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement whereby Vertical and the third party waived any default and agreed to continue to sell the 400,000 shares of eResource Capital Group stock, which Vertical pledged pursuant to the Stock Pledge Agreement as collateral. Vertical Computer further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, Vertical agreed to make a minimum payment of no less than $31,500 by April 5, 2002, a payment of $8,500 by April 6, 2002, ten (10) weekly installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The first $6,000 payment has not been paid and Vertical Computer is negotiating an extension.

         In November 2001, Vertical Computer executed a $100,000 promissory note with an unrelated party. The note bears interest at 12% per annum and all unpaid principal and interest was due February 2002. The note is secured by third party securities owned by Vertical Computer, which it intends to sell to repay the loan, and by a pledge against the loan by Mountain Reservoir Corp., to sell up to 5,225,000 shares of common stock owned by Mountain Reservoir to cover any shortfall. In January 2001, Vertical Computer executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir with regard to the October and November 2001 notes, whereby Vertical Computer would reimburse Mountain Reservoir with an number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In April 2002, Vertical Computer entered into an amendment agreement concerning the note, whereby Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The first $7,500 payment has not been paid and Vertical Computer is negotiating an extension.

         In December 2001, Vertical Computer executed a $425,000 note payable with a third party. Vertical Computer received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note is secured by 36,303,932 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of Vertical Computer that is owned by Mr. Valdetaro, Vertical Computer's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. In January 2001, Vertical Computer executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, Vertical Computer agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being transferred to Vertical Computer's account to cover the amounts currently due.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    The following exhibits are filed as part of this filing:

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
2.1                   Certificate of Ownership and Merger Merging Scientific   Incorporated by reference to Exhibit 1.1 to
                      Fuel Technology, Inc. into Vertical Computer Systems,    the Registrant's Form 8-K 12G3 filed on May 2,
                      Inc.                                                     2000

2.2                   Stock Purchase Agreement dated April 5, 2000 between     Incorporated by reference to Exhibit 2.2 to
                      the Company and all the shareholders of Globalfare.com   the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

2.3                   Stockholders Agreement dated October 12, 2000 between    Incorporated by reference to Exhibit 2.3 to
                      the Company and Vijay Amritraj                           the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

2.4                   Vertical - iNPI LLC Operating Agreement dated            Incorporated by reference to Exhibit 2.4 to
                      April 26, 2000                                           the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

2.5                   INet Government Services LLC Operating Agreement dated   Incorporated by reference to Exhibit 2.5 to
                      April 28, 2000                                           the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

3.1                   Original Unamended Certificate of Incorporation of       Incorporated by reference to Exhibit 1.2 to
                      Vertical Computer Systems, Inc. (f/k/a Xenogen           the Registrant's Form 8-K 12G3 filed on May 2,
                      Technology, Inc.)                                        2000

3.2                   Certificate of Amendment of Certificate of               Incorporated by reference to Exhibit 3.2 to
                      Incorporation (change name to Vertical Computer          the Registrant's Form 10-KSB/A filed on May
                      Systems, Inc.)                                           17, 2001

3.3                   Certificate of Designation of 10% Cumulative             Incorporated by reference to Exhibit 3.3 to
                      Redeemable Series B Preferred Stock                      the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

3.4                   Certificate of Designation of 15% Cumulative             Incorporated by reference to Exhibit 3.4 to
                      Redeemable Series D Preferred Stock                      the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

3.5                   Certificate of Amendment of Certificate of               Incorporated by reference to Exhibit 3.5 to
                      Incorporation (2000)                                     the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

3.6                   Certificate of Designation of 4% Cumulative Redeemable   Incorporated by reference to Exhibit 3.6 to
                      Series A Preferred Stock                                 the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

3.7                   Amended and Restated Bylaws of the Company               Incorporated by reference to Exhibit 3.7 to
                                                                               the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
4.2                   Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.2 to
                      and Ujjwal Bhowmik dated December 17, 1999               the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.3                   Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.3 to
                      and Juan Caballero dated December 17, 1999               the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.4                   Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.4 to
                      and Tawee Ekundomsin dated December 17, 1999             the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.5                   Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.5 to
                      and John R. Feeney dated December 20, 1999               the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.6                   Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.6 to
                      Registrant and Julie M. Holmes Dated December 20, 1999   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.7                   Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.7 to
                      and Laurent H. Tetard dated December 18, 1999            the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.8                   Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.8 to
                      Registrant and Andre Bertrand dated December 16, 1999    the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.9                   Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.9 to
                      Registrant and Jeff Davison dated December 16, 1999      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.10                  Non-Statutory Stock Option Agreement between             Incorporated by referenced to Exhibit 4.10 to
                      Registrant and Bee C. Lavery dated December 16, 1999     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.11                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.11 to
                      Registrant and Donn F. Morey dated December 16, 1999     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.12                  Incentive Stock Option Agreement between Registrant an   Incorporated by reference to Exhibit 4.12 to
                      Steve Lu dated December 19, 2000                         the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.13                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.13 to
                      and Ujjwal Bhowmik dated February 5, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.14                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.14 to
                      and Juan Caballero dated February 5, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.15                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.15 to
                      and Tawee Ekundomsin dated February 5, 2001              the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
4.16                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.16 to
                      and John R. Feeney dated February 5, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.17                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.17 to
                      and Laurent H. Tetard dated February 5, 2001             the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.18                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.18 to
                      and Diane Castillo dated February 5, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.19                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.19 to
                      and Carlos Lomheim dated February 5, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.20                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.20 to
                      and Alex Federico dated February 5, 2001                 the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.21                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.21 to
                      and Jeannifer Caldona dated February 5, 2001             the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.22                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.22 to
                      and Geoffrey Golliher dated February 5, 2001             the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.23                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.23 to
                      and Feng Yu (Frank) Zhou dated February 5, 2001          the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.24                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.24 to
                      and Jennifer Kim dated February 5, 2001                  the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.25                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.25 to
                      and Daniela Moura dated February 5, 2001                 the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.26                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.26 to
                      and James Kim dated February 5, 2001                     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.27                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.27 to
                      Registrant and Gary Freeman dated February 14, 2001      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.28                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.28 to
                      Registrant and William Mills dated February 5, 2001      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.29                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.29 to
                      and Richard Wade dated February 5, 2001                  the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.30                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.30 to
                      Registrant and Terry Washburn dated February 5, 2001     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
4.31                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.31 to
                      Registrant and Vijay Amritraj dated June 5, 2001         the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.32                  Non-Statutory Stock Option Agreement between             Incorporated by reference to Exhibit 4.32 to
                      Registrant and Munish Gupta dated June 5, 2001           the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.33                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.33 to
                      and Tawee Ekundomsin dated June 15, 2001                 the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.34                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.34 to
                      and John R. Feeney dated June 15, 2001                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.35                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.35 to
                      and Laurent Tetard dated June 15, 2001                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.36                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.36 to
                      and Diane Castillo dated June 15, 2001                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.37                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.37 to
                      and Geoffrey Golliher dated June 15, 2001                the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.38                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.38 to
                      and Frank Zhou dated June 15, 2001                       the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.39                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.39 to
                      and Jennifer Kim dated June 15, 2001                     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.40                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.40 to
                      and James Kim dated June 15, 2001                        the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.41                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.40 to
                      and James Kim dated June 15, 2001                        the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.42                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.42 to
                      and Fabian Marta dated June 15, 2001                     the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.43                  Incentive Stock Option Agreement between Registrant      Incorporated by reference to Exhibit 4.43 to
                      and Daniela Moura dated June 15, 2001                    the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.44                  Warrant Agreement between Registrant and Phil            Incorporated by reference to Exhibit 4.44 to
                      Alexander dated October 23, 2000                         the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
4.45                  Warrant Agreement between Registrant and Phil            Incorporated by reference to Exhibit 4.45 to
                      Alexander dated October 23, 2000                         the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.46                  Warrant Agreement between Registrant and Michael Blum    Incorporated by reference to Exhibit 4.46 to
                      dated October 23, 2000                                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.47                  Warrant Agreement between Registrant and Michael Blum    Incorporated by reference to Exhibit 4.47 to
                      dated October 23, 2000                                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.48                  Warrant Agreement between Registrant and Gary Blum       Incorporated by reference to Exhibit 4.48 to
                      dated February 5, 2001                                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.49                  Warrant Agreement between Registrant and Donald P.       Incorporated by reference to Exhibit 4.49 to
                      Hatlely dated March 5, 2001                              the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.50                  Warrant Agreement between Registrant and Robert Wagman   Incorporated by reference to Exhibit 4.50 to
                      dated May 1, 2001                                        the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.51                  Warrant Agreement between Registrant and Robert Wagman   Incorporated by reference to Exhibit 4.51 to
                      dated June 1, 2001                                       the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.52                  Warrant Agreement between Registrant and Mark Kellner    Incorporated by reference to Exhibit 4.52 to
                      dated January 18, 2001                                   the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.53                  Warrant Agreement between Registrant and Stephen Gunn    Incorporated by reference to Exhibit 4.53 to
                      dated April 9, 2001                                      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

4.54                  Warrant Agreement between Registrant and Gary L. Blum    Incorporated by reference to Exhibit 4.54 to
                      dated June 15, 2001                                      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.1                  1999 Stock Option Plan of the Company                    Incorporated by reference to Exhibit 10.1 to
                                                                               the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

10.2                  Business Development and Marketing Agreement between     Incorporated by reference to Exhibit 10.2 to
                      the Company and Avenel Alliance, Inc.                    the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

10.3                  Marketing Agreement between the Company and              Incorporated by reference to Exhibit 10.3 to
                      Entertainment Marketing Group                            the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

10.4                  Employment Agreement between the Company and Richard     Incorporated by reference to Exhibit 10.4 to
                      Wade                                                     the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.5                  Agreement between Registrant and Xatnu, Inc. dated       Incorporated by reference to Exhibit 10.1 to
                      October 16, 2000                                         the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.6                  Agreement between Registrant and Xatnu, Inc. dated       Incorporated by reference to Exhibit 10.2 to
                      June 29, 2001                                            the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.7                  Agreement between Registrant and Parker Mills Patel      Incorporated by reference to Exhibit 10.3 to
                      dated June 29, 2001                                      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.8                  Agreement between Registrant and Franklin Financial      Incorporated by reference to Exhibit 10.4 to
                      dated July 9, 2001                                       the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.9                  Agreement between Registrant and Gary L. Blum, Esq.      Incorporated by reference to Exhibit 10.5 to
                      dated July 10, 2001                                      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.10                 Agreement between Registrant and Taurus Global, LLC      Incorporated by reference to Exhibit 10.6 to
                      dated July 9, 2001                                       the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.11                 Agreement between Registrant and M.S. Farrell & Co.,     Incorporated by reference to Exhibit 10.7 to
                      Inc. dated July 9, 2001                                  the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001

10.12                 Letter Agreement dated as of February 23, 2001 between   Incorporated by reference to Exhibit 2.1 to
                      Arglen Acquisitions, LLC and the Registrant              the Company's 8-K filed on May 16, 2001

10.13                 Now Solutions, LLC Operating Agreement dated as of       Incorporated by reference to Exhibit 2.2 to
                      February 27, 2001 between Arglen Acquisitions LLC and    the Company's 8-K filed on May 16, 2001
                      the Registrant

10.14                 Certificate of Designation of Vertical Computers, Inc.   Incorporated by reference to Exhibit 3.1 to
                      Series "C" 4% Cumulative Convertible Preferred Stock     Company's Form 10-QSB/A filed on December 19,
                                                                               2001

10.15                 (a) Berche Promissory Note dated August 13, 2001         Incorporated by reference to Exhibit 10.1 to
                                                                               the Company's Form 10-QSB/A filed on December
                      (b) Berche Stock Pledge Agreement dated August 13, 2001  19, 2001

                      (c) Berche Warrants dated August 13, 2001

10.16                 Equity Line of Credit Agreement between the Company      Incorporated by reference to Exhibit 10.2 to
                      and Cornell Capital Partners, L.P. dated August 16,      the Company's Form 10-QSB/A filed on December
                      2001                                                     19, 2001

10.17                 Securities Purchase Agreement between the Company and    Incorporated by reference to Exhibit 10.3 to
                      third party buyers for $250,000 of Convertible           the Company's Form 10-QSB/A filed on December
                      Debentures                                               19, 2001

10.18                 Enfacet, Inc. Stock Purchase Agreement dated             Incorporated by reference to Exhibit 10.4 to
                      August 21, 2001                                          the Company's Form 10-QSB/A filed on December
                                                                               19, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.19                 Agreement between Enfacet and the Company dated August   Incorporated by reference to Exhibit 10.5 to
                      24, 2001                                                 the Company's Form 10-QSB/A filed on December
                                                                               19, 2001

10.20                 Agreement between Registrant and Chuck Ashman dated      Incorporated by reference to Exhibit 10.1 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.21                 Agreement between Registrant and Michael Blum dated      Incorporated by reference to Exhibit 10.2 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.22                 Agreement between Registrant and Gary Blum dated         Incorporated by reference to Exhibit 10.3 to
                      November 2, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.23                 Agreement between Registrant and Justin Davis dated      Incorporated by reference to Exhibit 10.4 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.24                 Agreement between Registrant and Allison Enderle dated   Incorporated by reference to Exhibit 10.5 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.25                 Agreement between Registrant and Robert Farias dated     Incorporated by reference to Exhibit 10.6 to
                      October 30, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.26                 Agreement between Registrant and Donald P. Hateley       Incorporated by reference to Exhibit 10.7 to
                      dated October 29, 2001                                   the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.27                 Agreement between Registrant and Annette Keith dated     Incorporated by reference to Exhibit 10.8 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.28                 Agreement between Registrant and Aubrey McAuley dated    Incorporated by reference to Exhibit 10.9 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.29                 Agreement between Registrant and Tom McCloskey dated     Incorporated by reference to Exhibit 10.10 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.30                 Agreement between Registrant and William Mills dated     Incorporated by reference to Exhibit 10.11 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.31                 Agreement between Registrant and Leroy Molock dated      Incorporated by reference to Exhibit 10.12 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.32                 Agreement between Registrant and David Rezeieh dated     Incorporated by reference to Exhibit 10.13 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.33                 Agreement between Registrant and Steve Rosetti dated     Incorporated by reference to Exhibit 10.14 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.34                 Agreement between Registrant and Priyam Sharma dated     Incorporated by reference to Exhibit 10.15 to
                      November 2, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.35                 Agreement between Registrant and Jacob Stearns dated     Incorporated by reference to Exhibit 10.16 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.36                 Agreement between Registrant and Marilyn Stewart dated   Incorporated by reference to Exhibit 10.17 to
                      November 1, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.37                 Agreement between Registrant and Vasu Vijay dated        Incorporated by reference to Exhibit 10.18 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.38                 Agreement between Registrant and Vijay Armitraj dated    Incorporated by reference to Exhibit 10.19 to
                      October 29, 2001                                         the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.39                 Agreement between Registrant and Taurus Global, LLC      Incorporated by reference to Exhibit 10.20 to
                      dated July 9, 2001                                       the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.40                 Agreement between Registrant and M.S. Farrell & Co.,     Incorporated by reference to Exhibit 10.21 to
                      Inc. dated July 9, 2001                                  the Company's Registration Statement on Form
                                                                               S-8 filed on November 8, 2001

10.41                 Equity Line of Credit Agreement dated as of August       Provided herewith
                      2001, between the Company and Cornell Capital
                      Partners, L.P.

10.42                 Registration Rights Agreement dated as of August  2001   Provided  herewith
                      between  the  Company  and the  buyers identified
                      therein.

10.43                 Escrow Agreement dated as of August 2001 among the       Provided herewith
                      Company, Yorkville Advisors Management, LLC and First
                      Union National Bank.

10.44                 Form of Debenture                                        Provided herewith

10.45                 Securities Purchase Agreement dated as of August 2001    Provided herewith
                      among between the Company and the buyers identified
                      therein.

10.46                 Consulting Agreement dated as of August 2001 between     Provided herewith
                      the Company and Yorkville Advisors Management, LLC.




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.47                 Placement Agent Agreement dated as of August 2001        Provided herewith
                      among the Company, Westrock Advisors, Inc. and Cornell
                      Capital Partners, L.P.

10.48                 Registration Rights Agreement dated as of August 2001    Provided  herewith
                      between the Company and Cornell Capital Partners, L.P.

10.49                 Escrow Agreement dated as of August 2001 among the       Provided herewith
                      Company, Cornell Capital Partners, L.P., Butler
                      Gonzalez LLP and First Union National Bank.

10.50                 Warrant dated as of November 2001 given by the Company   Provided herewith
                      to Parker, Mills & Patel, LLP

10.51                 Promissory Note dated as of November 2001 given by the   Provided herewith
                      Company to Parker, Mills & Patel, LLP

10.52                 Promissory Note dated as of December 2001 given by the   Provided herewith
                      Company to Brighton Opportunity Fund, LP

10.53                 Bridge loan dated as of December 2001 given by the       Provided herewith
                      Company to Brighton Opportunity Fund, LP

10.54                 Option Agreement dated as of December 2001 given by      Provided herewith
                      the Company to iNetPurchasing, Inc.

10.55                 Stock Pledge Agreement dated as of December 2001 given   Provided herewith
                      by Mountain Reservoir Corp. to Brighton Opportunity
                      Fund, LP

10.56                 Option Agreement dated as of December 2001 given by      Provided herewith
                      the Company to Basil Nikas

10.57                 Option Agreement dated as of December 2001 given by      Provided herewith
                      the Company to Robin Mattern

10.58                 Option Agreement dated as of December 2001 given by      Provided herewith
                      the Company to Wayne Savage

10.59                 Consulting Agreement dated as of January 2002 between    Provided herewith
                      the Company and Taurus Global, LLC

10.60                 Reimbursement and Indemnity Agreement dated as of        Provided herewith
                      January 2002 between the Company and Luiz Claudio
                      Valdetaro Galvao e Mello

10.61                 Stock Pledge Agreement dated as of December 2001 given   Provided herewith
                      by Luiz Claudio Valdetaro Galvao e Mello to Brighton
                      Opportunity Fund, LP

10.62                 Amendment Agreement dated as of January 2002 between     Provided herewith
                      the Company and Strategic Media Alliance

10.63                 Memorandum of Agreement dated as of January 2002         Provided herewith
                      between the Company and Strategic Media Alliance




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.64                 Service Agreement dated as of October 31, 2001 between   Provided herewith
                      the Company and Robert Farias

10.65                 Promissory Note Agreement as of October 31, 2001         Provided herewith
                      between the Company and Paradigm Sales, Inc.

10.66                 Asset Pledge Agreement as of October 31, 2001 between    Provided herewith
                      the Company and Robert Farias

10.67                 Letter Agreement as of October 31, 2001 between the      Provided herewith
                      Company and Robert Farias

10.68                 Promissory Note Agreement as of October 31, 2001         Provided herewith
                      between the Company and Robert Farias

10.69                 Stock Pledge Agreement as of October 31, 2001 between    Provided herewith
                      the Company and Robert Farias

10.70                 Stock Pledge Letter Agreement as of October 31, 2001     Provided herewith
                      between the Company and Robert Farias

10.71                 Promissory Note Agreement as of November 7, 2001         Provided herewith
                      between the Company and Robert Farias

10.72                 Employment Agreement as of December 1, 2001 between      Provided herewith
                      the Company and Richard Wade

10.73                 Warrant Agreement as of December 19, 2001 between the    Provided herewith
                      Company and Richard Wade

10.74                 Warrant Agreement as of December 19, 2001 between the    Provided herewith
                      Company and Richard Wade

10.75                 Reimbursement and Indemnity Agreement as of January      Provided herewith
                      15, 2002 between the Company and Luiz Claudio
                      Valdetaro Galvao e Mello

10.76                 Reimbursement and Indemnity Agreement as of January      Provided herewith
                      15, 2002 between the Company and Mountain Reservoir
                      Corporation

10.77                 Reimbursement and Indemnity Agreement as of January      Provided herewith
                      15, 2002 between the Company and Mountain Reservoir
                      Corporation

10.78                 Reimbursement and Indemnity Agreement as of January      Provided herewith
                      15, 2002 between the Company and Mountain Reservoir
                      Corporation

10.79                 Letter Amendment Agreement as of April 5, 2002 between   Provided herewith
                      the Company and Robert Farias



EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.80                 Asset Purchase Agreement dated November 14, 2001         Provided herewith
                      between the Company and Paradigm Sales, Inc.

21.1                  Subsidiaries of the Company                              Incorporated by reference to Exhibit 21.1 to
                                                                               the Registrant's Form 10-KSB/A filed on May
                                                                               17, 2001

23.1                  Consent of BDO Seidman LLP                               Provided herewith

         (b)      REPORTS ON FORM 8-K:  NONE.

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

         On March 23, 2001, the Company filed a report on Form 8-K for acquisition of 60% of Now Solutions LLC.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 20, 2002.



                                 By:    /s/ Richard Wade
                                    --------------------------------------
                                        Richard Wade, President and
                                        Chief Executive Officer


                                 By:    /s/ Anthony Fidaleo
                                    --------------------------------------
                                        Anthony Fidaleo, Controller  (Principal
                                        Accounting Officer)


                                 DIRECTORS:


                                 By:    /s/ Richard Wade
                                    --------------------------------------
                                        Richard Wade, Director


                                 By:    /s/ William Mills
                                    --------------------------------------
                                        William Mills, Director