Form 10QSB
period 2002-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2002-06-24
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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



   Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes || No |X|

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value
   $.00001 per share,627,691,422 shares issued and outstanding as of June 24,
                                      2002.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                             Page


Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets (unaudited) as of
        March 31, 2002                                                     3

        Condensed Consolidated Statements of Operations (unaudited)
        for the Three Months Ended March 31, 2002 and 2001                 5

        Condensed Consolidated Statements of Stockholders' Equity
        (unaudited) for The Three Months Ended March 31, 2002              6

        Condensed Consolidated Statements of Cash Flows (unaudited) for
        The Three Months Ended March 31, 2002 and 2001                     7

        Notes to Condensed Consolidated Financial Statements               9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         15


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                 21

Item 2  Changes in Securities and Use of Proceeds                         22

Item 3  Defaults Under Senior Securities                                  23

Item 4. Submission of Matters To A Vote Of Security Holders               24

Item 5  Other Information                                                 25

Item 6. Exhibits and Reports on Form 8-K                                  25

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance
Sheet

                                                       March 31,
                                                          2002
--------------------------------------------------------------------------------
                       Assets

Current Assets
      Cash                                                           $   620,185
      Restricted cash                                                  1,500,000
      Securities available for sale                                       80,500
      Accounts receivable, net of allowance for bad debts of $103,650  1,117,440
      Other receivable                                                    49,489
      Receivables from related party                                      39,755
      Prepaid expenses and other assets                                  123,656
--------------------------------------------------------------------------------

Total Current Assets                                                   3,531,025

Property and equipment, net of accumulated depreciation                3,472,800
Goodwill and other intangibles, net                                    3,818,949
Deposits and other                                                         7,270
--------------------------------------------------------------------------------

Total Assets                                                        $ 10,830,044
================================================================================

    Liabilities, Convertible Preferred Stock and Stockholder's Equity/ (Deficit)

Current liabilities
      Accounts payable and accrued liabilities                      $  2,599,744
      Deferred Revenue                                                 2,233,127
      Accrued dividends                                                  663,712
      Current portion-notes payable                                    6,523,951
--------------------------------------------------------------------------------

Total current liabilities                                             12,020,534

      Convertible debt                                                   265,000
      Notes payable, net of discount and current portion                 145,000
--------------------------------------------------------------------------------

Total liabilities                                                     12,430,534
================================================================================

See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                       March 31,
                                                                            2002

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000       45,000
        Shares authorized; 7,200 shares issued and outstanding

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000      156,250
        Shares authorized; 25,000 shares issued and outstanding

Minority interest                                                              -

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized           6,278
        627,691,422 issued and outstanding

        Series A 4% Convertible Cumulative  Preferred stock; $0.001           50
        par value; 250,000 shares authorized; 50,000 shares issued and outstanding

        Series A Preferred Stock; par value $0.001; 750,000 shares
        authorized; no shares issued and outstanding                           -

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000 shares authorized; 80,000 shares issued and outstanding of which 30,000
        are issued to a subsidiary of the Company                         50,000

        Series C Preferred stock; par value $0.001; 175,000 shares             -
        authorized; no shares issued and outstanding

        Subscription Receivable                                          (2,000)

        Additional paid-in-capital                                    24,911,211

        Accumulated deficit                                         (27,058,088)

        Accumulated other comprehensive (loss)                           (9,191)
--------------------------------------------------------------------------------

Total Stockholders' deficit                                          (1,801,740)
--------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                         $ 10,830,044
================================================================================

See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries

Condensed Consolidated  Statements of Operations

                                                      For the Quarters ended
                                                              March 31,
                                                         2002         2001
                                                     -------------   -----------
Revenues
   Licensing and maintenance                         $  1,250,555  $   243,951
   Software Development                                     6,800        -
   Consulting Services                                    271,860      162,299
   Other                                                   32,547       50,562
                                                     -------------   -----------

Total Revenues                                          1,561,762      456,812

Selling, general and administrative expenses            3,300,803    2,097,300
                                                     -------------   -----------

Operating loss                                         (1,739,041)  (1,640,488)

Interest income                                             9,967        -
Interest expense                                         (156,351)       -
Equity loss in unconsolidated subsidiary                        -       (44,325)
                                                     -------------  -----------

Net loss before minority interest                      (1,885,425)   (1,684,813)

Minority interest in loss of subsidiary                         -        40,226
                                                     -------------   -----------

Net loss                                               (1,885,425)   (1,644,587)
                                                     -------------   -----------

Dividend applicable to preferred stock                   (150,006)       (7,000)

Net loss applicable to common stockholders'          $ (2,035,431) $ (1,651,587)
                                                     =============   ===========

Basic and diluted loss per share                     $      (0.00) $      (0.00)
                                                     =============   ===========

Basic and diluted weighted average of                 618,802,533   572,707,507
common shares outstanding                            =============   ===========

Comprehensive loss and its components consist of the
   following:
   Net loss                                          $ (1,885,425) $ (1,644,587)
   Gain/(Loss) on securities available for sale                 -        16,000
   Gain/(Loss) on foreign currency translation             (9,191)            -
                                                     -------------   -----------
   Comprehensive loss                                $ (1,854,616) $ (1,628,587)
                                                     ============    ===========

See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Quarter Ended March 31, 2002

                                Common Stock        Series A         Series C
                           --------------------     --------   --------    --------    ---------
                              Shares       Amount     Shares    Amount      Shares      Amount
                           -----------    --------  --------   --------    --------    ---------
                           -----------    --------  --------   --------    --------    ---------
Balance, December 31,      615,191,422    $  6,153    50,000   $    50      50,000     $350,000
  2001                     ===========    ========  ========   ========    ========    =========


Shares issued for           12,500,000         125
 financing fee
 to Cornell Capital
 (Note 2)
Preferred stock dividends
Issuance of warrants for
  consulting services
 (Note 2)
Issuance of warrants for
  iNet option agreement
 (Note 7)

Comprehensive Loss:
  Net loss

  Foreign Currency
  Translation
                           -----------    --------   -------   --------   --------     --------
Balance, March 31, 2002    627,691,422    $  6,278    50,000   $    50     50,000      $350,000
                           ===========    ========   =======   =======    ========     ========


                                                                  Accumulated
                                                Additional          Other
                                Subscription     Paid-in         Comprehensive      Accumulated
                                 Receivable      Capital            Income            Deficit         Total
                                ------------   ------------      --------------    -------------    ----------
                                ------------   ------------      --------------    -------------    ----------
Balance, December 31, 2001      $    (2,000)  $  24,670,149     $            0    $ (25,022,657)  $     1,695
                                ============   ============      ==============    =============    ==========
Shares issued for                                   199,875                                           200,000
 financing fee to
 Cornell Capital (Note 2)
Preferred stock dividends                                                              (150,006)     (150,006)
Issuance of warrants
 for consulting services (Note 2)                     5,475                                             5,475
Issuance of warrants
 for iNet option agreement (Note 7)                  35,712                                            35,712
Comprehensive Loss:
 Net loss                                                                            (1,885,425)   (1,885,425)
 Foreign Currency Translation                                           (9,191)                        (9,191)

                                ------------   ------------      --------------    -------------    ----------
Balance, March 31, 2002           $  (2,000) $   24,911,211      $      (9,191)   $ (27,058,088)  $(1,801,740)
                                ============   ============      ==============    =============    ==========

See accompanying notes to the condensed consolidated financial statements


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                      For the years three months
                                                             ended March 31,
                                                          2002           2001
                                                  ---------------  -------------
Cash flows from operating activities

  Net loss                                            (1,885,425)  $ (1,644,587)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Minority interest in net loss of Subsidiary                  -        (40,226)
  Realized gain on sale of subsidiary                          -               -
  Depreciation and amortization                          134,685          52,014
  Equity loss of unconsolidated affiliate                      -          44,325
  Non-employee compensation expense for stock
  options issued                                               -         289,355
  Issuance of warrants for consulting services             5,475               -
  Shares issued for financing of fees to Cornell Capital 200,000               -
  Issuance of warrants for iNet option agreement          35,712               -
  Allowance for bad debts                                103,650               -
  Write off fixed assets                                  42,022               -
  Write off of goodwill and investments                  770,305               -
  Write down marketable securities                        95,500               -
  Unrealized Gain/(loss) on Change in
   Foreign Currency Translation                           (9,191)
Changes in operating assets and liabilities:            (179,489)    (1,135,317)
  Accounts receivable
  Other receivable                                       370,000               -
  Receivable related party                                 5,132          21,630
  Prepaid expenses and other assets                      (45,773)          2,009
  Deposits and other                                      13,237           3,944
  Accounts payable and accrued liabilities               673,844         108,518
  Deferred Revenue                                       (10,248)        688,784
                                                   ---------------  ------------

Net cash (used in) operating activities:                 319,437     (1,609,551)

Cash flow from investing activities:
  Acquisition                                                  -     (6,908,742)
  Fair value of warrants given in acquisition                  -         798,500
  Purchase of equipment                                        -       (258,293)
  Purchase of investments                                      -        (57,818)
                                                  ---------------  -------------

Net cash used in investing activities                          -     (6,426,353)

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and
Subsidiaries
Condensed Consolidated  Statements of
Cash Flows

                                                      For the years three months
                                                             ended March 31,
                                                          2002           2001
                                                  ---------------  -------------
Cash flow from financing activities:
  Pledge of Cash deposit for bank Loan                         -     (1,561,870)
  Payments on Note Payable                             (544,711)        (91,562)
  Proceeds from issuance of Notes Payable                      -       5,500,000
  Issuance of Notes Payable, net of discount                   -         870,146
                                                  ---------------  -------------

Net cash provided by (used in) financing               (544,711)       4,716,714
 activities

Net increase (decrease) in cash and cash equivalents   (225,274)     (3,319,190)
Cash and cash equivalents, beginning of quarter         845,459        5,598,812
                                                  ---------------  -------------
Cash and cash equivalents, end of quarter          $    620,185    $   2,279,622
                                                  ===============  =============

Supplemental disclosures of cash flow information:
  Cash paid during the year period:
    Interest                                       $     98,112    $      51,333
    Income taxes                                   $          -    $       4,000
                                                  ===============  =============

Non-cash financing activities

During the quarter ended March 31, 2002, the Company issued warrants to purchase 1,688,312 shares of common stock valued at $5,475 for consulting services (see
Note 2).

During the quarter ended March 31, 2002, the Company issued warrants to purchase 3,500,000 shares of common stock valued at $35,713 in connection with iNET Purchasing, Inc. (see Note 8)

During the quarter ended March 31, 2001, the Company acquired Now Solutions, LLC in a non-cash transaction (see Note 7).

See accompanying notes to condensed financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2001.

GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additional, at March 31, 2002, the Company has negative working capital of $8,489,509, and is in default on several of its debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

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

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 2 - COMMON AND PREFERRED STOCK TRANSACTIONS

For the three months ended March 31, 2002, the Company issued warrants to various consultants to purchase a total of 1,688,312 shares of common stock. The fair market value of these warrants at the date of issuance of each grant of warrants was $5,475.

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the three months ended March 31, 2002, the Company issued warrants to purchase 420,455 shares of common stock. The fair market value for these shares, as of the date of issuance, was $1,103. During the quarter, the Company accrued $13,897 relating to the consulting agreement.

In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for six months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company 's common stock on the day of grant. The warrants were valued at $ 1,240 and were expensed during the quarter. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. During the quarter, the Company accrued $37,500 relating to the monthly fee. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company, as the case may be, shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to notes issued by the Company in October and November 2001 in the amount of $100,000 for each note, whereby the Company would reimburse Mountain Reservoir Corporation with a number of shares equal to any shares sold as collateral to cover the default of the loans. The Note is currently in default and the collateral is currently being sold by the lender to cover the amounts currently due. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company .

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being sold by the lender account to cover the amounts currently due. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company.

In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April, 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of April 15, 2002, no conversions have taken place.

For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance $3,132.

NOTE 3 - NOTES PAYABLE

In February 2002, the Company defaulted on a $425,000 note payable to a third party, which the Company had executed in December 2001. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that is owned by Mr. Valdetaro, the Company's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The collateral of stock was transferred to the lender's account and is in the process of being sold to cover the amounts currently due

NOTE 4 - LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, we are involved in three additional legal proceedings.

The first case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. We believe this matter is without merit and we intend to vigorously defend this action.

A second matter, entitled LE SOCIETE FRANCAISE DE CASINOS V. VERTICAL COMPUTER SYSTEMS, INC., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., formerly a wholly owned subsidiary, which claimed that the Company was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that the Company had breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that Le Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to the Company and 40% to Externet World, Inc.

A third matter concerns a dispute between Arglen Acquisitions and the Company concerning its subsidiary NOW Solutions, LLC. On April 12, 2002, the Company received a letter from Arglen Acquisitions LLC, a member of Now Solutions LLC, accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit. The letter further stated that the default had triggered the dissolution of Now Solutions, and authorized Arglen Acquisitions to acquire the Company's ownership interest in Now Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes these allegations are without merit. The Company is defending its rights and is asserting its own claims against Arglen Acquisitions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material impact on the financial statements.

NOTE 6.  ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the three months ended March 31, 2002, the Company:

  o Evaluated the balance of goodwill and other intangible assets recorded on the condensed consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

  o Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

  o Determined that the Company's goodwill is related to one reporting unit, Now Solutions, LLC., to be used to test for goodwill impairment in accordance with SFAS 142.

  o As required by SFAS 142, the Company will determine the fair value of the reporting unit and compare it to the carrying value of goodwill effective February 1, 2002, and report the results in the Form 10-Q for the second fiscal quarter ending June 30, 2002.

As required under SFAS No. 142, with effect from February 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three months ended March 31, 2002 (in thousands, except per share data):

                                                     March 31,      March 31,
                                                       2002           2001
Reported net loss                                  $    (1,885)    $  (1,646)
Add back goodwill amortization, net of tax                   _           (43)
                                                   -----------    -----------
Adjusted net loss                                  $    (1,885)   $   (1,689)
                                                   -----------    -----------


Basic and diluted net loss per common share
Reported net loss                                  $     (0.00)   $     (0.00)
Goodwill amortization, net of tax                            -           0.00
                                                   -----------    -----------
Adjusted net loss                                  $     (0.00)   $     (0.00)
                                                   -----------    -----------


NOTE 7 - NON-CASH FINANCING ACTIVITIES.

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

NOTE 8 - SUBSEQUENT EVENTS

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note will be payable in August 2002. To secure the loan, the Company pledged third party securities of eResource Capital Group that it holds.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The Company is currently delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The Company currently is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum and was due in June 2004. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three (3) $5000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and shall continue until the principal has been paid in full. All unpaid amounts are due September 2004. The Company is currently delinquent in paying sums due under the amended note and is currently negotiating an extension.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet, by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.0050 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $1,270 (valued using the black-scholes valuation model) will be amortized over the term of the loan. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, Now Solutions.

In June 2002, the Company issued 3 year warrants to purchase 1,000,000 shares of its common stock to one consultant for services rendered at an average share price of $0.005 and warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Condensed consolidated Condensed Financial Statements of Vertical Computer Systems, Inc. and Subsidiaries and the notes to the Condensed consolidated Condensed Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended March 31, 2002 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

OVERVIEW

The Company maintains its primary focus on developing its proprietary Emily technology, Web services, Underpinning Web Technologies, and other products such as ResponseFlash and UniversityFlash. Its subsidiary, NOW Solutions, which was acquired in 2001, continues to develop its services and products in order to grow its customer base. Additionally, the Company continues to build its global network of Local Country Partners toward developing an international network of Bridges that will serve as distribution platforms throughout the world for its proprietary and licensed technologies, goods and services.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED TO THREE  MONTHS  ENDED MARCH 31,
2001

Total Revenues. The Company had total revenues of $1,561,762 in the three months ended March 31, 2002. This is an increase of $1,104,950 due to inclusion of Now Solutions for a full quarter as compared to one month for the three months ended March 31, 2001. Total revenues primarily consist of software license, consulting and maintenance fees. Nearly all of these revenues relate to the business operations of NOW Solutions, a subsidiary in which the Company acquired a 60% interest in February 2001.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $3,300,803 and $2,097,300 in the three months ended March 31, 2002 and 2001, respectively. This increase of $1,203,503 was attributable to a write down of approximately $720,000 of goodwill associated with Enfacet, Inc., and two additional months of selling, general, and administrative expenses of NOW approximating $530,000, less goodwill amortization of approximately $43,000.

Operating Loss. The Company had an operating loss of $1,739,041 and $1,640,488 in the three months ended March 31, 2002 and 2001 respectively.

INTEREST

The increase in net expenses of approximately $155,000 over the previous year due to the additional debt incurred for the asset purchase from Ross Systems, Inc. by NOW Solutions.

Minority Interest in Loss of Subsidiary. The minority interest in loss of subsidiary was zero and $40,266 for the three months ended March 31, 2002 and 2001, respectively. Losses attributable to minority interests have exceeded their capital contributions, as of December 31, 2001. Accordingly losses to minority interests have been suspended.

Net Loss. The Company had a net loss of $1,885,425 and $1,644,587 in the three months ended March 31, 2002 and 2001 respectively.

Dividends Applicable to Preferred Stock. The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to this preferred stock is $150,006 in the three months ended March 31, 2002. A $143,006 increase over the three months ended March 31, 2001. The increase is due to a full quarter accrual for Series A and the addition of 50,000 Series C issued during November 2001.

Net Loss Applicable to Common Stockholders. The Company had a net loss applicable to common stockholders of $2,035,431 and $1,661,587 in the three months ended March 31, 2002 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to repay delinquent loans and loans coming due. In order to meet its obligations, the Company will need to raise cash from the sale of securities or loans. Other than the Equity Line of Credit discussed below, the Company does not currently have any commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all. As of March 31, 2002, the Company had cash of $620,185, substantially all of which is held by Now Solutions, a 60% owned subsidiary of the Company. This cash is not available for use by the Company. Accordingly, the Company had little cash available for its operations as of March 31, 2002. Since March 31, 2002, the Company has borrowed $50,000 from a third party.

For the three months ended March 31, 2002, the Company had a net decrease in cash and cash equivalents of $225,274. This consisted primarily of net cash used in financing activities of $544,711, which was partially offset by net cash provided by operating activities of $319,437. Net cash used in financing activities consisted of the payment of outstanding notes payable of $544,711. Net cash provided by operating activities consisted primarily of non-cash expenses (including depreciation and amortization, write-off of goodwill and investments and issuances of stock) of $1,487,343, a net decrease in receivables of $190,511 and an increase in accounts payable of $673,850. These items were partially offset by a net loss of $1,885,425.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.0050 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $1,270 (valued using the black-scholes valuation model) has been deferred and will be amortized over the term of the loan. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, Now Solutions.

In the quarter ended March 31, 2002, the Company borrowed an aggregate of $178,000 from Richard Wade, the Company's President and Chief Executive Officer. The loan is unsecured, non-interest bearing and payable on demand.

In March 2002, the Company entered into an agreement to issue a $100,000 convertible debenture. In April, 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of June 21, 2002, no conversions have taken place.

In August 2001, the Company entered into an Equity Line of Credit Agreement. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. The Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the sale of the shares to be issued under the equity line of credit. However the Company will require additional capital to fund operations and pay down its liabilities, as well as fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

Now Solutions has been notified by the lender that it is in default of certain covenants in the loan agreement. The Company had pledged a $1,500,000 deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan, or $2,200,000 to finance the purchase of HRIS. Although the Company believes it is entitled to a portion of its $1,500,000 deposit which increases as Now makes its payments, the Company is currently in discussions with the lender to resolve NOW Solution's default. Until a settlement is reached, the default by Now Solutions is cured, or Now Solutions continues to makes its payments through February 2003, or the Company pursues legal action, the Company is unlikely to obtain a return of its deposit, or any portion thereof.

GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements for the three months ended March 31, 2001, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at March 31, 2002, the Company had negative working capital of approximately $8,500,000 and has defaulted on several of its debt obligations. The report of the Company's Independent Certified Public Accountants for the December 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

MARKET RISKS

The Company anticipates that it will have activities in numerous countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2001, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to this preferred stock is $150,000 in the three months ended March 31, 2002. A $143,000 increase over the three months ended March 31, 2001. The increase is due to a full quarter accrual for Series A and the addition of 50,000 Series C issued during November 2001. The Board intends to declare and pay dividends on the Company's Preferred Stock based on the earnings, financial condition, cash flow and business requirements of the Company. During the first three months of 2002, the Board had not declared dividends on the Series "A", "B", and "D" Preferred Shares.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material impact on the financial statements.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the three months ended March 31, 2002, the Company:

   o Evaluated the balance of goodwill and other intangible assets recorded on the condensed consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.
   o Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.
   o Determined that the Company's goodwill is related to one reporting unit, Now Solutions, LLC, to be used to test for goodwill impairment in accordance with SFAS 142.
   o As required by SFAS 142, the Company will determine the fair value of the reporting unit and compare it to the carrying value of goodwill effective February 1, 2002, and report the results in the Form 10-Q for the second fiscal quarter ending June 30, 2002.

As required under SFAS No. 142, with effect from February 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three months ended March 31, 2002 (in thousands, except per share data):

                                                     March 31,      March 31,
                                                       2002           2001
Reported net loss                                  $    (1,885)    $  (1,646)
Add back goodwill amortization, net of tax                   _           (43)
                                                   -----------    -----------
Adjusted net loss                                  $    (1,885)   $   (1,689)
                                                   -----------    -----------

Basic and diluted net loss per common share
Reported net loss                                  $     (0.00)   $     (0.00)
Goodwill amortization, net of tax                            -           0.00
                                                   -----------    -----------
Adjusted net loss                                  $     (0.00)   $     (0.00)
                                                   -----------    -----------

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, we are involved in three additional legal proceedings.

The first case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs seek in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. We believe this matter is without merit and we intend to vigorously defend this action.

A second matter, entitled Le Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., formerly a wholly owned subsidiary, which claimed that the Company was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that the Company had breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that Le Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to the Company and 40% to Externet World, Inc.

A third matter concerns a dispute between Arglen Acquisitions and the Company concerning its subsidiary NOW Solutions, LLC. On April 12, 2002, the Company received a letter from Arglen Acquisitions LLC, a member of Now Solutions LLC, accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen Acquisitions to acquire the Company's ownership interest in Now Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes these allegations are without merit. The Company is defending its rights and is asserting its own claims against Arglen Acquisitions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the three months ended March 31, 2002, the Company issued 420,455 shares. The fair market value for these shares, as of the date of issuance, is $1,103.

In January 2002, the Company and Taurus Global LLC agreed to extend the July 2001 consulting services agreement for 6 months. In consideration of Taurus Global services, the Company will pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. the Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company shall pay the difference in profit or loss, as applicable, at the end of the term. the Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to the October and November 2001 notes, whereby the Company would reimburse Mountain Reservoir Corporation with an number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. The Note is currently in default and the collateral is currently being sold by the lender account to cover the amounts currently due. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company.

For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance $3,132.

In March 2002, the Company entered into an agreement to issue a $100,000 convertible debenture. In April, 2002, the funds were received and the issuance of debenture became effective. The debt accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of June 21, 2002, no conversions have taken place.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.0050 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $1,270 (valued using the black-scholes valuation model) will be amortized over the term of the loan. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, Now Solutions.

In June 2002, the Company issued 3 year warrants to purchase 1,000,000 shares of its common stock to one consultant for services rendered at an average share price of $0.005 and warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

In February 2002, the Company defaulted on a $425,000 note payable to a third party, which the Company had executed in December 2001. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that is owned by Mr. Valdetaro, the Company's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. The collateral of stock was transferred to the lender's account and is in the process of being sold to cover the amounts currently due.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April, 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of April 15, 2002, no conversions have taken place.

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note will be payable in August 2002. In addition, interest on $146,420 will accrue beginning on August 17, 2001 and interest on the remaining $64,716 will accrue beginning on September 27, 2001. The Company pledged third party securities of eResource Capital Group that it holds.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, continuing until all principal then outstanding with all interest, fees, charges, and other amounts owing hereunder and then unpaid by June 2002. The note is in default and the Company is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, fees, charges, and other amounts owing hereunder and then unpaid shall be paid by the end of September 2002. The note is in default and the Company is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum and was due in June 2004.

Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three (3) $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and shall continue until the principal has been paid in full. All unpaid amounts are due September 2004. The note is in default and the Company is currently negotiating an extension.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are filed as part of this filing:

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---
2.1   Certificate of Ownership and       Incorporated by reference to
      Merger Merging Scientific Fuel     Exhibit 1.1 to the Registrant's
      Technology, Inc. into Vertical     Form 8-K 12G3 filed on May 2,
      Computer Systems, Inc.             2000

2.2   Stock Purchase Agreement dated     Incorporated by reference to
      April 5, 2000 between the Company  Exhibit 2.2 to the Registrant's
      and all the shareholders of        Form 10-KSB/A filed on May 17, 2001
      Globalfare.com

2.3   Stockholders Agreement dated       Incorporated by reference to
      October 12, 2000 between the       Exhibit 2.3 to the Registrant's
      Company and Vijay Amritraj         Form 10-KSB/A filed on May 17, 2001

2.4   Vertical - iNPI LLC Operating      Incorporated by reference to
      Agreement dated April 26, 2000     Exhibit 2.4 to the Registrant's
                                         Form 10-KSB/A filed on May 17, 2001

2.5   INet Government Services LLC       Incorporated by reference to
      Operating Agreement dated April    Exhibit 2.5 to the Registrant's Form
      28, 2000                           10-KSB/A filed on May 17, 2001

3.1   Original Unamended Certificate of  Incorporated by reference to
      Incorporation of Vertical          Exhibit 1.2 to the Registrant's
      Computer Systems, Inc. (f/k/a      Form 8-K 12G3 filed on May 2, 2000
      Xenogen Technology, Inc.)

3.2   Certificate of Amendment of        Incorporated by reference to
      Certificate of Incorporation       Exhibit 3.2 to the Registrant's
      (change name to Vertical Computer  Form 10-KSB/A filed on May 17,
      Systems, Inc.)                     2001

3.3   Certificate of Designation of 10%  Incorporated by reference to
      Cumulative Redeemable Series B     Exhibit 3.3 to the Registrant's Form
      Preferred Stock                    10-KSB/A filed on May 17, 2001

3.4   Certificate of Designation of 15%  Incorporated by reference to
      Cumulative Redeemable Series D     Exhibit 3.4 to the Registrant's Form
      Preferred Stock                    10-KSB/A filed on May 17, 2001

3.5   Certificate of Amendment of        Incorporated by reference to Exhibit
      Certificate of Incorporation       3.5 to the Registrant's Form 10-KSB/A
      (2000)                             filed on May 17, 2001

3.6   Certificate of Designation of 4%   Incorporated by reference to
      Cumulative Redeemable Series A     Exhibit 3.6 to the Registrant's Form
      Preferred Stock                    10-KSB/A filed on May 17, 2001

3.7   Amended and Restated Bylaws of     Incorporated by reference to
      the Company                        Exhibit 3.7 to the Registrant's
                                         Form 10-KSB/A filed on May 17, 2001

4.2   Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Ujjwal      Exhibit 4.2 to the Company's
      Bhowmik dated December 17, 1999    Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.3   Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Juan        Exhibit 4.3 to the Company's
      Caballero dated December 17, 1999  Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.4   Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Tawee       Exhibit 4.4 to the Company's
      Ekundomsin dated December 17, 1999 Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.5   Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and John R.     Exhibit 4.5 to the Company's
      Feeney dated December 20, 1999     Registration Statement on Form
                                         S-8 filed on July 13, 2001

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

4.6   Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.6 to the Company's
      Julie M. Holmes Dated December     Registration Statement on Form
      20, 1999                           S-8 filed on July 13, 2001

4.7   Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Laurent H.  Exhibit 4.7 to the Company's
      Tetard dated December 18, 1999     Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.8   Non-Statutory Stock Option         Incorporated by reference to Agreement
      between Registrant and             Exhibit 4.8 to the Company's
      Andre Bertrand dated December 16,  Registration Statement on Form
      1999                               S-8 filed on July 13, 2001

4.9   Non-Statutory Stock Option         Incorporated by reference to Agreement
      between Registrant and             Exhibit 4.9 to the Company's
      Jeff Davison dated December 16,    Registration Statement on Form
      1999                               S-8 filed on July 13, 2001

4.10  Non-Statutory Stock Option         Incorporated by referenced to
      Agreement between Registrant and   Exhibit 4.10 to the Company's
      Bee C. Lavery dated December 16,   Registration Statement on Form
      1999                               S-8 filed on July 13, 2001

4.11  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.11 to the Company's
      Donn F. Morey dated December 16,   Registration Statement on Form
      1999                               S-8 filed on July 13, 2001

4.12  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant an Steve Lu     Exhibit 4.12 to the Company's
      dated December 19, 2000            Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.13  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Ujjwal      Exhibit 4.13 to the Company's
      Bhowmik dated February 5, 2001     Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.14  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Juan        Exhibit 4.14 to the Company's
      Caballero dated February 5, 2001   Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.15  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Tawee       Exhibit 4.15 to the Company's
      Ekundomsin dated February 5, 2001  Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.16  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and John R.     Exhibit 4.16 to the Company's
      Feeney dated February 5, 2001      Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.17  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Laurent H.  Exhibit 4.17 to the Company's
      Tetard dated February 5, 2001      Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.18  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Diane       Exhibit 4.18 to the Company's
      Castillo dated February 5, 2001    Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.19  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Carlos      Exhibit 4.19 to the Company's
      Lomheim dated February 5, 2001     Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.20  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Alex        Exhibit 4.20 to the Company's
      Federico dated February 5, 2001    Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.21  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Jeannifer   Exhibit 4.21 to the Company's
      Caldona dated February 5, 2001     Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.22  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Geoffrey    Exhibit 4.22 to the Company's
      Golliher dated February 5, 2001    Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.23  Incentive Stock Option Agreement   Incorporated by reference to between
      Registrant and Feng Yu             Exhibit 4.23 to the Company's
      (Frank) Zhou dated February 5,     Registration Statement on Form
      2001                               S-8 filed on July 13, 2001

4.24  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Jennifer    Exhibit 4.24 to the Company's
      Kim dated February 5, 2001         Registration Statement on Form
                                         S-8 filed on July 13, 2001

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

4.25  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Daniela     Exhibit 4.25 to the Company's
      Moura dated February 5, 2001       Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.26  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and James Kim   Exhibit 4.26 to the Company's
      dated February 5, 2001             Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.27  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.27 to the Company's
      Gary Freeman dated February 14,    Registration Statement on Form
      2001                               S-8 filed on July 13, 2001

4.28  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.28 to the Company's
      William Mills dated February 5,    Registration Statement on Form
      2001                               S-8 filed on July 13, 2001

4.29  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Richard     Exhibit 4.29 to the Company's
      Wade dated February 5, 2001        Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.30  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.30 to the Company's
      Terry Washburn dated February 5,   Registration Statement on Form
      2001                                S-8 filed on July 13, 2001

4.31  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.31 to the Company's
      Vijay Amritraj dated June 5, 2001  Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.32  Non-Statutory Stock Option         Incorporated by reference to
      Agreement between Registrant and   Exhibit 4.32 to the Company's
      Munish Gupta dated June 5, 2001    Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.33  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Tawee       Exhibit 4.33 to the Company's
      Ekundomsin dated June 15, 2001     Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.34  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and John R.     Exhibit 4.34 to the Company's
      Feeney dated June 15, 2001         Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.35  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Laurent     Exhibit 4.35 to the Company's
      Tetard dated June 15, 2001         Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.36  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Diane       Exhibit 4.36 to the Company's
      Castillo dated June 15, 2001       Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.37  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Geoffrey    Exhibit 4.37 to the Company's
      Golliher dated June 15, 2001       Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.38  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Frank Zhou  Exhibit 4.38 to the Company's
      dated June 15, 2001                Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.39  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Jennifer    Exhibit 4.39 to the Company's
      Kim dated June 15, 2001            Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.40  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and James Kim   Exhibit 4.40 to the Company's
      dated June 15, 2001                Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.41  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and James Kim   Exhibit 4.40 to the Company's
      dated June 15, 2001                Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.42  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Fabian      Exhibit 4.42 to the Company's
      Marta dated June 15, 2001          Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.43  Incentive Stock Option Agreement   Incorporated by reference to
      between Registrant and Daniela     Exhibit 4.43 to the Company's
      Moura dated June 15, 2001          Registration Statement on Form
                                         S-8 filed on July 13, 2001

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

4.44  Warrant Agreement between          Incorporated by reference to
      Registrant and Phil Alexander      Exhibit 4.44 to the Company's
      dated October 23, 2000             Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.45  Warrant Agreement between          Incorporated by reference to
      Registrant and Phil Alexander      Exhibit 4.45 to the Company's
      dated October 23, 2000             Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.46  Warrant Agreement between          Incorporated by reference to
      Registrant and Michael Blum dated  Exhibit 4.46 to the Company's
      October 23, 2000                   Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.47  Warrant Agreement between          Incorporated by reference to
      Registrant and Michael Blum dated  Exhibit 4.47 to the Company's
      October 23, 2000                   Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.48  Warrant Agreement between          Incorporated by reference to
      Registrant and Gary Blum dated     Exhibit 4.48 to the Company's
      February 5, 2001                   Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.49  Warrant Agreement between          Incorporated by reference to
      Registrant and Donald P. Hateley   Exhibit 4.49 to the Company's
      dated March 5, 2001                Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.50  Warrant Agreement between          Incorporated by reference to
      Registrant and Robert Wagman       Exhibit 4.50 to the Company's
      dated May 1, 2001                  Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.51  Warrant Agreement between          Incorporated by reference to
      Registrant and Robert Wagman       Exhibit 4.51 to the Company's
      dated June 1, 2001                 Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.52  Warrant Agreement between          Incorporated by reference to
      Registrant and Mark Kellner dated  Exhibit 4.52 to the Company's
      January 18, 2001                   Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.53  Warrant Agreement between          Incorporated by reference to
      Registrant and Stephen Gunn dated  Exhibit 4.53 to the Company's
      April 9, 2001                      Registration Statement on Form
                                         S-8 filed on July 13, 2001

4.54  Warrant Agreement between          Incorporated by reference to
      Registrant and Gary L. Blum dated  Exhibit 4.54 to the Company's
      June 15, 2001                      Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.1  1999 Stock Option Plan of the      Incorporated by reference to
      Company                            Exhibit 10.1 to the Registrant's
                                         Form 10-KSB/A filed on May 17, 2001

10.2  Business Development and           Incorporated by reference to
      Marketing Agreement between the    Exhibit 10.2 to the Registrant's
      Company and Avenel Alliance, Inc.  Form 10-KSB/A filed on May 17, 2001

10.3  Marketing Agreement between the    Incorporated by reference to
      Company and Entertainment          Exhibit 10.3 to the Registrant's
      Marketing Group                    Form 10-KSB/A filed on May 17, 2001

10.4  Employment Agreement between the   Incorporated by reference to
      Company and Richard Wade           Exhibit 10.4 to the Registrant's
                                         Form 10-KSB/A filed on May 17, 2001

10.5  Agreement between Registrant and   Incorporated by reference to
      Xatnu, Inc. dated October 16, 2000 Exhibit 10.1 to the Company's
                                         Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.6  Agreement between Registrant and   Incorporated by reference to
      Xatnu, Inc. dated June 29, 2001    Exhibit 10.2 to the Company's
                                         Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.7  Agreement between Registrant and   Incorporated by reference to
      Parker Mills Patel dated June 29,  Exhibit 10.3 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.8  Agreement between Registrant and   Incorporated by reference to
      Franklin Financial dated July 9,   Exhibit 10.4 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on July 13, 2001

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

10.9  Agreement between Registrant and   Incorporated by reference to
      Gary L. Blum, Esq. dated July 10,  Exhibit 10.5 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.10 Agreement between Registrant and   Incorporated by reference to
      Taurus Global, LLC dated July 9,   Exhibit 10.6 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.11 Agreement between Registrant and   Incorporated by reference to
      M.S. Farrell & Co., Inc. dated     Exhibit 10.7 to the Company's
      July 9, 2001                       Registration Statement on Form
                                         S-8 filed on July 13, 2001

10.12 Letter Agreement dated as of       Incorporated by reference to
      February 23, 2001 between Arglen   Exhibit 2.1 to the Company's 8-K
      Acquisitions, LLC and the          filed on May 16, 2001
      Registrant

10.13 Now Solutions, LLC Operating       Incorporated by reference to
      Agreement dated as of February     Exhibit 2.2 to the Company's 8-K
      27,  2001 between Arglen           filed on May 16, 2001
      Acquisitions LLC and the Registrant

10.14 Certificate of Designation of      Incorporated by reference to
      Vertical Computers, Inc. Series    Exhibit 3.1 to Company's Form
      "C" 4% Cumulative Convertible      10-QSB/A filed on December 19,
      Preferred Stock                    2001


10.15 (a) Berche Promissory Note dated   Incorporated by reference to
          August 13, 2001                Exhibit 10.1 to the Company's

      (b) Berche Stock Pledge Agreement  Form 10-QSB/A filed on December
          dated August 13, 2001          19, 2001

      (c) Berche Warrants dated August
          13, 2001

10.16 Equity Line of Credit Agreement    Incorporated by reference to
      between the Company and Cornell    Exhibit 10.2 to the Company's
      Capital Partners, L.P. dated       Form 10-QSB/A filed on December
      August 16, 2001                    19, 2001

10.17 Securities Purchase Agreement      Incorporated by reference to
      between the Company and third      Exhibit 10.3 to the Company's
      party buyers for $250,000 of       Form 10-QSB/A filed on December
      Convertible Debentures             19, 2001

10.18 Enfacet, Inc. Stock Purchase       Incorporated by reference to
      Agreement dated August 21, 2001    Exhibit 10.4 to the Company's
                                         Form 10-QSB/A filed on December
                                         19, 2001

10.19 Agreement between Enfacet and the  Incorporated by reference to
      Company dated August 24, 2001      Exhibit 10.5 to the Company's
                                         Form 10-QSB/A filed on December
                                         19, 2001

10.20 Agreement between Registrant and   Incorporated by reference to
      Chuck Ashman dated October 29,     Exhibit 10.1 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.21 Agreement between Registrant and   Incorporated by reference to
      Michael Blum dated October 29,     Exhibit 10.2 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.22 Agreement between Registrant and   Incorporated by reference to
      Gary Blum dated November 2, 2001   Exhibit 10.3 to the Company's
                                         Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.23 Agreement between Registrant and   Incorporated by reference to
      Justin Davis dated October 29,     Exhibit 10.4 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.24 Agreement between Registrant and   Incorporated by reference to
      Allison Enderle dated October 29,  Exhibit 10.5 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.25 Agreement between Registrant and   Incorporated by reference to
      Robert Farias dated October 30,    Exhibit 10.6 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.26 Agreement between Registrant and   Incorporated by reference to
      Donald P. Hateley dated October    Exhibit 10.7 to the Company's
      29, 2001                           Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.27 Agreement between Registrant and   Incorporated by reference to
      Annette Keith dated October 29,    Exhibit 10.8 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

10.28 Agreement between Registrant and   Incorporated by reference to
      Aubrey McAuley dated October 29,   Exhibit 10.9 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.29 Agreement between Registrant and   Incorporated by reference to
      Tom McCloskey dated October 29,    Exhibit 10.10 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.30 Agreement between Registrant and   Incorporated by reference to
      William Mills dated October 29,    Exhibit 10.11 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.31 Agreement between Registrant and   Incorporated by reference to
      Leroy Molock dated October 29,     Exhibit 10.12 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.32 Agreement between Registrant and   Incorporated by reference to
      David Rezeieh dated October 29,    Exhibit 10.13 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.33 Agreement between Registrant and   Incorporated by reference to
      Steve Rossetti dated October 29,   Exhibit 10.14 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.34 Agreement between Registrant and   Incorporated by reference to
      Priyam Sharma dated November 2,    Exhibit 10.15 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.35 Agreement between Registrant and   Incorporated by reference to
      Jacob Stearns dated October 29,    Exhibit 10.16 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.36 Agreement between Registrant and   Incorporated by reference to
      Marilyn Stewart dated November 1,  Exhibit 10.17 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.37 Agreement between Registrant and   Incorporated by reference to
      Vasu Vijay dated October 29, 2001  Exhibit 10.18 to the Company's
                                         Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.38 Agreement between Registrant and   Incorporated by reference to
      Vijay Armitraj dated October 29,   Exhibit 10.19 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.39 Agreement between Registrant and   Incorporated by reference to
      Taurus Global, LLC dated July 9,   Exhibit 10.20 to the Company's
      2001                               Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.40 Agreement between Registrant and   Incorporated by reference to
      M.S. Farrell & Co., Inc. dated     Exhibit 10.21 to the Company's
      July 9, 2001                       Registration Statement on Form
                                         S-8 filed on November 8, 2001

10.41 Equity Line of Credit Agreement    Incorporated by reference to
      dated as of August 2001, between   Exhibit 10.40 to the Registrant's
      the Company and Cornell Capital    Form 10-KSB A filed on May 20,
      Partners, L.P.                     2002

10.42 Registration Rights Agreement      Incorporated by reference to
      dated as of August 2001 between    Exhibit 10.42 to the Registrant's
      the Company and the buyers         Form 10-KSB A filed on May 20,
      identified therein.                2002

10.43 Escrow Agreement dated as of       Incorporated by reference to
      August 2001 among the Company,     Exhibit 10.43 to the Registrant's
      Yorkville Advisors Management,     Form 10-KSB A filed on May 20,
      LLC and First Union National Bank. 2002

10.44 Form of Debenture                  Incorporated by reference to
                                         Exhibit 10.44 to the Registrant's
                                         Form 10-KSB A filed on May 20, 2002

10.45 Securities Purchase Agreement      Incorporated by reference to
      dated as of August 2001 among      Exhibit 10.45 to the Registrant's
      between the Company and the        Form 10-KSB A filed on May 20,
      buyers identified therein.         2002

10.46 Consulting Agreement dated as of   Incorporated by reference to
      August 2001 between the Company    Exhibit 10.46 to the Registrant's
      and Yorkville Advisors             Form 10-KSB A filed on May 20,
      Management, LLC.                   2002

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

10.47 Placement Agent Agreement dated    Incorporated by reference to
      as of August 2001 among the        Exhibit 10.47 to the Registrant's
      Company, Westrock Advisors, Inc.   Form 10-KSB A filed on May 20,
      and Cornell Capital Partners, L.P. 2002

10.48 Registration Rights Agreement      Incorporated by reference to
      dated as of August 2001 between    Exhibit 10.48 to the Registrant's
      the Company and Cornell Capital    Form 10-KSB A filed on May 20,
      Partners, L.P.                     2002

10.49 Escrow Agreement dated as of       Incorporated by reference to
      August 2001 among the Company,     Exhibit 10.49 to the Registrant's
      Cornell Capital Partners, L.P.,    Form 10-KSB A filed on May 20, 2002
      Butler Gonzalez LLP and First
      Union National Bank.

10.50 Warrant dated as of November 2001  Incorporated by reference to
      given by the Company to Parker,    Exhibit 10.50 to the Registrant's
      Mills & Patel, LLP                 Form 10-KSB A filed on May 20, 2002

10.51 Promissory Note dated as of        Incorporated by reference to
      November 2001 given by the         Exhibit 10.51 to the Registrant's
      Company to Parker, Mills & Patel,  Form 10-KSB A filed on May 20, 2002
      LLP

10.52 Promissory Note dated as of        Incorporated by reference to
      December 2001 given by the         Exhibit 10.52 to the Registrant's
      Company to Brighton Opportunity    Form 10-KSB A filed on May 20, 2002
      Fund, LP

10.53 Bridge loan dated as of December   Incorporated by reference to
      2001 given by the Company to       Exhibit 10.53 to the Registrant's
      Brighton Opportunity Fund, LP      Form 10-KSB A filed on May 20, 2002

10.54 Option Agreement dated as of       Incorporated by reference to
      December 2001 given by the         Exhibit 10.54 to the Registrant's
      Company to iNetPurchasing, Inc.    Form 10-KSB A filed on May 20, 2002

10.55 Stock Pledge Agreement dated as    Incorporated by reference to
      of December 2001 given by          Exhibit 10.55 to the Registrant's
      Mountain Reservoir Corp. to        Form 10-KSB A filed on May 20,
      Brighton Opportunity Fund, LP      2002

10.56 Option Agreement dated as of       Incorporated by reference to
      December 2001 given by the         Exhibit 10.56 to the Registrant's
      Company to Basil Nikas             Form 10-KSB A filed on May 20, 2002

10.57 Option Agreement dated as of       Incorporated by reference to
      December 2001 given by the         Exhibit 10.57 to the Registrant's
      Company to Robin Mattern           Form 10-KSB A filed on May 20, 2002

10.58 Option Agreement dated as of       Incorporated by reference to
      December 2001 given by the         Exhibit 10.58 to the Registrant's
      Company to Wayne Savage            Form 10-KSB A filed on May 20, 2002

10.59 Consulting Agreement dated as of   Incorporated by reference to
      January 2002 between the Company   Exhibit 10.59 to the Registrant's
      and Taurus Global, LLC             Form 10-KSB A filed on May 20, 2002

10.60 Reimbursement and Indemnity        Incorporated by reference to
      Agreement dated as of January      Exhibit 10.60 to the Registrant's
      2002 between the Company and Luiz  Form 10-KSB A filed on May 20,
      Claudio Valdetaro Galvao e Mello   2002

10.61 Stock Pledge Agreement dated as    Incorporated by reference to
      of December 2001 given by Luiz     Exhibit 10.61 to the Registrant's
      Claudio Valdetaro Galvao e Mello   Form 10-KSB A filed on May 20,
      to Brighton Opportunity Fund, LP   2002

10.62 Amendment Agreement dated as of    Incorporated by reference to
      January 2002 between the Company   Exhibit 10.62 to the Registrant's
      and Strategic Media Alliance       Form 10-KSB A filed on May 20, 2002

10.63 Memorandum of Agreement dated as   Incorporated by reference to
      of January 2002 between the        Exhibit 10.63 to the Registrant's
      Company and Strategic Media        Form 10-KSB A filed on May 20, 2002
      Alliance

10.64 Service Agreement dated as of      Incorporated by reference to
      October 31, 2001 between the       Exhibit 10.64 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

10.65 Promissory Note Agreement as of    Incorporated by reference to
      October 31, 2001 between the       Exhibit 10.65 to the Registrant's
      Company and Paradigm Sales, Inc.   Form 10-KSB A filed on May 20, 2002

10.66 Asset Pledge Agreement as of       Incorporated by reference to
      October 31, 2001 between the       Exhibit 10.66 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

10.67 Letter Agreement as of October     Incorporated by reference to
      31, 2001 between the Company and   Exhibit 10.67 to the Registrant's
      Robert Farias                      Form 10-KSB A filed on May 20, 2002

10.68 Promissory Note Agreement as of    Incorporated by reference to
      October 31, 2001 between the       Exhibit 10.68 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

10.69 Stock Pledge Agreement as of       Incorporated by reference to
      October 31, 2001 between the       Exhibit 10.69 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

10.70 Stock Pledge Letter Agreement as   Incorporated by reference to
      of October 31, 2001 between the    Exhibit 10.70 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

10.71 Promissory Note Agreement as of    Incorporated by reference to
      November 7, 2001 between the       Exhibit 10.71 to the Registrant's
      Company and Robert Farias          Form 10-KSB A filed on May 20, 2002

10.72 Employment Agreement as of         Incorporated by reference to
      December 1, 2001 between the       Exhibit 10.72 to the Registrant's
      Company and Richard Wade           Form 10-KSB A filed on May 20, 2002

10.73 Warrant Agreement as of December   Incorporated by reference to
      19, 2001 between the Company and   Exhibit 10.73 to the Registrant's
      Richard Wade                       Form 10-KSB A filed on May 20, 2002

10.74 Warrant Agreement as of December   Incorporated by reference to
      19, 2001 between the Company and   Exhibit 10.74 to the Registrant's
      Richard Wade                       Form 10-KSB A filed on May 20, 2002

10.75 Reimbursement and Indemnity        Incorporated by reference to
      Agreement as of January 15, 2002   Exhibit 10.75 to the Registrant's
      between the Company and Luiz       Form 10-KSB A filed on May 20, 2002
      Claudio Valdetaro Galvao e Mello

10.76 Reimbursement and Indemnity        Incorporated by reference to
      Agreement as of January 15, 2002   Exhibit 10.76 to the Registrant's
      between the Company and Mountain   Form 10-KSB A filed on May 20, 2002
      Reservoir Corporation

10.77 Reimbursement and Indemnity        Incorporated by reference to
      Agreement as of January 15, 2002   Exhibit 10.77 to the Registrant's
      between the Company and Mountain   Form 10-KSB A filed on May 20, 2002
      Reservoir Corporation

10.78 Reimbursement and Indemnity        Incorporated by reference to
      Agreement as of January 15, 2002   Exhibit 10.78 to the Registrant's
      between the Company and Mountain   Form 10-KSB A filed on May 20, 2002
      Reservoir Corporation

10.79 Letter Amendment Agreement as of   Incorporated by reference to
      April 5, 2002 between the Company  Exhibit 10.79 to the Registrant's
      and Robert Farias                  Form 10-KSB A filed on May 20, 2002

10.80 Letter Amendment Agreement as of   Incorporated by reference to
      April 12, 2002 between the         Exhibit 10.80 to the Registrant's
      Company and the Anne Berche Trust  Form 10-KSB A filed on May 20, 2002

10.81 Asset Purchase Agreement dated     Incorporated by reference to
      November 14, 2001 between the      Exhibit 10.81 to the Registrant's
      Company and Paradigm Sales, Inc.   Form 10-KSB A filed on May 20, 2002

EXHI  DESCRIPTION                        LOCATION
BIT   --------------------------------   --------------------------------------
NO.
---

10.82 (a) Promissory Note, dated June     Provided herewith
          3, 2002, between the Company
          and Benjamin

      (b) Stock Pledge Agreement, dated
          June 3, 2002, between the
          Company and Benjamin

      (c) Benjamin Warrants, dated June
          3, 2002, between the Company
          and Benjamin

      (b)  REPORTS ON FORM 8-K:

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 24 2001             VERTICAL COMPUTER SYSTEMS, INC.




                               By: /s/ Richard Wade
                                   --------------------------------------------
                                   Richard Wade, President and
                                   Chief Executive Officer


                               By: /s/ Anthony Fidaleo
                                   --------------------------------------------
                                   Anthony Fidaleo, Controller (Principal
                                   Accounting Officer)