Form 10QSB
period 2002-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2002-09-25
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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



Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                  |X| Yes   | | No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 652,442,422 shares issued and outstanding as of September 24, 2002.

Transitional Small Business Disclosure Format (check one):  Yes | | No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                               PAGE

  Item 1. Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheet (unaudited) as of
    June 30, 2002                                                             3

  Condensed Consolidated Statements of Operations
    (unaudited) for the Three and Six months Ended June
    30, 2002 and 2001                                                         5

  Condensed Consolidated Statements of Stockholders'
    Equity (unaudited) for The Six months Ended June 30,
    2002                                                                      6

  Condensed Consolidated Statements of Cash Flows
    (unaudited) for The Six months Ended June 30, 2002 and
    2001                                                                      7

  Notes to Condensed Consolidated Financial Statements                        9

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            15


PART II OTHER INFORMATION

  Item 1  Legal Proceedings                                                  21

  Item 2  Changes in Securities and Use of Proceeds                          22

  Item 3  Defaults Under Senior Securities                                   23

  Item 4. Submission of Matters To A Vote Of Security Holders                24

  Item 5  Other Information                                                  25

  Item 6. Exhibits and Reports on Form 8-K                                   25

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                     June 30,
                                                                                       2002
-----------------------------------------------------------------------------------------------
                                               Assets

Current Assets
           Cash                                                                   $    664,523
           Restricted cash                                                           1,500,000
           Securities available for sale                                                 4,379
           Accounts receivable, net of allowance for bad debts of $77,954            1,921,037
           Other receivable                                                             10,833
           Employee receivables                                                         87,876
           Prepaid expenses and other assets                                            84,988
-----------------------------------------------------------------------------------------------

Total Current Assets                                                                 4,273,636

Property and equipment, net of accumulated depreciation                                402,803
Goodwill and other intangibles, net                                                  6,602,891
Deposits and other                                                                       5,270
-----------------------------------------------------------------------------------------------

Total Assets                                                                      $ 11,284,600
===============================================================================================

            Liabilities, Convertible Preferred Stock and
            Stockholder's Equity/ (Deficit)

Current liabilities
           Accounts payable and accrued liabilities                               $  3,025,414
           Deferred revenue                                                          2,550,365
           Payables to officers                                                        104,297
           Accrued dividends                                                           813,712
           Current portion-notes payable                                             5,168,861
-----------------------------------------------------------------------------------------------

Total current liabilities                                                           11,662,649

           Convertible debt                                                            365,000
           Note payable, net of discount and current portion                         1,096,943
-----------------------------------------------------------------------------------------------

Total liabilities                                                                   13,124,592
-----------------------------------------------------------------------------------------------


          See accompanying notes to the condensed consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000                       45,000
               Shares authorized; 7,200 shares issued and outstanding

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000                      156,250
               Shares authorized; 25,000 shares issued and outstanding

Minority interest                                                                         96,895

Stockholders' (Deficit)

Common Stock; $.00001 par value; 1,000,000,000 shares authorized                           6,278
               627,691,422 issued and outstanding

Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;                        50
               250,000 shares authorized; 50,000 shares issued and outstanding

Series A Preferred Stock; par value $0.001; 750,000 shares authorized;                         0
               no shares issued and outstanding

Series C 4%  Convertible  Preferred  stock;  $100.00 par value;  200,000 shares authorized; 80,000 shares issued and outstanding
               of which 30,000 are issued to a subsidiary of the Company                 350,000

Series C Preferred stock; par value $0.001; 175,000 shares authorized;                         0
               no shares issued and outstanding

Notes Payable Officer                                                                    254,382

Additional paid-in-capital                                                            24,925,667

Accumulated deficit                                                                 (27,668,774)

Accumulated other comprehensive income/(loss)                                            (5,740)
-------------------------------------------------------------------------------------------------

Total Stockholders' (deficit)                                                        (2,138,137)
-------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficit)                                      $   11,284,600
=================================================================================================

                See accompanying notes to the condensed consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                                     For the Three Months ended
                                                      For the Six Months ended
                                                              June 30,                               June 30,
                                               -----------------------------------------------------------------------------
                                                      2002                2001               2002                 2001
---------------------------------------------- -----------------------------------------------------------------------------
Revenues

        Licensing and maintenance              $      1,645,177    $        484,105     $      2,895,732   $        728,056
        Software Development                             42,200                   0               49,000
        Consulting Services                             293,613             422,071              565,474            584,370
        Other                                            87,079              71,991              119,626            122,553
                                               -----------------   -----------------   ------------------ ------------------

Total Revenues                                        2,068,069             978,167            3,629,832          1,434,979

Selling, general and administrative expenses          2,273,913           3,870,712            5,574,716          5,968,012
                                               -----------------   -----------------   ------------------ ------------------

Operating (loss)                                      (205,844)         (2,892,545)          (1,944,885)        (4,533,033)

Interest income                                          10,044                   -               20,011                  -
Interest expense                                      (167,991)                   -            (324,343)                  -
                                               -----------------   -----------------                      -----------------

Net (loss) before minority interest                   (363,791)         (2,892,545)          (2,249,216)        (4,533,033)

Minority interest in (gain) loss of subsidiary         (96,895)             174,068             (96,895)            214,294
                                               -----------------   -----------------   ------------------ ------------------

Net (loss)                                            (460,686)         (2,718,477)          (2,346,111)        (4,318,739)

Dividend applicable to preferred stock                (150,000)             (7,000)            (300,006)            (7,000)
                                               -----------------   -----------------   ------------------ ------------------

Net (loss) applicable to common stockholders'   $     (610,686)     $   (2,725,477)      $   (2,646,117)    $   (4,325,739)
                                               =================   =================   ================== ==================

Basic and diluted loss per share                $        (0.00)     $        (0.00)      $        (0.00)    $        (0.01)
                                               =================   =================   ================== ==================

Basic and diluted weighted average of common
shares outstanding                                  627,691,422         684,200,000          623,246,978        684,200,000
                                               =================   =================   ================== ==================


Comprehensive (loss) and its components
  consist of the following:
       Net (loss)                               $     (460,686)     $   (2,674,152)          (2,346,111)        (4,318,739)

       Gain/(Loss) on foreign currency
       translation                                        3,451                   -              (5,740)                  -

       Comprehensive (loss)                     $     (457,235)     $   (2,674,152)      $   (2,351,851)    $   (4,318,739)
                                               =================   =================   ================== ==================


                         See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' (Deficit)
For the Quarter Ended June 30, 2002
                                        Common Stock                Series A                Series C           Note Payable
                                  -------------------------- ----------------------- ------------------------
                                     Shares         Amount    Shares        Amount     Shares       Amount     To Officers
                                  -------------- ----------- ---------- ------------ ----------- ---------------------------

                                  -------------- ----------- ---------- ------------ ----------- ---------------------------
Balance, December 31, 2001          615,191,422  $    6,153     50,000  $        50      50,000  $   350,000  $           0
                                  ============== =========== ========== ============ =========== ===========================

Shares issued for financing fee
   to Cornell Capital (Note 2)       12,500,000         125

Proceeds from sales of Officers
  common stock collateralizing a
  note payable, to be repaid by
  issuing replacement shares
  (Note 3)                                                                                                          254,382

Preferred stock dividends

Issuance of warrants for
   consulting services (Note 2)

Issuance of warrants for
   iNet option agreement (Note 7)

Issuance of warrants for
   with notes payable (Note X)

Issuance of warrants for
   employee retention (Note X)

Write-off Subscriptions Receivable

Comprehensive Loss:
   Net loss

   Foreign Currency Translation


                                  -------------- ----------- ---------- ------------ ----------- ---------------------------
Balance, June 30, 2002              627,691,422  $    6,278     50,000  $        50      50,000  $   350,000  $     254,382
                                  ============== =========== ========== ============ =========== ===========================


             See accompanying notes to the condensed consolidated financial statements.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements and Stockholders' (Deficit)
For the Quarter Ended June 30, 2002
                                                                            Accumulated
                                                          Additional           Other
                                       Subscription        Paid-in         Comprehensive         Accumulated
                                        Receivable         Capital             Income              Deficit            Total
----------------------------------------------------- ---------------- --------------------- ------------------- ----------------

                                      --------------- ---------------- --------------------- ------------------- ----------------
Balance, December 31, 2001                   (2,000)  $    24,670,149  $                  0  $     (25,022,657)  $         1,695
                                      =============== ================ ===================== =================== ================

Shares issued for financing fee
    to Cornell Capital (Note 2)                               199,875                                                    200,000

Proceeds from sales of Officers
    common stock  collateralizing a
    note payable, to be repaid by
    issuing replacement shares
    (Note X)                                                                                                             254,382

Preferred stock dividends                                                                             (300,006)        (300,006)

Issuance of warrants for
    consulting services (Note 2)                                9,040                                                      9,040

Issuance of warrants for
    iNet option agreement (Note 7)                             35,712                                                     35,712

Issuance of warrants for
    with notes payable (Note X)                                 6,109                                                      6,109

Issuance of warrants for
    employee retention (Note X)                                 6,782                                                      6,782

Write-off Subscriptions Receivable             2,000          (2,000)                                                          0

Comprehensive Loss:
    Net loss                                                                                        (2,346,111)      (2,346,111)

    Foreign Currency Translation                                                    (5,740)                              (5,740)


                                      --------------- ---------------- --------------------- ------------------- ----------------
Balance, June 30, 2002                             0  $    24,925,667  $            (5,740)  $     (27,668,774)  $   (2,138,137)
                                      =============== ================ ===================== =================== ================



                      See accompanying notes to condensed financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                               For the years Six months ended June 30,
                                                                    2002                    2001
                                                              --------------------- ---------------------
Cash flows from operating activities
           Net loss                                                $   (2,346,111)        $  (4,318,739)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Minority interest in net loss of Subsidiary                           96,895             (214,294)
      Depreciation and amortization                                        614,147               126,302
      Amortization of note discount                                         33,967                22,578
      Non-employee compensation expense                                      6,782               511,660
      Professional services                                                  9,040                     -
      Fees associated with Notes Payable                                   206,109                     -
      Issuance of warrants for iNet option                                  35,712                     -
      Allowance for bad debts                                               77,955                     -
      Write off fixed assets                                                42,022                     -
      Write off of investments                                             663,725                     -
      Write down marketable securities                                    (35,014)                     -
      Unrealized Gain/(loss) on Change in Foreign
        Currency Translation                                               (5,740)                     -
      Changes in operating assets and liabilities:
           Securities available for sale                                   206,634                     -
           Accounts receivable                                           (957,391)           (1,557,354)
           Other receivable                                                408,656                     -
           Employee receivable                                            (42,989)                11,630
           Prepaids                                                        (7,110)              (15,536)
           Deposits                                                         15,237                 6,445
           Accounts payable and accrued liabilities                      1,203,817               605,035
           Deferred Revenue                                                306,990             1,817,442
           Accrued dividends payable                                                                   -
                                                              --------------------- ---------------------

Net cash provided by (used in)  operating activities:                      533,332           (3,024,831)

Cash flow from investing activities:
           Capitalization and Acquisitions                                       -           (5,907,840)
           Fair value of warrants given in acquisition                           -               798,500
           Purchase of equipment                                          (86,827)             (328,486)
           Purchase of investments                                               -             (292,750)
                                                              --------------------- ---------------------

Net cash used in investing activities                                  (86,826.63)           (5,730,576)

Cash flow from financing activities:
           Pledge of Cash deposit for bank Loan                                  -           (1,561,870)
           Proceeds from issuance of convertible debentures                100,000                     -
           Payment of Note Payable                                     (1,072,253)             (274,562)
           Proceeds from issuance of Notes Payable                               -             5,500,000
           Issuance of Notes Payable, net of discount                      344,811               870,146
                                                              --------------------- ---------------------

Net cash provided by (used in) financing activities                      (627,442)             4,533,714

Net increase (decrease) in cash and cash equivalents,                    (180,936)           (4,221,693)
Cash and cash equivalents, beginning of quarter                            845,459             5,598,812
                                                              --------------------- ---------------------
Cash and cash equivalents, end of quarter                         $        664,523     $       1,377,119
                                                              ===================== =====================

Supplemental disclosures of cash flow
   information:  Cash paid during the year
           period:
               Interest                                            $       193,739     $         152,532


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

The Company has suffered significant recurring operating losses, used substantial funds in its operations, has $1,500,000 cash deposit presently restricted due to the bank default by NOW Solutions and needs to raise additional funds to accomplish its objectives. Additionally, at June 30, 2002, the Company has negative working capital of $7,389,012, and is in default on some of its debt obligations, most notably the technical default on the $4,127,437 bank loan to its 60% subsidiary, NOW Solutions (NOW Solutions has always been current on the payments). These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

The Company believes, that in conjunction with the expectation of continued profitability from NOW Solutions (NOW had a net profit of $506,000 for the quarter ended June 30, 2002), that it can launch a number of products, services and other revenue generating programs. The Company is focusing its efforts on launching a number of products in the United States based upon its proprietary technology. Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

The Company has received an offer from the lender to NOW Solutions and is in negotiations to release a portion of the $1,500,000 presently restricted as well as a waiver of the default on the bank loan to NOW Solutions. Additionally, the Company has a $10,000,000 equity line commitment, which is subject to the Company's ability to register the shares to be issued under the equity line commitment with the Securities and Exchange Commission. The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.


NOTE 2 - COMMON AND PREFERRED STOCK TRANSACTIONS

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the three months ended March 31, 2002, the Company issued warrants to purchase 420,455 shares of common stock. The fair market value for these shares, as of the date of issuance, was $1,103. During the quarter ended March 31, 2002, the Company accrued $13,897 relating to the consulting agreement.

In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for six months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company `s common stock on the day of grant. The warrants were valued at $ 1,240 and were expensed during the quarter. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. During the sic months ended June 30, 2002 the Company accrued $74,400 relating to the monthly fee. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company, as the case may be, shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to notes issued by the Company to a third party lender in October and November 2001 in the amount of $100,000 for each note, whereby the Company would reimburse Mountain Reservoir Corporation with a number of shares equal to any shares sold as collateral to cover the default of the loans. The Note is currently in default and the collateral is currently being sold by the lender to cover the amounts currently due. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. The Company has been informed by the Lender that 19,751,000 shares of the collateral were sold for $254,382.07, the remaining 31,552,932 shares were transferred to two third parties, and that the lender considers the debt satisfied. The Company is currently checking with the lender to determine the status of the stock held in possession of the two third parties and the Company's rights and obligations with respect to the collateral.

In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April, 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of September 23, 2002, no conversions have taken place.

For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance $3,132.

For the three months ended June 30, 2002, the Company issued warrants to two consultants to purchase a total of 1,500,000 shares of common stock at a strike price of $0.005. The fair value of these warrants at the date of issuance of each grant of warrants was $3,565.

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note was payable in August 2002. To secure the loan, the Company pledged third party securities of eResource Capital Group that it holds. In August 2002, the $211,136 note along with $25,368 in accrued interest and fees (as amended) was cancelled and a $236,504 note was issued that bears interest at 13% per annum which has three payments of $7,500 due on October 1, November 1, and November 15, 2002 and monthly payments of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the Note has been paid.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, 2002, and continuing until all principal then outstanding with interest, amounts owed and unpaid by June 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, is due by the end of September 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and shall continue until the principal has been paid in full. All unpaid amounts are due September 2004. In June 2002, this note was further amended, to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in July 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on October 1, 2002. In connection with the amendment, the Company agreed to register the common shares underlying the 50,000 shares of Series C Preferred Stock that were issued to a third party in connection with the purchase of the SiteFlash technology.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet, by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically be cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair value of the warrants was $2,291 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000 was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and interest at a rate of 12%. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.0040 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants was $3,818 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant is $3,565.


NOTE 3 - NOTES PAYABLE

In February 2002, the Company became delinquent on a $425,000 note payable to a third party, which the Company had executed in December 2001. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that is owned by Mr. Valdetaro, the Company's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro in the Company's common stock for any shares sold as collateral to cover the default of any loan. The collateral of stock was transferred to the lender's account and is in the process of being sold to cover the amounts currently due. The Company has been informed by the Lender that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, and that the lender considers the debt satisfied. The Company has recorded a $254,382 note payable to Officers in the Stockholders equity section of the balance sheet pending the issuance of replacement shares. In addition the Company is currently awaiting formal documentation from the lender to determine the status of the stock held in possession of the two third parties and with Corporate counsel to determine the Company's rights and obligations with respect to the collateral.


NOTE 4 - LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company. The Company's litigation is summarized below.

The first case entitled, MARGARET GRECO, ET AL., v. VERTICAL COMPUTER SYSTEMS, INC., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involved allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs sought in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. The Company successfully prevailed in a motion for summary judgment and the case has been dismissed in its entirety.

On April 12, 2002, the Company received a letter from Arglen Acquisitions LLC, a member of NOW Solutions LLC, accusing the Company of defaulting on its obligations under NOW Solutions' Operating Agreement by failing to obtain a waiver of default from NOW Solutions' lender, Coast Business Credit. The letter further stated that the default had triggered the dissolution of NOW Solutions, and authorized Arglen Acquisitions to acquire the Company's ownership interest in NOW Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the executive committee of NOW Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in NOW
Solutions. The Company is defending its rights and is asserting its own claims against Arglen Acquisitions. Arglen filed a motion for a preliminary injunction in July 2002 to prohibit the Company from taking certain actions concerning NOW Solutions including an attempt to enjoin the Company from taking control of the executive committee of NOW Solutions. In August, the Company prevailed on four of the five motions and remains in control of the executive committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fee or any other monies other than for reimbursement for direct expenses incurred by the Company on behalf of NOW Solutions. The Company believes that Arglen's allegations are without merit.

The Company's subsidiary, NOW Solutions, LLC ("NOW") recently learned of an employment agreement between NOW and Garry Gyselen ("Gyselen") whereby Gyselen would be engaged for a term of 3 years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of NOW, and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. NOW's corporate legal counsel has informed NOW Solutions' management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided NOW with any written acknowledgement confirming that the agreement is null and void.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company consolidated financial statements.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material impact on the financial statements.


NOTE 6 - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the three months ended June 30, 2002, the Company:

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

o As required under SFAS No. 142, with effect from January 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three and six months ended June 30, 2001 (in thousands, except per share data):

                                                      JUNE 30,         JUNE 30,
                                                        2002             2001
                                                      ----------     -----------
        Reported net loss                               $ (461)       $ (2,674)
        Add back goodwill amortization, net of tax            _            (43)
                                                      ----------     -----------
        Adjusted net loss                               $ (461)        $(1,689)
                                                      ----------     -----------


        Basic and diluted net loss per common share
        Reported net loss                              $ (0.00)        $ (0.00)
        Goodwill amortization, net of tax                    --            0.00
                                                      ----------     -----------
        Adjusted net loss                              $ (0.00)        $ (0.00)
                                                      ----------     -----------


                                                      JUNE 30,         JUNE 30,
                                                        2002             2001
                                                      ----------     -----------
        Reported net loss                              $(2,346)       $ (4,319)
        Add back goodwill amortization, net of tax          --             (43)
                                                      ----------     -----------
        Adjusted net loss                              $(1,885)        $(1,689)
                                                      ----------     -----------

        Basic and diluted net loss per common share
        Reported net loss                              $ (0.00)        $ (0.00)
        Goodwill amortization, net of tax                     -            0.00
                                                      ----------     -----------
        Adjusted net loss                              $ (0.00)        $ (0.00)
                                                      ----------     -----------

NOTE 7 - NON-CASH FINANCING ACTIVITIES

In February 2001, the Company acquired a 60% interest in NOW Solutions, LLC ("NOW"), a company that develops and maintains human resource software, in exchange for $1,000,000. Pursuant to the terms of the operating agreement, the Company's interest will be reduced to 51% over three years as employees of NOW Solutions will be entitled to receive shares of NOW Solutions' common stock.

Also, in February 2001, NOW purchased the human resource software assets of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. In addition, the agreement calls for various earnout provisions to be paid to Ross if certain sales levels are achieved by NOW during the two years subsequent to the purchase.

NOW acquired a $5,500,000 note payable to finance the Ross acquisition. The note bears interest at Prime plus one and a half (Prime was 6% at September 30, 2001) and has an interest rate floor of 8.5%. The Note payable is due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The note calls for monthly principal payments of $91,500 plus interest. The Company entered into a declining pledge agreement whereby the Company guaranteed $1,500,000 of the note.

Arglen Acquisition, LLC ("Arglen") facilitated the NOW transactions and acquired a 30% interest in NOW for services provided and received warrants of the Company to purchase 5% of the total outstanding stock of the Company, for an exercise price of $0.08. The warrants are anti-dilutive, with a third of the warrants vesting upon grant and the remaining warrants vesting equally in one and two years from the grant date. All warrants are exercisable five years from the vesting date.

The NOW purchase was accounted for under the purchase method of accounting, with the cash paid to Ross, note payable due to Ross, $667,000 for Arglen's 30% interest in NOW and $798,000 for the value of the warrants issued to Arglen (valued using the Black-Scholes valuation model), all included as part of the purchase price. The Company and NOW recognized approximately $7,066,000 of goodwill and other intangible assets in connection with the purchase.

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

NOTE 8 - SUBSEQUENT EVENTS

In July 1, 2002, the Company entered into a two year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In consideration and as incentive for Executive to execute this Employment Agreement and diligently perform the services provided in connection with the Employment Agreement, McAuley will receive 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc., for former employees of Enfacet and investment purposes. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company will register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement.

In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services in consideration of the issuance of 5,000,000 shares of Company's common stock with the Rule 144 restrictive legend. The fair value of the stock issuance was $23,500.

In August 2002, the Company issued a $25,000 note, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. The Company has been granted an extension into late September 2002.

In August 2002, the Company retained a consultant to provide investment services on behalf of Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015, which expire in August 2005 and vest immediately. The fair value of the warrants was $4,474. which expired in August 2005 and vests immediately. The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, then the Company will issue warrants to purchase
2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had agreed to issue warrants to purchase 6 million shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating additional terms to the loan. In connection with the loan, the Company also agreed to compensate a third party with a finders fee with warrants to purchase Company common stock based on the amount of money actually loaned to the Company.

In August 2002, the Company issued an $8,000 note, which is due February 2003 and bears interest at a rate of 10% in consideration of a loan from Luiz Valdetaro, the Chief Technology Officer of the Company. In connection with the note, the Company issued three year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and are exercisable for three years from issuance. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In September 2002, the Company amended an agreement to retain the services of Stephen Rossetti to provide services in the capacity of Executive V.P., Governmental Affairs, in consideration for warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants expire in September 2005.

In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had agreed to issue warrants to purchase 6,000,000 shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating additional terms to the loan. In connection with the loan, the Company also agreed to compensate a third party with a finders fee with warrants to purchase Company common stock based on the amount of money actually loaned to the Company.

In September 2002, the Company issued warrants to purchase 1,750,000 shares of the Company's common stock at a strike price of $0.006 per shares to two consultants in connection with accounting services provided to the Company. The warrants expire in September 2005 and vest immediately. The fair market value of the warrants issued was $15,830.

In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively, to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan.

In September 2002, the Company issued a promissory note in the amount of $13,000 to a third party lender bearing interest at 8% due in October 2002 and warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share in consideration for a loan in the amount of $12,500 with a commitment fee of $500. In connection with the loan, the Company also issued warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share to a third party as a finder's fee.

First Serve Entertainment and Vijay Amritraj have agreed to terminate their business relationship and are proceeding to formalize a mutually acceptable settlement agreement.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended June 30, 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2001.


OVERVIEW

The Company maintains its primary focus on developing its proprietary Emily technology, Web services, Underpinning Web Technologies, and other products such as ResponseFlash and UniversityFlash. Its subsidiary NOW Solutions continues to develop its services and products in order to grow its customer base. Additionally, the Company continues to build its global network of Local Country Partners toward developing an international network of Bridges that will serve as distribution platforms throughout the world for its proprietary and licensed technologies, goods and services.

In June 2002, Apollo Industries, Inc., of which Vertical owns a 20% interest, changed is name to TranStar Services, Inc.


RESULTS OF OPERATIONS

         THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

TOTAL REVENUES. The Company had total revenues of $2,068,000 in the three months ended June 30, 2002. This is an increase of $1,090,000 primarily due to a $1,161,000 increase in software sales in conjunction with NOW Solutions' emPath version 6 and full allocation of maintenance revenue compared to the previous year offset by a $128,000 decline in consulting services. Total revenues primarily consist of software license and consulting and maintenance fees. All but $64,,000 of these revenues relate to the business operations of NOW Solutions, a subsidiary in which the Company acquired a 60% interest in February 2001.

Total Revenues for the six months ended June 30, 2002 increased $2,195,000 from $1,435,000 to $3,630,000. The increase was primarily due to the inclusion of NOW Solutions for a full quarter for the three months ended March 31, 2002 as compared to 2001 plus the increase in NOW Solutions total revenues as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $2,274,000 and $3,871,000 in the three months ended June 30, 2002 and 2001, respectively. The decrease of $1,597,000 was primarily attributable to the reduction of these expenses in Vertical Computer Systems, Inc. which reduced labor, outside consulting fees, expenses involving the companies international partners, the discontinuance of amortization of goodwill and a reduction in depreciation expense as a result of fixed assets written off, as well as the virtual ceasing of operations of the Company's wholly owned Subsidiaries, Globalfare, Pointmail and Enfacet as part of a global cost cutting and restructuring efforts, offset by a slight increase in NOW Solutions' correlating costs due to the increase in NOW's sales and operations. Selling, General and Administrative Expenses for the six months ended June 30, 2002 decreased $393,000 from $5,968,000 to $5,575,000. The net decrease is primarily comprised of the results of the net cost cutting measures described above offset by the write down of approximately $720,000 of goodwill associated with Enfacet and two additional months of operations of NOW Solutions compared to the six months ended June 30, 2002.

OPERATING LOSS. The Company had an operating loss of $206,000 and $2,892,000 in the three months ended June 30, 2002 and 2001 respectively. The $2,686,000 decrease is primarily related to the $1,090,000 increase in revenues coupled with the $1,597,000 decrease in selling, general, and administrative expenses as described above.

INTEREST. The increase in interest expense of approximately $168,000 over the three months ended June 30, 2002, when compared to the same period in the prior year, is due to the debt assumed as part of the Enfacet purchase and the increase in notes and debentures payable to fund the operations of Vertical and its wholly owned subsidiaries.

The $324,000 increase in interest for the six months ended June 30, 2002 is attributable to the debt incurred as part of the asset purchase of NOW Solutions as well as the debt assumed as part of the Enfacet purchase and the increase in notes and debentures payable to fund the operations of Vertical and its wholly owned subsidiaries. The minority interest in income/(loss) of subsidiary was $97,000 and $(174,000) for the three months ended June 30, 2002 and 2001, respectively. The $271,000 change from a loss to a gain is attributable to the $506,000 net income on NOW Solutions for the three months ended June 30, 2002. The $311,000 net change from a loss to a gain in the minority interest in income/(loss) of subsidiary for the six months ended June 30, 2002 was primarily attributable to the $149,000 in income from NOW compared a loss of $536,000 for the previous period.

NET LOSS. The Company had a net loss of $460,686 and $2,718,477 in the three months ended June 30, 2002 and 2001 respectively. The $2,257,791 reduction was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

The $1,680,000 reduction in net loss for the six months ended June 30, 2002 when compared to the same period in the prior year was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

DIVIDENDS APPLICABLE TO PREFERRED STOCK. The Company has outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to this preferred stock is $150,000 in the three months ended June 30, 2002, a $143,000 increase over the three months ended June 30, 2001. The increase is due to a full quarter accrual for Series A and the addition of 50,000 Series C issued during November 2001.

The $293,000 increase in dividends for the six months ended June 30, 2002 due to a full quarter accrual for Series A and the addition of 50,000 Series C issued during November 2001.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company had a net loss applicable to common stockholders of $611,000 and $2,725,000 in the three months ended June 30, 2002 and 2001, respectively. The $2,114,000 decrease is primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

The reduction in net loss applicable to common stockholders of $1,679,622 for the six months ended June 30, 2002 when compared to the same period for the prior year was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Presently, the Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to repay delinquent loans and loans coming due. In order to meet its obligations, the Company will need to raise cash from the sale of securities or loans or have the $1,500,000 restricted cash released by the bank. Other than the Equity Line of Credit discussed below, the Company does not currently have any commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all. As of June 30, 2002, the Company had unrestricted cash of $665,000, substantially all of which is held by NOW Solutions, a 60% owned subsidiary of the Company. This cash is not available for use by the Company. Accordingly, the Company had little cash available for its operations as of June 30, 2002. Since June 30, 2002, the Company has borrowed $57,000 from third parties and $8,000 from Luiz Valdetaro, the Chief Technology Officer of the Company. The Company needs to raise cash in order to continue operations.

The Company's primary need for cash is to fund operations until its operations generate sufficient capital to meet these obligations. In addition, the Company needs cash to satisfy its current liabilities.

For the six months ended June 30, 2002, the Company had a net decrease in cash and cash equivalents of $181,000. This consisted primarily of net cash used in financing activities of $627,000 and net cash used in investing activities of $87,000, which was offset by net cash provided by operating activities of $533,000. Net cash used in financing activities consisted of the payment of outstanding notes payable of $1,072,000 net of proceeds of $445,000 from the issuance of notes payable and convertible debentures. Net cash provided by operating activities consisted primarily of the net loss of $2,346,000 less non-cash expenses (including depreciation and amortization, write-off of goodwill and investments and issuances of stock) of $1,746,000, a net increase in operating asset accounts of $374,000, primarily attributable to receivables offset by an increase in operating liability accounts increase of $1,134,000 primarily attributable to an increase in accounts payable and accrued expenses

In June 2002, the Company issued a $50,000 note (of which it has received $40,000 to date), which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.0030 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $2,291 (valued using the Black-Scholes valuation model) has been expensed currently The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears interest at a rate of 12%. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.0040 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $3,818 (valued using the Black-Scholes valuation model) has been expensed currently The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

During the six months ended June 30, 2002, the Company borrowed an aggregate of $170,300 from Richard Wade, the Company's President and Chief Executive Officer. This loan is unsecured, non-interest bearing and payable on demand.

During the quarter ended June 30, 2002 the Company was informed that $254,000 of a delinquent note payable was repaid via proceeds from sales of 19,751,000 of the Company's common stock owned by officers of the Company and used as collateral to secure the a $425,000 note payable. The officers are to be repaid with replacement shares.

In March 2002, the Company entered into an agreement to issue a $170,500 convertible debenture. In April 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of June 21, 2002, no conversions have taken place.

In August 2001, the Company entered into an Equity Line of Credit Agreement. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. The Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the sale of the shares to be issued under the equity line of credit. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. The Company has paid the $400,000 fee associated with the Equity Line of Credit agreement by issuance of 19,697,857 shares of common stock of which 12,500,000 were outstanding during the six months period ended June 30, 2002.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

To date, the Company has primarily generated revenues from licensing and maintenance agreements from NOW Solutions ("NOW"), its 60% majority owned subsidiary. The Company does not receive these revenues and, therefore, they are not available to the Company as a source of cash.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

NOW Solutions, an entity in which the Company has a 60% ownership interest, believes it has adequate working capital to fund its current operations for the next 12 months. Debt service for the next twelve months will be approximately $5,000,000 in principal and interest if NOW does not cure its technical default with its primary lender. However, as discussed below, NOW is current with all its principal and interest payments.

NOW Solutions has been notified by the lender that it is in default of certain covenants in the loan agreement. The Company had pledged a $1,500,000 deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan, or $2,200,000 to finance the purchase of Human Resources Information System from Ross Systems, Inc. The Company believes it is entitled to approximately $1,000,000 of its $1,500,000 deposit as of August 30, 2002 , which increases each month as NOW makes its payments, the Company has received an offer from the bank to release a portion of the $1,500,000 pledge and cure the default on the NOW Solutions' loan. The Company is negotiating the final terms of the settlement agreement with the lender and expects a final settlement by early October 2002. Until an agreement is reached, the default by NOW Solutions is cured, or NOW Solutions continues to makes its payments through February 2003, or the Company pursues legal action, the Company is unlikely to obtain a return of its deposit, or any portion thereof.


GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements for the six months ended June 30, 2002, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, has a $1,500,000 cash deposit presently restricted due to the bank default by NOW Solutions and needs to raise additional funds to accomplish its objectives. Additionally, at June 30, 2002, the Company had negative working capital of approximately $7,389,012 and has defaulted on some of its debt obligations. The report of the Company's Independent Certified Public Accountants for the December 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.


CRITICAL ACCOUNTING POLICIES


         MARKET RISKS

The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2002, there are no material gains or losses requiring separate disclosure.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. In accordance with the requirements of SFAS 142, during the six months ended June 30, 2002, the Company:

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

o As required under SFAS No. 142, with effect from January 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three and six months ended June 30, 2001 (in thousands, except per share data):

                                                      JUNE 30,         JUNE 30,
                                                        2002             2001
                                                      ----------     -----------
        Reported net loss                               $ (461)       $ (2,674)
        Add back goodwill amortization, net of tax            _            (43)
                                                      ----------     -----------
        Adjusted net loss                               $ (461)        $(1,689)
                                                      ----------     -----------


        Basic and diluted net loss per common share
        Reported net loss                              $ (0.00)        $ (0.00)
        Goodwill amortization, net of tax                    --            0.00
                                                      ----------     -----------
        Adjusted net loss                              $ (0.00)        $ (0.00)
                                                      ----------     -----------


                                                       JUNE 30,        JUNE 30,
                                                         2002            2001
                                                      ----------     -----------
        Reported net loss                              $(2,346)       $ (4,319)
        Add back goodwill amortization, net of tax          --             (43)
                                                      ----------     -----------
        Adjusted net loss                              $(1,885)        $(1,689)
                                                      ----------     -----------

        Basic and diluted net loss per common share
        Reported net loss                              $ (0.00)        $ (0.00)
        Goodwill amortization, net of tax                     -            0.00
                                                      ----------     -----------
        Adjusted net loss                              $ (0.00)        $ (0.00)
                                                      ----------     -----------

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company. The Company's litigation is summarized below.

The first case entitled, MARGARET GRECO, ET AL., v. VERTICAL COMPUTER SYSTEMS, INC., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involved allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs sought in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. The Company successfully prevailed in a motion for summary judgment and the case has been dismissed in its entirety.

The second matter concerns a dispute between Arglen Acquisitions and the Company concerning its subsidiary NOW Solutions, LLC. On April 12, 2002, the Company received a letter from Arglen Acquisitions LLC, a member of NOW Solutions LLC, accusing the Company of defaulting on its obligations under NOW Solutions' Operating Agreement by failing to obtain a waiver of default from NOW Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of NOW Solutions, and authorizes Arglen Acquisitions to acquire the Company's ownership interest in NOW Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the Executive Committee of NOW Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in NOW Solutions. In August, the Company prevailed on four of the five motions and remains in control of the executive committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fee or any other monies other than for reimbursement for direct expenses incurred by the Company on behalf of NOW Solutions. The Company believes that Arglen's allegations are without merit and that the Company will prevail on all five motions.

The Company's subsidiary, NOW Solutions, LLC ("NOW") recently learned of an employment agreement between NOW and Garry Gyselen ("Gyselen") whereby Gyselen would be engaged for a term of 3 years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of NOW, and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. NOW's corporate legal counsel has informed NOW Solutions' management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided NOW with any written acknowledgement confirming that the agreement is null and void.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the three months ended March 31, 2002, the Company issued warrants to purchase 420,455 shares of Company common stock. The fair market value for these shares, as of the date of issuance, is $1,103.

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

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to notes issued to a third party lender by the Company in October and November 2001 in the amount of $100,000 each, whereby the Company would reimburse Mountain Reservoir Corporation with an number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp., a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President and CEO of the Company. The Company has been informed by the Lender that 19,751,000 shares of the collateral were sold for $254,382.07, the remaining 31,552,932 shares were transferred to two third parties, and that the lender considers the debt satisfied. The Company is currently checking with the lender to determine the status of the stock held in possession of the two third parties and the Company's rights and obligations with respect to the collateral.

In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of September 23, 2002, no conversions have taken place.

For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance is $3,132.

For the three months ended June 30, 2002, the Company issued warrants to two consultants to purchase a total of 1,500,000 shares of common stock at a strike price of $0.005. The fair market value of these warrants at the date of issuance of each grant of warrants was $3,565.

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note was payable in August 2002. To secure the loan, the Company pledged third party securities of eResource Capital Group that it holds. In August 2002, the $211,136 note along with $25,368 in accrued interest and fees (as amended) was cancelled and a $236,504 note was issued that bears interest at 13% per annum which has three payments of $7,500 due on October 1, November 1, and November 15, 2002 and monthly payment of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the Note has been paid.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, 2002, and continuing until all principal then outstanding with interest, amounts owing and then unpaid by June 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, is due by the end of September 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and shall continue until the principal has been paid in full. All unpaid amounts are due September 2004. In June 2002, this note was further amended, to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in July 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on October 1, 2002. In connection with the amendment, the Company agreed to register the common shares underlying the 50,000 shares of Series C Preferred Stock that were issued to a third party in connection with the purchase the SiteFlash technology.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet, by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $2,291 (valued using the Black-Scholes valuation model) will be amortized over the term of the loan. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000 was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In June 2002, the Company issued a $50,000 note, which is due January 2003 and interest at a rate of 12%. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.0040 per share. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $3,818 (valued using the Black-Scholes valuation model) will be amortized over the term of the loan. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant is $3,565.

In July 1, 2002, the Company entered into an employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000. In consideration and as incentive for Executive to execute this Employment Agreement and diligently perform the services provided in connection with the Employment Agreement, McAuley will receive 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc. for former employees of Enfacet and investment purposes. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company will register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement.

In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services in consideration of the issuance of 5,000,000 shares of Company's common stock with the Rule 144 restrictive legend.

In August 2002, the Company issued a $25,000 note, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. The Company is currently delinquent on payment.

In August 2002, the Company retained a consultant to provide investment services on behalf of Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015. The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, then the Company will issue warrants to purchase 2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

In August 2002, the Company issued a $8,000 note, which is due February 2003 and bears interest at a rate of 10% in consideration of a loan from Luiz Valdetaro, the Chief Technology Officer of the Company. In connection with the note, the Company issued three year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and are exercisable for three years from issuance. The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This deposit account in the amount of $1,500,000, was pledged as collateral for a loan between a third party lender and the Company's subsidiary, NOW Solutions.

In September 2002, the Company amended an agreement to retain the services of Stephen Rossetti to provide services in the capacity of Executive V.P., Governmental Affairs, in consideration for warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month.

In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had agreed to issue warrants to purchase 6 million shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating additional terms to the loan. In connection with the loan, the Company also agreed to compensate a third party with a finders fee with warrants to purchase Company common stock based on the amount of money actually loaned to the Company.

In September 2002, the Company issued warrants to purchase 1,750,000 shares of the Company's common stock at a strike price of $0.006 per shares to two consultants in connection with accounting services provided to the Company.

In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively, to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan.

In September 2002, the Company issued a promissory note in the amount of $13,000 to a third party lender bearing interest at 8% due in October 2002 and warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share in consideration for a loan in the amount of $12,500 with a commitment fee of $500. In connection with the loan, the Company also issued warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share to a third party as a finder's fee.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of April 15, 2002, no conversions have taken place. The Company is in default for failing to register the shares underlying the debentures with the SEC.

November 1, and November 15, 2002 and monthly payment of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the Note has been paid.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, 2002, and continuing until all principal then outstanding with interest, amounts owing and then unpaid by June 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, is due by the end of September 2002. The Company is delinquent in paying sums due under the amended note and is currently negotiating an extension.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $112,500 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet, by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS FILING:

EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------
2.1                Certificate of Ownership and Merger Merging            Incorporated by reference to Exhibit 1.1 to the
                   Scientific Fuel Technology, Inc. into Vertical         Company's Form 8-K 12G3 filed on May 2, 2000
                   Computer Systems, Inc.

2.2                Stock Purchase Agreement dated April 5, 2000 between   Incorporated by reference to Exhibit 2.2 to the
                   the Company and all the shareholders of                Company's Form 10-KSB/A filed on May 17, 2001
                   Globalfare.com

2.3                Stockholders Agreement dated October 12, 2000          Incorporated by reference to Exhibit 2.3 to the
                   between the Company and Vijay Amritraj                 Company's Form 10-KSB/A filed on May 17, 2001

2.4                Vertical - iNPI LLC Operating Agreement dated          Incorporated by reference to Exhibit 2.4 to the
                   April 26, 2000                                         Company's Form 10-KSB/A filed on May 17, 2001

2.5                INet Government Services LLC Operating Agreement       Incorporated by reference to Exhibit 2.5 to the
                   dated April 28, 2000                                   Company's Form 10-KSB/A filed on May 17, 2001

3.1                Original Unamended Certificate of Incorporation of     Incorporated by reference to Exhibit 1.2 to the
                   Vertical Computer Systems, Inc. (f/k/a Xenogen         Company's Form 8-K 12G3 filed on May 2, 2000
                   Technology, Inc.)

3.2                Certificate of Amendment of Certificate of             Incorporated by reference to Exhibit 3.2 to the
                   Incorporation (change name to Vertical Computer        Company's Form 10-KSB/A filed on May 17, 2001
                   Systems, Inc.)

3.3                Certificate of Designation of 10% Cumulative           Incorporated by reference to Exhibit 3.3 to the
                   Redeemable Series B Preferred Stock                    Company's Form 10-KSB/A filed on May 17, 2001

3.4                Certificate of Designation of 15% Cumulative           Incorporated by reference to Exhibit 3.4 to the
                   Redeemable Series D Preferred Stock                    Company's Form 10-KSB/A filed on May 17, 2001

3.5                Certificate of Amendment of Certificate of             Incorporated by reference to Exhibit 3.5 to the
                   Incorporation (2000)                                   Company's Form 10-KSB/A filed on May 17, 2001

3.6                Certificate of Designation of 4% Cumulative            Incorporated by reference to Exhibit 3.6 to the
                   Redeemable Series A Preferred Stock                    Company's Form 10-KSB/A filed on May 17, 2001

3.7                Amended and Restated Bylaws of the Company             Incorporated by reference to Exhibit 3.7 to the
                                                                          Company's Form 10-KSB/A filed on May 17, 2001

4.2                Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.2 to the
                   and Ujjwal Bhowmik dated December 17, 1999             Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.3                Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.3 to the
                   and Juan Caballero dated December 17, 1999             Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

4.4                Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.4 to the
                   and Tawee Ekundomsin dated December 17, 1999           Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.5                Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.5 to the
                   and John R. Feeney dated December 20, 1999             Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.6                Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.6 to the
                   Company and Julie M. Holmes Dated December 20, 1999    Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.7                Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.7 to the
                   and Laurent H. Tetard dated December 18, 1999          Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.8                Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.8 to the
                   Company and Andre Bertrand dated December 16, 1999     Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001


4.9                Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.9 to the
                   Company and Jeff Davison dated December 16, 1999       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.10               Non-Statutory Stock Option Agreement between the       Incorporated by referenced to Exhibit 4.10 to the
                   Company and Bee C. Lavery dated December 16, 1999      Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.11               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.11 to the
                   Company and Donn F. Morey dated December 16, 1999      Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.12               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.12 to the
                   an Steve Lu dated December 19, 2000                    Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.13               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.13 to the
                   and Ujjwal Bhowmik dated February 5, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.14               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.14 to the
                   and Juan Caballero dated February 5, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.15               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.15 to the
                   and Tawee Ekundomsin dated February 5, 2001            Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.16               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.16 to the
                   and John R. Feeney dated February 5, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.17               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.17 to the
                   and Laurent H. Tetard dated February 5, 2001           Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

4.18               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.18 to the
                   and Diane Castillo dated February 5, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.19               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.19 to the
                   and Carlos Lomheim dated February 5, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.20               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.20 to the
                   and Alex Federico dated February 5, 2001               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.21               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.21 to the
                   and Jeannifer Caldona dated February 5, 2001           Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.22               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.22 to the
                   and Geoffrey Golliher dated February 5, 2001           Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001


4.23               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.23 to the
                   and Feng Yu (Frank) Zhou dated February 5, 2001        Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.24               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.24 to the
                   and Jennifer Kim dated February 5, 2001                Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.25               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.25 to the
                   and Daniela Moura dated February 5, 2001               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.26               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.26 to the
                   and James Kim dated February 5, 2001                   Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001


4.27               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.27 to the
                   Company and Gary Freeman dated February 14, 2001       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.28               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.28 to the
                   Company and William Mills dated February 5, 2001       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.29               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.29 to the
                   and Richard Wade dated February 5, 2001                Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.30               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.30 to the
                   Company and Terry Washburn dated February 5, 2001      Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.31               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.31 to the
                   Company and Vijay Amritraj dated June 5, 2001          Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

4.32               Non-Statutory Stock Option Agreement between the       Incorporated by reference to Exhibit 4.32 to the
                   Company and Munish Gupta dated June 5, 2001            Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.33               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.33 to the
                   and Tawee Ekundomsin dated June 15, 2001               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.34               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.34 to the
                   and John R. Feeney dated June 15, 2001                 Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.35               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.35 to the
                   and Laurent Tetard dated June 15, 2001                 Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.36               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.36 to the
                   and Diane Castillo dated June 15, 2001                 Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.37               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.37 to the
                   and Geoffrey Golliher dated June 15, 2001              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.38               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.38 to the
                   and Frank Zhou dated June 15, 2001                     Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.39               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.39 to the
                   and Jennifer Kim dated June 15, 2001                   Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.40               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.40 to the
                   and James Kim dated June 15, 2001                      Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.41               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.40 to the
                   and James Kim dated June 15, 2001                      Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.42               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.42 to the
                   and Fabian Marta dated June 15, 2001                   Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.43               Incentive Stock Option Agreement between the Company   Incorporated by reference to Exhibit 4.43 to the
                   and Daniela Moura dated June 15, 2001                  Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.44               Warrant Agreement between the Company and Phil         Incorporated by reference to Exhibit 4.44 to the
                   Alexander dated October 23, 2000                       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.45               Warrant Agreement between the Company and Phil         Incorporated by reference to Exhibit 4.45 to the
                   Alexander dated October 23, 2000                       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

4.46               Warrant Agreement between the Company and Michael      Incorporated by reference to Exhibit 4.46 to the
                   Blum dated October 23, 2000                            Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.47               Warrant Agreement between the Company and Michael      Incorporated by reference to Exhibit 4.47 to the
                   Blum dated October 23, 2000                            Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.48               Warrant Agreement between the Company and Gary Blum    Incorporated by reference to Exhibit 4.48 to the
                   dated February 5, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.49               Warrant Agreement between the Company and Donald P.    Incorporated by reference to Exhibit 4.49 to the
                   Hateley dated March 5, 2001                            Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.50               Warrant Agreement between the Company and Robert       Incorporated by reference to Exhibit 4.50 to the
                   Wagman dated May 1, 2001                               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.51               Warrant Agreement between the Company and Robert       Incorporated by reference to Exhibit 4.51 to the
                   Wagman dated June 1, 2001                              Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.52               Warrant Agreement between the Company and Mark         Incorporated by reference to Exhibit 4.52 to the
                   Kellner dated January 18, 2001                         Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.53               Warrant Agreement between the Company and Stephen      Incorporated by reference to Exhibit 4.53 to the
                   Gunn dated April 9, 2001                               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

4.54               Warrant Agreement between the Company and Gary L.      Incorporated by reference to Exhibit 4.54 to the
                   Blum dated June 15, 2001                               Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.1               1999 Stock Option Plan of the Company                  Incorporated by reference to Exhibit 10.1 to the
                                                                          Company's Form 10-KSB/A filed on May 17, 2001

10.2               Business Development and Marketing Agreement between   Incorporated by reference to Exhibit 10.2 to the
                   the Company and Avenel Alliance, Inc.                  Company's Form 10-KSB/A filed on May 17, 2001

10.3               Marketing Agreement between the Company and            Incorporated by reference to Exhibit 10.3 to the
                   Entertainment Marketing Group                          Company's Form 10-KSB/A filed on May 17, 2001

10.4               Employment Agreement between the Company and Richard   Incorporated by reference to Exhibit 10.4 to the
                   Wade                                                   Company's Form 10-KSB/A filed on May 17, 2001

10.5               Agreement between the Company and Xatnu, Inc. dated    Incorporated by reference to Exhibit 10.1 to the
                   October 16, 2000                                       Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.6               Agreement between the Company and Xatnu, Inc. dated    Incorporated by reference to Exhibit 10.2 to the
                   June 29, 2001                                          Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.7               Agreement between the Company and Parker Mills Patel   Incorporated by reference to Exhibit 10.3 to the
                   dated June 29, 2001                                    Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.8               Agreement between the Company and Franklin Financial   Incorporated by reference to Exhibit 10.4 to the
                   dated July 9, 2001                                     Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.9               Agreement between the Company and Gary L. Blum, Esq.   Incorporated by reference to Exhibit 10.5 to the
                   dated July 10, 2001                                    Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.10              Agreement between the Company and Taurus Global, LLC   Incorporated by reference to Exhibit 10.6 to the
                   dated July 9, 2001                                     Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.11              Agreement between the Company and M.S. Farrell &       Incorporated by reference to Exhibit 10.7 to the
                   Co., Inc. dated July 9, 2001                           Company's Registration Statement on Form S-8 filed on
                                                                          July 13, 2001

10.12              Letter Agreement dated as of February 23, 2001         Incorporated by reference to Exhibit 2.1 to the
                   between Arglen Acquisitions, LLC and the Company       Company's 8-K filed on May 16, 2001

10.13              NOW Solutions, LLC Operating Agreement dated as of     Incorporated by reference to Exhibit 2.2 to the
                   February 27, 2001 between Arglen Acquisitions LLC      Company's 8-K filed on May 16, 2001
                   and the Company

10.14              Certificate of Designation of Vertical Computers,      Incorporated by reference to Exhibit 3.1 to Company's
                   Inc. Series "C" 4% Cumulative Convertible Preferred    Form 10-QSB/A filed on December 19, 2001
                   Stock


10.15              (a) Berche Promissory Note dated August 13, 2001       Incorporated by reference to Exhibit 10.1 to the
                                                                          Company's Form 10-QSB/A filed on December 19, 2001
                   (b) Berche Stock Pledge Agreement dated August 13,
                   2001

                   (c) Berche Warrants dated August 13, 2001

10.16              Equity Line of Credit Agreement between the Company    Incorporated by reference to Exhibit 10.2 to the
                   and Cornell Capital Partners, L.P. dated August 16,    Company's Form 10-QSB/A filed on December 19, 2001
                   2001

10.17              Securities Purchase Agreement between the Company      Incorporated by reference to Exhibit 10.3 to the
                   and third party buyers for $250,000 of Convertible     Company's Form 10-QSB/A filed on December 19, 2001
                   Debentures

10.18              Enfacet, Inc. Stock Purchase Agreement dated           Incorporated by reference to Exhibit 10.4 to the
                   August 21, 2001                                        Company's Form 10-QSB/A filed on December 19, 2001

10.19              Agreement between Enfacet and the Company dated        Incorporated by reference to Exhibit 10.5 to the
                   August 24, 2001                                        Company's Form 10-QSB/A filed on December 19, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.20              Agreement between the Company and Chuck Ashman dated   Incorporated by reference to Exhibit 10.1 to the
                   October 29, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.21              Agreement between the Company and Michael Blum dated   Incorporated by reference to Exhibit 10.2 to the
                   October 29, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.22              Agreement between the Company and Gary Blum dated      Incorporated by reference to Exhibit 10.3 to the
                   November 2, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.23              Agreement between the Company and Justin Davis dated   Incorporated by reference to Exhibit 10.4 to the
                   October 29, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.24              Agreement between the Company and Allison Enderle      Incorporated by reference to Exhibit 10.5 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.25              Agreement between the Company and Robert Farias        Incorporated by reference to Exhibit 10.6 to the
                   dated October 30, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.26              Agreement between the Company and Donald P. Hateley    Incorporated by reference to Exhibit 10.7 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.27              Agreement between the Company and Annette Keith        Incorporated by reference to Exhibit 10.8 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.28              Agreement between the Company and Aubrey McAuley       Incorporated by reference to Exhibit 10.9 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.29              Agreement between the Company and Tom McCloskey        Incorporated by reference to Exhibit 10.10 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.30              Agreement between the Company and William Mills        Incorporated by reference to Exhibit 10.11 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.31              Agreement between the Company and Leroy Molock dated   Incorporated by reference to Exhibit 10.12 to the
                   October 29, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.32              Agreement between the Company and David Rezeieh        Incorporated by reference to Exhibit 10.13 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.33              Agreement between the Company and Steve Rossetti       Incorporated by reference to Exhibit 10.14 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.34              Agreement between the Company and Priyam Sharma        Incorporated by reference to Exhibit 10.15 to the
                   dated November 2, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.35              Agreement between the Company and Jacob Stearns        Incorporated by reference to Exhibit 10.16 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.36              Agreement between the Company and Marilyn Stewart      Incorporated by reference to Exhibit 10.17 to the
                   dated November 1, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.37              Agreement between the Company and Vasu Vijay dated     Incorporated by reference to Exhibit 10.18 to the
                   October 29, 2001                                       Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.38              Agreement between the Company and Vijay Armitraj       Incorporated by reference to Exhibit 10.19 to the
                   dated October 29, 2001                                 Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.39              Agreement between the Company and Taurus Global, LLC   Incorporated by reference to Exhibit 10.20 to the
                   dated July 9, 2001                                     Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.40              Agreement between the Company and M.S. Farrell &       Incorporated by reference to Exhibit 10.21 to the
                   Co., Inc. dated July 9, 2001                           Company's Registration Statement on Form S-8 filed on
                                                                          November 8, 2001

10.41              Equity Line of Credit Agreement dated as of August     Incorporated by reference to Exhibit 10.40 to the
                   2001, between the Company and Cornell Capital          Company's Form 10-KSB A filed on May 20, 2002
                   Partners, L.P.

10.42              Registration Rights Agreement dated as of August       Incorporated by reference to Exhibit 10.42 to the
                   2001 between the Company and the buyers identified     Company's Form 10-KSB A filed on May 20, 2002
                   therein.

10.43              Escrow Agreement dated as of August 2001 among the     Incorporated by reference to Exhibit 10.43 to the
                   Company, Yorkville Advisors Management, LLC and        Company's Form 10-KSB A filed on May 20, 2002
                   First Union National Bank.

10.44              Form of Debenture                                      Incorporated by reference to Exhibit 10.44 to the
                                                                          Company's Form 10-KSB A filed on May 20, 2002

10.45              Securities Purchase Agreement dated as of August       Incorporated by reference to Exhibit 10.45 to the
                   2001 among between the Company and the buyers          Company's Form 10-KSB A filed on May 20, 2002
                   identified therein


10.46              Consulting Agreement dated as of August 2001 between   Incorporated by reference to Exhibit 10.46 to the
                   the Company and Yorkville Advisors Management, LLC     Company's Form 10-KSB A filed on May 20, 2002

10.47              Placement Agent Agreement dated as of August 2001      Incorporated by reference to Exhibit 10.47 to the
                   among the Company, Westrock Advisors, Inc. and         Company's Form 10-KSB A filed on May 20, 2002
                   Cornell Capital Partners, L.P.




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.48              Registration Rights Agreement dated as of August       Incorporated by reference to Exhibit 10.48 to the
                   2001 between the Company and Cornell Capital           Company's Form 10-KSB A filed on May 20, 2002
                   Partners, L.P.

10.49              Escrow Agreement dated as of August 2001 among the     Incorporated by reference to Exhibit 10.49 to the
                   Company, Cornell Capital Partners, L.P., Butler        Company's Form 10-KSB A filed on May 20, 2002
                   Gonzalez LLP and First Union National Bank.

10.50              Warrant dated as of November 2001 given by the         Incorporated by reference to Exhibit 10.50 to the
                   Company to Parker, Mills & Patel, LLP                  Company's Form 10-KSB A filed on May 20, 2002

10.51              Promissory Note dated as of November 2001 given by     Incorporated by reference to Exhibit 10.51 to the
                   the Company to Parker, Mills & Patel, LLP              Company's Form 10-KSB A filed on May 20, 2002

10.52              Promissory Note dated as of December 2001 given by     Incorporated by reference to Exhibit 10.52 to the
                   the Company to Brighton Opportunity Fund, LP           Company's Form 10-KSB A filed on May 20, 2002

10.53              Bridge loan dated as of December 2001 given by the     Incorporated by reference to Exhibit 10.53 to the
                   Company to Brighton Opportunity Fund, LP               Company's Form 10-KSB A filed on May 20, 2002

10.54              Option Agreement dated as of December 2001 given by    Incorporated by reference to Exhibit 10.54 to the
                   the Company to iNetPurchasing, Inc.                    Company's Form 10-KSB A filed on May 20, 2002

10.55              Stock Pledge Agreement dated as of December 2001       Incorporated by reference to Exhibit 10.55 to the
                   given by Mountain Reservoir Corp. to Brighton          Company's Form 10-KSB A filed on May 20, 2002
                   Opportunity Fund, LP

10.56              Option Agreement dated as of December 2001 given by    Incorporated by reference to Exhibit 10.56 to the
                   the Company to Basil Nikas                             Company's Form 10-KSB A filed on May 20, 2002

10.57              Option Agreement dated as of December 2001 given by    Incorporated by reference to Exhibit 10.57 to the
                   the Company to Robin Mattern                           Company's Form 10-KSB A filed on May 20, 2002

10.58              Option Agreement dated as of December 2001 given by    Incorporated by reference to Exhibit 10.58 to the
                   the Company to Wayne Savage                            Company's Form 10-KSB A filed on May 20, 2002

10.59              Consulting Agreement dated as of January 2002          Incorporated by reference to Exhibit 10.59 to the
                   between the Company and Taurus Global, LLC             Company's Form 10-KSB A filed on May 20, 2002

10.60              Reimbursement and Indemnity Agreement dated as of      Incorporated by reference to Exhibit 10.60 to the
                   January 2002 between the Company and Luiz Claudio      Company's Form 10-KSB A filed on May 20, 2002
                   Valdetaro Galvao e Mello

10.61              Stock Pledge Agreement dated as of December 2001       Incorporated by reference to Exhibit 10.61 to the
                   given by Luiz Claudio Valdetaro Galvao e Mello to      Company's Form 10-KSB A filed on May 20, 2002
                   Brighton Opportunity Fund, LP

10.62              Amendment Agreement dated as of January 2002 between   Incorporated by reference to Exhibit 10.62 to the
                   the Company and Strategic Media Alliance               Company's Form 10-KSB A filed on May 20, 2002

10.63              Memorandum of Agreement dated as of January 2002       Incorporated by reference to Exhibit 10.63 to the
                   between the Company and Strategic Media Alliance       Company's Form 10-KSB A filed on May 20, 2002




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.64              Service Agreement dated as of October 31, 2001         Incorporated by reference to Exhibit 10.64 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.65              Promissory Note Agreement as of October 31, 2001       Incorporated by reference to Exhibit 10.65 to the
                   between the Company and Paradigm Sales, Inc.           Company's Form 10-KSB A filed on May 20, 2002

10.66              Asset Pledge Agreement as of October 31, 2001          Incorporated by reference to Exhibit 10.66 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.67              Letter Agreement as of October 31, 2001 between the    Incorporated by reference to Exhibit 10.67 to the
                   Company and Robert Farias                              Company's Form 10-KSB A filed on May 20, 2002

10.68              Promissory Note Agreement as of October 31, 2001       Incorporated by reference to Exhibit 10.68 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.69              Stock Pledge Agreement as of October 31, 2001          Incorporated by reference to Exhibit 10.69 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.70              Stock Pledge Letter Agreement as of October 31, 2001   Incorporated by reference to Exhibit 10.70 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.71              Promissory Note Agreement as of November 7, 2001       Incorporated by reference to Exhibit 10.71 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.72              Employment Agreement as of December 1, 2001 between    Incorporated by reference to Exhibit 10.72 to the
                   the Company and Richard Wade                           Company's Form 10-KSB A filed on May 20, 2002

10.73              Warrant Agreement as of December 19, 2001 between      Incorporated by reference to Exhibit 10.73 to the
                   the Company and Richard Wade                           Company's Form 10-KSB A filed on May 20, 2002

10.74              Warrant Agreement as of December 19, 2001 between      Incorporated by reference to Exhibit 10.74 to the
                   the Company and Richard Wade                           Company's Form 10-KSB A filed on May 20, 2002

10.75              Reimbursement and Indemnity Agreement as of January    Incorporated by reference to Exhibit 10.75 to the
                   15, 2002 between the Company and Luiz Claudio          Company's Form 10-KSB A filed on May 20, 2002
                   Valdetaro Galvao e Mello

10.76              Reimbursement and Indemnity Agreement as of January    Incorporated by reference to Exhibit 10.76 to the
                   15, 2002 between the Company and Mountain Reservoir    Company's Form 10-KSB A filed on May 20, 2002
                   Corporation

10.77              Reimbursement and Indemnity Agreement as of January    Incorporated by reference to Exhibit 10.77 to the
                   15, 2002 between the Company and Mountain Reservoir    Company's Form 10-KSB A filed on May 20, 2002
                   Corporation

10.78              Reimbursement and Indemnity Agreement as of January    Incorporated by reference to Exhibit 10.78 to the
                   15, 2002 between the Company and Mountain Reservoir    Company's Form 10-KSB A filed on May 20, 2002
                   Corporation

10.79              Letter Amendment Agreement as of April 5, 2002         Incorporated by reference to Exhibit 10.79 to the
                   between the Company and Robert Farias                  Company's Form 10-KSB A filed on May 20, 2002

10.80              Letter Amendment Agreement as of April 12, 2002        Incorporated by reference to Exhibit 10.80 to the
                   between the Company and the Anne Berche Trust          Company's Form 10-KSB A filed on May 20, 2002




EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.81              Asset Purchase Agreement dated November 14, 2001       Incorporated by reference to Exhibit 10.81 to the
                   between the Company and Paradigm Sales, Inc.           Company's Form 10-KSB A filed on May 20, 2002

10.82              (a) Promissory Note, dated June 3, 2002, between the   Incorporated by reference to Exhibit 10.1 to the
                   Company and Benjamin                                   Company's Form 10-QSB filed on June 24, 2002

                   (b) Stock Pledge Agreement, dated June 3, 2002, between the Company and Benjamin

                   (c) Benjamin Warrants, dated June 3, 2002, between the Company and Benjamin

10.83              (a) Loos Promissory Note, dated June 24, 2002,         Provided herewith
                   between the Company and Loos

                   (b) Loos Stock Pledge Agreement, dated June 24,
                   2002, between the Company and Loos

                   (c) Loos Warrants dated June 24, 2002, between the
                   Company and Loos

10.84              Second Amendment of Farias Services Documents and      Provided herewith
                   Note, between Robert Farias and Company, dated June
                   25, 2003

10.85              Employment Agreement, dated July 1, 2002, between      Provided herewith
                   McAuley and the Company

10.86              Equitilink Services Agreement, dated July 10, 2002,    Provided herewith
                   between the Company and Equitilink

10.87              (a) Loos Promissory Note, dated August 7, 2002,        Provided herewith
                   between the Company and Loos

                   (b) Loos Stock Pledge Agreement, dated August 7,
                   2002, between the Company and Loos

10.88              Agency Services Agreement dated, August 9, 2002,       Provided herewith
                   between the Company and Loos

10.89              (a) Valdetaro Promissory Note, dated August 20,        Provided herewith
                   2002, between the Company and Valdetaro

                   (b) Valdetaro Stock Pledge Agreement, dated August
                   20, 2002, between the Company and Valdetaro

                   (c) Valdetaro Warrants, dated August 20, 2002, between the Company and Valdetaro

10.90              Amendment to Consulting Agreement, dated               Provided herewith
                   July 13, 2001, by and between the Company and
                   Rossetti

(B)      REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    SEPTEMBER 24, 2002         VERTICAL COMPUTER SYSTEMS, INC.

                                    By:      /s/ Richard Wade
                                       --------------------------------------
                                             Richard Wade, President,
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer
                                             (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Vertical Computer Systems, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                   By:      /s/ Richard Wade
                                           -------------------------------------
                                            Richard Wade, President and
                                            Chief Executive Officer


                                   By:      /s/ Richard Wade
                                           -------------------------------------
                                            Richard Wade
                                            Acting Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302

         The undersigned Chief Executive Officer and Acting Chief Financial Officer of Vertical Computer Systems, Inc., hereby certifies that:

         1. he has reviewed the report;

         2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

         4. he and the other certifying officers:

                  a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

                  b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

                  c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

                  d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

         5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/ Richard Wade
                                  ----------------------------------------
                                  Richard Wade
                                  Chief Executive officer and
                                  Acting Chief Financial Officer