Form 10QSB
period 2002-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2002-12-11
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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



Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 724,884,934 shares issued and outstanding as of December 5, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I FINANCIAL INFORMATION                                                                                   Page

  Item 1. Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2002                                       3

  Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine months Ended                 5
    September 30, 2002 and 2001

  Condensed Consolidated Statements of Stockholders' Equity  (unaudited) for the Nine months Ended                6
    September 30, 2002

  Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended
September 30, 2002 and 2001                                                                                       8


  Notes to Condensed Consolidated Financial Statements                                                           10

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  19

  Item 3. Evaluation of Disclosure Controls and Procedures                                                       25

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                     27

  Item 2.  Changes in Securities and Use of Proceeds                                                             27

  Item 3.  Defaults Under Senior Securities                                                                      32

  Item 4.  Submission of Matters To A Vote Of Security Holders                                                   32

  Item 5.  Other Information                                                                                     32

  Item 6. Exhibits and Reports on Form 8-K                                                                       32

  Signatures                                                                                                     44

  Certifications                                                                                                 45


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      September 30,
                                                                                           2002
---------------------------------------------------------------------------------------------------
                                     Assets

Current Assets
      Cash                                                                       $          848,322
      Restricted cash                                                                     1,500,000
      Securities available for sale                                                           3,688
      Accounts receivable, net of allowance for bad debts of $98,352                      1,880,601
      Other receivable                                                                       10,833
      Employee receivables                                                                  148,065
      Prepaid expenses and other assets                                                     154,272
---------------------------------------------------------------------------------------------------

Total Current Assets                                                                      4,545,781

Property and equipment, net of accumulated depreciation                                   1,088,501
Goodwill and other intangibles, net                                                       5,586,053
Deposits and other                                                                            5,270
---------------------------------------------------------------------------------------------------

Total Assets                                                                     $       11,225,606
===================================================================================================

   Liabilities, Convertible Preferred Stock and Stockholder's Equity Deficit

Current liabilities
      Accounts payable and accrued liabilities                                   $        4,000,586
      Deferred revenue                                                                    2,184,685
      Payables to officers                                                                   79,584
      Accrued dividends                                                                     963,712
      Current portion-notes payable                                                       2,815,881
---------------------------------------------------------------------------------------------------

Total current liabilities                                                                10,044,448

      Convertible debt                                                                      355,000
      Note payable, net of discount and current portion                                   3,103,777
---------------------------------------------------------------------------------------------------

Total liabilities                                                                        13,503,225

===================================================================================================

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000                          45,000
           Shares authorized; 7,200 shares issued and outstanding

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000                         156,250
           Shares authorized; 25,000 shares issued and outstanding

Minority interest                                                                           180,628

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized                              6,579
           657,720,575 issued and outstanding

           Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;                 50
           250,000 shares authorized; 50,000 shares issued and outstanding

           Series A Preferred Stock; par value $0.001; 750,000 shares authorized;                 0
           no shares issued and outstanding

           Series C 4% Convertible Preferred stock; $100.00 par value; 200,000 shares authorized; 80,000 shares issued and outstanding
           of which 30,000 are issued to a subsidiary of the Company                        350,000

           Series C Preferred stock; par value $0.001; 175,000 shares authorized;                 0
           no shares issued and outstanding

           Notes Payable Officer                                                            331,296

           Additional paid-in-capital                                                    25,126,016

           Accumulated deficit                                                         (28,438,869)

           Accumulated other comprehensive loss                                            (34,569)
---------------------------------------------------------------------------------------------------

Total Stockholders' deficit                                                             (2,659,497)
---------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                                      $       11,225,606
===================================================================================================

See accompanying notes to the condensed consolidated financial statements


VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 AND 6 MONTHS ENDED SEPTEMBER 30, 2002

                                                   For the Three Months ended         For the Nine Months ended
                                                          September 30,                     September 30,
                                                      2002            2001               2002             2001
                                                 --------------- ----------------  ----------------- ---------------
Revenues

 Licensing and maintenance                        $   1,848,563   $      255,257    $     4,744,295   $   1,182,798
 Software development                                         -                -             42,200               -
 Consulting services                                    418,269           63,878            983,742         849,455
 Other                                                    9,701          670,675            129,328         331,879
                                                 --------------- ----------------  ----------------- ---------------

Total Revenues                                        2,276,533          989,810          5,899,565       2,364,132

Selling, general and administrative expenses          2,368,910        5,140,974          7,936,826      11,186,558
                                                 --------------- ----------------  ----------------- ---------------

Operating income (loss)                                (92,377)      (4,151,164)        (2,037,261)     (8,822,426)

Interest income                                          13,063           14,433             33,074         119,433
Interest expense                                      (160,803)        (153,786)          (485,146)       (347,272)
                                                 --------------- ----------------  ----------------- ---------------
Net loss before minority interest and income          (240,117)      (4,290,517)         (2,489,333     (9,050,265)
taxes

Minority interest in (income) loss of
subsidiary                                             (83,733)          185,294          (180,628)         400,005
                                                 --------------- ----------------  ----------------- ---------------

Net loss before income taxes                          (323,850)      (4,105,223)        (2,669,961)     (8,650,260)
                                                 --------------- ----------------  ----------------- ---------------

Provision for income taxes                            (296,245)                -          (296,245)               -
                                                 --------------- ----------------  ----------------- ---------------

Net loss                                              (620,095)      (4,105,223)        (2,966,206)     (8,650,260)
                                                 --------------- ----------------  ----------------- ---------------

Dividend applicable to preferred stock                (150,000)         (14,400)          (450,006)       (196,846)

Net loss applicable to common stockholders        $   (770,095)   $  (4,119,623)    $   (3,416,212)   $ (8,847,106)
                                                 ===============    =============  =================   =============

Basic and diluted loss per share                  $      (0.00)   $       (0.01)    $        (0.01)   $      (0.02)
                                                 ===============    =============  =================   =============

Basic and diluted weighted average of common
shares
Outstanding                                         630,844,395      590,174,993        623,246,978     578,530,002
                                                 =============== ================  ================= ===============

Comprehensive income (loss) and its components
consist of the following:
 Net loss                                         $   (620,095)   $  (4,105,223)    $   (2,966,206)  $  (8,650,260)

 Loss on securities available for sale                        -        (144,000)                  -       (192,000)

 Loss on foreign currency translation                  (25,379)                -           (34,569)               -

                                                 --------------- ----------------  ----------------- ---------------
 Comprehensive loss                               $   (645,474)    $ (4,249,223)     $  (3,000,775)   $ (8,842,260)
                                                 =============== ================  ================= ===============

See accompanying notes to the condensed consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                          Common Stock               Series A                Series C              Note
                                   --------------------------- ---------------------  ------------------------   Payable
                                       Shares         Amount   Shares       Amount      Shares       Amount     to Officers
                                   --------------- ----------- -------- ------------  -----------  -------------------------

Balance, December 31, 2001            615,191,422  $    6,153   50,000  $        50       50,000   $  350,000  $          0
                                   =============== =========== ======== ============  ===========  =========== =============
Shares issued for financing fee
 to Cornell Capital (Note 2)           12,500,000         125

Proceeds from sales of Officer's
 common stock collateralizing a
 note payable, to be repaid by
 issuing replacement shares (Notes
 2 and 3)                                                                                                           450,000

 Issuance of replacement shares of
 common stock to officers to
 reimburse for note payable (Notes
 2 and 3)                              19,751,000         198                                                     (118,704)

Proceeds from sales of common
 Stock to Equitilink (Note 2)           3,000,000          30

Conversion of debentures                2,278,153          23

Issuance of common stock for
 For investor relations                 5,000,000          50

Preferred stock dividends

Issuance of warrants for
 consulting services (Note 2)

Issuance of warrants for
 iNet option agreement (Note 2)

Issuance of warrants for
 with notes payable (Note 2)

Issuance of warrants for
 employee retention (Note 2)

Write-off Subscriptions Receivable

Comprehensive Loss:
 Net loss

 Foreign Currency Translation

                                   --------------- ----------- -------- ------------  -----------  -------------------------
Balance, September 30, 2002           657,720,575  $    6,579   50,000  $        50       50,000   $  350,000  $    331,296
                                   =============== =========== ======== ============  ===========  =========================

See accompanying notes to condensed financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)

                                                         Additional
                                     Subscription         Paid-in         Comprehensive       Accumulated
                                      Receivable          Capital             Income            Deficit           Total
                                   ----------------  ----------------- ------------------- -----------------  --------------

Balance, December 31, 2001         $       (2,000)   $     24,670,149  $                0  $   (25,022,657)   $       1,695
                                   ================  ================= =================== =================  ==============
Shares issued for financing fee
 to Cornell Capital (Note 2)                                  199,875                                               200,000

Proceeds from sales of Officer's
 common stock collateralizing a
 note payable, to be repaid by
 issuing replacement shares (Notes
 2 & 3)                                                                                                             450,000

 Issuance of replacement shares of
 common stock to officers to
 reimburse for note payable (Notes
 2 & 3)                                                       118,506                                                     -

Proceeds from sales of common
 Stock to Equitilink (Note 2)                                  17,070                                                17,100

Conversion of debentures                                       10,631                                                10,654

Issuance of common stock for
 for investor relations                                        23,450                                                23,500

Preferred stock dividends                                                                         (450,006)       (450,006)

Issuance of warrants for
 consulting services (Note 2)                                  22,885                                                22,885

Issuance of warrants for
 iNet option agreement (Note 2)                                35,712                                                35,712

Issuance of warrants for
 with notes payable (Note 2)                                   13,640                                                13,640

Issuance of warrants for
 employee retention (Note 2)                                   16,098                                                16,098

Write-off Subscriptions Receivable           2,000            (2,000)                                                     0

Comprehensive Loss:
 Net loss                                                                                       (2,966,206)     (2,966,206)

 Foreign Currency Translation                                                    (34,569)                          (34,569)

                                   ----------------  ----------------- ------------------- -----------------  --------------
Balance, September 30, 2002        $             0   $     25,126,016  $         (34,569)  $   (28,438,869)   $ (2,659,497)
                                   ================  ================= =================== =================  ==============

See accompanying notes to condensed financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                  For the nine months ended September 30,
                                                                         2002                2001
                                                                  ------------------- --------------------
Cash flows from operating activities

   Net loss                                                        $     (2,966,206)   $      (8,650,260)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Minority interest in net income (loss) of Subsidiary                      180,628            (214,294)
   Depreciation and amortization                                             992,911              126,302
   Amortization of note discount                                              51,976               22,578
   Officer notes payable replacement shares                                  118,704                    -
   Conversion of debentures                                                   10,654                    -
   Non-employee compensation expense                                               -              511,660
   Employee compensation expense                                              16,098                    -
   Professional services                                                      46,385                    -
   Fees associated with Notes Payable                                        374,318                    -
   Fees associated with sale of common stock                                   2,100                    -
   Issuance of warrants for iNet option                                       35,712                    -
   Allowance for bad debts                                                    98,352                    -
   Write off fixed assets                                                     42,022                    -
   Write off of investments                                                  870,359                    -
   Write down marketable securities                                         (34,323)                    -
   Unrealized Gain/(loss) on Change in
   Foreign Currency Translation                                             (34,569)                    -
   Changes in operating assets and liabilities:
   Accounts receivable                                                     (937,352)          (1,577,354)
   Other receivable                                                          408,656
   Receivable related party                                                (103,179)               11,630
   Prepaids                                                                 (76,394)             (15,536)
   Deposits                                                                   15,237                6,445
   Accounts payable and accrued liabilities                                2,154,279              605,035
   Deferred Revenue                                                         (58,691)            1,817,442
   Dividends payable                                                               -                    -
                                                                  ------------------- --------------------

Net cash provided by (used in) operating activities:                       1,207,677          (7,356,352)

Cash flow from investing activities:
   Capitalization and Acquisitions                                                 -          (5,907,840)
   Fair value of warrants given in acquisition                                     -              798,500
   Purchase of equipment                                                   (134,452)            (328,486)
   Purchase of investments                                                         -            (292,750)
                                                                  ------------------- --------------------

Net cash used in investing activities                                      (134,452)          (5,730,576)

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002  (CONTINUED)


Cash flow from financing activities:
   Pledge of Cash deposit for bank Loan                                            -          (1,561,870)
   Process from issuance of convertible debentures                           100,000                    -
   Payment of convertible debentures                                        (10,000)                    -
   Payment of Note Payable                                               (1,610,031)            (274,562)
   Proceeds from issuance of Notes Payable                                         -            5,500,000
   Issuance of Notes Payable, net of discount                                434,670              870,146
   Proceeds from sale of common stock                                         15,000                    -
                                                                  ------------------- --------------------

Net cash provided by (used in) financing activities                      (1,070,362)            4,533,714

Net increase (decrease) in cash and cash equivalents,                          2,863          (8,553,214)
Cash and cash equivalents, beginning of quarter                              845,459            5,598,812
                                                                  ------------------- --------------------
Cash and cash equivalents, end of quarter                          $         848,322    $     (2,954,402)
                                                                  =================== ====================

Supplemental disclosures of cash flow information:
 Cash paid during the year period:
       Interest                                                    $         271,113    $         282,902
       Income taxes                                                $               -    $               -
                                                                  =================== ====================


See accompanying notes to condensed financial statements


                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. ("Vertical") and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2001.


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

The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at September 30, 2002, the Company has negative working capital of $5,498,667. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the year ended December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

In October 2002, the Company entered into an agreement with the lender of NOW Solutions, a 60% owned subsidiary of Vertical whereby $383,333 has been released from the deposit account, and $91,667 will be released per month commencing October 31, 2002, provided that NOW Solutions makes the preceding monthly payment on the principal and NOW Solutions is not in default of or has cured certain covenants under the Loan Agreement. The Company believes, that in conjunction with the removal of NOW's technical default and the expectation of continued profitability from NOW Solutions (NOW has a net profit of $ 566,866 for the nine months ended September 30, 2002), that it can launch a number of products, services and other revenue generating programs. The Company is focusing its efforts on launching a number of products in the United States based upon its proprietary technology. Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.

Additionally, the Company has a $10,000,000 equity line commitment, which is subject to the Company's ability to register the shares to be issued under the equity line with the Securities and Exchange Commission. The Company's ability to register with the Securities and Exchange Commission will not occur until the Company determines that it is in compliance with all other previous SEC filings. The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 2 - COMMON AND PREFERRED STOCK TRANSACTIONS

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the nine months ended September 30, 2002, the Company issued warrants to purchase 420,455 shares of common stock. The fair market value for these shares, as of the date of issuance, was $1,103. During the nine months ended September 30, 2002, the Company accrued $13,897 relating to the consulting agreement.

In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for nine months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. The warrants were valued at $1,240 and were expensed when issued. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. During the nine months ended September 30, 2002 the Company accrued $74,400 relating to the monthly fee. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company, as the case may be, shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to notes issued by the Company in October and November 2001 in the amount of $100,000 for each note, whereby the Company would reimburse Mountain Reservoir Corporation with a number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. During October 2002, the notes and the related indemnity and reimbursement agreement were cancelled and a new $181,584 note was issued by the Company for the amount due under the cancelled notes, which was secured by a new pledge agreement between the lender and Mountain Reservoir Corporation whereby Mountain Reservoir Corporation pledged 10,450,000 shares of common stock.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. Mr. Valdetaro is the Chief Technology Officer of the Company. The Company has been informed by the lender that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties. The lender has also informed the Company that these two third parties have sold all of the stock, the debt was satisfied as of April 1, 2002, and the note has been cancelled. In November 2002, Mountain Reservoir Corporation and Valdetaro assigned any remaining right, title, and interest in the 36,303,932 and 15,000,000 shares of common stock to the Company. The Company has calculated and fully reserved excess proceeds from the sale of the collateralized common stock of $170,000, pending receipt of a full accounting from the lender.

In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of September 30, 2002, no conversions have taken place.

For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance was $3,132.

For the three months ended June 30, 2002, the Company issued warrants to two consultants to purchase a total of 1,500,000 shares of common stock at a strike price of $0.005. The fair value of these warrants at the date of issuance of each grant of warrants was $3,565.

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note was payable in August 2002. To secure the loan, the Company pledged third party securities of eResource Capital Group that it holds. In August 2002, the $211,136 note along with $25,368 in accrued interest and fees (as amended) was cancelled and a $236,504 note was issued that bears interest at 13% per annum, has three payments of $7,500 due on October 1, November 1, and November 15, 2002 and monthly payments of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the note has been paid. In November and December 2002, the parties subsequently amended the $236,504 note. Pursuant to these amendments, the Company has made a $65,000 payment in December 2002 and will make monthly installment payments in the amount of $7,500 each month beginning in March 2003.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, 2002, and continuing until all principal then outstanding with interest, amounts owed and then unpaid by June 2002. In October 2002, this note was cancelled and the amounts payable under this note and the $100,000 note issued in November 2001 were incorporated into a new $181,584 note that the Company issued in October 2002 (see Note 9).

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, was due by the end of September 2002. In October 2002, this note was cancelled and the amounts payable under this note and the $100,000 note issued in October 2001 were incorporated into a new $181,584 note that the Company issued in October 2002 (see Note 9).

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, until the principal and interest has been paid in full. All unpaid amounts are due September 2004. In June 2002, this note was further amended, to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in July 2002, and all remaining $10,000 installments were extended so that each $10,000 installment would be due and payable on the first day of each month beginning on October 1, 2002. In connection with the amendment, the Company agreed to register the common shares underlying the 50,000 shares of Series C Preferred Stock that were issued to a third party in connection with the purchase of the SiteFlash technology.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company was required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically be cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

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

In June 2002, the Company issued a $50,000 note bearing interest of 12%, which is due January 2003. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair market value of the warrants was $3,818 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan.

In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant is $3,565.

In July 1, 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc.. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company is required to register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement. As of September 30, 2002, management's opinion is that the shares of 7,500 Series "C" preferred stock have not been earned and accordingly the shares have not been issued.

In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 5,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $23,500.

In August 2002, the Company issued a $25,000 note to a third party, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. The Company made a $12,500 payment on the note and the parties have agreed to extend the maturity date for the remaining balance to December 2002.

In August 2002, the Company retained a consultant to provide investment services on behalf of the Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015, which expire in August 2005, and vest immediately. The fair market value of the warrant issued was $5,467 (valued using the Black-Scholes method). The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, the Company will issue warrants to purchase
2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had agreed to issue warrants to purchase 6 million shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating the terms to the loan. In connection with the loan, the Company also agreed to compensate a third party with a finder's fee with warrants to purchase Company common stock based on the amount of money actually loaned to the Company.

In August 2002, the Company issued an $8,000 note, which is due February 2003 and bears interest at a rate of 10% in consideration of a loan from Luiz Valdetaro, the Chief Technology Officer of the Company. In connection with the note, the Company issued three year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and were issued at a fair market value of $9,316 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan.

In September 2002, the Company amended an agreement to retain the services of Stephen Rossetti to provide services in the capacity of Executive V.P., Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model).

In September 2002, the Company issued 3 year warrants to purchase 1,750,000 shares of the Company's common stock at a strike price of $0.006 per shares to two consultants in connection with accounting services provided to the Company. The fair market value of the warrants issued was $13,845 (valued using the Black-Scholes valuation model).

In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively, to replace their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001 and accrued interest. The combined 19,751,000 common shares of the Company Stock had a fair market value of $118,000 on September 23, 2002, the date of issuance.

In September 2002, the Company issued a promissory note in the amount of $13,000 to a third party lender bearing interest at 8% due in October 2002, and warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share in consideration for a loan in the amount of $12,500 with a commitment fee of $500. In connection with the loan, the Company also issued warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share to a third party as a finder's fee. The warrants were issued at a fair market value of $7,531 (valued using the Black-Scholes valuation model).

In September 2002, Equitilink, whom the Company retained to provide the company's investor relations services, purchased 3,000,000 shares of the Company's common stock for a total of $17,100 at the fair market value price of $0.005 per share. The shares are subject to the Rule 144 Restriction.

In September 2002, a debenture of $10,000 principal and $631 interest was converted into 2,278,153 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

NOTE 3 - NOTES PAYABLE

In February 2002, the Company became delinquent on a $425,000 note payable to a third party lender, which the Company had executed in December 2001. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that is owned by Mr. Valdetaro, the Company's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro in the Company's common stock for any shares sold as collateral to cover the default of any loan. The collateral of stock was transferred to the lender's account and is in the process of being sold to cover the amounts currently due. The Company has been informed by the lender that during February and March 2002, 19,751,000 shares of the collateral were sold for $254,382. On April 1, 2002, 31,552,932 shares were transferred to two third parties. The lender has also informed the Company that these two third parties have sold all of the stock, the debt was satisfied as of April 1, 2002, and the note was cancelled as paid in full. Per the terms of the loan agreement any excess proceeds from sales of the common stock were to be returned to the Company. Management has calculated that amount to be approximately $170,000, based on the fair market value of the common stock on April 1, 2002. The Company has been unable to obtain a refund or a full accounting under the terms of the agreement and, as such, has fully reserved the calculated receivable.

In November 2002, Mountain Reservoir Corporation and Valdetaro assigned any remaining right, title, and interest in the 36,303,932 and 15,000,000 shares of common stock to the Company. In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation (see Note 2). In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 22,327,630 shares of common stock to Mountain Reservoir Corporation (See Note
9).

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

In April 2002, the Company received a letter from Arglen Acquisitions LLC, a member of NOW Solutions LLC, accusing the Company of defaulting on its obligations under NOW Solutions' Operating Agreement by failing to obtain a waiver of default from NOW Solutions' lender, Coast Business Credit. The letter further stated that the default had triggered the dissolution of NOW Solutions, and authorized Arglen Acquisitions to acquire the Company's ownership interest in NOW Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the executive committee of NOW Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in NOW
Solutions. The Company is defending its rights and is asserting its own claims against Arglen Acquisitions. Arglen filed a motion for a preliminary injunction in July 2002 to prohibit the Company from taking certain actions concerning NOW Solutions including an attempt to enjoin the Company from taking control of the executive committee of NOW Solutions. In August, the Company prevailed on four of the five motions and remains in control of the executive committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fee or any other monies other than for reimbursement for direct expenses incurred by the Company on behalf of NOW Solutions. The Company believes that Arglen's allegations are without merit.

The Company's subsidiary, NOW Solutions, LLC ("NOW") recently learned of an alleged employment agreement between NOW and Garry Gyselen ("Gyselen") whereby Gyselen would be engaged for a term of 3 years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of NOW and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. NOW's corporate legal counsel has informed NOW Solutions' management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided NOW with any written acknowledgment confirming that the agreement is null and void.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 6 - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the three months ended September 30, 2002, the Company:

o Evaluated the balance of goodwill and other intangible assets recorded on the condensed consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

o Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

o Determined that the Company's goodwill is related to one reporting unit, NOW Solutions, LLC, to be used to test for goodwill impairment in accordance with SFAS 142. The Company has not completed a transitional goodwill impairment test.

o As required under SFAS No. 142, with effect from January 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three and nine months ended September 30, 2001 (in thousands, except per share data):


                                                        THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                  -------------    -------------
     Reported net loss                                  $(459)        $ (4,105)
     Add back goodwill amortization, net of tax             --              165
                                                  -------------    -------------
     Adjusted net loss                                  $(459)        $ (3,940)

     Reported basic and diluted net loss per          $ (0.00)         $ (0.01)
       common share
     Goodwill amortization, net of tax                      --             0.00
                                                  -------------    -------------
     Adjusted net loss                                $ (0.00)         $ (0.00)

                                                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                  -------------    -------------
      Reported net loss                               $(2,806)        $ (8,650)
      Add back goodwill amortization, net of tax            --              494
                                                  -------------    -------------
      Adjusted net loss                               $(2,806)         $(8,156)
                                                  -------------    -------------

      Reported basic and diluted net loss per         $ (0.01)         $ (0.02)
        common share
      Goodwill amortization, net of tax                     --             0.00
                                                  -------------    -------------
      Adjusted net loss                               $ (0.00)         $ (0.00)
                                                  -------------    -------------


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

Also, in February 2001, NOW purchased the human resource software assets of Ross Systems, Inc. ("Ross") in exchange for $5,100,000 and a promissory note due to Ross for $1,000,000. The Ross note does not bear interest and has payment requirements of $250,000 and $750,000 due February 2002 and 2003, respectively. NOW Solutions had a receivable from Ross that was offset against the $250,000 payment for February 2002, and has an additional $11,000 to offset against the future payment. In addition, the agreement calls for various earnout provisions to be paid to Ross if certain sales levels are achieved by NOW during the two years subsequent to the purchase.

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

In March 2002, the Company issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In July 2002, the Company issued 5,000,000 shares of its common stock to Equitilink at a fair market value of $23,450 for investor services.

In September 2002, the Company recorded the cancellation of the remaining $195,618 principal balance due on the defaulted $425,000 note payable, as a note payable to shareholders. In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation (see
Note 2). In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 22,327,630 shares of common stock to Mountain Reservoir Corporation (See Note 9). Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. Mr. Valdetaro is the Chief Technology Officer of the Company.

NOTE 8 - INCOME TAXES

The  Company  has  accrued  income  taxes in  relation  to its  subsidiary,  Now
Solutions.

NOTE 9 - SUBSEQUENT EVENTS

In October 2002, the Company's 60% majority-owned subsidiary, NOW Solutions, L.L.C. ("NOW Solutions") and its lender agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the Company and the Lender agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, the lender agreed to waive certain defaults by NOW Solutions under the Loan
Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to the lender as collateral. Under the amended terms of the Pledge Agreement, Vertical was entitled to withdraw $383,333 from the deposit account, plus $91,667 per month commencing October 31, 2002, provided that: (a) NOW Solutions has made the preceding monthly payment on the principal and (b) NOW Solutions is not in default of or has not cured certain covenants under the Loan Agreement.

In October 2002, the Company entered into an agreement to cancel two $100,000 notes payable and the underlying collateral agreements with a third party, executed in October and November 2001, and issue a $181,583.70 promissory note at 12% interest per annum payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) six (6) monthly payments of $5,000 per month beginning November 5, 2002 and (iii) $10,000 payments per month beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by a pledge against the loan by the Mountain Reservoir Corp., to sell up to 10,450,000 shares of common stock owned by Mountain Reservoir Corp. to cover any shortfall as well as certain assets of the Company. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Additionally, and in connection with the cancellation of the notes and the issuance of the revised loan, Vertical has agreed to give Paradigm Sales certain rights in connection with the common stock represented by 12,500 shares of the 50,000 shares of Vertical's Class C Preferred Stock, held by Paradigm Sales, pursuant to that certain Asset Purchase Agreement, dated November 14, 2001 by and between Vertical and Paradigm for the purchase of the Adhesive Software assets, Vertical has agreed to give Paradigm the right to sell and Vertical agreed to redeem the underlying common stock represented by 12,500 shares of Vertical's Class C Preferred Stock at a price of $0.04 per share, which shall be exercisable on 10 days notices on March 17, 2003. In the event Vertical does not purchase the stock within 10 days notice of the put Vertical shall issue an additional 2,500 shares of its Class C Preferred Stock. Vertical shall have the option of redeeming, at anytime prior to March 17, 2003, Paradigm's holdings of Vertical Common Stock represented by the Vertical Preferred Stock at a price of $0.06 per share ("Call").

In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 22,327,630 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir Corporation and Valdetaro with the respective number of shares of the Company stock equal to any shares sold as collateral to cover the default of any loan. With the issuance of these shares, Mountain Reservoir Corporation and Mr. Valdetaro have received their full reimbursement of shares, in the amounts they initially pledged on behalf of the Company, or 36,303,932 and 15,000,000 shares, respectively. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company.

In October 2002, Emily Solutions, Inc., a Nevada corporation, changed its name to Government Internet Systems, Inc. by amending its articles of incorporation.

In November 2002, Richard Wade, Laurent Tetard, and Luiz Valdetaro resigned in their capacities as Directors and President, Secretary and Treasurer, respectively, of Government Internet Systems, Inc ("GIS")., and were replaced by Directors Stephen Rossetti and Victor Weber. Rossetti also became Chairman and CEO and Weber became President and Treasurer of GIS.

In November 2002, in connection with an agreement between Government Internet Systems, Inc. ("GIS")(formally Emily Solutions, Inc.), a wholly-owned subsidiary of the Company, and Defense Solutions, L.L.C., whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a 15%
commission on all contracts and first year maintenance fees (less any third party royalties) from any United State's government, non-government or commercial enterprise or organization resulting from a contact initiated by Defense Solutions, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.075.

In October and November 2002, $170,000 principal and $1,341 interest of debentures were converted into 35,611,428 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

In December 2002, the Company issued warrants to purchase 6,600,000 shares of its common stock to six employees at an average share price of $0.0100. The warrants vest in equal amounts on a monthly basis over a one (1) year period so long as the holder of the warrants is employed by the Company. The fair market value of the warrants on the date of issuance of each grant is $36,300.

In December 2002, the Company issued a $65,000 note to a Victor Weber bearing interest at 13% per annum. The note is due in March 2003 and also provides that the minimum accrued interest payments will be no less than $2,500. Weber is a Director, President and Treasurer of the Company's subsidiary Government Internet Systems, Inc., a Nevada corporation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Vertical
Computer Systems, Inc. and Subsidiaries and the notes to the Condensed Consolidated Condensed Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three and nine months ended September 30, 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2001.


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

In June 2002, Apollo Industries, Inc., of which Vertical owns approximately 30%, changed is name to TranStar Services, Inc.

In September 2002, First Serve Entertainment and Vijay Amritraj have agreed to terminate their business relationship and are proceeding to formalize a mutually acceptable settlement agreement. First Serve Entertainment was the joint venture by which the Company and Vijay Amritraj developed and launched the India Bridge.

On October 17, 2002, the Company's wholly-owned subsidiary, Emily Solutions, Inc., a Nevada corporation, changed the name of the corporation to Government Internet Systems, Inc. ("GIS") by amending its articles of incorporation. The Company intends to license its proprietary technology to GIS so that GIS will market and distribute this technology to government entities of the United States, beginning initially with ResponseFlash. Emily web technology, including the Emily XML Enabler Agent and the Emily Broker applications, will be marketed to non-government agencies and further developed by Vertical Internet Solutions, Inc., a wholly-owned subsidiary of the Company.

On November 11, 2002, Richard Wade, Laurent Tetard, and Luiz Valdetaro resigned in their capacities as Directors and President, Secretary and Treasurer, respectively, of Government Internet Systems ("GIS"), and were replaced by Directors Stephen Rossetti and Victor Weber. Rossetti also became Chairman and CEO and Weber became President and Treasurer of Government Internet Systems, Inc. The Company anticipates compensating the Directors and Officers of GIS with ownership interest in GIS and executives with salaries once GIS is funded or has generated adequate sales.

On November 15, 2002, GIS, a wholly-owned subsidiary of the Company, and Defense Solutions, L.L.C., entered into an agreement whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a 15%
commission on all contracts and first year maintenance fees (less any third party royalties) from any United State's government, non-government or commercial enterprise or organization resulting from a contact initiated by Defense Solutions. In connection with this agreement, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.075.

RESULTS OF OPERATIONS

     THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

TOTAL REVENUES. The Company had total revenues of $2,276,000 in the three months ended September 30, 2002. This is an increase of $1,286,000 primarily due to a $1,600,000 increase in software sales in conjunction with NOW Solutions' emPath version 6, full allocation of maintenance revenue compared to the previous year, a $354,000 increase in consulting services, offset by a $661,000 decline in other. Total revenues primarily consist of software license and consulting and maintenance fees. All but $13,000 of these revenues relate to the business operations of NOW Solutions, a subsidiary in which the Company acquired a 60% interest in February 2001.

Total Revenues for the nine months ended September 30, 2002 increased $3,536,000 from $2,364,000 to $5,900,000. The increase was primarily due to the inclusion of NOW Solutions for a full 3 quarters for the nine months ended September 30, 2002 as compared to 2001, plus the increase in NOW Solutions total revenues as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $2,369,000 and $5,141,000 in the three months ended September 30, 2002 and 2001, respectively. The decrease of $2,772,000 was primarily attributable to the reduction of these expenses in Vertical Computer Systems, Inc. which reduced labor, outside consulting fees, expenses involving the companies international partners, the discontinuance of amortization of goodwill and a reduction in depreciation expense as a result of fixed assets written off, as well as the virtual ceasing of operations of two of the Company's wholly owned subsidiaries, Globalfare and Pointmail, as part of a global cost cutting and restructuring efforts, offset by a slight increase in NOW Solutions' correlating costs due to the increase in NOW's sales and operations. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $3,250,000 to $7,937,000 compared to $11,187,000. The net decrease is primarily comprised of the results of the net cost cutting measures described above offset by the write down of approximately $720,000 of goodwill associated with Enfacet and two additional months of operations of NOW Solutions compared to the nine months ended September 30, 2002.

OPERATING INCOME (LOSS). The Company had an operating loss of $(92,377) compared to a loss of $(4,151,000) for the three months ended September 30, 2002 and 2001, respectively. The $4,059,000 decrease in loss is primarily related to the $1,286,000 increase in revenues coupled with the $2,772,000 decrease in selling, general, and administrative expenses as described above.

The $138,000 increase in interest expense for the nine months ended September 30, 2002 is attributable to the debt incurred as part of the asset purchase of NOW solutions as well as the debt assumed as part of the Enfacet purchase and the increase in notes and debentures payable to fund the operations of Vertical and its wholly-owned subsidiaries.

The minority interest in income/(loss) of subsidiary was an income of $84,000 compared to a loss of $(185,000) for the three months ended September 30, 2002 and 2001, respectively. The $269,000 change from a loss to a gain is attributable to the $209,000 net income on NOW Solutions for the three months ended September 30, 2002. The $581,000 net change from a loss to a gain in the minority interest in income/(loss) of subsidiary for the nine months ended September 30, 2002 was primarily attributable to the $567,000 in income from NOW compared to a loss of $(406,000) for the nine months ended September 30, 2001.

The increase in income tax expense is due to the accrual of taxes for NOW Solutions, LLC that might be owed for taxes depending upon the validity of a purported tax election regarding NOW Solutions, LLC tax filing status. The effective tax rate of NOW Solutions is 34%.

NET LOSS. The Company had a net loss of $620,095 and $4,105,000 in the three months ended September 30, 2002 and 2001 respectively. The $3,485,000 decrease in net loss was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

The $5,684,000 reduction in net loss for the nine months ended September 30, 2002 when compared to the same period in the prior year was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

The $253,000 increase in dividends for the nine months ended September 30, 2002 is due to a full quarter accrual for Series A and the addition of 50,000 Series C issued during November 2001. No dividends were paid in the nine months ended September 30, 2002.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company had a net loss applicable to common stockholders of $770,000 and $4,120,000 in the three months ended September 30, 2002 and 2001, respectively. The $3,510,000 decrease of the net loss applicable to common stockholders is primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.

The reduction in net loss applicable to common stockholders of $5,431,000 for the nine months ended September 30, 2002 when compared to the same period in the prior year was primarily due to the profitability of NOW and the reduction of selling, general and administrative expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Presently, the Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to pay deferred compensation, to repay loans coming due. In order to meet its obligations, the Company will need to raise cash from the sale of securities or from borrowings. Any cash generated from NOW Solutions' business operations is not available to finance the Company's business operations. Other than the Equity Line of Credit discussed below, the Company does not currently have any commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all. As of September 30, 2002, the Company had unrestricted cash of $848,000, substantially all of which is held by NOW Solutions, a 60% subsidiary of the Company. This cash is not available for use by the Company. During October 2002, the lender released the restriction on the $1,500,000 of cash held as collateral against the NOW note payable. To date, $565,667 funds have been released and the remaining will be released in monthly draw downs of $91,167. The Company needs to raise cash in order to continue operations. The Company's primary need for cash is to fund operations until its operations generate sufficient capital to meet these obligations. In addition, the Company needs cash to satisfy its current liabilities of $2.5 million (excluding NOW Solutions, which believes it has sufficient working capital to meet its the current liabilities).

The amount of $2,754,938 represents NOW Solutions' portion of $3,103,777 of the Company's notes payable. Thirty days prior to February 28, 2004, either NOW Solutions or the lender may cancel the balance of the $5,500,000 note payable acquired by NOW Solutions owed at that date (in connection with the purchase of human resource software assets of Ross Systems, Inc.), in which case, NOW Solutions would have to pay $2,196,000.

NOW Solutions, an entity in which the Company has a 60% ownership interest, believes it has adequate working capital to fund its current operations for the next 12 months. Debt service for the next twelve months will be approximately $1,848,000 in principal and interest. NOW is current in all its principal and interest payments.

To date, the Company has primarily generated revenues from licensing and maintenance agreements from NOW Solutions ("NOW"), its 60% majority owned subsidiary. The Company does not receive these revenues and, therefore, they are not available to the Company as a source of cash.

For the nine months ended September 30, 2002, the Company had a net increase in cash and cash equivalents of $3,000. The net increase was primarily the result of the profitability of NOW and the cost-cutting measures as described above.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in the marketing of its products. The exact results of these opportunities are unknown at this time.In September 30, 2002, the Company was informed that $254,000 of a delinquent note payable was repaid via proceeds from sales of 19,751,000 of the Company's common stock owned by officers of the Company and used as collateral to secure the a $425,000 note payable. The officers are to be repaid with replacement shares.

In September 2002, a debenture with an outstanding balance of $10,631 was converted into 2,278,153 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

In October and November 2002, $170,000 principal and $1,341 interest of debentures were converted into 35,611,428 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

In October 2002, the Company's 60% majority-owned subsidiary, NOW Solutions, L.L.C. ("NOW Solutions") and its lender agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the Company and the Lender agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, the lender agreed to waive certain defaults by NOW Solutions under the Loan
Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. All payments to the lender have been made. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to the lender as collateral. Under the amended terms of the Pledge Agreement, Vertical was entitled to withdraw $383,333 from the deposit account, plus $91,667 per month commencing October 31, 2002, provided that: (a) NOW Solutions makes the preceding monthly payment on the principal and
(b) NOW Solutions is not in default of or has not cured certain covenants under the Loan Agreement.

Additionally, the Company has a $10,000,000 equity line commitment, which is subject to the Company's ability to register the shares to be issued under the equity line with the Securities and Exchange Commission. The Company's ability to register with the Securities and Exchange Commission will not occur until the Company determines that it is in compliance with all other previous SEC filings. The Company will require additional capital to fund operations and pay down its liabilities, as well as fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. The Company has paid the $400,000 fee associated with the Equity Line of Credit agreement by issuance of 19,697,857 shares of common stock.


GOING CONCERN UNCERTAINTY

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2002, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, has approximately $934,333 of its cash deposit presently restricted (as of December 9, 2002) as collateral for a loan on behalf of its subsidiary NOW Solutions, LLC and needs to raise additional funds to accomplish its objectives. Additionally, at September 30, 2002, the Company had negative working capital of approximately $5,499,000. The report of the Company's Independent Certified Public Accountants for the December 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.


MARKET RISKS

The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2002, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.


CRITICAL ACCOUNTING POLICIES

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


The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on February 1, 2002. In accordance with the requirements of SFAS 142, during the nine months ended September 30, 2002, the Company:

o Evaluated the balance of goodwill and other intangible assets recorded on the condensed consolidated balance sheet as of February 1, 2002. No reclassifications were required to be made in order to conform to the new criteria for recognition.

o Determined that there were no intangible assets (other than goodwill) with indefinite useful lives.

o Determined that the Company's goodwill is related to one reporting unit, NOW Solutions, LLC, to be used to test for goodwill impairment in accordance with SFAS 142. The Company has not completed a transitional goodwill impairment test.

o As required under SFAS No. 142, with effect from January 1, 2002, the Company eliminated the amortization of goodwill. The following table represents a reconciliation of net loss and per share data that would have been reported had the new rules been in effect during the three and nine months ended September 30, 2001 (in thousands, except per share data):

                                                       THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                  -------------    -------------
     Reported net loss                               $(459)         $(4,105)
     Add back goodwill amortization, net of tax          --              165
                                                  -------------    -------------
     Adjusted net loss                               $(459)         $(3,940)
                                                  -------------    -------------

     Reported basic and diluted net loss            $(0.00)         $ (0.01)
      per common share
     Goodwill amortization, net of tax                   --             0.00
                                                  -------------    -------------
     Adjusted net loss                             $ (0.00)         $ (0.00)
                                                  -------------    -------------


                                                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                  -------------    -------------
     Reported net loss                             $(2,806)        $ (8,650)
     Add back goodwill amortization, net of tax          --              494
                                                  -------------    -------------
     Adjusted net loss                             $(2,806)         $(8,156)
                                                  -------------    -------------

     Reported basic and diluted net loss per       $ (0.01)         $ (0.02)
      common share
     Goodwill amortization, net of tax                   --             0.00
                                                  -------------    -------------
     Adjusted net loss                             $ (0.00)         $ (0.00)
                                                  -------------    -------------

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the CEO and acting CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and acting CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and acting CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and acting CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO's evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and acting CFO require that the CEO and acting CFO discloses that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and acting CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and acting CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

The Company is currently involved in a dispute between itself and Arglen Acquisitions concerning its subsidiary NOW Solutions, LLC. On April 12, 2002, the Company received a letter from Arglen Acquisitions LLC, a member of NOW Solutions LLC, accusing the Company of defaulting on its obligations under NOW Solutions' Operating Agreement by failing to obtain a waiver of default from NOW Solutions' lender, Coast Business Credit. The letter further stated that the default has triggered the dissolution of NOW Solutions, and authorizes Arglen Acquisitions to acquire the Company's ownership interest in NOW Solutions at a discounted price. On May 8, 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. On May 9, 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company is in default of its obligations under the Operating Agreement. Arglen is seeking to enjoin the Company from appointing a fifth member of the Executive Committee of NOW Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in NOW Solutions. In August, the Company prevailed on four of the five motions and remains in control of the executive committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fees or any other monies other than for reimbursement for direct expenses incurred by the Company on behalf of NOW Solutions. The Company believes that Arglen's allegations are without merit and that the Company will prevail on all five motions.

The Company's subsidiary, NOW Solutions, LLC ("NOW") recently learned of an alleged employment agreement between NOW and Garry Gyselen ("Gyselen") whereby Gyselen would be engaged for a term of 3 years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of NOW and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. NOW's corporate legal counsel has informed NOW Solutions' management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided NOW with any written acknowledgment confirming that the agreement is null and void.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing beginning in February 2002. For the nine months ended September 30, 2002, the Company issued warrants to purchase 420,455 shares of common stock. The fair market value for these shares, as of the date of issuance, was $1,103. During the nine months ended September 30, 2002, the Company accrued $13,897 relating to the consulting agreement.

In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for nine months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. The warrants were valued at $1,240 and were expensed when issued. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. During the nine months ended September 30, 2002 the Company accrued $74,400 relating to the monthly fee. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company, as the case may be, shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time.

In January 2002, the Company executed indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to notes issued by the Company in October and November 2001 in the amount of $100,000 for each note, whereby the Company would reimburse Mountain Reservoir Corporation with a number of shares equal to any shares sold as collateral to cover the default of the loans. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. During October 2002, the notes and the related indemnity and reimbursement agreement were cancelled and a new $181,584 note was issued by the Company for the amount due under the cancelled notes, which was secured by a new pledge agreement between the lender and Mountain Reservoir Corporation whereby Mountain Reservoir Corporation pledged 10,450,000 shares of common stock.

In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir
Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President of the Company. Mr. Valdetaro is the Chief Technology Officer of the Company. The Company has been informed by the lender that 19,751,000 shares of the collateral were sold for $254,382.07, the remaining 31,552,932 shares were transferred to two third parties. The lender has also informed the Company that these two third parties have sold all of the stock, the debt was satisfied as of April 1, 2002, and the note has been cancelled. In November 2002, Mountain Reservoir Corporation and Valdetaro assigned any remaining right, title, and interest in the 36,303,932 and 15,000,000 shares of common stock to the Company. The Company has calculated and fully reserved excess proceeds from the sale of the collateralized common stock of $170,000, pending receipt of a full accounting from the lender.

In March 2002, Vertical Computer issued 12,500,000 shares of common stock for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. To date, no shares have been purchased under the Equity Line of Credit.

In March 2002, the Company executed an agreement to issue a $100,000 convertible debenture. In April 2002, the funds were received and the issuance of debenture became effective. The debenture accrues interest at 5% per annum and is due March 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The holder of the debentures is a third-party individual. As of September 30, 2002, no conversions have taken place.

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

In April 2002, a $180,000 note that bears interest at 12% per annum, which Vertical issued in August 2001 and which was due February 2002, was amended such that the amount on the note was increased to $211,136 and the maturity date was extended so that the note was payable in August 2002. To secure the loan, the Company pledged third party securities of eResource Capital Group that it holds. In August 2002, the $211,136 note along with $25,368 in accrued interest and fees (as amended) was cancelled and a $236,504 note was issued that bears interest at 13% per annum, has three payments of $7,500 due on October 1, November 1, and November 15, 2002 and monthly payments of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the note has been paid. In November and December 2002, the parties subsequently amended the $236,504 note. Pursuant to these amendments, the Company has made a $65,000 payment in December 2002 and will make monthly installment payments in the amount of $7,500 each month beginning in March 2003.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in October 2001, which bears interest at 12% per annum and was due in February 2002. Pursuant to the amendment, Vertical and the third party waived any default, and Vertical sold 400,000 shares of eResource Capital Group stock, which Vertical had pledged pursuant to the Stock Pledge Agreement as collateral. The Company further agreed to use the proceeds of the eResource Capital Group sales of stock to reduce the obligations under the note accordingly. Pursuant to this amendment, the Company made payments of $31,500 and $8,500, and agreed to make ten (10) installment payments of $6,000 beginning on April 15, 2002, and continuing until all principal then outstanding with interest, amounts owed and then unpaid by June 2002. In October 2002, this note was cancelled and the amounts payable under this note and the $100,000 note issued in November 2001 were incorporated into a new $181,584 note that the Company issued in October 2002.

In April 2002, the Company entered into an amendment agreement concerning a $100,000 promissory note that Vertical issued in November 2001 that bears interest at 12% and was due in February 2002. Pursuant to the amendment, Vertical and the third party agreed waive any default and Vertical agreed to make monthly installment payments in the amount of $7,500 each on the fifteenth day of each month, beginning in May 2002. Pursuant to this amendment, all principal then outstanding, and all interest, was due by the end of September 2002. In October 2002, this note was cancelled and the amounts payable under this note and the $100,000 note issued in October 2001 were incorporated into a new $181,584 note that the Company issued in October 2002.

In April 2002, the Company entered into an amendment agreement concerning the $280,000 note issued in connection with the purchase of various intangible assets by Vertical that bears interest at 4% per annum. Pursuant to the terms of the amendment, Vertical and the third party agreed to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, until the principal and interest has been paid in full. All unpaid amounts are due September 2004. In June 2002, this note was further amended, to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in July 2002, and all remaining $10,000 installments were extended so that each $10,000 installment would be due and payable on the first day of each month beginning on October 1, 2002. In connection with the amendment, the Company agreed to register the common shares underlying the 50,000 shares of Series C Preferred Stock that were issued to a third party in connection with the purchase of the SiteFlash technology.

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company was required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically be cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

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

In June 2002, the Company issued a $50,000 note bearing interest of 12%, which is due January 2003. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair market value of the warrants was $3,818 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan.

In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant is $3,565.

In July 1, 2002, the Company entered into a two year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc.. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company is required to register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement. As of September 30, 2002, management's opinion is that the shares of 7,500 Series "C" preferred stock have not been earned and accordingly the shares have not been issued.

In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 5,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $23,500.

In August 2002, the Company issued a $25,000 note to a third party, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of Vertical Computer that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of Vertical Computer Systems, is the trustee of the W5 Family Trust. The Company made a $12,500 payment on the note and the parties have agreed to extend the maturity date for the remaining balance to December 2002.

In August 2002, the Company retained a consultant to provide investment services on behalf of the Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015, which expire in August 2005, and vest immediately. The fair market value of the warrant issued was $5,467 (valued using the Black-Scholes method). The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, the Company will issue warrants to purchase
2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had agreed to issue warrants to purchase 6 million shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating the terms to the loan. In connection with the loan, the Company also agreed to compensate a third party with a finders fee with warrants to purchase Company common stock based on the amount of money actually loaned to the Company.

In August 2002, the Company issued a $8,000 note, which is due February 2003 and bears interest at a rate of 10% in consideration of a loan from Luiz Valdetaro, the Chief Technology Officer of the Company. In connection with the note, the Company issued three year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and were issued at a fair market value of $9,316 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan.

In September 2002, the Company amended an agreement to retain the services of Stephen Rossetti to provide services in the capacity of Executive V.P., Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model).

In September 2002, the Company issued 3 year warrants to purchase 1,750,000 shares of the Company's common stock at a strike price of $0.006 per shares to two consultants in connection with accounting services provided to the Company. The fair market value of the warrants issued was $13,845 (valued using the Black-Scholes valuation model).

In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 13,976,296 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively, to replace their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001 and accrued interest. The combined 19,751,000 common shares of the Company Stock had a fair market value of $118,000 on September 23, 2002, the date of issuance.

In September 2002, the Company issued a promissory note in the amount of $13,000 to a third party lender bearing interest at 8% due in October 2002, and warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share in consideration for a loan in the amount of $12,500 with a commitment fee of $500. In connection with the loan, the Company also issued warrants to purchase 250,000 shares of Company common stock at a strike price of $0.008 per share to a third party as a finder's fee. The warrants were issued at a fair market value of $7,531 (valued using the Black-Scholes valuation model).

In September 2002, Equitilink, whom the Company retained to provide the company's investor relations services, purchased 3,000,000 shares of the Company's common stock for a total of $17,100 at the fair market value price of $0.005 per share. The shares are subject to the Rule 144 Restriction.

In September 2002, a debenture with an outstanding balance of $10,631 of was converted into 2,278,153 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

In October 2002, the Company entered into an agreement to cancel two $100,000 notes payable and the underlying collateral agreements with a third party, executed in October and November 2001, and issue a $181,583.70 promissory note at 12% interest per annum payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) six (6) monthly payments of $5,000 per month beginning November 5, 2002 and (iii) $10,000 payments per month beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by a pledge against the loan by the Mountain Reservoir Corp., to sell up to 10,450,000 shares of common stock owned by Mountain Reservoir Corp. to cover any shortfall as well as certain assets of the Company. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Additionally, and in connection with the cancellation of the notes and the issuance of the revised loan, Vertical has agreed to give Paradigm Sales certain rights in connection with the common stock represented by 12,500 shares of the 50,000 shares of Vertical's Class C Preferred Stock, held by Paradigm Sales, pursuant to that certain Asset Purchase Agreement, dated November 14, 2001 by and between Vertical and Paradigm for the purchase of the Adhesive Software assets, Vertical has agreed to give Paradigm the right to sell and Vertical agreed to redeem the underlying common stock represented by 12,500 shares of Vertical's Class C Preferred Stock at a price of $0.04 per share, which shall be exercisable on 10 days notices on March 17, 2003. In the event Vertical does not purchase the stock within 10 days notice of the put Vertical shall issue an additional 2,500 shares of its Class C Preferred Stock. Vertical shall have the option of redeeming, at anytime prior to March 17, 2003, Paradigm's holdings of Vertical Common Stock represented by the Vertical Preferred Stock at a price of $0.06 per share ("Call").

In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 22,327,630 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir Corporation and Valdetaro with the respective number of shares of the Company stock equal to any shares sold as collateral to cover the default of any loan. With the issuance of these shares, Mountain Reservoir Corporation and Mr. Valdetaro have received their full reimbursement of shares, in the amounts they initially pledged on behalf of the Company, or 36,303,932 and 15,000,000 shares, respectively. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company.

In October and November 2002, $170,000 principal and $1,341 interest of debentures were converted into 35,611,428 shares of the Company's common stock. This conversion was in connection with $265,000 in debentures issued by the Company to third party holders in September and October 2001.

In November 2002, in connection with an agreement between Government Internet Systems, Inc. ("GIS")(formally Emily Solutions, Inc.), a wholly-owned subsidiary of the Company, and Defense Solutions, L.L.C., whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a 15%
commission on all contracts and first year maintenance fees (less any third party royalties) from any United State's government, non-government or commercial enterprise or organization resulting from a contact initiated by Defense Solutions, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.075.


ITEM 3.  DEFAULT UNDER SENIOR SECURITIES

Pursuant to an option agreement with iNet Purchasing, Inc. ("iNet"), which was entered into in December 2001, the Company had an option to purchase additional interest in iNet by April 2002, whereby the Company could obtain an aggregate 56% ownership interest in iNet. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant stock options to three iNet employees, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares, respectively. The Company has paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company was required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets), issue 70,000 shares of Series "C" Preferred Stock, and issue additional 3-year warrants and options, as the case may be, to purchase an additional 6,000,000 common stock shares each to Nikas and Mattern and 2,000,000 common stock shares to Savage, at a strike price of $0.025. The Company would need to raise additional capital in order to pay the cash portion of the exercise price. The fair market value of these warrants at the date of grant was $35,713. Of these warrants and options, the Company issued 1,500,000 warrants to Nikas and Mattern and 500,000 warrants to Savage in January 2002. In the event that the Company does not acquire a majority interest in iNet Purchasing, Inc., these options and warrants will be automatically be cancelled. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.


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
                   Stock

10.15              (a) Berche Promissory Note dated August 13, 2001       Incorporated by reference to Exhibit 10.1 to the
                                                                          Company's Form 10-QSB/A filed on December 19,
                   (b) Berche Stock Pledge Agreement dated August 13,     2001
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

10.82              (a) Promissory Note, dated June 3, 2002, between the   Incorporated by reference to Exhibit 10.82 to the
                   Company and Benjamin                                   Company's Form 10-QSB filed on June 24, 2002

                   (b) Stock Pledge Agreement, dated June 3, 2002, between the Company and Benjamin

                   (c) Benjamin Warrants, dated June 3, 2002, between the Company and Benjamin

10.83              (a) Loos Promissory Note, dated June 24, 2002,         Incorporated by reference to Exhibit 10.83 to the
                   between the Company and Loos                           Company's Form 10-QSB filed on September 25, 2002

                   (b) Loos Stock Pledge Agreement, dated June 24,
                   2002, between the Company and Loos

                   (c) Loos Warrants dated June 24, 2002, between the
                   Company and Loos

EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.84              Second Amendment of Farias Services Documents and      Incorporated by reference to Exhibit 10.84 to the
                   Note, between Robert Farias and Company, dated June    Company's Form 10-QSB filed on September 25, 2002
                   25, 2003

10.85              Employment Agreement, dated July 1, 2002, between      Incorporated by reference to Exhibit 10.85 to the
                   McAuley and the Company                                Company's Form 10-QSB filed on September 25, 2002

10.86              Equitilink Services Agreement, dated July 10, 2002,    Incorporated by reference to Exhibit 10.86 to the
                   between the Company and Equitilink                     Company's Form 10-QSB filed on September 25, 2002

10.87              (a) Loos Promissory Note, dated August 7, 2002,        Incorporated by reference to Exhibit 10.87 to the
                   between the Company and Loos                           Company's Form 10-QSB filed on September 25, 2002


                   (b) Loos Stock Pledge Agreement, dated August 7,
                   2002, between the Company and Loos

10.88              Agency Services Agreement dated, August 9, 2002,       Incorporated by reference to Exhibit 10.88 to the
                   between the Company and Loos                           Company's Form 10-QSB filed on September 25, 2002

10.89              (a) Valdetaro Promissory Note, dated August 20,        Incorporated by reference to Exhibit 10.89 to the
                   2002, between the Company and Valdetaro                Company's Form 10-QSB filed on September 25, 2002


                   (b) Valdetaro Stock Pledge Agreement, dated August
                   20, 2002, between the Company and Valdetaro


                   (c) Valdetaro Warrants, dated August 20, 2002, between the Company and Valdetaro

10.90              Amendment to Consulting Agreement, dated               Incorporated by reference to Exhibit 10.90 to the
                   July 13, 2001, by and between the Company and          Company's Form 10-QSB filed on September 25, 2002
                   Rossetti

10.91              Amendment Number Two to Deposit Account Pledge         Incorporated by reference to Exhibit 10.91 to the
                   Agreement, dated October 16, 2002, between the         Company's Form 8-K filed on October 23, 2002
                   Company and Coast Business Credit

10.92              Stock Purchase Agreement, dated September 26, 2002,    Provided herewith
                   between the Company and Equitilink, LLC

10.93              (a) Farias Term Sheet dated October 17, 2002,          Provided herewith
                    between the Company and Robert Farias

                   (b) Farias Promissory Note, dated October 17, 2002, between the Company and Robert Farias

                   (c) Stock Pledge Agreement, dated October 17, 2002, between Mountain Reservoir Corp. and Robert Farias

                   (d) Farias Put and Call Agreement, dated October 17,
                   2002, between the Company and Paradigm Sales

10.94              Services Agreement, dated November 15, 2002.between    Provided herewith
                   Defense Solutions, LLC, and Company's subsidiary,
                   Government Internet Systems, Inc.

EXHIBIT NO.        DESCRIPTION                                            LOCATION
-----------        -----------                                            --------

10.95              Weber Promissory Note, dated December 5, 2002,         Provided herewith
                   between the Company and Victor Weber




(b)      Reports on Form 8-K:

                   Form on 8-K filed on October 23, 2002, for amendment to Loan and Security Agreement between the Company's subsidiary, NOW Solutions L.L.C., and Coast Business Credit and amendment to deposit account pledge agreement between the Company and Coast Business Credit.

                   Form on 8-K filed on December 3, 2002, for amendment to articles of incorporation to change name of the Company's subsidiary, Emily Solutions, Inc. to Government Internet Solutions and the appointment of new directors and officers with respect to this entity.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 10, 2002           VERTICAL COMPUTER SYSTEMS, INC.

                                     By: /s/ Richard Wade
                                         ------------------------------------
                                             Richard Wade, President,
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer
                                             (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Vertical Computer Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: December 10, 2002

                                     By: /s/ Richard Wade
                                         ------------------------------------
                                             Richard Wade, President and
                                             Chief Executive Officer


                                     By: /s/ Richard Wade
                                         ------------------------------------
                                             Richard Wade
                                             Acting Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302
                            -----------------------

      I, Richard Wade, Chief Executive Officer and Acting Chief Financial Officer of Vertical Computer Systems, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Vertical Computer Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 10, 2002                        /s/ Richard Wade
                                         -----------------------------------
                                             Richard Wade
                                             Chief Executive officer and
                                             Acting Chief Financial Officer