Form 10KSB
period 2002-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2003-08-07
CIK 1099509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from _____ to _____

                         Commission file number 0-28685

                         VERTICAL COMPUTER SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                        65-0393635
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

                             6336 Wilshire Boulevard
                          Los Angeles, California 90048
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (323) 658-4211
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

                        Scientific Fuel Technology, Inc.
--------------------------------------------------------------------------------
                     (Former name of small business issuer)

                    1203 Healing Waters, Las Vegas, NV 89031
--------------------------------------------------------------------------------
                    (Former address of small business issuer)

         Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2002 were:
$8,058,312.

         The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on July 28, 2003, as reported on the Pink Sheets, was approximately $3,196,554.

         Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 797,272,301 shares issued and outstanding as of July 28, 2003.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


PART I................................................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS...................................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..................................................................................17
   ITEM 3.  LEGAL PROCEEDINGS........................................................................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................19
PART II..............................................................................................................19
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................................19
   ITEM 6.  CONTROLS AND PROCEDURES..................................................................................31
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...............................................31
   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS........................................................................45
PART III.............................................................................................................46
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   EXCHANGE ACT......................................................................................................46
   ITEM 10. EXECUTIVE COMPENSATION...................................................................................49
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................55
   ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................................57
   ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................58
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO..............................................74
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002........................................................................74
FORM OF OFFICER'S CERTIFICATE PURSUANT TO SECTION 302................................................................76

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Management has used best efforts in writing Vertical's Form 10-KSB report in plain, easy to understand English. Vertical Computer and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies currently employed at Vertical Computer. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Vertical, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our", "its", "Vertical" "Vertical Computer" or the "Company" means Vertical Computer Systems, Inc. and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

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

         Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and contained in Item 7, "Management's Discussion and Analysis or Plan of Operations." These factors are not intended to represent a complete list of the general or specific factors that may affect us.

         At December 31, 2002, our independent auditors' report, dated May 27, 2003, includes an explanatory paragraph related to substantial doubt as to our ability to continue as a going concern. We experienced significant operating loss in 2002 and 2001, each quarter of 2002 and 2001. Our cash and cash equivalents have not been sufficient to cover our debt obligations and we have defaulted most of our notes payable at December 31, 2002 and 2001.

         Management's current business plan is to concentrate on developing and marketing the products of two of its subsidiaries, Now Solutions, LLC a 60% owned subsidiary, and Government Internet Systems, Inc. a 89% owned subsidiary. The Company believes that each of these business units has distinct marketing advantages for their niche markets. The current strategy of Government Internet Systems is raise financing to develop and market its products as wells as to focus its efforts on the government sector by cross-marketing ResponseFlash, an emergency response communications web-based system, to the Company's existing client base of its partners, affiliates, and subsidiaries. Now Solutions, LLC is a best-of-breed human resources and payroll software and business solutions provider. Now Solutions' new web based software, emPath 6.2 is being aggressively marketed in North America and it intends to hire additional software programmers to improve the product and to hire additional sales people to increase market penetration in the United States. The Company also plans to find national marketers, such as Defense Solutions, LLC, and international resellers such as Infotec in Japan, who can commercially exploit the Company's products in respective niche markets. By utilizing the strategic elements each individual business unit offers, the Company plans to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that the Company has built. There is no assurance that the Company will achieve the expected results.

         The Company also is also seeking the disbursement of funds authorized under Now Solutions' operating agreement as well as finding sources of financing for Vertical Computer Systems and its subsidiaries. Other than the Equity Line of Credit discussed below and a potential loan from a third party whereby the lender might loan the Company $260,000, the Company does not have any commitments for funding. The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. The Company's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. The ability of the Company to meet these needs is uncertain.

         Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The exact results of these opportunities are unknown at this time.

         Overview

         The Company was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, the Company acquired all the outstanding capital stock of Externet World, an Internet service provider, and became an operating entity. In December 1999, we acquired Emily Solutions' web technology. The Emily framework consists of executable programs, files, configuration data and documentation needed to create Websites that intercommunicate via XML and HTTP.

         In March 2000, the Company entered into a joint venture with Zap S.A., Brazil's second largest provider of real time financial information for Brazil's financial markets, and subsequently established a web portal, theBrazilbridge.com. The Company acquired all of the stock of Globalfare.com, an on-line travel service, in May 2000. Later, in May 2000, the Company paid $400,000 to acquire a 2.5% equity interest in iNetPurchasing, Inc., and another $100,000 to receive a royalty on all iNetPurchasing transactions for 20 years. During June 2000, Vertical acquired Pointmail.com, Inc., a company in the process of developing an Internet e-mail system. In October 2000, the Company launched another bridge, theUSbridge.com. In October 2000, the Company sold its wholly owned subsidiary Externet World, Inc. to two former shareholders of the Company. Also, in October 2000, First Serve Entertainment Pvt. Ltd. became a global partner, and entered into a joint venture with the Company to develop another bridge in India. In September 2002, First Serve Entertainment and Vijay Amritraj agreed to terminate their business relationship and are proceeding to formalize a mutually acceptable settlement agreement. The Company has suspended further operations with respect to all of its bridges and joint partnership program while it focuses on the launch of its products in the United States.

         In October 2000, the Company agreed to provide $250,000 in funding to TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc., a Nevada corporation, in exchange for a 30% equity interest. In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock. Radlovic is the President and CEO of TranStar. In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In June 2002, Apollo Industries, Inc. changed is name to TranStar Services, Inc. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, a royalty agreement, dated October 14, 2000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of
1,000,000 shares of TranStar common stock, and the underlying security agreements will remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

         During March 2001, the Company entered into a joint venture with Navicom Co. Ltd. ("Navicom"), an e-commerce and telecommunications company that is a leading provider of Global Positioning System technologies and GPS-related applications in Korea. As part of the joint venture, Navicom intends to establish a distribution platform within the Korean technology and e-commerce communities for the Company's products and services. Navicom and the Company launched theKoreaBridge.com in October 2001but have held off any commercial launch until the Company launches its product in the United States.

         In March 2001, the Company invested $1,000,000 to obtain a 60 percent majority interest in Now Solutions, LLC ("Now Solutions"). Also in March 2001, Now Solutions acquired the Renaissance CS(R) Human Resources and Payroll assets from Ross Systems, Inc. for $6,100,000 and financed with a $5,500,000 from Coast Bank. The Renaissance Payroll System, which reaches into small and growing businesses, is a human resources software system and used by over 150 companies in North America. In April 2002 the Company took control of the Executive Committee of Now Solutions by appointing the fifth representative. In May 2002, arbitration was commenced between the Company and Arglen Acquisitions LLC (minority owner of Now Solutions) regarding change of control and ownership percentage. In February 2003 the Company sued Arglen Acquisitions, Ross Systems Inc., and Garry Gyselen among others in the state of New York. The Company seeks damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions, Ross and Arglen, Arglen and Now Solutions, Gyselen and Now Solutions, and VCSY and Arglen.

         In May 2001, the Company issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for exclusive licensing rights to a patent-pending fiber optics technology application created and owned by Aluizio Cruz.

         In June 2001, Vertical agreed to pay $250,000, of which $150,000 was actually paid, in exchange for 51% equity interest in WorldBridge Webcasting Services, LLC ("WorldBridge"), a webcast services company. In October 2001, Vertical agreed to reduce its interest in WorldBridge from 51% to 49%. In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in exchange for services to be provided by Strategic Marketing Alliance through December 31, 2002.

         As part of its overall strategy to provide a full suite of products and services to global customers, Vertical acquired EnFacet, Inc. in August 2001 and certain assets of Adhesive Software in November 2001, including the SiteFlash technology. EnFacet sold two products, NewsFlash (catering to the publishing industry and newspapers in particular) and SiteFlash (the affiliation/syndication web product), which are based on award winning (CrossRoads A-List for 2000 and 2001), patent pending technologies. In addition Vertical continues to develop and market its other "Flash" based products - AffiliateFlash, ResponseFlash, and UniversityFlash. In April 2003 Vertical computer entered into a software added reseller agreement with Infotec, Inc., a large Japanese systems integrator and outsourcer to market SiteFlash's content management product in Japan.

         In November 2001 Vertical entered into a license agreement with iNet Purchasing ("iNet") whereby it licensed the Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission of subscription fees and the ability to market all subscription fees (except for Texas QISV vendors). Pursuant to the license agreement, Vertical also obtained a joint marketing effort to sell its Emily Agent to these vendors. Vertical is entitled to retain all of the $495 price, for sales to any vendor. In December 2001, the Company entered into an option agreement with iNet to purchase an additional interest in iNet in April 2002. If exercised, Vertical would own 56% of iNet upon exercise of the option. The option has an exercise price of $860,000 and was due by the end of April 2002. Under the terms of the option, iNet was required to deliver certain financial and non-financial information. This information was never delivered. Discussions thus far with iNet have not resulted in a resolution of this matter.

         In October 2002, the Company's wholly owned subsidiary, Emily Solutions, Inc., a Nevada corporation, changed the name of the Corporation to Government Internet Systems, Inc. ("GIS") by amending its articles of incorporation. The Company will license its proprietary technology to GIS so that GIS will market and distribute this technology to government entities of the United States, beginning initially with ResponseFlash. In November 2002 Stephen Rossetti became a director, chairman and CEO and Victor Weber became a director, president, and treasurer of Government Internet Systems, Inc. The Company has compensated directors and officers of GIS with ownership interest in GIS and executives with salaries once GIS is funded or has generated adequate sales. In December 2002, Chuck Kensicki became a director of GIS. In January 2003, Basil Nikas became a director of GIS. The Company has refocused its efforts to be a major software developer in best of breed products with subsidiaries specializing in each niche market except for GIS, which will market the Company products to the United States government sector.

         The Company's software products that are either presently being sold or in process of being launched are Human Resource Information System (emPath 6.2), ResponseFlash, Siteflash, NewsFlash, and Emily. Now Solutions is aggressively marketing its new web human resource payroll and information system in the United States and Canadian markets. The Company intents to market its other software products in the United States through agreements with national distributors. The Company has maintained its home country gateway network of international partners including all bridge websites, but has suspended further development of partners or implementation until it launches its products in the United States market.


         Business Divisions

         The Company's business operations are broken into the following divisions: Now Solutions, LLC ("Now Solutions"), Government Internet Systems ("GIS"), Vertical Internet Solutions ("VIS"), EnFacet ("Enfacet"), Globalfare.com ("Globalfare"), Pointmail.com ("Pointmail"), minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

         Now Solutions, LLC

         Now Solutions, LLC (Now Solutions) is a best-of-breed human resources and payroll software and business solutions provider. It has over 150 clients encompassing private to governmental agencies. Now Solutions' new web based software, emPath 6.2 is being aggressively marketed in North America. Its typical customers employ in excess of 500 employees. emPath 6.2 excels in complex HR and payroll situations which have several different unions, multiple state locations, and intricate compensation circumstances. emPath's competitive advantage is its speed of implementation, which increases the customer's return on investment.

         On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, LLC (Now Solutions), a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 (including two 25 million shares of warrants described in the paragraphs below) shares of the Company's common stock which was granted to Arglen Acquisition, LLC ("Arglen"). Arglen was a deal maker to facilitate the entire transactions of Now Solutions, including the purchase of software and financing. The warrants have an exercise price of $0.08 per share. One third of these warrants vested immediately, the second third will vest on the one-year anniversary of the date the warrants were issued, and the last one-third will vest on the two-year anniversary of the date the warrants were issued. These warrants have been granted but not delivered to Arglen. Based on the Black Scholes option pricing model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and others received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions.

         In March 2001, Now Solutions purchased the rights to Human Resource Information Service Application Software ("HRIS") and various other assets and liabilities relating to HRIS of Ross Systems, Inc. ("Ross") in exchange for approximately $5,100,000 in cash and a promissory note of $1 million due to Ross. The transaction was recorded under the purchase method of accounting. The purchase price was allocated as follows:

Total purchase price                   6,100,000
                                  ---------------

Cash acquired                            287,919
Property and equipment acquired          182,900
Other intangible assets                  257,000  Amortizable over a period of five years
Software source code acquired          3,848,972  Amortizable over a period of five years
Liabilities assumed                     (409,419)
                                  ---------------
                                       4,167,372
                                  ---------------
Goodwill                               1,932,628
                                  ===============


         During 2001, the goodwill on Now Solutions' book was amortized on a straight-line method over a period of five years. The amortization of goodwill in Now Solutions for the year ended December 31, 2001 was $322,104. On the consolidated basis, the Company recorded a total goodwill of $3,448,795
($1,932,628  + $666,667 + $798,500  +  $51,000,  which is the  transaction  cost incurred by the Company) during 2001. The consolidated amortization of goodwill in the year ended December 31, 2001 was $574,798, which was calculated on a straight-line basis over a period of five years.

         The  note  payable  to Ross  does  not bear  interest  and has  payment requirements of $250,000 and $750,000 due in February 2002 and 2003, respectively. Now Solutions offset the $250,000 payment against amounts due from Ross and claimed an offset of amounts on the unpaid prepaid maintenance fees due at closing February 28, 2001 against the $750,000 amount. In addition, the agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by Now Solutions during the two years subsequent to the purchase. Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast bears interest at prime plus one and a half and has an interest rate floor of 8.5%. The note payable to Coast will be due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The lender has the option to demand full payment by February 2004. The note calls for monthly installment payments of $91,500 of principal, plus interest.

         In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Coast and Now Solutions agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the Company and Coast agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, Coast agreed to waive certain defaults under the Loan Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. All payments to Coast have been made by Now Solutions. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to Coast as collateral. Under the amended terms of the Pledge Agreement, the Company withdrew $348,333 from the deposit account, and commenced receiving $91,667 per month on October 31, 2002. Under the amended terms of the Pledge Agreement the Company was entitled to receive the monthly withdrawal provided that: (a) Now Solutions makes the preceding monthly payment on the principal and
(b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. Now Solutions is current in its payments as of July 2003.

         In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions. Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of Coast loan agreements.

         According to the terms of the warrant agreement, dated March 5, 2001, between the Company and Arglen, if, during the last 90 trading day period of the first year from the date the issuance of the initially granted warrants aforementioned, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to an additional 25,000,000 warrants to purchase common shares at the exercise price of $0.08 per share. One-third of these warrants vested immediately, the second third will vest on the one year anniversary of the date the warrants were issued, and the last one-third will vest on the two year anniversary of the date the warrants were issued. Furthermore, if during the last 90 trading day period of the second year from the date the issuance of the initial set of options, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to an additional 25,000,000 warrants to purchase the Company's common shares at exercise price of $.08 per share and the warrants will be exercisable for a period of five years from the date the underlying stock is registered with the Securities and Exchange Commission for resale or an exemption from registration becomes available and with the same vesting term. These warrants have been granted but not delivered to Arglen. The Company intends to cancel the foregoing warrants to purchase 80,763,943 shares of the common stock of the Company as part of its legal action against Arglen

         Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company is entitled to receive a management fee of $50,000 per year, pro-rata distributions of 50% of net earnings on a taxable income basis for federal income tax purpose if cash is available, and repayment of the initial capital contribution of $1 million if certain conditions are met.
Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company's interest would have been reduced to 51% over three years if Now Solution is not in a default situation regarding the Coast loan and the employees of Now Solutions had achieved certain performance goals. On August 16, 2001, the Company received a default notice from Coast. Consequently, the Company believed that this reduction of the Company's equity interest in Now Solution had not occurred at December 31, 2002 and 2001.

         The Company is currently involved in a dispute with Arglen Acquisitions LLC (Arglen), a member of Now Solutions, LLC, concerning the Company's subsidiary Now Solutions, LLC. In April 2002 the Company appointed the fifth representative of Now Solutions' Executive committee giving Vertical computer three representatives. Also in April 2002, the Company received a letter from Arglen accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast Business Credit (Coast). The letter further stated that the default has triggered the dissolution of Now Solutions, and authorized Arglen Acquisitions to acquire the Company's ownership interest in Now Solutions at a discounted price. In May 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. Also in May 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company was in default of its obligations under the Operating Agreement. Arglen also sought to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes that Arglen's allegations are without merit. In August 2002, the Company prevailed on four of the five motions and remains in control of the executive committee with three of the five representatives on the committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fees or any other monies other than for reimbursement for insurance incurred by the Company on behalf of Now Solutions unless the court approves the Company's request to have additional monies released that the Company is entitled pursuant to the operating agreement. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company.

         The Company's subsidiary, Now Solutions, learned of an alleged employment agreement between Now Solutions and Garry Gyselen ("Gyselen"), the suspended Chairman of Now Solutions, whereby Gyselen would be engaged for a term of 3 years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of Now Solutions and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. Now Solutions' corporate legal counsel has informed its management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided Now Solutions with any written acknowledgment confirming that the agreement is null and void.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley, and Garry Gyselen ("Gyselen"). Vertical filed a derivative action on behalf of its subsidiary Now Solutions when Arglen, a member of Now Solutions, refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. The Company seeks damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions, Ross and Arglen, Arglen and Now Solutions, Gyselen and Now Solutions, and VCSY and Arglen. The action concerns offsets Now Solutions was entitled to per the asset purchase agreement from Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast Business Credit to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured).

         In conjunction with the Company's lawsuit, Now Solutions is withholding its payments on the remaining $750,000 note due February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross Systems, Inc. (Ross) of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note. In March 2003, Ross filed a motion for summary judgment in lieu of a complaint against the Company's subsidiary, Now Solutions, to collect the note payable in the amount of $750,000 issued by Now Solutions in connection with the asset purchase agreement between Now Solutions and Ross, plus 10% interest.

         For the twelve months ended December 31, 2002, Now Solutions had approximately $4,183,069 of net goodwill and other intangible assets.

         Government Internet Systems, Inc.

         The Company's 89% owned subsidiary, Government Internet Systems, Inc. ("GIS"), a Nevada corporation was formerly Emily Solutions, Inc. The Company will license its proprietary technology to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States, beginning initially with ResponseFlash web technology. GIS intends to market ResponseFlash to the National Guard (through the states), Federal Government departments and agencies such as Homeland Security, the Center for Disease Control, the FBI.

         In October 2002, Emily Solutions, Inc., a Nevada corporation, changed its name to Government Internet Systems, Inc. by amending its articles of incorporation. In November 2002, Richard Wade, Laurent Tetard, and Luiz
Valdetaro resigned in their capacities as directors, and also as president, secretary and treasurer, respectively, of Government Internet Systems ("GIS"), and were replaced by directors Stephen Rossetti and Victor Weber, who also agreed to become chairman/CEO and president/treasurer, respectively. In December 2002, Chuck Kensicki became a director. In January 2003, Basil Nikas became a director. It is contemplated that GIS will have nine initial directors. Each initial director will receive 250 shares of GIS from an initial issuance 10,000 shares of GIS. Independent funding is being sought for GIS. The ResponseFlash installation being installed at the Metropolitan Emergency Communication Agency will be transferred to GIS.

         For the twelve months ended December 31, 2002, Government Internet Systems (formerly Emily Solutions, Inc.) had no assets and no material revenue or expenses.

         Vertical Internet Solutions, Inc

         Vertical Internet Solutions, Inc., a California corporation, is a wholly-owned subsidiary of the Company formed in May 2000. The Company acquired the rights to Emily Solutions Web technology in December 1999. The Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that intercommunicate via XML (Extensible Markup Language) and HTTP. HTTP or Hypertext Transfer Protocol is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion or Microsoft Frontpage. The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that runs on Windows, Linux and several UNIX platforms. The Emily scripting language has been enabled to work on Java and will be launched upon completion of beta testing as part of an XML Java tool kit and was developed to be both a complement and an alternative to Java on the server side.

         In addition, the Company developed the Emily XML Enabler Agent and the Emily Broker applications, which is now used as the interface between iNet e-procurement system for the states of Texas, Maine and Idaho. As part of the agreement between iNet Purchasing and the Company, the Emily XML Enabler Agent is offered as an optional product to expedite the interface at a price of $495 to each vendor. Vertical Internet Solutions, Inc., is also marketing SiteFlash and its progeny, including UniversityFlash and AffiliateFlash. SiteFlash is an affiliation/syndication web-based e-business software used by newspapers, government agencies, universities and large franchises. Another product, developed from Siteflash is NewsFlash, which is maintained by Vertical's wholly owned subsidiary, Enfacet, Inc. NewsFlash and SiteFlash are based on award winning (Crossroads A-List for 2000 and 2001), patent pending technologies.

         For the twelve months ended December 31, 2002, Vertical Internet Solutions had no assets and no material revenue or expenses.


         EnFacet, Inc.

         EnFacet is a software-products company that marketed SiteFlash, which was originally licensed from a third-party, Adhesive Software, Inc. NewsFlash and SiteFlash are based on award-winning (Crossroads A-List for 2002 and 2001), patent-pending technologies. Enfacet continues to market and support customers of NewsFlash, which was developed from the core SiteFlash product. NewsFlash is catering to the publishing industry and newspapers in particular. The Company later acquired certain intellectual property assets of Adhesive, including Siteflash and Newsflash, from a third party. The Company recognized approximately $757,000 of goodwill in connection with the purchase, which has been fully reserved.

         On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock and 15,000 shares of preferred stock will be distributed among the employees in EnFacet and the other 15,000 shares will be available for future fund raising purposes), resulting a goodwill in EnFacet totaling $1,069,075. However, as of December 31, 2002 and 2001, these 30,000 shares of Series C preferred stock were issued but not delivered to these people and were held under the name of the Company. Accordingly, the $312,000 value of the 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2002 and 2001.

         In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company may cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 restrictive shares of the Company's common stock to former employees and consultants of EnFacet, Inc. per the above executed stock agreement. Accordingly, the Company cancelled 7,500 shares of Series C preferred stock.

         For the twelve months ended December 31, 2002, EnFacet had approximately assets of $11,000, revenue of $30,450, and a net loss of approximately $742,000, which includes impairment loss of approximately $638,000 of goodwill.

         Globalfare.com

         In May 2000, the Company acquired Globalfare.com, Inc. (Globalfare). Globalfare is headquartered in Los Angeles, California. In light the future of the travel industry caused by the terrorist attacks at the World Trade Center, the Company had suspended website and travel fulfillment operations, while Globalfare formulated a future strategy. In March 2003, Globalfare entered into a teaming agreement with Picasso Travel to provide airfare fulfillment services to government employees. Globalfare.com continues to evaluate new joint marketing options of high quality products and services.

         In April 2003, Globalfare.com, Inc. a 100% Subsidiary of the Company, entered into a services agreement for planning, booking, and fulfilling leisure (personal) travel conducted in conjunction with official travel and personal travel not in conjunction with official government travel with Zegato Solutions, Inc. (Zegato). Pursuant to the terms of the Zegato agreement, Globalfare, with its partners, shall provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, including sales of travel packages, as such sales may be made for leisure customers in connection with the Zegato travel system. In connection with the terms of the agreement, Zegato shall receive a commission on the gross profit for all sales. In March 2003 Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement. Picasso is one of the leading airline consolidator (wholesaler) in business since 1979 based in Los Angeles with offices in NYC, San Francisco, Chicago, Boston, Washington DC, Dallas, and Fort Lauderdale. Picasso serves over 12,000 travel agencies all over the United states with over 120 employees speaking 24 languages.

         For the twelve months ended December 31, 2002, Globalfare.com had no assets , no revenue and a net loss of $48,548.


         Pointmail.com, Inc.

         In June 2000, the Company acquired Pointmail.com, Inc., which owned a proprietary, web-based e-mail software that enhances the Company's existing "ThePostmaster.Net" Internet email service. ThePostmaster.Net is accessible world wide, offers a cross-platform e-mail solution, and is cheaper and easier than using traditional e-mail programs. The Company has recently improved the filtering on the "ThePostemaster.Net" by updating the "block sender" features and adding a junk mail blocking feature to prevent spam. This software is integrated with the Bridges. Since the Company intends to focus its marketing efforts on its core technology, it has no other plans for "ThePostmaster.Net" at this time.

         For the twelve months ended December 31, 2002, Pointmail.com had no assets, no revenues and a net loss of $82.


         Minority Interests and Other Limited Interests

         iNet Purchasing, Inc. The Company has a 2.5% minority interest in iNet Purchasing and had also formed two strategic partnerships with iNet Purchasing, neither of which has commenced business operations. iNet Purchasing, Inc., based in Bethesda, Maryland, is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. State governments in Maine and Idaho have selected iNet's unique technology to meet their statewide procurement needs. In Texas, iNet established and ran the Texas e-procurement pilot program and is currently running the vendor procurement program of the state of Texas. Through its strategic partnerships, iNet solutions handles everything from requisition to final payment, providing an end-to-end audit trail essential for governmental processes, which can lead to increased efficiency and lowered expenses of current public sector purchasing processes both for the buyer and the supplier. iNet has directed its talents, resources, technologies and Internet-based services to reduce the overhead in the government-to-business market.

         By using iNetPurchasing's services, public and private sector entities can manage the cost of the purchasing process. iNetPurchasing's Internet-based services can provide quick and easy access to vendor contracts and open market catalogs maintained for the public sector agency through iNetPurchasing's proprietary e-catalog technology. The iNetPurchasing service offers the full procurement cycle workflow process from end-user requisition through payment reconciliation. The service is offered either as a stand-alone, front end, Web-based system or can be interfaced to agency financial systems, such as PeopleSoft, SAP or Oracle.

         iNetPurchasing   is  in  effect  a  communications   link  between  the
governmental buyer and the private supplier for which it charges the supplier a value-added fee for the electronic processing of purchases.

         In April 2000, the Company entered into two joint ventures with iNetPurchasing, Inc., iNet Government Services, LLC and Vertical iNet LLC. Both entities have not commenced operations and the Company intends to have them dissolved. Both joint venture ownerships are held 50% by the Company and 50% by iNet. In May 2000, the Company invested $400,000 in iNet for 2.5% of iNet's outstanding shares and $100,000 for a royalty license, which provides for royalty payments to the Company based upon iNet's transactional fees.

         In November 2001, the Company entered into a license agreement with iNet, where the Emily software and technology was licensed for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees and the ability to market all subscription fees (except for Texas QISV vendors). Pursuant to the license agreement, the Company also obtained a joint marketing effort to sell its Emily Agent to these vendors. Vertical is entitled to retain all of the $495 sales price for sales to any vendors.

         On December 21, 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet under which the Company would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company is required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant 3 year stock options to three iNet executives, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares of the Company's common stock, respectively. These stock options were issued in 2001. At December 31, 2002 the Company had paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets). The Company would need to raise additional capital in order to pay the cash portion of the exercise price, which is $860,000. In addition, in order to exercise the option, the Company must issue 70,000 shares of Series C preferred stock and grant additional three-year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of the Company's common stock each to Nikas and Mattern and 2,000,000 shares of the Company's common stock to Savage, at a strike price of $0.025 per shares. Of these warrants and options, the Company issued but did not deliver 1,500,000 warrants each to Mr. Nikas and Mr. Mattern and 500,000 warrants to Mr. Savage in January 2002. The fair market value of these warrants at the date of grant was $35,713. In the event that the Company does not acquire a majority interest in iNet, these options and warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

         As of December 31, 2002, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2002.

         TranStar, Inc. TranStar, Inc. ("TranStar"), formerly Apollo Industries, Inc. ("Apollo"), is based in Los Angeles, California. TranStar is a systems integrator and consulting firm that is establishing an e-business platform focused on multiple-application smart card based solutions for credit, debit and other high volume informational transactions with a large customer base. TranStar intends to create and manage innovative end-to-end (turnkey) smart card systems that optimize the convenience, mobility and flexibility vital to accessing information and exchanging commercial value.

         In October 2000, the Company agreed to provide $250,000 in funding to TranStar for the enhancement of its smart card technology and development of its service business in exchange for a 30% equity interest. In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar). Pursuant to the agreement, the Company transferred 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock owned and pledged by Radlovic. Radlovic is CEO and President of TranStar.

         In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In April 2001, the Company loaned TranStar $24,000, which was due in June 2001. In May 2001, the Company loaned TranStar an additional $24,000 which was due in July 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of TranStar common stock for each of the two loans. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, a royalty agreement, dated October 14, 2000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of
1,000,000 shares of TranStar common stock, and the underlying security agreements will remain in full force and affect. In connection with the agreement, TranStar also indemnified and released the Company from any obligations owed to TranStar or any third party. Radlovic is CEO and President of TranStar.

         As of December 31, 2002, the investment in notes receivable and all of the advances paid to TranStar for royalties have been fully reserved.

         Joint Ventures

         ZAP Quote, S.A. In March 2000, the Company entered into two joint ventures with ZAP Quote, S.A., Brazil's second largest provider of wireless real time financial information for Brazil's financial markets. ZAP Quote, S.A., established in 1985, has used its proprietary wireless technology to become the fastest growing company for financial news and information based in Brazil. ZAP Quote, S.A. also provides back office software to many of Brazil's financial institutions.

         Both joint venture ownerships are held 50% by the Company and 50% by ZAP Quote, S.A. The first joint venture was converted into a Brazilian corporation named Vertical Zap S.A. in March 2000. The terms of Vertical Zap S.A. required the Company to provide its technology and products while ZAP Quote, S.A. was required to add its expertise and familiarity with the Brazilian financial and business communities, and to provide the initial financing for the project. Vertical Zap S.A. developed and launched an internet distribution gateway as part of the Company's former Global Partners system. Vertical Zap has currently suspended operations and the Company does not know if and when Vertical Zap will proceed with new business. The second joint venture, known as ZAP Vertical, has not begun operations nor has it been converted into a corporation or other business entity.

         Wireless Learning Systems, LLC. In June 2001, Epsylon Technologies, Taurus Global, LLC and the Company formed Wireless Learning Systems, LLC ("Wireless Learning"), which was formulating plans to develop wireless solutions for schools to support teacher and student wireless educational systems. Vertical issued 3-year warrants to purchase 846,000 shares of common stock at a strike price of $0.050 per share in connection with the formation of the Wireless Learning LLC. The holders of these warrants are Robert Langworthy, Igor Shoifot, and Alexander Sergeev in equal amounts. In addition, Vertical issued 3-year warrants to purchase 54,000 shares of common stock at a strike price of $0.050 per share to Taurus Global in connection with the formation of Wireless Learning. Wireless Learning has not commenced operations and the Company has put Wireless Learning on hold until relevant technology is acquired.

         For the twelve months ended December 31, 2002, all of the joint venture investments are fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2002.

         Strategic Partnerships

         Infotec, Inc. In April 2003, the Company and Infotec, Inc., a Japanese corporation entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for Vertical's SiteFlash software in the territory of Japan and pay Vertical a fee on all sales and maintenance fees.

         Defense Solutions, LLC. In November 2002, Government Internet Systems, a majority owned subsidiary of the Company, and Defense Solutions, L.L.C., entered into an agreement whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a fifteen percent (15%) commission on all contracts and first year maintenance fees (less any third party royalties) from any United State's government, non-government, or commercial enterprise or organization resulting from a contact initiated by Defense Solutions. In connection with this agreement, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.0075.

         Business Operations

         The Company's primary business operations are comprised of: (1) emPath 6.2, our main administrative software product, a human resources and payroll system which is marketed by our 60% subsidiary Now Solutions, (2) Internet core technologies and underlying web application software products, such as (a) SiteFlash and its underlying applications, which include ResponseFlash, AffiliateFlash, UniversityFlash, and NewsFlash; and (b) the Emily XML Scripting Language and its underlying programs. In addition, the Company has additional software and fiber optics technologies, as well as minority and limited interests in other software products and companies.

         Administrative Software

         Now Solutions, LLC - emPath 6.2 (Human Resources/Payroll). Now Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions derives revenue from software licenses, professional services consulting, and renewable maintenance from approximately 150 customers. The product suite has a successful track record in providing solutions to many well-known organizations. The Company acquired the human resources and payroll product suite from Ross Systems through a newly incorporated entity called Now Solutions. The product suite is targeted to address the needs of management in today's dynamic business environment and gives organizations functionally rich in a "user friendly" and flexible software solutions, without the multi-million dollar implementation budgets of the competitors. Now Solutions has recently released a new version of their product offering called emPath 6.2. The existing revenue model is based upon three components: licensing fees, professional consulting services, and annual maintenance fees.

         Internet Core Technologies

         SiteFlash

         SiteFlash is an e- business suite that provides content management, e-commerce, workflow, as well as layering affiliation/syndication capabilities. SiteFlash has both multi-lingual and multi-modal capabilities, meaning it is accessible through any output device, including computers, cell phones, blackberry pagers, and PDAs. This core product is rooted in patent-pending technology that layers the web site into three distinct categories - form, function and content. SiteFlash then allows the combination of these objects from all these categories arbitrarily - which means that re-usability of code, GUI elements and content can be increased, without significant additional programming. SiteFlash is XML-enabled and is compatible with diverse software systems that may exist in the target environment. There is a varied market for SiteFlash because, with minimal customization, the core SiteFlash technology can be immediately applied to several vertical markets, including newspapers, franchise operations, government umbrella agencies, and institutions of higher education. SiteFlash revenue flow is expected to be derived from three revenue streams: SiteFlash is sold as (i) a software product, where revenues are derived from license fees and annual maintenance and/or support fees; (ii) a core web platform where revenues are expected to come from a one-time product sale, as well as additional royalties for any run-time applications that the third party may distribute in connection with the SiteFlash core platform; and (iii) a service where revenues are expected to consist of a one-time setup fee plus monthly fees for continued use of the service.


         Underlying Applications of SiteFlash

         NewsFlash - Publishing. The Company acquired NewsFlash with its purchases of EnFacet and the assets of Adhesive software that had been developed from the SiteFlash technology. NewsFlash is a fully developed product and had been successfully marketed to a number of newspapers. The newspapers that purchased NewsFlash still use the product and offer third party endorsements. The new upgraded product that is being finalized is expected to enhance the features and functionality of NewsFlash. The Company's initial focus has been on the newspaper industry, particularly on those newspapers that do not have the capabilities of purchasing and maintaining a high quality, real-time web site. The Company owns all of NewsFlash.

         UniversityFlash - Higher Education. UniversityFlash is a new product that was developed from the SiteFlash technology. UniversityFlash is being rolled out at California State University in Fullerton. The UniversityFlash product has been fully developed by working in conjunction with California State University in Fullerton for custom applications and integration with other systems. On the higher education front, UniversityFlash's open architecture and ability to create and maintain multiple affiliate sites from a single installation of the product provides control, as well as the flexibility that permits individual departments to freely choose, develop and maintain their own Web presence using the same software code rather than different departments developing different code. By bringing disparate data together in one place, we believe

UniversityFlash ensures data integrity and consistency, and thereby simplifies the decision-making processes. We believe that universities, big and small, in the United States comprise part of the market for UniversityFlash. The Company owns all of UniversityFlash.

         AffiliateFlash - Franchises/Independent Agents. AffiliateFlash leverages the affiliation/syndication capabilities that lie at the core SiteFlash product. AffiliateFlash provides organizations with the ability to create and maintain all related Web sites from a central location, regardless of the structure by which they were organized, whether as loosely connected agents, a multi-level hierarchy, a networked hierarchy, or matrix based. AffiliateFlash has the capabilities that provide the franchiser with a degree of control and tracking while also enabling the franchisee to focus on the end-customer without having to take time to perform routine administrative tasks. We believe that the AffiliateFlash market is made up of franchises headquartered in the United States, as well as companies using multi-level marketing arrangements with a large set of independent agents that need to have some central tracking while maintaining their independent status. The Company owns all of AffiliateFlash.

         ResponseFlash - Emergency Management. ResponseFlash is another product based on the SiteFlash core technology. ResponseFlash addresses the need for real-time two-way communications between an organization and its various departments and among various agencies. Applying this to a governmental scenario in an emergency management framework, this translates into several possibilities where various agencies may have the need to (a) communicate directly to the citizens; (b) communicate with several other agencies and enable communication among agencies; (c) have two-way communication within itself as well as between other agencies and its citizens. The domestic market for ResponseFlash includes governmental and non-governmental bodies. We believe that the potential customers of ResponseFlash include all of the independent governing bodies in the United States that are required by Federal and State guidelines to set up an emergency communications infrastructure. ResponseFlash is in the final stages of implementation with the Metropolitan Emergency Communications Agency in Indianapolis and Marion County, Indiana. The Company owns all of ResponseFlash, but has granted its subsidiary Government Internet Systems an exclusive license to market ResponseFlash to the government sector in the United States.

         Emily XML Toolkit

         The Emily XML Toolkit consists of the core internet technology, the Emily XML Scripting Language (Emily) and a set of applications including the Emily XML Enabler Agent. The patent application for the Emily XML Scripting Language was published in February 2003.

         Underlying Applications of Emily

         Emily XML Scripting Languages (EMILY). Emily is a Very High Level (VHL) programming language, designed for the specific purpose of working with Markup Language documents, especially XML. Emily is a core technology of the Company and is the basis for the Emily Agent. The emergence of a standard (XML) for inter-business exchange of data, coupled with inexpensive development tools (PC, Emily, etc.) and communications media (Internet), make the business-to-business market, in our opinion, ready to go beyond conventional electronic data interchange to full-scale data exchange in order to fully utilize the benefits of tight supply chain management. The Emily scripting language has been enabled to work on Java and the option is being explored to launch the Emily scripting language as part of a Java tool kit. Emily is in beta testing presently and it is anticipated to is on the market by January 1,2004. The Company is currently developing further interfaces so that Emily can be used with all programming languages including Microsoft's "NET" languages.

         Emily XML Enabler Agent. The XML Enabler Agent is a product developed by the Company utilizing the Emily Scripting Language and was created to
XML-enable any database. The first beta test resulted in a full-fledged application with iNet where a solution was needed to connect the State of Texas supplier's catalogs to iNet catalog database for the state of Texas e-procurement. The solution was developed utilizing Emily broker software. All Texas suppliers can purchase the Emily Enabler Agent to make its catalog instantaneously available on the State of Texas e-procurement catalog with automatic updates when the supplier changes their catalog information. The market is any database that is not XML-enabled. The XML Enabler Agent is sold for a price of $495 for the standard version and $995 for the professional version. The Company is currently looking for opportunities to use the XML Enabler Agent with another large potential application that can result in multiple sales opportunities for the XML Enabler Agent.

         Additional Software and Technologies

         Globalfare.com Inc. - Travel. Globalfare.com was originally conceived to be both an e-commerce and brick and mortar business that sold travel products on-line on its Globalfare.com web site and through a customer care and reservation center. In light of continued difficulties of the travel industry based upon the attacks of September 11, 2001, the Company suspended operations while it reformulated its strategy. In March 2003 Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement. Picasso is one of the leading airline consolidator (wholesaler) in business since 1079 based in Los Angeles with offices in NYC, San Francisco, Chicago, Boston, Washington DC, Dallas, and Fort Lauderdale. Picasso serves over 12,000 travel agencies all over the United States with over 120 employees speaking 24 languages. Globalfare.com continues to evaluate new joint marketing options of high quality products and services.

         Globalfare initially intended to have on-line sales to include sales through co-branded sites with solutions targeted to assist the travel agent industry and through the Company in-country partners, corporate travel and management programs, government relocation programs, and local and state government sales.

         Fiber Optics. The Company had its patent application published for the transmission of images on fiber optics that is intended to improve today's capacity of fiber optics to transmit images and data in orders of magnitude. While this technology is still in theoretical stage, the patent application was published in February 2002. In June 2002 the United States Patent and Trademark Office issued an office action whereby one of the claims was approved. The other claims are still pending. Vertical is in the process of formulating a plan to prove the theory underlying the patent and develop products based on the technology.


         Competition

         In general, the Company has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology. Furthermore, each product offered by Vertical has competition within its market niche. Below is a description of the Company's principal competitors. Many of the Company's competitors have substantially greater financial resources and name recognition than the Company.


         Software/Hardware Vendors

         Various software and hardware vendors have initiatives that compete with the Company's Software technologies. Besides a number of smaller companies, the Company faces competition from Microsoft, Sun, Oracle, IBM, and Compaq.

         Microsoft's ".NET" initiative will provide software on a per-use rental basis. This is the primary distribution model with which the Company must compete. As part of its .Net strategy, Microsoft, in March 2001, launched
HailStorm, a collection of consumer Web services, among them a calendar, an address book, user profiles (including secure credit card information and personal preferences), and in-boxes for receiving alerts and messages, all of which are housed on Microsoft's servers. For business services, Microsoft launched another initiative, bCentral, which hosts several types of applications, including a Website builder, content management, order entry, accounting, and customer tracking software services, all of which are available for approximately $110 per month. The bCentral Web site had about 1.7 million visitors in February 2002, making it the second-ranking small-business Web site, according to Media Metrix.

         IBM has several products and services that compete with the Company's offerings in providing applications platforms. For example, IBM Start Now Infrastructure Solutions provide open, standard interfaces and protocols that allow systems to interoperate and enables users to manage demanding databases and storage challenges, to develop Internet and intranet presence, to set up log on and registration procedures for customers and suppliers and to share information and data on-line.

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

         Hewlett Packard. Hewlett Packard is preparing a restructuring that will see it emphasize sales of industry-specific packages of computers, software and services over computer hardware. Among the plans, other key elements are acquisitions to bolster computer-service revenue, and expanded software development and sales to lessen its reliance on hardware. Hewlett Packard expects to cater to industries such as financial services, telecommunications, health care and manufacturing, rather than the Internet customers that it has championed for the last two years. A new marketing unit is being organized to develop industry-specific packages from its own and others' products. Like IBM, Hewlett Packard aims to expand higher-margin services to offset its increasingly lower margins on revenues derived from its traditional hardware business.


         System Integrators
         System integrators generally provide information technology management and consulting services for larger organizations. Their built-in infrastructure costs generally make it impractical to service organizations with less than 100 workstations. The major system integrators with which the Company competes include Computer Associates, Hewlett Packard, IBM, EDS and the consulting divisions of the big 4 accounting firms.


         Multinational Corporations

         The Company has substantial competition in global distribution systems from multinational corporations in the technology field, such as IBM, General Electric, as well as foreign multinationals such as the European electronics multinationals (Siemens, Nokia, SAP), Japanese Kereitsus (Mitsubishi, Mitsui), Korean Chaerbols (Samsung), and others.


         Direct Competition to the Company - Distribution and Products

         SiteFlash - General Content Management, e-Commerce and Workflow Products. SiteFlash's competition is derived from its competencies in content management, e-commerce, and workflow. SiteFlash and its underlying products have competition from several products. In-house development is probably the most common competitor. PeopleSoft, PlumTree, Viador, Sun, Microsoft, BEA Systems, and IBM also have products in this area; however their products are not necessarily fully integrated portal solutions. In many cases, a company will purchase a content management system and use it in conjunction with some in-house programming to accomplish an enterprise portal. Such solutions are expensive to maintain, and usually lack many features of an integrated solution.

         What sets SiteFlash and its underlying solutions apart is the one major feature that it has that none of its competitors have: Dynamic Web Repurposing. This feature allows a central web site to be massively "re-purposed", or have massive affiliation. This feature is not only about the static content of a web site, but also about its dynamic content, such as e-commerce. This core feature of SiteFlash puts it in a unique position and sets SiteFlash apart from all of its competition.

         SiteFlash's competition comes from companies who specialize in one area of portal technology. In the e-commerce arena, ClearCommerce is a competitor, whereas in the workflow arena, there are competing products from IBM (with WebSphere), BEA Systems and Oracle.

         However, the Company believes that no single product exists that integrates all of these components to provide the scope of functionality that SiteFlash provides nor the affiliation/syndication capabilities found in SiteFlash. In addition, SiteFlash's multi-lingual and multi-modal features give these products more capabilities than any single competitor's product and does so in one integrated solution. Furthermore, because SiteFlash is a proprietary, patent-pending technology, its intellectual property is protected. Taking the cue from the market, SiteFlash is now available as a single integrated product or as a set of individual modules that the customer can purchase separately.

         NewsFlash-Content Management and Publishing. In the realm of content management in the publishing industry, the larger newspapers have a choice between NewsFlash and conventional content management systems like Quark, Vignette and BroadVision. However, for medium to small newspapers this is a less viable option because the price points of the competing products are high, ranging from about $250,000 up to $1 million, plus additional consulting fees for customization. However, NewsFlash is the only product that has been specifically designed for the newspaper industry. In addition, NewsFlash is the only product that offers more features than just a content management system.

         UniversityFlash - Higher Education. Although the general competitors to SiteFlash would probably compete with UniversityFlash, with the exception of Peoplesoft's university module for its portal project, the Company is not aware of any direct competitors to UniversityFlash who have specifically targeted the market. Vertical's competition in this market consists of homegrown custom software firms, Vignette, Yahoo Geocities and consulting firms, each of whom might duplicate different features of UniversityFlash, but, in managements opinion, none of these companies software provides a comprehensive solution with the functionality of UniversityFlash.

         AffiliateFlash - Franchises/Independent Agents. Current competition in this market consists of homegrown custom software, Vignette, Yahoo GeoCities and Yahoo! Store and consulting firms each of whom might duplicate different features of AffiliateFlash, but, in management's opinion, none of these companies software provides a comprehensive solution with the functionality of UniversityFlash..

         ResponseFlash - Emergency Communication Management. ResponseFlash functionality leverages the most powerful capability of the SiteFlash technology
- the real-time immediate two-way communication between thousands of Web sites among themselves, as well as with the central site. ResponseFlash has been tailored for the emergency communications management segment and has features that are not offered by competitive products. At present, the Company is not aware of a commercially available package that replicates this functionality.

         Emily Solutions XML Scripting Language (scripting language). Competition for the Emily base product consists of traditional languages, and toolkits designed for those languages. The competition is mainly from currently existing generic programming languages. Most generic programming languages do not have specific extensible markup language or XML support. The most recently announced Microsoft VisualBasic.Net supports XML. The Emily product will work under the .NET framework and is expected to interface with the latest versions of Microsoft products that support XML. The Java programming language is another dominant language program and Emily is uniquely positioned to interoperate with Java and additionally can extend Java's abilities. Emily enables Java programmers to quickly write XML applications that interoperate with Java.

         Emily XML Enabler Agent (XML-Based Database Tool). There are a number of products that can either be modified to perform the same functions as our Emily XML Enabler Agent, but they are available as either standalone products or are part of very complex high-priced packages, such as Web Method's "B2Bi" product, which is priced at $500,000 and up. Another competitor, IBM, has a product called Extensible Lightweight Extractor, that does some similar functions, but is not yet available as a product for sale to the public.

         emPath 6.2- Human Resources and Payroll Software. Now Solutions' competitors include PeopleSoft, Oracle, Lawson, Cyborg and SAP. However, for large corporations, the software offered by the competitors is significantly more expensive at a minimum cost of over $1 million, plus additional consulting fees for customization.

         Now Solutions believes its product can accommodate the complexities of the large and multi-dimensional companies without considerable modifications and the high price point.

         Globalfare.com Inc-Travel Services. Globalfare.com's competitors include Travelocity, Sato Travel, TRW and Expedia. These two companies, who are among the industry leaders of the on-line travel industry, primarily focus on delivering standard published fares to the mass public. Other companies such as Cheap Seats and Cheap Tickets provide discount or negotiated fares via phone but provide mostly published fares on-line.

         Bridges (Commercial Distribution Platform). Competition for the Company's Bridges is two-fold. First, there are competitors with Internet portals on an international basis like Yahoo, AOL, Lycos and MSN. These companies operate on a worldwide basis with different arrangements in each country and compete on a general and specific basis with all of our Bridges. Second, there are portals that are geared toward their respective country of origin like IG.com.br in Brazil, which compete only with the specific Bridge for that territory (e.g., theBrazilbridge.com). Both global and territory-specific portals such as these typically target an advertising revenue stream that is generated by sheer mass of hits to their sites, and consequently, tend to spend significant advertising dollars to bring masses to their sites. In contrast, the Company's approach is to utilize affiliate programs and in-country name recognition of the Company's global partners combined with selective and limited advertising to attract specific visitors by technology and products.

         Strategic Overview

         We believe that each of the Company's business units has distinct marketing advantages for their niche markets. The Company plans to find national marketers, such as Defense Solutions, LLC, and international resellers such as Infotec in Japan, who can commercially exploit the Company's products in the respective niche market. By utilizing the strategic elements each individual business unit offers, the Company plans to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that the Company has built.

         Although the Company's current marketing effort focuses upon several sectors, it has recently concentrated on the United States government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote the Company's products and web services; (ii) products which are suited to the emerging governmental environment that demands the capability for cross-agency and federal, state and local interface like ResponseFlash and Emily; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by the ResponseFlash technology.

         Through the Company's subsidiary Government Internet Systems ("GIS"), the current strategy is to obtain federal government contracts through its existing relationships or to be a subcontractor for a particular service to one of the major federal government prime contractors, as warranted under the circumstances. For local and state government entities, GISbelieves that it can cross-market to the Company's existing client base of its partners, affiliates, and subsidiaries.


         Proprietary Rights

         The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, the Company moves to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company has also filed for a number of patents for various technologies: (a) one patent application related to the Emily programming language; (b) one patent application related to the Emily XML Enabler Agent; (c) one patent application related to the Emily XML Broker used in the site http://xml.publicbuy.net; and
(d) one patent application for transmitting images on fiber optics that might improve in orders of magnitude today's capacity of fiber optics to transmit images and data. The patent application for the transmitting fiber optics was published in February 2002 and the patent application for the Emily XML Scripting Language was published in February 2003. There is also patent application with respect to SiteFlash. All of these patents are pending approval at this time. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Policing unauthorized use of its products and services is difficult and the steps taken may not prevent the misappropriation of our technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require us to enter into royalty arrangements.


         Regulatory Environment; Public Policy

         In the United States and most countries in which the Company conducts its operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general or to value-added services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive on-line services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.

         Employees

         As of July 28, 2003, the Company had 45 full-time employees and 9 consultants. This total includes 36 full-time employees at its subsidiary, Now Solutions, of which 29 are employed in the United States and 7 are employed in Canada as well as 3 consultants. The Company is not a party to any collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters are currently located at 6336 Wilshire Boulevard, Los Angeles, California, and comprise approximately 4,200 square feet. Additional premises housing technological personnel are currently located at 101 West Sixth Street, Suites 401-403, Austin, Texas, 78701, and comprise approximately 1,250 square feet. Our subsidiary, Globalfare.com, is also located at 6336 Wilshire Boulevard, Los Angeles, California. Now Solutions is headquartered at 201 Main Street, Suite 1455, Fort Worth, Texas, and comprises approximately 3,223 sq ft. feet. In addition, Now Solutions has offices at 1001 Marina Village Parkway, Alameda, California and 6205 Airport Road, Building B,
Suite 100, Mississauga, Ontario, Canada, which comprise 2,895 and 2,600 square feet, respectively. All of the locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.


ITEM 3.  LEGAL PROCEEDINGS

         We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

         Two legal proceedings were resolved in 2002. The first case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551 (DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs sought in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. The Company successfully prevailed in a motion for summary judgment and the case has been dismissed in its entirety.

         A second matter, entitled La Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., a wholly owned subsidiary, which claimed that the Company was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that La Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to the Company and 40% to Externet World, Inc.

         In addition, the Company is involved in the following additional ongoing matters.

         The Company is currently involved in a dispute with Arglen regarding issues related to Now Solutions. In April 2002 the Company appointed the fifth representative of Now Solutions' Executive committee giving the Company three representatives. Also in April 2002, the Company received a letter from Arglen accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Coast. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen to acquire the Company's ownership interest in Now Solutions at a discounted price. In May 2002, the Company demanded arbitration from Arglen seeking to enforce its rights under the Operating Agreement. Also in May 2002, Arglen filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen alleged that the Company was in default of its obligations under the Operating Agreement. Arglen also sought to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes that Arglen's allegations are without merit. In August, the Company prevailed on four of the five motions and remains in control of the executive committee with three of the five representatives on the committee. The only restriction until the outcome of arbitration is that the Company is not allowed to increase its management fees or any other monies other than for reimbursement for insurance incurred by the Company on behalf of Now Solutions. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company.

         The Company learned of an alleged employment agreement between Now Solutions and Garry Gyselen ("Gyselen"), the suspended Chairman of Now Solutions, whereby Gyselen would be engaged for a term of three years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of Now Solutions and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. Now Solutions' corporate legal counsel has informed its management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided Now Solutions with any written acknowledgment confirming that the agreement is null and void.

         In February 2003, the Company filed a lawsuit and a derivative action in a New York Supreme Court case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley, and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. The Company seeks damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerns offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured).

         In conjunction with the Company's lawsuit, Now Solutions is withholding its payments on the remaining $750,000 note due February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 in unpaid maintenance fees to offset against the note. In March 2003, Ross filed a motion for summary judgment in lieu of a complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the twelve months ended December 31, 2002.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common equity is quoted on the Pink Sheets under the symbol "VCSY". Prior to that date, the Company's common stock was quoted on the
Over-The-Counter Bulletin Board ("OTCBB") under the symbol "VCSY," which commenced in October 1999. The Company's common stock traded on the `pink sheets' prior to that date. The Company intends apply to the NASD to resume trading on the OTCBB once upon filing its forthcoming 10QSB for the two quarters ended March 31 and June 30, 2003.

         The following is the range of high and low closing bid prices of our stock, for the periods indicated below. As of July 28, 2003, there were approximately 1,355 holders of record of our common stock. This information was obtained from the Pink Sheets, LLC.

                                                       High              Low
                                                       ----              ---

       Quarter Ended June 30, 2003                    $0.0510           $0.0030
       Quarter Ended March 31, 2003                   $0.0082           $0.0040

       Quarter Ended December 31, 2002                $0.0095           $0.0044
       Quarter Ended September 30, 2002               $0.0150           $0.0041
       Quarter Ended June 30, 2002                    $0.0130           $0.0023
       Quarter Ended March 31, 2002                   $0.0270           $0.0101

       Quarter Ended December 31, 2001                $0.0175           $0.0100
       Quarter Ended September 30, 2001               $0.0380           $0.0120
       Quarter Ended June 30, 2001                    $0.0910           $0.0350
       Quarter Ended March 31, 2001                   $0.1200           $0.0550

       Quarter Ended December 31, 2000                $0.2250           $0.0440
       Quarter Ended September 30, 2000               $0.6200           $0.1750
       Quarter Ended June 30, 2000                    $1.0700           $0.3800
       Quarter Ended March 31, 2000                   $0.6500           $0.0375

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company paid dividends on outstanding Series A Preferred Shares in the amounts of $100,000 and $0 in 2001 and 2002, respectively. The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Unregistered Sales Of Securities

         In January 2001, the Company issued warrants to purchase 45,704 shares of common stock at a strike price of $0.1094 per share to Mark Kellner for business services.

         In February 2001, the Company issued 5-year warrants to purchase 500,000 shares of common stock at a strike price of $0.086 to Coffin Communications Group for investment relations' services.

         In February 2001, the Company issued 3-year warrants to purchase 250,000 shares of common stock at a strike price of $0.086 per share to Gary Blum for legal services.

         In February 2001, the Company agreed to pay Donald Hateley, a financial advisor, for services rendered in connection with the purchase of Vertical's purchase of 60% of Now Solutions, LLC, a fee in the amount of 5% of the aggregate consideration in connection with the transaction and 5-year warrants to purchase 1,000,000 shares at a strike price of $0.076 per share. The warrants were issued in March 2001.

         On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, LLC (Now Solutions), a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 (including two 25 million shares of warrants described in the paragraphs below) shares of the Company's common stock which was granted to Arglen Acquisition, LLC ("Arglen"). Arglen was a deal maker to facilitate the entire transactions of Now Solutions, including the purchase of software and financing. The warrants have an exercise price of $0.08 per share. One third of these warrants vested immediately, the second third will vest on the one-year anniversary of the date the warrants were issued, and the last one-third will vest on the two-year anniversary of the date the warrants were issued. These warrants have been granted but not delivered to Arglen. Based on the Black Scholes option pricing model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and others received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions.

         In March 2001, Now Solutions purchased the rights to Human Resource Information Service Application Software ("HRIS") and various other assets and liabilities relating to HRIS of Ross Systems, Inc. ("Ross") in exchange for approximately $5,100,000 in cash and a promissory note of $1 million due to Ross. The transaction was recorded under the purchase method of accounting. The purchase price was allocated as follows:

Total purchase price                                6,100,000
                                            ------------------

Cash acquired                                         287,919
Property and equipment acquired                       182,900
Other intangible assets                               257,000  Amortizable over a period of five years
Software source code acquired                       3,848,972  Amortizable over a period of five years
Liabilities assumed                                  (409,419)
                                            ------------------
                                                    4,167,372
                                            ------------------
Goodwill                                            1,932,628
                                            ==================


         During 2001, the goodwill on Now Solutions' book was amortized on a straight-line method over a period of five years. The amortization of goodwill in Now Solutions for the year ended December 31, 2001 was $322,104. On the consolidated basis, the Company recorded a total goodwill of $3,448,795
($1,932,628  + $666,667 + $798,500  +  $51,000,  which is the  transaction  cost incurred by the Company) during 2001. The consolidated amortization of goodwill in the year ended December 31, 2001 was $574,798, which was calculated on a straight-line basis over a period of five years.

         The  note  payable  to Ross  does  not bear  interest  and has  payment requirements of $250,000 and $750,000 due in February 2002 and 2003, respectively. Now Solutions offset the $250,000 payment against amounts due from Ross and claimed an offset of amounts on the unpaid prepaid maintenance fees due at closing February 28, 2001 against the $750,000 amount. In addition, the agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by Now Solutions during the two years subsequent to the purchase. Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast bears interest at prime plus one and a half and has an interest rate floor of 8.5%. The note payable to Coast will be due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The lender has the option to demand full payment by February 2004. The note calls for monthly installment payments of $91,500 of principal, plus interest.

         In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Coast and Now Solutions agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the Loan Agreement"). Also in October 2002, the Company and Coast agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, Coast agreed to waive certain defaults under the Loan Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. All payments to Coast have been made by Now Solutions. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to Coast as collateral. Under the amended terms of the Pledge Agreement, the Company withdrew $348,333 from the deposit account, and commenced receiving $91,667 per month on October 31, 2002. Under the amended terms of the Pledge Agreement the Company was entitled to receive the monthly withdrawal provided that: (a) Now Solutions makes the preceding monthly payment on the principal and
(b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. Now Solutions is current in its payments as of July 2003.

         In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions. Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of Coast loan agreements.

         According to the terms of the warrant agreement, dated March 5, 2001, between the Company and Arglen, if, during the last 90 trading day period of the first year from the date the issuance of the initially granted warrants aforementioned, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to an additional 25,000,000 warrants to purchase common shares at the exercise price of $0.08 per share. One-third of these warrants vested immediately, the second third will vest on the one year anniversary of the date the warrants were issued, and the last one-third will vest on the two year anniversary of the date the warrants were issued. Furthermore, if during the last 90 trading day period of the second year from the date the issuance of the initial set of options, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to an additional 25,000,000 warrants to purchase the Company's common shares at exercise price of $.08 per share and the warrants will be exercisable for a period of five years from the date the underlying stock is registered with the Securities and Exchange Commission for resale or an exemption from registration becomes available and with the same vesting term. These warrants have been granted but not delivered to Arglen. The Company intends to cancel the foregoing warrants to purchase 80,763,943 shares of the common stock of the Company as part of its legal action against Arglen

         Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company is entitled to receive a management fee of $50,000 per year, pro-rata distributions of 50% of net earnings on a taxable income basis for federal income tax purpose if cash is available, and repayment of the initial capital contribution of $1 million if certain conditions are met.
Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company's interest would have been reduced to 51% over three years if Now Solution is not in a default situation regarding the Coast loan and the employees of Now Solutions had achieved certain performance goals. On August 16, 2001, the Company received a default notice from Coast. Consequently, the Company believed that this reduction of the Company's equity interest in Now Solution had not occurred at December 31, 2002 and 2001.

         In May 2001, the Company agreed to pay $1,000 in cash and warrants to purchase 16,667 shares of common stock per month to Robert Wagman to provide managing editor services for on-line content on a month-to-month basis. As of December 2001, 133,336 warrants have been issued. The Agreement terminated in December 2001.

         In May 2001, the Company issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for an exclusive license of a patent-pending fiber optic image encoding technology created and owned by Aluizio Cruz.

         In April 2001, the Company issued Stephen Gunn 3-year warrants to purchase 250,000 shares of common stock at a strike price of $0.06 per share in consideration for services provided as the Chief Financial Officer of the Company. Steve Gunn was the Chief Financial Officer of the Company's 60% owned subsidiary, Now Solutions, LLC.

         In June 2001, the Company issued 3-year warrants to purchase 846,000 shares of common stock at a strike price of $0.050 per share to the three individuals in connection with the formation of the Wireless Learning LLC. The holders of these warrants are Robert Langworthy, Igo Shoifot, and Alexander Sergeev in equal amounts. In addition, the Company issued 3-year warrants to purchase 54,000 shares of common stock at a strike price of $0.05 per share to Taurus Global in connection with the formation of the Wireless Learning LLC.

         In June 2001, the Company issued 3-year warrants to purchase 5,000,000 shares of common stock at a strike price of $0.037 per share for legal services performed by Gary Blum.

         In June 2001, the Company issued 3-year warrants to purchase 5,000,000 shares of common stock at a strike price of $0.05 per share to Chuck Ashman for business and marketing consulting services.

         In July 2001, the Company agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. In September 2002, the Company amended the consulting agreement of Stephen Rossetti to provide services in the capacity of Executive V.P. Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model).

         In July 2001, the Company entered into two consulting agreements with Taurus Global, LLC and M.S. Farrell & Co., Inc., in which the Company agreed to issue approximately $200,000 in common stock to each consultant for business advisory services. Twenty percent of the common stock was due on the agreement date, with an additional 20% due on the 30th and 60th day subsequent to the agreement date and the remaining 40% due on the 90th day subsequent to the agreement date. The number of shares to be issued to each consultant will be determined on the date each consulting fee is due. These shares were registered pursuant to the Form S-8 filed on July 13, 2001 and November 2001. The Company also issued warrants to purchase 500,000 shares of common stock to each consultant. As of December 31, 2001, the Company had issued 10,081,152 shares of its common stock in exchange for the consulting services provided and 1,000,000 warrants. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. As of December 31, 2001, the Company recognized approximately $248,000 in consulting expenses in relation to the common stock issued and $10,000 for the value of the warrants (the warrants were valued using the Black-Scholes valuation model). In January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement for 6 months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants on the same terms as the July 2001 consulting services agreement. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. The warrants were valued at $1,240 and were expensed when issued. The Company has the option to pay the monthly fee in common stock valued at 95% of the average closing price 3 trading days prior to issuance. During the twelve months ended December 31, 2002 the Company accrued $74,400 relating to the monthly fee. In the event the proceeds of the stock result in greater than a 20% profit or loss for the monthly fee, Taurus or the Company, as the case may be, shall pay the difference in profit or loss, as applicable, at the end of the term. The Company may buyback any unsold shares of stock at any time. In March 2003, in connection with a settlement agreement between the Company and M.S. Farrell concerning claims by each party, the Company issued a promissory note in the principal amount of $23,030 bearing interest at a rate of 12% per annum to a member of M.S. Farrell. The note is payable in installment payments of $2,500 per month beginning in July 2003 until the principal, and all interest, fees, charges, and other amounts owing hereunder have been paid in full.

         In August 2001, the Company issued a $180,000 note, which is due February 2002 and bears interest at 12% per annum. In connection with the note, the Company issued 500,000 warrants to purchase shares of its common stock and pledged third party securities owned by the Company and available for sale as collateral for the note. The warrants vested immediately and are exercisable for three years from issuance. The value of the warrants, $5,000 (valued using the black-scholes valuation model) has been deferred and will be amortized over the term of the loan. In April 2002, the note was amended, pursuant to which the amount on the note was increased to $211,136 and the maturity date was extended so that the note was payable in August 2002. In August 2002, the $211,136 note along with $25,368 in accrued interest and fees (as amended) was cancelled and a $236,504 note was issued that bears interest at 13% per annum, has three payments of $7,500 due on October 1, November 1, and November 15, 2002 and monthly payments of $7,500, beginning on December 1, 2002 and continuing thereafter until all principal and interest then outstanding under the note has been paid. In November and December 2002, the parties subsequently amended the $236,504 note. Pursuant to these amendments, the Company made a $65,000 payment in December 2002 and will make monthly installment payments in the amount of $7,500 each month beginning in March 2003. In March 2003, the parties agreed to amend the terms of the note. Pursuant to the amendment, the Company agreed to pay the interest and expenses of the lender to pay a third party loan secured on the lender's behalf in lieu of receiving outstanding payments from the Company and the Company agreed to begin making monthly installment payments of $7,500, beginning in June 2003.

         In August 2001, the Company entered into an Equity Line of Credit agreement, whereby up to $10,000,000 worth of common stock may be purchased. The shares must be registered before sale and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contained a fee of $392,000 payable in common stock. In September 2001, the Company issued 7,142,857 shares of it's the common stock of the Company or $200,001 (fair market value of shares issued) of the fee. In March 2002, the Company issued 12,500,000 shares of it's the common stock of the Company for the remaining fee in connection with the Equity Line of Credit. The fair market value of these shares at the date of issuance was $200,000. This agreement was cancelled and replaced by a new equity line of credit agreement executed between the parties in April 2003.

         On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock and at least 15,000 shares of preferred stock will be distributed among the employees in EnFacet and another 15,000 shares will be available for future fund raising purposes.), resulting a goodwill in EnFacet totaling $1,069,075. However, as of December 31, 2002 and 2001, these 30,000 shares of Series C preferred stock were issued but not delivered to these people and were held under the name of the Company. Accordingly, the $312,000 value of 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2002 and 2001. In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company may cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 restrictive shares of the Company's common stock to former employees and consultants of EnFacet, Inc. per the above executed stock agreement. Accordingly, the Company cancelled 7,500 shares of Series C preferred stock.

         In September 2001, the Company issued 3-year warrants to purchase 2,500,000 shares of common stock at a strike price of $0.025 to individuals affiliated with EnFacet, Inc. in order to retain their services. The holders of these warrants are Chuck Kensicki, Leroy Molock, Aubrey McAuley, Vasu Vijay, Justin Davis, Jacob Stearns, Annette Keith and Allison Enderle.

         In September and October 2001, the Company issued $125,000 and $140,000 of convertible debentures, respectively. The debt accrues interest at 6% per annum and is due October 2006. The debentures are convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. The Company has recognized $66,250 as interest expense in relation to the beneficial feature conversion of the debentures. In September 2002, a debenture of $10,000 principal and $631 interest was converted into 2,278,153 shares of the Company's common stock. In October and November 2002, $150,000 principal and $1,341 interest of debentures were converted into 35,611,428 shares of the Company's common stock. In January 2003, $105,000 principal of debentures were converted into 26,992,287 shares of the Company's common stock.

         In November 2001, the Company purchased various assets of Adhesive Software, Inc., including the SiteFlash technology, from a third party seller for $100,000, 50,000 shares of Series C 4% Convertible Preferred Stock and a promissory note for $280,000, which was issued in October 2001. All unpaid amounts were due September 2004. The note is secured by certain assets of the Company. In April 2002, the Company entered into an amendment agreement concerning the note, whereby Vertical and the third party agreed to extend the date for which the remaining three (3) $5,000 installment payments would be due to the first day of each month, beginning in May 2002 and the time to pay all remaining $10,000 installments was extended so that each $10,000 installment would be due and payable on the first day of each month beginning on August 1, 2002, and will continue until the principal has been paid in full. In June 2002, this note was further amended, to extend the date for which the remaining three $5,000 installment payments would be due to the first day of each month, beginning in July 2002, and all remaining $10,000 installments were extended so that each $10,000 installment would be due and payable on the first day of each month beginning on October 1, 2002.

         In October 2001, the Company issued a $100,000 note payable to a third party lender. The note required a payment of $46,000 due April 15, 2002 and the remaining outstanding balance and interest due June 10, 2002 bearing interest at 12% per annum and was secured by 400,000 shares of common stock of eResource Capital Group and 5,225,000 shares of the Company's common stock that are owned by Richard Wade. In November 2001, the Company issued another $100,000 note to the same lender. The note requires a monthly payment of $7,500 commencing May 2002 and the remaining outstanding balance and interest due September 30, 2002 bearing interest at 12% per annum and secured by 5,225,000 shares of the Company's common stock that are owned by Richard Wade, the President and CEO of the Company. These two notes were in default at maturity in 2002. Through negotiation with the lender, the Company issued an $181,584 promissory note to the lender to replace the above two old notes. The new note bears interest at 12% per annum and is payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5, 2002 and (iii) monthly payment of $10,000 beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2002, the Company executed an indemnity and reimbursement agreement with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain
Reservoir Corporation. The payments on the new note are in default. In connection with an amendment to the former $100,000 notes, the Company agreed with the third party lender to register the common shares underlying the 50,000 shares of Series C Preferred Stock that were issued to a third party seller in connection with the purchase of the SiteFlash technology. Also in October 2002, in connection with the cancellation of two $100,000 notes issued in October and November 2001, and the issuance of a new note for $181,583 note at 12% interest per annum, the Company agreed to give the third party lender the right to sell and the Company agreed to redeem the underlying common stock represented by 12,500 shares of the 50,000 shares of Class C Preferred Stock of the Company held by the third party seller of the SiteFlash, Inc. at a price of $0.04 per share, which shall be exercisable on 10 days notice in March 2003. In the event the Company did not purchase the stock within 10 days notice of the put, the Company Vertical shall issue an additional 2,500 shares of its Class C Preferred Stock. The Company had the option of redeeming the third party seller's holdings of common stock of the Company represented by the 50,000 Class C Preferred Stock of the Company at a price of $0.06 per share ("Call"). In March 2003, the parties agreed to amend the $280,000 note. Pursuant to this amendment in which the Company and the lender waived any current default, the note will be payable $5,000 monthly payments beginning in June 2003 which will be raised to $10,000 payments beginning in January 2004 until principal and interest have been paid in full in exchange for increasing the interest rate to 12% which will be accrued from the date the note was issued. In connection with this amendment, the parties also agreed to amend the put and call agreement note issued in October 2002, whereby the Company issued 1,000,000 shares of its common stock in lieu of issuing 2500 shares of Vertical's Class C Preferred Stock to the third party seller, when the Company did not purchase the underlying common stock represented by 12,500 shares of the Class C Preferred Stock of the Company in March 2003.

         In November 2001, the Company issued 3-year warrants to purchase 300,000 shares of common stock at a strike price $0.014 to Parker, Mills & Patel, LLP, in consideration for making loans to advance funds to certain vendors on behalf of the Company.

         In December 2001, the Company executed an employment agreement with Richard Wade to become CEO and President of the Company. Pursuant to the terms of the agreement, Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of common stock at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of stock at a strike price of $0.10 per share. No payments of Mr. Wade's salary have been made since January 2002.

         In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrued interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that were owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that were owned by Mr. Valdetaro, the Company's Chief Technology Officer and Chief Accounting Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and the note has been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to related parties. In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements of January 2002. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to related parties to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company. The differential between the value of the stock issued for reimbursement of shares to Mr. Valdetaro and Mr. Wade and the value of the note, plus accrued interest, was accounted for as forgiveness of debt. The Company continues to pursue its rights to obtain a full accounting and intends to take appropriate action to enforce its rights.

         On December 21, 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet under which the Company would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company is required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant 3 year stock options to three iNet executives, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares of the Company's common stock, respectively. These stock options were issued in 2001. At December 31, 2002 the Company has paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets). The Company would need to raise additional capital in order to pay the cash portion of the exercise price, which is $860,000. In addition, in order to exercise the option, the Company must issue 70,000 shares of Series C preferred stock and grant additional three-year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of the Company's common stock each to Nikas and Mattern and 2,000,000 shares of the Company's common stock to Savage, at a strike price of $0.025 per share. Of these warrants and options, the Company issued but did not deliver 1,500,000 warrants each to Mr. Nikas and Mr. Mattern and 500,000 warrants to Mr. Savage in January 2002. The fair market value of these warrants at the date of grant was $35,713. In the event that the Company does not acquire a majority interest in iNet, these options and warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

           In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in consideration for credit on the Company's account with Strategic Marketing whereby Strategic Marketing will continue to provide consulting services through 2002. In addition, Strategic Marketing will receive 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants will be issued in lieu of the warrants specified in the original consulting agreement, dated as of November 2000, with Strategic Marketing Alliance, beginning in February 2002. For the twelve months ended December 31, 2002, the Company issued warrants to purchase 420,455 shares of common stock. The fair market value for these shares, as of the date of issuance, was $1,103 (valued using the Black-Scholes valuation model).

         In January 2002, the Company executed an indemnity and reimbursement agreement with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation with regard to the October and November 2001 notes each for a principal amount of $100,000. These notes were cancelled and replaced with a $181,584 promissory note which the Company issued in October 2002, at 12% interest per annum. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President, CEO, and a Director of the Company.

         In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse
Mountain Reservoir Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President, CEO, and a Director of the Company. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and the note has been cancelled. In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro and 13,976,296 shares of common stock to Mountain Reservoir Corporation. The combined 19,751,000 common shares of the Company Stock had a fair market value of $118,000 on September 23, 2002, the date of issuance. In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer and the Chief Accounting Officer of the Company, and 22,327,630 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir Corporation and Mr. Valdetaro with the respective number of shares of the Company stock equal to any shares sold as collateral to cover the default of any loan. With the issuance of these shares, Mountain Reservoir Corporation and Mr. Valdetaro have received their full reimbursement of shares in the amounts they initially pledged on behalf of the Company, or 36,303,932 and 15,000,000 shares, respectively. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company. The differential between the value of the stock issued for reimbursement of shares to Mr. Valdetaro and Mr. Wade and the value of the note, plus accrued interest, was accounted for as forgiveness of debt. The Company continues to pursue its rights to obtain a full accounting and intends to take appropriate action to enforce its rights.

         In March 2002, the Company issued a $100,000 convertible debenture. The debt accrues interest at 5% per annum and is due April 2004. The debenture is convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture is convertible at the option of the holder, any time after purchase. In April 2003, $40,000 principal of debentures were converted into 10,245,900 shares of the Company's common stock. These conversions were in connection with $100,000 in debentures issued by the Company to third party holders in March 2002. The holders of the debentures are third-party individuals.

         For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance $3,132 (valued using the Black-Scholes valuation model).

         For the three months ended June 30, 2002, the Company issued warrants to two consultants to purchase a total of 1,500,000 shares of common stock at a strike price of $0.005. The fair value of these warrants at the date of issuance of these grants of warrants was $3,565(valued using the Black-Scholes valuation model).

         In June 2002, the Company issued a $50,000 note to a third party lender, which is due January 2003 and bears no interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair value of the warrants was $2,291 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account on behalf of Now Solutions in the event the Company defaults on the loan. In March 2003, the parties entered into an amendment, whereby the parties agreed that to accrue interest beginning in October 2002 at a rate of twelve percent (12%) per annum. The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and an additional principal payment of $5,000 beginning in July 2003.

         In June 2002, the Company issued a $50,000 note to a third party lender, which pears interest of 12%, which is due January 2003. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair market value of the warrants was $3,818 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account on behalf of Now Solutions in the event the Company defaults on the loan. In March 2003, the parties agreed to amend the terms of the notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $4,200 for the $50,000 note and $1170 for a $25,000 note issued in August 2002 and monthly interest payments for all accrued interest for both notes thereafter shall be made. Beginning in July 2003, the above interest payments shall be replaced with a monthly installment payment of $5,000.00, with the initial payments applied first to the $25,000 note and then to the $50,000 note.

         In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant is $3,565 (valued using the Black-Scholes valuation model).

         In July 1, 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc.. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company is required to register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement. As of April 15, 2003, management's opinion is that the shares of 7,500 Series "C" preferred stock have not been earned and accordingly the shares have not been issued.

         In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 5,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $23,500 (valued using the Black-Scholes valuation model).

         In August 2002, the Company issued a $25,000 note to a third party lender, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company Systems, is the trustee of the W5 Family Trust. The Company made a $12,500 payment on the note and the parties had agreed to extend the maturity date for the remaining balance to December 2002. In March 2003, the parties agreed to amend the terms of the notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $4,200 for the $50,000 note and $1170 for the $25,000 note and monthly interest payments for all accrued interest for both Notes thereafter shall be made. Beginning in July 2003, the above interest payments shall be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the $25,000 Note and then to the $50,000 note.

         In August 2002, the Company retained a consultant to provide investment services on behalf of the Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015, which expire in August 2005, and vest immediately. The fair market value of the warrant issued was $5,467 (valued using the Black-Scholes valuation model). The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, the Company will issue warrants to purchase 2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

         In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. The Company had initially intended to issue warrants to purchase 6 million shares of the Company's common stock at a strike price of $0.005 per share in connection with funding the total amount of the loan. The lender has not fully funded the loan and the parties are negotiating the terms of the loan. In April 2003, the Company issued 3,000,000 shares of common stock of the Company to the lender in anticipation of finalizing the terms of the loan made by the lender. In December 2002, the Company issued a third party 3 year warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.005 to a third party contractor in consideration of for consulting services. The warrants were issued at a fair market value of $18,501 (valued using the Black-Scholes valuation model).

         In August 2002, the Company issued an $8,000 note, which is due February 2003 and bears interest at a rate of 10% in exchange for a loan with the same amount from Mr. Luiz Valdetaro, the Chief Technology Officer and the Chief Accounting Officer of the Company. In connection with the note, the Company issued 3 year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and were issued at a fair market value of $9,316 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account in the event the Company defaults on the loan. This note has been paid at December 31, 2002.

         In September 2002, the Company issued 3 year warrants to purchase 1,750,000 shares of common stock of the Company at a strike price of $0.006 per shares to two consultants in connection with accounting services provided to the Company. The fair market value of the warrants issued was $13,845 (valued using the Black-Scholes valuation model).

         In September 2002, the Company issued a promissory note in the amount of $13,000 to a third party lender bearing interest at 8% due in October 2002, and warrants to purchase 250,000 shares of common stock of the Company at a strike price of $0.008 per share in consideration for a loan in the amount of $12,500 with a commitment fee of $500. In connection with the loan, the Company also issued warrants to purchase 250,000 shares of common stock of the Company at a strike price of $0.008 per share to a third party as a finder's fee. The warrants were issued at a fair market value of $7,531 (valued using the Black-Scholes valuation model). This note has been paid in full.

         In September 2002, Equitilink, LLC whom the Company retained to provide its investor relations services, purchased 3,000,000 shares of the Company's common stock for a total of $17,100 at the fair market value price of $0.005 per share. The shares are subject to the Rule 144 Restriction.

         In November 2002, in connection with an agreement between Government Internet Systems, Inc. ("GIS")(formally Emily Solutions, Inc.), a wholly-owned subsidiary of the Company, and Defense Solutions, L.L.C., whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a 15% commission on all contracts and first year maintenance fees (less any third party royalties) from any United State's government, non-government or commercial enterprise or organization resulting from a contact initiated by Defense Solutions, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.0075. The warrants were issued at a fair market value of $14,064 (valued using the Black-Scholes valuation model).

         In December 2002, the Company issued a $65,000 note to Victor Weber, which bears interest at 13% per annum. The note is due in March 2003 and also provides that the minimum accrued interest payments will be no less than $2,500. In December 2002, the Company issued a promissory note in the amount of $45,000 from Victor Weber in consideration of a loan for the same amount. The note bears interest at a rate of 13% per annum and is due in January 2003. In connection with the loans and in consideration of financial consulting services rendered on the Company's behalf, the Company also issued 2,000,000 shares of the Company common stock with the Rule 144 restrictive legend to Weber. The stock was issued in February 2003 with a fair market value of $11,890. In March 2003, the due date for payment of principal and interest for each of the notes was extended to July 1, 2003 in exchange for accrued interest payments. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled two notes, each with a principal amount of $65,000 and $45,000 issued in December 2002 as well as outstanding debt and Vertical issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, Vertical paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. Mr. Weber is President and Director of Government Internet Systems, Inc, a subsidiary of the Company.

         In December 2002, the Company issued 3 year warrants to purchase to 6,600,000 shares of common stock at an exercise price of $0.010 per share to 6 employees. The warrants vest in equal amounts per month over a one-year period. The stock was issued with a fair market value of $25,664 (valued using the Black-Scholes valuation model).

         In December 2002, 3 year stock options to purchase 18,200,000 shares of common stock of the Company to employees and various consultants issued in December 1999 expired and the rights to purchase any shares under those options terminated.

         In December 2002, the Company extended the term for one additional year of stock options to purchase 12,000,000 shares of common stock of the Company to 2 employees and 3 consultants at an average exercise price of $0.021 per share.

         In December 2002, the Company issued a third party 3 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in exchange for guaranteeing the financing for two liability insurance policies issued. The warrants were issued at a fair market value of $1,033 (valued using the Black-Scholes valuation model).

         In December 2002, the Company, acting as the sole shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Victor Weber as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $629.32 (valued using the Black-Scholes valuation model).

         Also in December 2002, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained Victor Weber as the President and Secretary of GIS for 500 shares of the 25,000 shares of outstanding common stock of GIS. The value of these shares is nominal. In connection with retaining Victor Weber's services, the Company also issued 5 year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants were issued at a fair market value of $2,517 (valued using the Black-Scholes valuation model). In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Weber has the option to become a salaried employee for 2 years at an annual salary of $200,000.

         In December 2002, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Stephen Rossetti as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $1,242.25 (valued using the Black-Scholes valuation model).

         Also in December 2002, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained Stephen Rossetti as Chief Executive Officer and Chairman of GIS for 1000 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the executive. The value of these shares is nominal. In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Rossetti has the option to become a salaried employee for 2 years at an annual salary of $250,000.

         In December 2002, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Chuck Kensicki as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $1,672 (valued using the Black-Scholes valuation model).

         In December 2002, the Company issued a third party 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 to order to retain the party as a director of Government Internet Systems, Inc., a subsidiary of the Company. Since the parties have not fully executed the agreements to retain the director, Vertical has not delivered the warrants and is awaiting execution of the agreements. In the event the parties do not execute the agreements, Vertical intends to cancel the warrants. The warrants, at the time of issuance, had a fair market value of $1,672 (valued using the Black-Scholes valuation model).

         In January 2003, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained David Kinney to serve CTO. The Company issued 5 year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive. The warrants, at the time of issuance, had a fair market value of $2,441 (valued using the Black-Scholes valuation model). In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Kinney has the option to become a salaried employee for 2 years at an annual salary of $125,000.

         In February 2003, the Company and its wholly owned subsidiary, Enfacet, Inc., agreed to amend the stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of VCSY Preferred "C" Stock (up to 12,000,000 shares of Vertical common stock) in connection with purchase of Enfacet, Inc. Vertical may cancel any VCSY Preferred "C" Stock for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 shares of common stock of the Company with the Rule 144 restrictive legend to former employees and consultants of Enfacet, Inc. for services. These 3,000,000 shares were issued in connection with this agreement and the Company cancelled 7500 shares of Preferred "C" Stock.

         In March 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Thomas Beeson as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $645 (valued using the Black-Scholes valuation model).

         In April 2003, the Company issued 5 year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.010 per share to Wolman, Babbitt, & King for legal services rendered to Vertical. The warrants, at the time of issuance, had a fair market value of $15,009 (valued using the Black-Scholes valuation model).

         In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. In October 2000, the Company had agreed to provide $250,000 in funding to TranStar in exchange for a 30% equity interest. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock. Radlovic is the President and CEO of TranStar.

         In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

         In April 2003, the Company issued 1,100,000 shares of common stock to a third party consultant and extended 750,000 options and 750,000 warrants issued in November 2001 at an exercise price of $0.025 per share for an additional 1 year in connection with consulting services.

         In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to
$10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in cash or a convertible debenture to be issued to Cornell and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 5 days prior to conversion.

         In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2008. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. As of August 1, 2003 no conversions have taken place.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes are due in June 2003. Vertical has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at a fair market value of $2,440 (valued using the Black-Scholes valuation model). In connection with these loans, Vertical also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at a fair market value of $1,220 (valued using the Black-Scholes valuation model).

         In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 15,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $60,000.

         In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interests at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of a $650,000 note issued by Now Solutions to the Company to secure the loan. In addition, if the lender loans the Company an additional $260,000 by August 8 2003, then the parties agreed that the lender shall receive from the Company a $50,000 commitment fee, which will be incorporated into a promissory note with a principal of $310,000, due March 31, 2004, and bearing interest at a rate of 10% per annum, 5 year warrants to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, and 15,000 shares of Series "C" preferred convertible stock of the Company. If the lender loans the Company $260,000, then the pledge agreement shall be cancelled and the Company will assign all of its rights in the $650,000 note issued by Now to the Company. In connection with the $90,000 loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In exchange the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003.

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


ITEM 6.  CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Management's Discussion And Analysis Or Plan Of Operation

         The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."

         Overview

         The Company is a multinational provider of administrative software, internet core technologies, and derivative software application products through its distribution network. The Company's main administrative software product is emPath 6.2, which is developed and distributed by Now Solutions, LLC, the Company's subsidiary. The Company's primary internet core technologies include SiteFlash and the Emily XML Scripting Language, which can be used to build web services. The Company attempts to acquire and operate companies whose products, in the Company's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

         The Company's current products address the following market segments:

MARKET                                        PRODUCT             OWNERSHIP            VERTICAL COMPUTER %
------                                        -------             ---------            -------------------
Human Resources and Payroll                   emPath 6.2          Now Solutions                60.00%
Government Sector- Emergency Response         ResponseFlash       Vertical Computer            89.00%
Publishing Content                            NewsFlash           Vertical Computer           100.00%
Higher Education                              UniversityFlash     Vertical Computer           100.00%
Franchises/Independent Agent                  AffiliateFlash      Vertical Computer           100.00%
Database connect XML                          Emily Agent         Vertical Computer           100.00%
Emily XML Scripting Language                  Emily               Vertical Computer           100.00%
Travel                                        Globalfare          Vertical Computer           100.00%  *
Public Sector e-Procurement Service           PublicBuy.net       InetPurchasing                 2.5%  *
Smart Cards                                   TranStar Smartcard  TranStar                       0.0%

* Vertical Computer is also entitled to receive royalties on sales of certain iNet Purchasing products and smart cards by TranStar.


         Administrative Software

         The Company's primary administrative software technology is emPath 6.2, a human resources/payroll software, which is developed, marketed and maintained by its subsidiary, Now Solutions, LLC. The Company's administrative software programs are web-enabled, meaning that they can be accessed on the Internet, and exploratory analysis is being done to develop an application service provider application for emPath 6.2. The Company believes that its administrative software services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times. In most cases, the administrative software will retain their historic client-server based customers even though an internet-based product has been developed for those customers and new customers.

         Other administrative services the Company either owns, has an ownership interest, or derives royalties from include e-procurement (iNet Purchasing), scheduling, travel management (Globalfare.com, Inc.), and other common functions.


         Internet Core Technologies

         Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product and rapid deployment of all software products throughout the Company's distribution system. The Company acquired its internet core technologies and continues to develop specialized software applications that the Company can utilize in new products.

         The Company's primary core internet technology is SiteFlash. The SiteFlash technology utilizes XML and publishes on the web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content on the Web. SiteFlash uses this advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, which permits these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of the web page are converted into "objects," they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the website. In this way, each element of a web site created using SiteFlash is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create customized web pages and web sites. This unique ability is patent-pending and has many applications in the web arena.

         The Company offers SiteFlash as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash technology focuses on content management, e-commerce, and workflow and has led to the development of four additional software application products:
ResponseFlash, NewsFlash, UniversityFlash, and AffiliateFlash. ResponseFlash is currently being implemented with the Metropolitan Emergency Communications Agency in Indianapolis and Marion County, Indiana. NewsFlash is used by newspapers (e.g., La Opinion), UniversityFlash is being used in higher education (e.g., California State Fullerton University), and SiteFlash is used by
consulting   organizations  for
resale (e.g., Infotec in Japan). SiteFlash architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc) framework. Initially, Government Internet Systems, a majority owned subsidiary of the Company, will focus in marketing ResponseFlash(TM), a web based emergency communication system, in the homeland security area to all government sectors excluding the public education (i.e., schools, colleges, and universities).

         The second core Internet technology the Company's has developed is the patent-pending Emily XML scripting language. XML (Extensible Markup Language) is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere. For example, computer makers might agree on a standard or common way to describe the information about a computer product (processor speed, memory size, and so forth) and then describe the product information format with XML. Such a standard way of describing data would enable a user to send an intelligent agent (a program) to each computer maker's Web site, gather data, and then make a valid comparison. XML can be used by any individual or group of individuals or companies that want to share information in a consistent way. Emily Scripting Language has recently been upgraded to be Java compatible. Java is a programming language expressly designed for use in the distributed environment of the Internet. Java can be used to create complete applications that may run on a single computer or be distributed among servers and clients in a network. The Emily XML Automation Toolkit for Java is currently undergoing it's a final beta-testing phase, in preparation for release in the second quarter of 2003. Utilizing Emily, the Company developed two products, the Emily Agent and Broker, which are now jointly marketed with iNetPurchasing, Inc. as part of the State of Texas' new e-procurement system. Dr. Charles Goldfarb, recognized as the inventor of Markup Languages, has included a chapter on Emily and its application, relative to the State of Texas procurement system, in the 4th Edition of the XML Handbook, of his authorship.


Results of Operations


Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

         Total Revenues. The Company had total revenues of approximately $8,058,000 and $4,156,000 in the years ended December 31, 2002 and 2001, respectively. The increase in total revenue was approximately $3.9 million representing 94% increase compared to the total revenue in 2001. Of the $8,058,000 in 2002 and $4,156,000 in 2001, $7.9 million and $4.0 million, respectively, related to the business operations of Now Solutions, a subsidiary in which the Company owns a 60% interest. The Company acquired the 60% interest in Now Solutions in February 2001.

         The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in 2002 increased by approximately $4 million compared to the same type of revenue generated in 2001, representing approximately 180% increase, due to a full 12 months of operation and maintenance revenues for 2002 as compared to 2001, and sales of its new product, Empath 6.2. Software development revenue in 2002 decreased by approximately $477,000 compared the same type of revenue in 2001, representing approximately 90% decrease, due to the fact that Now Solution received less orders for software development. Consulting revenue in 2002 increased by approximately $160,000 compared to the same type of revenue in 2001, representing approximately 12% increase, due to the regular increase in client base. Other revenue in 2002 increased by approximately $181,000 compared to the same type revenue in 2001, representing approximately 184% increase, due to the new business obtained by Now Solutions and the Company's California operation.

         Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of approximately $10,387,000 and approximately $13,297,000 in the years ended December 31, 2002 and 2001, respectively. The total operating expenses in 2002 decreased by approximately $3 million compared to the operating expenses in 2001, representing approximately 23% decrease. Of the $10,387,000 in 2002 and $13,297,000 in 2001, Now Solutions
accounted for $6.5 million and $5.4 million, respectively.

The $3 million of decrease was primarily attributable to decreases in the following expenses: a decrease in goodwill amortization of approximately $575,000 (the Company stopped goodwill amortization since January 1, 2002) which incurred in 2001; a decrease in the provision of $1.1 million against certain investments in the Company's books incurred in 2001, decrease in attorney fees of approximately $790,000 primarily related to less activities regarding fund raising, patents and trademarks and settlements of lawsuits in 2002, a decrease of $200,000 financing costs which were incurred in 2001, and a decrease of approximately $1.29 million in consulting and investor relationship expenses in 2002. In the meantime, the

Company incurred a goodwill impairment loss of approximately $638,000, a loss of approximately $42,000 on disposal of fixed assets, and other expense categories of approximately 275,000, all of which offset the total decrease by approximately $955,000 in 2002.

         Operating Loss. The Company had an operating loss of approximately $2,229,000 and $9,140,000 in the years ended December 31, 2002 and 2001, respectively. The operating loss decreased by approximately $6.9 million compared to the operating loss in 2001, representing a decrease of approximately 76%. The decrease was primarily attributable to the combination of an increase in revenue of $3.9 million and a decrease in the operating expenses by $3 million. The major factor in the decrease in operating loss in 2002 was attributed to the operating profit position in Now Solutions. Now Solutions generated total revenue of approximately $7.9 million and total operating expenses of approximately $6.5 million, resulting in an operating profit of approximately $1.4 million compared to the operating loss of $1.36 million in 2001 with ten months of operation, representing a turn around of approximately 203%. However, the operating profit was offset by the operating loss of approximately $3.63 million in the Company's California operation.

         Interest Expense. The Company had an interest expense of approximately $626,000 and $724,000 for the years ended December 31, 2002 and 2001, respectively. Interest expense decreased in 2002 by $73,000, representing a decrease of approximately 10%, compared to the same type of expense in 2001. The decrease was primarily related to the reduction in long and short term of debts due mainly to the reduction of a $425,000 note in 2002 by issuing 51,303,932 shares of common stock and conversion of convertible debt by $160,000. Of the total interest expense of $626,000 in 2002 and $724,000 in 2001, Now Solutions accounted for approximately $431,000 for the both years. As of December 31, 2002, the total outstanding notes payable at Now Solutions were reduced by approximately $1.2 million compared to the outstanding notes payable balance as of December 31, 2001.

         Minority Interest. The minority interest as of December 31, 2002 was approximately $299,000 compared to $0 of minority interest as of December 31, 2001. The change was due to a 40% shared loss of approximately $667,000 incurred for the year December 31, 2001 (which offset the initial minority interest of approximately $667,000 when the acquisition transaction took place in February 2001.) whereas a 40% shared net income of approximately $299,000 (after making up the loss presumed by the Company in 2001) incurred attributable to the net income position of Now Solutions in 2002.

         Net Loss. The Company had a net loss of $3.23 million and $9.03 million for the years ended December 31, 2002 and 2001, respectively. Net loss in 2002 decreased by approximately $5.8 million, representing a decrease of approximately 64%.. The decrease of $5.8 million was primarily attributable to the combination of an increase in revenue by approximately $3.9 million, a decrease in $3.0 million in operating expenses, an increase in other expenses by approximately $92,000, an increase in minority interest by approximately $966,000, and an increase in income tax expense of $44,000.

         Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The dividends applicable to Series A were approximately $400,000 and $489,000 for the years ended December 31, 2002 and 2001, respectively. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The dividends applicable to Series C were approximately $200,000 and $25,000 for the years ended December 31, 2002 and 2001, respectively.

         Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $3.8 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively. Net loss attributed to common stockholders decreased by approximately $5.7 million, representing a decrease of approximately 61%, compared to the net loss attributed to common stockholders in 2001.

         Net Loss Per Share. The Company had a net loss per share of $0.01 and $0.02 for the years ended December 31, 2002 and 2001, respectively. The net loss for 2002 decreased by $0.01, representing a 50% decrease, compared to the net loss per share for 2001. The decrease was due to the net loss attributed to common stockholders which decreased and the weighted average shares outstanding which increased compared to the net loss attributed to common stockholders and weighted average shares outstanding in 2001

Financial Condition, Liquidity, Capital Resources And Recent Developments

         Net cash generated from operating activities for the year ended December 31, 2002 was approximately $459,000. This positive cash flow was primarily related to a net loss of $3.324 million adjusted by total non-cash items of approximately $2.319 million (including depreciation and amortization of approximately $1.3 million, the largest item), an increase in accounts receivable of approximately $1.108 million and an increase in related party receivable of approximately

$113,000, offset by increases in all liabilities items of approximately $2.364 million and a decrease in other receivable of approximately 321,000.

         Net cash used in investing activities for the year ended December 31, 2001 was approximately $6,000, which consisted of the purchase of equipment and software of approximately $87,000 and proceeds from selling marketable security of approximately $81,000, resulting net cash outflow of approximately $6,000.

         Net cash used in financing activities for the year ended December 31, 2002 was approximately $352,000, consisting primarily of proceeds from issuing notes payable of approximately $805,000, issuing common stock of $15,000, issuing convertible debentures of $100,000, and the release of restricted cash of approximately $1.216 million and offset by an increase in restricted cash of $650,000 and repayments of note payable of approximately $1.838 million.

         The total change in cash and cash equivalents for the year ended December 31, 2002 was approximately $100,600, representing an increase of approximately 102% compared to the negative cash change of approximately $4.753 million for the year ended December 31, 2001.

         Since 1999, the Company has been entirely dependent on external cash to support its operations. In the past three years, the Company has financed its operations through the sale of securities, including common and preferred stock, convertible debts, and notes payable.

         At December 31, 2002,  the Company had  cash-on-hand  of  approximately
$946,000,  which  incorporates  Now  Solutions'  cash-on-hand  of  approximately
$945,000. As of June 30, 2003, the Company had cash-on-hand of approximately $1,878,265, which incorporates Now Solutions' cash-on-hand of approximately $1,859,971. This cash-on-hand is not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company.

         Since December 31, 2002, the Company has received gross proceeds of $200,000 from the sale of convertible debentures. As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations for one month. Thereafter, the Company will need to raise additional funds through selling securities or obtaining loans. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. The Company's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. The Company's monthly cost of operations is approximately $135,000 (excluding the operations of Now Solutions, LLC) consisting of salaries, rent, and professional fees (legal, accounting, and investor relations). In addition to the monthly operating cost, the Company has principal and interest payments due on notes payable. Below are the minimum principal payments on notes payable of the Company, including the year of payment:

                                      Amount (including      Amount (excluding
      Year ending December 31,            Now Solutions          Now Solutions)
      ------------------------      --------------------- ---------------------
      2003                                   $ 2,801,882             $ 965,174
      2004                                     2,625,648               145,110
      2005                                       123,875               123,875
      Total                                  $ 5,551,405           $ 1,234,159

The Company does not have sufficient funds available to meet these obligations. The Company will need to raise significant funds to meet these obligations or secure the release of funds that is entitled to receive from Now Solutions pursuant to the operating agreement and pending approval of the court in connection with its arbitration with Arglen Acquisitions (minority partner of Now Solutions). Other than the Equity Line of Credit discussed below and a potential loan from a third party whereby the lender might loan the Company $260,000, the Company does not have any commitments for funding. The Company's independent accountants have issued a going concern opinion in its financial statements that raise substantial doubt about the Company's ability to continue as a going concern. This going concern opinion was issued due to the Company's significant recurring operating losses, the substantial funds used in its operations and the need to raise additional funds to meet its obligations. The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations.

         In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock may be purchased. Prior to the execution of the Equity Line of Credit Agreement, the Company terminated the previous Equity Line of Credit Agreement. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in cash or a convertible debenture to be issued to Cornell and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that had not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days, the holder may convert any portion of the principal at 100% of the lowest closing bid price 5 days prior to conversion.

         In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2008. As of August 1, 2003 no conversions have taken place.

         In  connection  with the  purchase  of the Human  Resource  Information
Application Software assets of Ross Systems, Inc., Now Solutions ("Now Solutions") issued a promissory note to Ross Systems for $1 million and obtained $5.5 million of notes payable. The $1 million note is due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 is due in February 2003. In February 2002, Now Solutions is withholding its payments on the remaining $750,000 note due February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross Systems, Inc. (Ross) of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note. In March 2003, Ross filed a motion for summary judgment in lieu of a complaint against the Company's subsidiary, Now Solutions to collect the note payable in the amount of $750,000 issued by Now Solutions in connection with the asset purchase agreement between Now Solutions and Ross, plus 10% interest.

         The $5.5 million note is due on the earlier of February 2006 or if terminated by either party, in accordance with the terms of these obligations. The lender has the option to demand full payment by February 2004.

         The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Now Solutions and its lender, Coast Business Credit ("Coast") agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the
Company and the Lender agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, the lender agreed to waive certain defaults by Now Solutions under the Loan
Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to the lender as collateral. Under the amended terms of the Pledge Agreement, the company was entitled to withdraw $383,333 from the deposit account, plus $91,667 per month commencing in October 2002, provided that: (a) Now Solutions has made the preceding monthly payment on the principal and (b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. The remaining $650,000 will be in the form of a note issued by Now Solutions to the Company at interest paid monthly at a rate equal to the Coast loan interest rate and principal due on December 31, 2004, or earlier if practicable under the terms of the loan from Coast and approved by the executive committee.

         The Company is currently involved in a dispute with Arglen Acquisitions LLC (Arglen), a member of Now Solutions, LLC, concerning the Company's subsidiary Now Solutions. In April 2002 the Company appointed the fifth representative of Now Solutions' Executive committee giving Vertical computer three representatives. Also in April 2002, the Company received a letter from Arglen accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Now Solutions' lender, Coast. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorized Arglen Acquisitions to acquire the Company's ownership interest in

Now Solutions at a discounted price. In May 2002, the Company demanded arbitration from Arglen Acquisitions seeking to enforce its rights under the Operating Agreement. Also in May 2002, Arglen Acquisitions filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen Acquisitions alleged that the Company was in default of its obligations under the Operating Agreement. Arglen also sought to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes that Arglen's allegations are without merit. In August 2002, the Company prevailed on four of the five motions and remains in control of the executive committee with three of the five representatives on the committee. The only restriction until the outcome of arbitration is the Company is not allowed to increase its management fees or any other monies other than for reimbursement for insurance incurred by the Company on behalf of Now Solutions unless the court approves the Company's request to have additional monies released that the Company is entitled pursuant to the operating agreement. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley, and Garry Gyselen ("Gyselen"). Vertical filed a derivative action on behalf of its subsidiary, Now Solutions, when Arglen, a member of Now Solutions, refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. The Company seeks damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen, Arglen and Now Solutions, Gyselen and Now Solutions, and VCSY and Arglen. The action concerns offsets Now Solutions was entitled to per the asset purchase agreement from Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast Business Credit to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured).


Critical Accounting Policies

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Capitalized Software Costs

         Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2002 and 2001 no software development costs were capitalized.

Impairment of Long-Lived Assets

         Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that there was approximately $638,000 of impairment in goodwill, which was located in Enfacet, Inc.

Revenue Recognition

         Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve moths. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and with Emerging Issues Task Force Issued No 00-21, "Revenue Arrangement with Multiple Deliverables." Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable from system and service consulting sales, which is recognized over the life of the contact.

         In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company recognizes revenue from license of computer software "up-front" provide that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.

Stock-Based Compensation

         The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

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

New Accounting Pronouncements

Goodwill and Other Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No.
142). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that there was no impairment on goodwill during the year ended December 31, 2002.

         In accordance with SFAS No. 142, prior period amortization was not restated. A reconciliation of reported net income to net income adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

                                                                                         December 31,
                                                                              -----------------------------------
                                                                                   2002                2001
                                                                              ----------------     --------------
Reported net loss, applicable to common stockholders                          $   (3,924,210)      $ (9,546,607)
Add back: Goodwill amortization                                                             -           574,798,
                                                                              ----------------     --------------
Adjusted net loss                                                                 (3,924,210)        (8,971,809)

Basic and diluted weighted average number of common shares outstanding            625,499,641        585,745,815

Basic and diluted loss per share                                              $        (0.01)      $      (0.02)

Adjusted basic and diluted loss earnings per share                            $        (0.01)      $      (0.02)
                                                                              ----------------     --------------

Adoption of SFAS No. 145

         In  April  2002,  FASB  issued   Statement  No.  145  (SFAS  No.  145),
"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No.
64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

Adoption of SFAS No. 148

         In  December  2002,  FASB  issued  Statement  No.  148 (SFAS No.  148),
"Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No 148 is effective for the Company's financial statements for the year ending after December 15, 2002. As permitted by SFAS No. 148, the Company has elected to retain the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, the adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

         New Accounting Announcements Not Adopted Yet

         In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

         In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

         In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of SFAS No. 150 to have a material effect on its financial statements.

         In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company believes that there will be no impact on our financial position and results of operations due to the application of FIN No. 45.

         In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and result of operations.


Factors Affecting the Company's Business, Operating Results And Financial Condition

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


         We Have Historically Lost Money And Losses May Continue In The Future

         We have historically lost money. In the year ended December 31, 2002 and 2001, we had net losses applicable to common shareholders of $(3,924,210) and $(9,546,607), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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

         We May Not Collect the $650,000 Pledged Cash That Was Converted to a Note Receivable in 2003 from Now Solutions, Our 60% Owned Subsidiary, Now Solutions, Nor Receive Distributions We Are Entitled To Receive Pursuant To The Operating Agreement of Now Solutions. Vertical May Not Recover These Monies From Now Solutions. The Failure To Receive The Monies From Our Subsidiary May Jeopardize Our Ability To Continue Operations And Result In A Decline In Our Stock Price.

         In connection with the purchase of the Human Resource Information Application Software assets of Ross Systems, Inc., Now Solutions issued a promissory note to Ross Systems for $1 million and assumed $5.5 million of notes payable. The $5.5 million note is due on the earlier of February 2006 or if terminated, by either party, in accordance with the terms of these obligations. The lender has the option to demand full payment by February 2004. The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. The remaining $650,000 will be in the form of a note issued by Now Solutions to the Company at interest paid monthly at a rate equal to the Coast loan interest rate and principal due on December 31, 2004, or earlier if practicable under the terms of the loan from Coast and approved by the executive committee.

         Pursuant to the operating agreement, the Company is entitled to receive certain distributions and reimbursements from Now Solutions. However, pursuant to a preliminary injunction in connection with Vertical's arbitration with Arglen Acquisitions, LLC (the minority owner of Now Solutions), Vertical is not allowed to increase its management fees or any other monies other than for reimbursement for insurance incurred by the Company on behalf of Now Solutions until the outcome of arbitration is the Company unless the court approves the Company's request to have additional monies released that the Company is entitled pursuant to the operating agreement. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company. Vertical may not recover these monies.


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


         Our Success Depends On Our Ability To Obtain Additional Capital

         The Company has funding that is expected to be sufficient to fund its present operations for one month. After one month, the Company's operations may need to be curtailed or suspended if additional funding is not received. The Company, however, will need significant additional funding in order to complete its business plan objectives. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, our business plan will have to be substantially modified and our operations curtailed or suspended.


         We Have A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2002 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

         We had a working capital deficit of approximately $6,000,000 at December 31, 2002, which means that our current liabilities exceeded our current assets by approximately $6,000,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date.


         We Have Been Subject To A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

         The report of our independent certified public accountants included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2002. This paragraph states that our recurring operating losses, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         Our Operating Results May Fluctuate Because Of A Number Of Factors, Many Of Which Are Outside Of Our Control

         Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others:

         o        the demand for our Emily and SiteFlash technology;

         o        the demands for Now Solutions' emPath product;

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


         The Company's Operating Expenses May Increase And The Company May Experience Losses

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

         The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations.

         The accompanying consolidated financial statements for the years ended December 31, 2002 and 2001, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at December 31, 2002, the Company had stockholders' deficit of $2.9 million and negative working capital of approximately $6 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. In April 2003, the Equity Line of Credit Agreement executed in August 2001 was cancelled and the Company entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this new agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. In accordance with the new agreement, the Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the shares to be issued under this new agreement. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional fund and that if such fund is available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

         Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The exact results of these opportunities are unknown at this time.

Item 8. Consolidated Financial Statements

                Vertical Computer Systems, Inc. and Subsidiaries


                                    Contents


Report of Independent Certified Public Accountants.........................F-2

Consolidated Financial Statements:
Consolidated Balance Sheets................................................F-3
Consolidated Statements of Operations and Other Comprehensive Loss.........F-5
Consolidated Statements of Stockholders' Equity............................F-6
Consolidated Statements of Cash Flows......................................F-10

Notes to Consolidated Financial Statements.................................F-12

Report of Independent Certified Public Accountants


Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and used substantial funds in its operation. Additionally, at December 31, 2002, the Company had negative working capital of approximately $6 million, a stockholders' deficit of $2.9 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/ BDO Seidman, LLP

Los Angeles, California
May 27, 2003

Item 8. Consolidated Financial Statements

                Vertical Computer Systems, Inc. and Subsidiaries
          Consolidated Balance Sheets as of December 31, 2002 and 2001

                                                                                  December 31,    December 31,
Assets                                                                               2002             2001
                                                                                  -----------      -----------
Current Assets
              Cash                                                                $   946,035      $   845,459
              Pledged Cash  (note 3)                                                  650,000
                                                                                  -----------      -----------
              Restricted cash  (note 3)                                               284,357        1,500,000
              Securities available for sale                                             2,812          176,000
              Accounts receivable, net of allowance for bad debts of
              $129,252 and $73,650                                                  2,058,306        1,041,601
              Other receivable (note 9)                                                98,505          419,489
              Employee receivables                                                    158,264           44,887
              Deferred tax asset - current portion (note 11)                           70,000               --
              Prepaid expenses and other assets                                        76,855           77,884
                                                                                  -----------      -----------

Total Current Assets                                                              $ 4,345,134      $ 4,105,320

Property and equipment, net of accumulated depreciation  (note 7)                     367,858          514,143
Goodwill and other intangibles, net  (note 6)                                       6,002,683        7,724,618
Deferred tax asset - long-term  (note 11)                                             366,000               --
Deposits and other                                                                      4,000           20,506
                                                                                  -----------      -----------
Total Assets                                                                      $11,085,675      $12,364,587
                                                                                  ===========      ===========

Liabilities, Convertible Preferred Stock and Stockholder's Equity/ (Deficit)

Current liabilities
              Accounts payable and accrued liabilities (note 8)                   $ 3,416,026      $ 1,925,893
              Deferred revenue                                                      2,568,840        2,243,375
              Payables to officers
                                                                                       50,464
              Accrued income taxes (note 11)                                          480,000
              Accrued dividends                                                     1,113,712          513,712
              Current portion-notes payable (note 10)                               2,650,971        5,908,662
                                                                                  -----------      -----------

Total current liabilities                                                         $10,280,013      $10,591,642

              Convertible debt (note 10)                                              205,000          265,000
              Note payable, net of discount and current portion (note 10)           3,001,712        1,305,000
                                                                                  -----------      -----------
Total liabilities                                                                 $13,486,725      $12,161,642



See accompanying notes to the consolidated financial statements.

                Vertical Computer Systems, Inc. and Subsidiaries
           Consolidated Balance Sheet as of December 31, 2002 and 2001

                                                                                             December 31,       December 31,
                                                                                                 2002               2001
                                                                                             ------------       ------------
Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
              Shares authorized; 7,200 shares issued and outstanding                               45,000             45,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
              Shares authorized; 25,000 shares issued and outstanding                             156,250            156,250

Minority interest                                                                                 299,283                 --

Stockholders' Equity/(Deficit)

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
              726,884,934 issued and outstanding                                                    7,270              6,153

              Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
              250,000 shares authorized;
              50,000 shares issued and outstanding (note 13)                                           50                 50

              Series A Preferred Stock; par value $0.001; 750,000 shares authorized; no
              shares issued and outstanding                                                            --                 --

Series C 4%  Convertible  Preferred  stock; $100.00 par value; 200,000 shares authorized; 80,000 shares issued
              50,000 shares outstanding                                                           350,000            350,000

              Series C Preferred stock; par value $0.001; 175,000 shares authorized; no
              shares issued and outstanding                                                            --                 --

              Subscription Receivable                                                                  --             (2,000)

              Additional paid-in-capital                                                       25,687,963         24,670,149

              Accumulated deficit                                                             (28,946,867)       (25,022,657)
                                                                                             ------------       ------------

Total Stockholders' equity/(deficit)                                                           (2,901,583)             1,695

Total liabilities and stockholders' equity/(deficit)                                         $ 11,085,675       $ 12,364,587
                                                                                             ============       ============



See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
       Consolidated Statements of Operations and Other Comprehensive Loss
                 For the Years Ended December 31, 2002 and 2001


                                                                     For the Years ended December 31,
                                                                         2002                2001
                                                                     -------------       -------------
Revenues
           Licensing and maintenance (note 2)                        $   6,277,364       $   2,239,736
           Software Development                                             50,200             527,034
           Consulting Services                                           1,450,690           1,290,719
           Other                                                           280,058              98,599
                                                                     -------------       -------------

Total Revenues                                                           8,058,312           4,156,088

Selling, general and administrative expenses                            10,386,788          13,296,508
                                                                     -------------       -------------

Operating loss                                                          (2,328,476)         (9,140,420)
                                                                     -------------       -------------

Interest income                                                             36,543             164,347
Interest expense                                                          (650,507)           (724,489)
Other expenses                                                             (38,487)                 --

Net loss before minority interest and income taxes                      (2,980,927)         (9,700,562)
                                                                     -------------       -------------

Provision for income taxes (note 11)                                        44,000                  --

Net loss before minority interest                                       (3,024,927)         (9,700,562)
                                                                     -------------       -------------

Minority Interest in (income) loss of subsidiary                          (299,283)            667,667

Net loss                                                                (3,324,210)         (9,032,895)
                                                                     -------------       -------------

Dividend applicable to preferred stock                                    (600,000)           (513,712)

Net loss applicable to common stockholders'                          $  (3,924,210)      $  (9,546,607)
                                                                     =============       =============

Basic and diluted loss per share  (note 2)                           $       (0.01)      $       (0.02)
                                                                     =============       =============

Basic and diluted weighted average of common shares outstanding        625,499,641         585,745,315
                                                                     =============       =============

Comprehensive loss and its components consist of the following:
           Net loss                                                  $  (3,324,210)      $  (9,032,895)
           Unrealized loss on securities available for sale                     --            (420,000)
           Comprehensive loss                                        $  (3,324,210)      $  (9,452,895)
                                                                     =============       =============


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                                                                           Note
                                               Common Stock       Series A Preferred Stock   Series C Preferred Stock   Receivable
                                        ------------------------  ------------------------  --------------------------   Due From
                                          Shares        Amount       Shares      Amount        Shares        Amount     Shareholder
                                        -----------  -----------  -----------  -----------  -----------     ----------  -----------
Balance, December 31, 2000              572,707,507  $     5,727       50,000  $        50           --     $       --   $    --

Issuance of warrants for the
  acquisition of Now Solutions
  (note 13)                                      --           --           --           --           --             --        --
Issuance of shares for the equity line
 with Cornell Capital, L.P. (note 12)     7,142,857           72           --           --           --             --        --
Issuance of common stock shares
  For professional services (note 12)    35,341,058          354           --           --           --             --        --
Preferred stock dividends (note 12)              --           --           --           --           --             --        --
Issuance of series C preferred 4%
     Cumulative convertible stock,
   Par value $100 for the acquisition
  of intellectual property (note 12)             --                                              50,000        350,000
Non-employee compensation expense
  for stock options issued (note 13)             --           --           --           --           --             --        --
Beneficial conversion feature on 6%
  Convertible debentures issued
  (note12)                                       --           --           --           --           --             --        --
Comprehensive Loss:
  Net loss                                       --           --           --           --           --             --        --
  Unrealized loss on securities
  available for sale                             --           --           --           --           --             --        --
                                        -----------  -----------  -----------  -----------  -----------     ----------  -----------
Balance, December 31, 2001              615,191,422  $     6,153       50,000  $        50       50,000     $  350,000  $     --
                                        ===========  ===========  ===========  ===========  ===========     ==========  ===========


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                             Accumulated Other
                                              Subscription       Paid-in       Comprehensive    Accumulated
                                               Receivable        Capital           Loss           Deficit           Total
                                              ------------     ------------    ------------     ------------     ------------
Balance, December 31, 2000                    $     (2,000)    $ 22,824,968    $    420,000     $(15,476,050)    $  7,772,695
Issuance of warrants for the
   acquisition of Now Solutions (note 13)               --          798,500              --               --          798,500
Issuance of shares for the equity line
with Cornell Capital, L.P. (note 12)                                199,928                                           200,000
Issuance of shares of common stock
   for professional services (note 12)                  --          572,596              --               --          572,950
Preferred stock dividends                               --               --              --         (513,712)        (513,712)
Issuance of series C preferred 4%
 cumulative convertible stock,
   par value $100 for the acquisition
   of intellectual property (note12)                    --               --              --               --          350,000
Non-employee compensation expense
    for stock options issued (note 13)                  --          207,907              --               --          207,907
Beneficial conversion feature on 6%
   Convertible debentures issued (note 12)              --           66,250              --               --           66,250
Comprehensive Loss:
   Net loss                                             --               --              --       (9,032,895)      (9,032,895)
   Unrealized loss on securities
   available for sale                                   --               --        (420,000)              --         (420,000)
                                              ------------     ------------    ------------     ------------     ------------
Balance, December 31, 2001                    $     (2,000)    $ 24,670,149    $         --     $(25,022,657)    $      1,695
                                              ============     ============    ============     ============     ============


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                                                                            Note
                                                                                                                           Payable
                                               Common Stock               Series A                Series C                   To
                                          Shares          Amount           Shares     Amount       Shares      Amount     Officers
                                        -----------    -----------         ------     ------       ------    -----------    -----
Balance, December 31, 2001              615,191,422    $     6,153         50,000     $   50       50,000    $   350,000    $   0
                                        ===========    ===========         ======     ======       ======    ===========    =====

Shares issued for financing fee
     to Cornell Capital (note 12)        12,500,000            125

Proceeds from sales of Officers
     common stock  collateralizing a
     note payable, to be repaid by
     issuing replacement shares
     (notes 5 and 12)                                                                                                      450,000

Issuance of replacement shares of
     common stock to Officers to
     reimburse for note
     payable (notes 5 and 12)            51,303,932            513                                                        (450,000)

Proceeds from sales of common
     stock to Equitilink (Note 12)        3,000,000             30


Conversion of debentures
(notes 10 and 12)                        37,889,580            379

Issuance of common stock for
     for investor relations
     (notes 10 and 12)                    5,000,000             50

Shares issued for financing fee
     on Weber note payable
     (notes 5, 10 and 12)                 2,000,000             20

Preferred stock dividends (note 12)

Issuance of warrants for
     Consultants, officers
     and directors of GIS
     (Notes 13 and 16)

Issuance of warrants for
     consulting services (note 13)

Issuance of warrants for
     iNet option agreement (notes 3
     and 13)

Issuance of warrants for
     with notes payable
     (notes 5, 10, and 13)

Issuance of warrants for
     employee retention (note 13)

Write-off Subscriptions Receivable
     (note 13)

Beneficial conversion feature
     from convertible
     debentures

Comprehensive Loss:
     Net loss

                                        -----------    -----------         ------     ------       ------    -----------    --------
Balance, December 31, 2002              726,884,934    $     7,270         50,000     $   50       50,000    $   350,000    $   0.00
                                        ===========    ===========         ======     ======       ======    ===========    ========


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                               Accumulated
                                                              Additional       Other
                                             Subscription     Paid-in          Comprehensive   Accumulated
                                             Receivable       Capital          Income          Deficit          Total
                                             ------------     ------------     ------------    ------------     ------------
Balance, December 31, 2001                   $     (2,000)    $ 24,670,149     $          0    $(25,022,657)    $      1,695
                                             ============     ============     ============    ============     ============
Shares issued for financing fee
   to Cornell Capital (note 12)                                    199,875                                           200,000

Proceeds from sales of Officers
   common stock  collateralizing a
   note payable, to be repaid by
   issuing replacement shares
   (notes 5 and 12)                                                                                                  450,000

Issuance of replacement shares of
   common stock to Officers to
   reimburse for note
   payable (notes 5 and 12)                                        449,487                                                --

Proceeds from sales of common
   stock to Equitilink (note 12)                                    17,070                                            17,100


Conversion of debentures
(note 10 and 12)                                                   161,616                                           161,995

Issuance of common stock for
   for investor relations
   (notes 10 and 12)                                                23,450                                            23,500

Shares issued for financing fee
   on Weber note payable (notes
   5, 10, and 12)                                                   11,980                                            12,000

Preferred stock dividends (note 12)                                                                (600,000)        (600,000)


Issuance of warrants for                                            23,467                                            23,467
   Consultants, officers,
   and Directors of GIS
   (notes 13 and 16)

Issuance of warrants for                                            42,419                                            42,419
   consulting services (note 13)

Issuance of warrants for                                            35,712                                            35,712
   iNet option agreement (notes 3 and 13)

Issuance of warrants for                                            13,640                                            13,640
   with notes payable
   (notes 5 and 10)

Issuance of warrants for                                            16,098                                            16,098
   employee retention (note 12)

Beneficial conversion
features from convertible
   debentures                                                       25,000                                            25,000

Write-off Subscriptions
Receivable (note 13)                                2,000                                                             (2,000)

Comprehensive Loss:
   Net loss                                                                                      (3,324,210)      (3,324,210)
                                             ------------       ----------     ------------    ------------     ------------
Balance, December 31, 2002                   $          0       $25,687963     $          0    $(28,946,867)    $ (2,901,583)
                                             ============       ==========     ============    ============     ============


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               Increases (Decreases) in Cash and Cash Equivalents

                                                                             For the years ended December 31,
                                                                                   2002            2001
                                                                               -----------     -----------

Cash flows from operating activities
       Net loss                                                                $(3,324,210)    $(9,032,895)
                                                                               -----------     -----------
Adjustments to reconcile net loss to net cash Used in operating activities:
       Minority interest in net loss of Subsidiary                                 299,283        (667,667)
       Depreciation and amortization (note 2)                                    1,314,736       1,534,775
       Amortization of note discount                                                67,751              --
       Compensation due issuing options/warrants                                   132,025         207,907
       Expense paid by issuing shares of common                                    237,600         772,950
       stock
       Non-cash interest                                                            24,895          66,250
       Bad debt expense                                                             55,602          92,295
       Change in provision in investment                                          (150,000)        900,984
       Loss on disposal of equipment                                                41,943              --
       Write off of goodwill                                                       638,388              --
       Deferred tax assets                                                        (430,000)             --
       Loss on disposal of marketable securities                                    91,922         124,000

       Changes in operating assets and liabilities:

       Accounts receivable                                                      (1,108,150)     (1,118,623)
       Other receivable                                                            320,984         (24,588)
       Receivable from employees                                                  (113,377)        (23,257)
       Royalties Receivable                                                             --          20,000
       Prepaid expense                                                               1,021         (36,035)
       Deposits                                                                     16,507          48,557
       Accounts payable and accrued liabilities                                  1,540,598       1,395,728
       Deferred Revenue                                                            325,465       2,243,375
       Accrued income taxes                                                        480,000              --
                                                                               -----------     -----------

Net cash provided by (used in) operating
activities:                                                                    $   456,990     $(3,496,244)
                                                                               ===========     ===========

Cash flow from investing activities:

       Proceeds from selling marketable security                                    81,266              --
       Purchase of equipment                                                       (87,424)       (219,400)
       Cash paid for purchasing software division                                       --      (5,046,690)
                                                                               -----------     -----------

Net cash used in investing activities                                          $    (6,158)    $(5,266,090)
                                                                               ===========     ===========


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               Increases (Decreases) in Cash and Cash Equivalents

                                                         For the years ended December 31,
                                                           ---------------------------
                                                              2002            2001
                                                           -----------     -----------

Cash flow from financing activities:
       Pledge of cash deposit for bank loan                   (650,000)     (1,500,000)
       Proceeds from release of restricted cash              1,215,643         506,420
       Proceeds from issuance of convertible debentures        100,000         265,000
       Repayment on notes payable                           (1,533,000)       (972,939)
       Proceeds from issuance of notes payable                 500,000       5,810,500
       Payment of cash dividends                                    --        (100,000)
       Proceeds from sale of common stock                       17,100              --
                                                           -----------     -----------

Net cash provided by (used in) financing activities        $  (350,257)    $ 4,008,981
                                                           ===========     ===========

Net increase (decrease) in cash and cash equivalents,          100,576      (4,753,353)
Cash and cash equivalents, beginning of period                 845,459       5,598,812
Cash and cash equivalents, end of period                   $   946,035     $   845,459
                                                           ===========     ===========


See accompanying notes to the consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Organization and Basis of Presentation

Vertical Computer Systems, Inc. ("the Company") was incorporated under the laws of State of Delaware in April 1993. The Company is a multinational provider of administrative software services, internet core technologies, and derivative software application products through its distribution network. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling its products and services. The Company is operating one business segment.

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, Enfacet, Inc. ("ENF" inactive), Globalfare.com, Inc. ("GFI" inactive), Pointmail.com, Inc. ("PMI" inactive), Scientific Fuel, Inc. ("SFI" inactive), "Vertical Internet Solutions ("VIS" inactive), its 60% owned subsidiary, Now Solutions, Inc. ("Now Solutions"), and its 89% owned subsidiary Government Internet Systems, Inc. ("GIS" a newly established entity with minor activities). To date, the Company has generated revenues primarily from consulting fees and maintenance agreements from Now Solutions, its 60% owned subsidiary.


Going Concern Uncertainty

The accompanying consolidated financial statements for the years ended December 31, 2002 and 2001, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at December 31, 2002, the Company had stockholders' deficit of $2.9 million and negative working capital of approximately $6 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. In April 2003, the Equity Line of Credit Agreement executed in August 2001 was cancelled and the Company entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this new agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. In accordance with the new agreement, the Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the shares to be issued under this new agreement. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional fund and that if such fund is available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The exact results of these opportunities are unknown at this time.

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

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve moths. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and with Emerging Issues Task Force Issued No 00-21, "Revenue Arrangement with Multiple Deliverables."

Deferred revenue on maintenance  contracts represent cash received in advance or
accounts   receivable  from  system  and  service  consulting  sales,  which  is recognized over the life of the contact.

In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company recognizes revenue from license of computer software "up-front" provide that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated economic life of one to fifteen years. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of income.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that there was approximately $638,000 of impairment in goodwill, which was located in Enfacet, Inc.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2002 and 2001, no costs were capitalized.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued)

Stock-based Compensation

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts presented:

                                                                                 2002            2001
                                                                             -----------     -----------
Net loss: as reported                                                        $(3,924,210)    $(9,546,607)
    Add: total stock based employee compensation expense determined under
fair value method for all awards                                                 277,217         251,553

    Pro forma
                                                                             $(4,201,427)    $(9,708,160)

Basic and diluted loss per common share
                                                                             $     (0.01)    $     (0.02)
Pro forma
                                                                             $     (0.01)    $     (0.02)

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

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued)

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share. As of December 31, 2002 and 2001, the Company had 337,816,472 and 241,162,775 potentially dilutive shares, respectively, which were not included in the calculation of diluted loss per share because they were anti-dilutive.

On February 7, 2000, the Company executed a 20-for-1 stock split of the Company's Common Stock. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split for all periods presented.

Fair Value of Financial Instruments

For certain of the Company's instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the Company's long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The fair value of the note payable to shareholder cannot be estimated due to its related party nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Advertising and Tradeshow Costs

The Company expenses advertising and tradeshow costs when incurred. Advertising and tradeshow costs for the year ended December 31, 2002 and 2001 were approximately $222,000 and $110,000, respectively.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred."

New Accounting Pronouncements

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that there was no impairment on goodwill during the year ended December 31, 2002.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued)

In accordance with SFAS No. 142, prior period amortization was not restated. A reconciliation of reported net income to net income adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

                                                                                     December 31,
                                                                          -------------------------------
                                                                              2002              2001
                                                                          -------------     -------------
Reported net loss, applicable to common stockholders                      $  (3,924,210)    $  (9,546,607)
Add back: Goodwill amortization                                                      --          574,798,
                                                                          -------------     -------------
Adjusted net loss                                                            (3,924,210)       (8,971,809)

Basic and diluted weighted average number of common shares outstanding      625,499,641       585,745,815


Basic and diluted loss per share                                          $       (0.01)    $       (0.02)


Adjusted basic and diluted loss earnings per share                        $       (0.01)    $       (0.02)
                                                                          =============     =============


Adoption of SFAS No. 145

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

Adoption of SFAS No. 148

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No 148 is effective for the Company's financial statements for the year ending after December 15, 2002. As permitted by SFAS No. 148, the Company has elected to retain the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, the adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

New Accounting Announcements Not Adopted Yet

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued)

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of SFAS No. 150 to have a material effect on its financial statements.

In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company believes that there will be no impact on our financial position and results of operations due to the application of FIN No. 45.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and result of operations.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2002 presentation.

Note 3.  Acquisition Transactions

Acquiring  Equity  Interest  in Now  Solutions  and  Assets  Acquisition  by Now
Solutions

On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, LLC (Now Solutions), a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 (including two 25 million shares of warrants described in the paragraphs below) shares of the Company's common stock which was granted to Arglen Acquisition, LLC ("Arglen"). Arglen was a deal maker to facilitate the entire transactions of Now Solutions, including the purchase of software and financing. The warrants have an exercise price of $0.08 per share. One third of these warrants vested immediately, the second third will vest on the one-year anniversary of the date the warrants were issued, and the last one-third will vest on the two-year anniversary of the date the warrants were issued. These warrants have been granted but not delivered to Arglen. Based on the Black Scholes option pricing model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and others received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 3.  Acquisition Transactions (continued)

In March 2001, Now Solutions purchased the rights to Human Resource Information Service Application Software ("HRIS") and various other assets and liabilities relating to HRIS of Ross Systems, Inc. ("Ross") in exchange for approximately $5,100,000 in cash and a promissory note of $1 million due to Ross. The transaction was recorded under the purchase method of accounting. The purchase price was allocated as follows:

Total purchase price                                6,100,000
                                            ------------------
Cash acquired                                         287,919
Property and equipment acquired                       182,900
Other intangible assets                               257,000  Amortizable over a period of five years
Software source code acquired                       3,848,972  Amortizable over a period of five years
Liabilities assumed                                 (409,419)
                                            ------------------
                                                    4,167,372
                                            ------------------
Goodwill                                            1,932,628
                                            ==================


During 2001, the goodwill on Now Solutions' book was amortized on a straight-line method over a period of five years. The amortization of goodwill in Now Solutions for the year ended December 31, 2001 was $322,104. On the consolidated basis, the Company recorded a total goodwill of $3,448,795
($1,932,628  + $666,667 + $798,500  +  $51,000,  which is the  transaction  cost incurred by the Company) during 2001. The consolidated amortization of goodwill in the year ended December 31, 2001 was $574,798, which was calculated on a straight-line basis over a period of five years. The note payable to Ross does not bear interest and has payment requirements of $250,000 and $750,000 due in February 2002 and 2003, respectively. Now Solutions offset the $250,000 payment against amounts due from Ross and claimed an offset of amounts on the unpaid prepaid maintenance fees due at closing February 28, 2001 against the $750,000 amount. In addition, the agreement calls for various earn-out provisions to be paid to Ross if certain sales levels are achieved by Now Solutions during the two years subsequent to the purchase. Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast bears interest at prime plus one and a half and has an interest rate floor of 8.5%. The note payable to Coast will be due the earlier of February 2006 or if terminated, by either party, in accordance with the terms of the agreement. The lender has the option to demand full payment by February 2004. The note calls for monthly installment payment of $91,500 of principal, plus interest.

In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Coast and Now Solutions agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the Company and Coast agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, Coast agreed to waive certain defaults under the Loan Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. All payments to Coast have been made by Now Solutions. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to Coast as collateral. Under the amended terms of the Pledge Agreement, the Company withdrew $348,333 from the deposit account, and commenced receiving $91,667 per month on October 31, 2002. Under the amended terms of the Pledge Agreement the Company was entitled to receive the monthly withdrawal provided that: (a) Now Solutions makes the preceding monthly payment on the principal and
(b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. Now Solutions is current in its payments as of July 2003 (unaudited).

In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions. Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of Coast loan agreements.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3.  Acquisition Transactions (continued)

According to the terms of the warrant agreement, dated March 5, 2001, between the Company and Arglen, if, during the last 90 trading day period of the first year from the date the issuance of the initially granted warrants aforementioned, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $0.50, then Arglen will be entitled to an additional 25,000,000 warrants to purchase common shares at the exercise price of $0.08 per share. One-third of these warrants vested immediately, the second third will vest on the one year anniversary of the date the warrants were issued, and the last one-third will vest on the two year anniversary of the date the warrants were issued. Furthermore, if during the last 90 trading day period of the second year from the date the issuance of the initial set of options, the per share value of the Company's common shares, adjusted for any forward or reverse splits and any other dilutive effect, is less than $1.00, then Arglen, provided it has not exercised and sold more than 25% of the 55,763,943 shares underlying the previous stock warrants, shall be entitled to an additional 25,000,000 warrants to purchase the Company's common shares at exercise price of $0.08 per share and the warrants will be exercisable for a period of five years from the date the underlying stock is registered with the Securities and Exchange Commission for resale or an exemption from registration becomes available and with the same vesting term. These warrants have been granted but not delivered to Arglen. The Company intends to cancel the foregoing warrants to purchase 80,763,943 shares of the common stock of the Company as part of its legal action against Arglen

Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company is entitled to receive a management fee of $50,000 per year, pro-rata distributions of 50% of net earnings on a taxable income basis for federal income tax purpose if cash is available, and repayment of the initial capital contribution of $1 million if certain conditions are met.
Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company's interest would have been reduced to 51% over three years if Now Solution is not in a default situation regarding the Coast loan and the employees of Now Solutions had achieved certain performance goals. On August 16, 2001, the Company received a default notice from Coast. Consequently, the Company believed that this reduction of the Company's equity interest in Now Solution had not happened at December 31, 2002 and 2001.


Acquisition of EnFacet

On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock and at least 15,000 shares of preferred stock will be distributed among the employees in EnFacet and another 15,000 shares will be available for future fund raising purposes.), resulting a goodwill in EnFacet totaling $1,069,075. However, as of December 31, 2002 and 2001, these 30,000 shares of Series C preferred stock were issued but not delivered to these people and were held under the name of the Company. Accordingly, the $312,000 value of 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2002 and 2001.

In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company may cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 restrictive shares of the Company's common stock to former employees and consultants of EnFacet, Inc. per the above executed stock agreement. Accordingly, the Company cancelled 7,500 shares of Series C preferred stock.

Note 4.  Investments

During 2000, the Company paid $440,000 to acquire 2.5% in iNet Purchasing, Inc. ("iNet"). The Company accounted for the investment under the cost method of accounting. In addition, the Company paid $100,000 to receive a royalty of 1% on all iNet sales up to $500,000 and 0.5% on all sales thereafter. The royalty period is twenty years and all payments are to be made on a quarterly basis. The Company has not received any royalty payments after investment and advances. At December 31, 2002 and 2001, the Company provided valuation allowance of $540,000 against these investment and advances. Furthermore, the Company invested $91,983 in iNet Government Services and $46,300 in iNet, LLC for software

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


development purpose in 2001. These investments were not successful and the Company recorded full reserve of totaling $138,283 against these two investments at December 31, 2002 and 2001.

In June 2001, the Company agreed to pay $250,000, of which $150,000 was actually paid, in exchange for 51% equity interest in WorldBridge Webcasting Services, LLC ("WorldBridge"), a webcast services company. In October 2001, the Company agreed to reduce its interest in WorldBridge from 51% to 49%. In January 2002, the Company and Strategic Marketing Alliance agreed to terminate the Company's interest in WorldBridge in exchange for services to be provided by Strategic Marketing Alliance through December 31, 2002.

During 2000, the Company made approximately $115,900 investments in four joint ventures, which the Company intended to assist in development of software products. The Company owns 50% of all the joint ventures and accounts for the investments under the equity method of accounting. At December 31, 2000, the Company made full reserve against the carrying value of all joint venture investments as these joint ventures were still in the developmental stages, had not generated any revenue, and recovery of the investment was not considered likely.

During 2000, the Company paid $300,000 to acquire 800,000 shares of common stock of eResource Capital Group ("RCG"), formerly Flightserv.com, Inc. At December 31, 2001, the Company believed that the value of $300,000 was permanent declined to $176,000 (the fair value at December 31, 2001) and transferred the unrealized loss of $420,000 into realized loss in 2001. During 2002, the Company sold 766,733 RCG shares for $81,266 and recorded a realized loss of $91,922. The remaining 33,267 RCG shares were adjusted into 4,610 shares for the 7-1 reverse stock split by RCG in 2002. The value of 4,610 shares represented the fair market value of $2,812 at December 31, 2002 because the Company believed that the decline in the value of marketable securities was permanent

During 2000, the Company paid $250,000 to acquire a 30% interest in Apollo Industries, Inc. ("Apollo"), a company that is in the process of developing smart card technology. The Company accounted for the investment under the equity method of accounting and recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In 2001, the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recouped, the Company shall receive 1% of all Apollo sales, up to a maximum of $30,000 per year. The royalty agreement expires October 2020. At December 31, 2001, due to the uncertainty regarding the recovery of the royalty, the Company wrote off the $25,000. In 2001, the Company loaned Apollo $24,000, which was due on June 30, 2001 and an additional $24,000, which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo for each of the two loans. Apollo is in default of the two loans and since repayment is uncertain the Company has fully reserved the investment and advances to Apollo at December 31, 2002 and 2001.

Note 5.  Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills, a director of the Company, of Parker, Mills & Patel LLP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001.

During 2001, PMP made advances of approximately $30,000 to third party venders on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. The warrants vested upon issuance. At December 31, 2002, the outstanding balance under of $23,974 was in default.

In September 2001, the Company issued a note in the amount of $28,190 to Mr. Luiz Valdetaro, bearing interest at 10%, unsecured, principal and interest due on demand in consideration of a loan in the same amount. Mr. Valdetaro is the Chief Technology Officer and Chief Accounting Officer of the Company. The balance outstanding at December 31, 2002 was $21,039.

In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note is secured by 36,303,932 shares of the Company's common stock that were owned by Mountain Reservoir Corporation, and 15,000,000 shares that are owned by Mr. Luiz Valdetaro, Chief Technology Officer and Chief Accounting Officer of the Company, to cover any shortfall in the event of default. Mountain Reservoir

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Luiz Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Luiz Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. The lender disposed of 19,751,000 shares of the above totaling 51,303,932 shares for $254,382. In September 2002, the lender informed the Company that the remaining 31,552,932 shares were transferred to these two third parties and that the debt was satisfied as of April 1, 2002. Consequently, the note payable has been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to officers as these two officers loaned their shares of common stock to the Company.

In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to officers to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Luiz Valdetaro assigned their rights to obtain the necessary accounting information from these two third parties to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company.

On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2002. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments shall be replaced with a monthly payment of $5,000, which will be applied first to the $25,000 note and then to the $50,000 note. The mature date for the $50,000 note payable was extended to June 1, 2004 and the mature date for the $25,000 note was extended to July 1, 2005.

In August 2002, the Company issued an $8,000 note, which is due February 2003 and bears interest at a rate of 10% in exchange for a loan with the same amount from Mr. Luiz Valdetaro, Chief Technology Officer and Chief Accounting Officer of the Company. In connection with the note, the Company issued three-year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and valued at $9,316 based on the Black-Scholes stock option pricing model. The Company also pledged a limited interest up to the unpaid amounts due under the note in a pledged deposit account in the event the Company defaults on the loan. This note has been paid at December 31, 2002.

In October 2001, the Company issued a $100,000 note payable to a third party lender. The note required a payment of $46,000 on April 15, 2002 and the reaming outstanding balance and interest due on June 10, 2002. The note bears interest at 12% per annum and was secured by 400,000 shares of common stock of eResource Capital Group and 5,225,000 shares of the Company's common stock that are owned by Richard Wade. In November 2001, the Company issued another $100,000 to the same lender. The note requires a monthly payment of $7,500 commencing May 2002 and the remaining outstanding balance and interest due on September 30, 2002. The note bears interest at 12% per annum and secured by 5,225,000 shares of the Company's common stock that are owned by Richard Wade, the President and CEO of the Company. These two notes were in default at maturity in 2002. Through negotiation with the lender, the Company issued an $181,584 promissory note to the lender to replace the above two old notes by consolidating the two outstanding balances. The new note bears interest at 12% per annum and is payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5, 2002 and (iii) monthly payment of $10,000 beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2002, the Company executed an indemnity and reimbursement agreement with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation. At December 31, 2002, the new note of $181,584 was in default due to missed payments.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In December 2002, the Company issued a $65,000 promissory note payable to Victor Weber, who is President and Director of Government Internet Systems, Inc, an 89% owned subsidiary of the Company, which bears interest at 13% per annum. The note is due in March 2003 and also provides that the minimum accrued interest payments will be no less than $2,500 at the time the note is paid in full. In December 2002, the Company issued another $45,000 promissory note payable to Victor Weber in exchange for cash proceeds of the same amount. The note bears interest at a rate of 13% per annum and is due in January 2003. In connection with the loans and in consideration of financial consulting services rendered on the Company's behalf, the Company also issued to Weber 2,000,000 shares of the Company's common stock valued at $12,000 on the issuing date. In March 2003, the due date for payment of principal and interest for each of the notes was extended to July 1, 2003.

For the year ended December 31, 2002, the Company borrowed an aggregate of $49,085 from Richard Wade, the Company's President and Chief Executive Officer of the Company. Mr. Wade is also a director of the Company.

Note 6.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets disclosed under the following table included the goodwill and other intangible assets on our 60% owned subsidiary and those on the Company's book:

                                              December 31,    December 31,
                                                 2002             2001
                                              -----------     -----------
Goodwill                                      $ 3,448,795     $ 4,087,083
Accumulated amortization                         (574,798)       (574,798)
Net                                             2,873,997       3,512,285

Purchased software source code                  4,753,972       4,753,972
Other amortizable intangible assets               269,358         236,858
Accumulated amortization                       (1,894,644)       (778,497)
                                              -----------     -----------
Net                                             3,128,686       4,212,333
                                              ===========     ===========
Total goodwill and other intangible assets    $ 6,002,683     $ 7,724,618


Goodwill amortization for the year ended December 31, 2001 was $574,798 and was stopped as of January 1, 2002. Amortization of other intangible assets was $1,116,147 and $778,497 for the years ended December 31, 2002 and 2001, respectively.

Note 7.  Property and Equipment

Property and equipment consist of the following:

                                 December 31,  December 31,
                                    2002          2001
                                 ---------     ---------
Equipment                        $ 677,518     $ 645,265
Leasehold improvements              73,849        73,849
Furniture and fixtures              34,624        32,126
                                 ---------     ---------
Total                              785,991       751,240

Less accumulated depreciation     (418,133)     (237,097)
                                 ---------     ---------
                                   367,858     $ 514,143
                                 =========     =========

Depreciation expense for the year ended December 31, 2002 and 2001 was 198,600 and $181,490, respectively.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

                      December 31,  December 31,
                          2002          2001
                       ----------    ----------
Accounts payable       $1,493,561     1,263,257
Accrued payroll           844,292       165,701
Accrued liabilities     1,078,173       496,935
                       ----------    ----------
Total                  $3,416,026     1,925,893
                       ==========     =========

Note 9.  Other Receivable

Other receivable of $98,505 and $419,489 at December 31, 2002 and 2001 represented the amounts due from Ross Systems, Inc. ("Ross") for Now Solutions customer prepayments on maintenance contracts for the period subsequent to the acquisition. Now Solutions and Ross reached a mutual agreement to offset a $250,000 note payable due to Ross in 2002 against the other receivable of $419,489 due from Ross at the end of 2001. In addition, Now Solutions is withholding payment on its $750,000 (the remaining note payable to Ross until the resolution of the derivative lawsuit filed by the Company on behalf of Now Solutions and the resolution of Ross' motion (filed in March 2003) for summary judgment in lieu of a complaint against Now Solutions to collect the $750,000 could be reached.

Note 10. Notes payable and convertible debt

                                                                                       December 31,     December 31,
                                                                                           2002             2001
                                                                                     ----------------- ----------------

Note payable to Coast issued by Now Solutions in principal of $5,500,000 bearing interest at prime (4.25% and 4.75% at December 31, 2002 and 2001) plus 1.5% with a minimum  interest of 8.5% per annum,  monthly  payment of $91,500 of principal plus interest,  due February 2004. The note is secured with all of the assets of
Now Solutions, LLC and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan  covenants.  At
December  31,  2002 and 2001,  Now  Solutions  was in  compliance  with the loan
covenants. Also see Note 3 for subsequent event.                                          $ 3,578,538        4,676,819

Note payable to Ross issued by Now  Solutions in the amount of  $1,000,000.  The note is unsecured and non-interest  bearing. The note was recorded at a discount
(which will be  amortized  over the life of the note),  payments of $250,000 and
$750,000 to be due in February 2002 and 2003, respectively.  If a payment is not received  within  three  days  from the due date,  the note  will  begin to bear interest at 10% per annum. In 2002 Now Solutions offset $250,000 payment through its receivable  from Ross (See Notes 3 and 9) in terms of the agreement  between
Now Solutions and Ross. See also Note 15,  litigation,  for subsequent event. At
December 31, 2002 and 2001, the unamortized discount was $11,291 and $79,042,
respectively.                                                                                 738,709          920,958

Note  payable in the amount of $27,558 to a law firm, a related  party,  bearing interest at 6% per annum, unsecured, principal and interest due at January 2002.
The note is delinquent.                                                                        23,974           27,558

Note payable in the amount of $28,190 to Mr. Luiz  Valdetaro,  an officer of the
Company,  bearing interest at 10% per annum,  unsecured,  principal and interest due
on demand.                                                                                     21,039           28,190

Note payable in the amount of $31,859 to a third party lender,  bearing interest
at an amount to be negotiated, principal and interest due on demand.                           31,859               --

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note payable in the amount of $12,000 to a third party, payable upon demand.                   12,000               --

Note  payable in the amount of  $425,000,  to  Brighton  Opportunity  Fund,  LP, bearing interest at 12% per annum, secured by 51,303,932 shares of the Company's common stock that were owned by two related parties, with principal and interest due at maturity on January 31, 2002.  The  outstanding  balance of $425,000 plus
accrued  interest  was  settled  through   disposing  the  collateral  in  2002.
Consequently, the note was canceled in 2002.  See note 5 for more details.                         --          425,000

Note  payable  to a third  party  lender  in the  amount of a  $239,004  bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December
2002,  commencing with monthly  payment of $75,00  beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third party lender, bearing interest at 12% per annum. In March 2003, the note was amended that the Company agreed to pay the interest and expenses responsible by the lender for a third party loan secured on the lender's  behalf  instead of paying to the lender and the Company agreed to begin making  monthly  payment of
$7,500, beginning on June 1, 2003.                                                            167,141          211,137

Note  payable  in the  amount of $50,000  to a third  party  lender,  bearing no interest,  secured by a limited interest in the Company's deposit pledge account on behalf of Now  Solutions,  due in January  2003.  In March 2003,  the parties entered  into an  amendment,  whereby  the  parties  agreed to  accrue  interest beginning  in October  2002 at 12% per annum.  The parties  also agreed that the
Company would make monthly payments of accrued interests beginning in April 2003 and monthly  principal  payment of $5,000  beginning in July 2003. In connection with the note,  the Company  issued  three-year  warrants to purchase  1,200,000 shares of its common  stock at a price of $0.003 per  share.  The  Company is in
default subsequent to April 1, 2003.                                                           47,180               --

Note payable in the amount of $50,000 to a third party lender,  bearing interest at the rate of 12% per annum,  secured by a limited  interest  in the  Company's deposit pledge account on behalf of Now Solutions, due in January 2003. In March
2003, the parties  entered into an amendment,  whereby the parties agreed to pay accrued  interest  in the  amount  of $4,200  for this  note and to  extend  the maturity  date to June 1,  2004.  Beginning  in July  2003,  the above  interest payments shall be replaced with a monthly  installment  payment of $5,000,  with the initial  payments  applied first to the $25,000 note (issued below) and then to the $50,000  note.  In  connection  with the  amendment,  the Company  issued three-year  warrants to purchase 1,500,000 shares of its common stock at a price
of $0.004 per share. The Company is in default subsequent to April 1, 2003.                    50,000               --

Note payable in the amount of $25,000 to a third party lender,  bearing interest at 12% per annum,  secured by 10,000,000  shares of the  Company's  common stock that are owned by Mountain Reservoir Corporation, controlled by W5 Family Trust, of which Richard Wade (CEO of the Company) is trustee,  due in December 2002. In
March 2003,  the parties  entered into an amendment.  Pursuant to the amendment, the  Company  agreed to pay  accrued  interest  in the amount of $1,170 for this
$25,000  note.  Beginning in July 2003,  the above  interest  payments  shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The Company
is in default subsequent to April 1, 2003.                                                     12,583               --

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note payable to a third party lender in the amount of $280,000, bearing interest at 4% per annum, secured by SiteFlash  technology owned by the Company,  payable with  monthly  principal  payment of $5,000  commencing  in May 2002 and monthly principal of $10,000  commencing  in August 2002 and the  remaining  outstanding principal and interest is due September 1, 2004. In June 2002, this payment term under the note was amended so that monthly  principal  payment of $5,000 due the first day of each  month,  beginning  in July 1,  2002,  and  monthly  principal payment of $10,000 due the first day of each month beginning on October 1, 2002.
In  connection  with the  amendment,  the Company  agreed to register the common shares underlying the 50,000 shares of Series C preferred stock that were issued to a third party in connection  with the purchase of the  SiteFlash  technology.
The note was in default subsequent to June 1, 2002.                                           252,626          280,000

Note payable in the amount of $181,584  issued to a third party  lender  bearing interest at 12% per annum,  payable as follows:  (i) an initial  installment  of
$10,000  payable  upon  execution;  (ii)  monthly  payment  of $5,000  beginning
November 5, 2002 and (iii) monthly $10,000 payment  beginning May 15, 2003 until all  amounts  under  the note have been  paid in full.  The note is  secured  by
10,450,000  shares of the  Company's  common  stock  that are owned by  Mountain
Reservoir  Corp. to cover any  shortfall.  Mountain  Reservoir  Corporation is a corporation  controlled by the W5 Family Trust.  Mr. Wade, the President and CEO
of the Company,  is the trustee of the W5 Family Trust.  This note was issued to replace two notes  being  previously  issued;  each had  outstanding  balance of
$100,000 at December 31, 2001. The note was in default subsequent to June 1, 2002.            163,034          200,000

Note payable in the amount of $65,000 to Victor Weber,  bearing  interest at 13%
per annum, unsecured,  due in March 2003, and requiring that the minimum accrued interest  payments will be no less than $2,500.  Weber is a Director,  President and Treasurer of the Company's newly established subsidiary: Government Internet
Systems, Inc., a Nevada corporation. In March 2003, the due date for payment of
principal and interest on the note was extended to July 1, 2003.                               65,000               --

Note payable in the amount of $45,000 to Victor Weber,  bearing  interest at 13%
per annum,  unsecured,  with  principal and interest due in March 2003, and also provides that the minimum accrued interest payments will be no less than $2,500.
The note is due in January 2003. Weber is a Director, President and Treasurer of
the Company's newly established subsidiary: Government Internet Systems, Inc., a
Nevada corporation. In March 2003, the due date for payment of principal and
interest on the note was extended to July 1, 2003.                                             45,000               --

Note  payable in the  amount of  $350,000  issued by  EnFacet  to a third  party lender,  bearing  interest at 8% per annum,  unsecured,  and due on February 28,
2003. Enfacet is in default subsequent to December 31, 2002.                                  350,000          350,000


Note payable in the amount of $10,000 issued by EnFacet to a third party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  Enfacet is in default subsequent to December 31, 2002.                          10,000           10,000

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note payable in the amount of $84,000 issued by EnFacet to a third party lender, date June 1, 2001, bearing interest at 8% per annum,  unsecured,  with principal and  interest  due on June 1, 2002.  Enfacet was in default at December  31,
2002. In March 2003,  both parties  entered into an  amendment.  Pursuant to the amendment,  the due  date  was  extended  to  March  17,  2004 in  exchange  for increasing  the interest  rate from 8% to 12% at which  interest will be accrued from the date the note was  issued.  In  addition,  EnFacet  shall make  monthly payments  of  $1,000  commencing  in  April  2003.  Enfacet is in  default subsequent to June 1, 2003.
                                                                                               84,000           84,000
                                                                                     ----------------- ----------------

                   Total notes payable                                                     $5,652,683       $7,213,662
                   Less: current maturities, net of discount                              (2,650,971)      (5,908,662)
                                                                                     ----------------- ----------------

                   Long-Term portion of notes payable                                      $3,001,712       $1,305,000
                                                                                     ----------------- ----------------


The minimum principal payments, excluding the discount of $11,291 required in excess of one year at December 31, 2002, are as follows:

    Year ending December 31,                       Amount
                                          ----------------
    2003                                      $ 2,650,971
    2004                                        2,776,559
    2005                                          123,875
    2006                                           56,986
    2007                                           44,292
                                          ----------------
    Total                                     $ 5,652,683


Convertible Debentures

                                                                                         December 31,        December 31,
                                                                                             2002               2001
                                                                                       ------------------  ----------------
Convertible  debentures  dated  September 11, 2001,  bearing  interest at 6% per annum,  convertible  into shares of the Company's common stock at either 120% of the  closing  bid  price on the date of  agreement  or 80% of the  three  lowest closing  bid  prices  20  days  prior  to the  conversion.  The  debentures  are convertible  at the  option  of the  holder  at any  time  after  the  purchase.
Principal  and interest  are due at maturity on  September  1, 2006.  In January
2003, the remaining $50,000 of principal was converted into 12,853,470 shares of
the Company's common stock.                                                                    $ 50,000        $ 125,000

Convertible debentures dated October 5, 2001, bearing interest at 6 % per annum, convertible  into  shares of the  Company's  common  stock at either 120% of the closing bid price on the date of agreement  or 80% of the three  lowest  closing bid prices 20 days prior to conversion.  The  debentures are  convertible at the option of the holder at any time after the purchase.  Principal and interest are due at maturity on October 5, 2006.  In January 2003,  the remaining  $55,000 of
principal was converted into 14,138,817 shares of the Company's common stock.                    55,000          140,000

Convertible  debentures dated April 1, 2002, bearing interest at 5%, convertible into  shares of the  Company's  common  stock at either  120% of the closing bid price on the date of  agreement  or 80% of the lowest  closing  bid price 5 days prior to the  conversion.  The  debenture  is  convertible  at the option of the holder at any time after purchase. Principal and interest are due at maturity on
October 5, 2006.  As of December 31, 2002,  there were no  conversions  of these debentures.  In April 2003,  $40,000  principal were  converted into  10,245,900
shares of the Company's common stock.                                                           100,000               --

Total convertible debentures                                                                  $ 205,000        $ 265,000
                                                                                              =========        =========

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 11.  Income Taxes

From inception to September 30, 2001, Now Solutions was treated as a limited liability company and was not subject to federal or state income taxes. The tax attributes for federal and state income tax purposes are passed through to the members of Now Solutions. Consequently, Now Solutions is subject to a minimum franchise tax and fees, which are not material. As of October 1, 2001, Now Solutions made an election to be treated as a corporation for tax purposes. However, the majority member of Now Solutions did not authorize to do so. Therefore, there will be a uncertainty whether or not this election will ultimately be considered valid. Since Now Solution obtained approval from IRS, accordingly, Now Solutions makes provision for income taxes in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") as if it files as a corporation for tax purposes. SFAS No. 109 requires a company to use the asset and liability method of accounting for income taxes. Using the liability method requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. The following table presents the income (loss) before income taxes as of December 31, 2002 and 2001.

                                                                               Years Ended December 31,
                                                                           12/31/02             12/31/01
                                                                     ------------------------------------------
Income (Loss) before income taxes in Vertical                                 (3,890,926)          (7,916,104)
Income (Loss) before income taxes in Now Solutions                               909,999           (1,784,458)
                                                                     ------------------------------------------
                                                                              (2,980,927)          (9,700,562)
                                                                     ==========================================

The  following  table  presents  the income tax  provision  for the years  ended
December 31, 2002 and 2001 (on pro forma basis).

                                                                             Years Ended December 31,
                                                                            12/31/02             12/31/01
                                                                     ------------------------------------------
                                                                                                 Pro Forma
Current
Federal:
   Vertical Computer                                                                     --                 --
   Now Solutions (from audited F/S)                                                 393,000                 --
State:
   Vertical Computer                                                                     --                 --
   Now Solutions (from audited F/S)                                                  87,000                 --
                                                                     ------------------------------------------
                                                                                    480,000                 --
                                                                     ------------------------------------------
Deferred expense (benefit)
   Vertical Computer                                                                    --                  --
   Now Solutions (from audited F/S)                                               (436,000)                 --
                                                                     ------------------------------------------
                                                                                  (436,000)                 --
                                                                     ------------------------------------------

Total income tax provision                                                           44,000                 --
                                                                     ==========================================

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The following table presents the rate reconciliation between the statutory rate and the effective rate.

                                                                             Years Ended December 31,
                                                                            12/31/02            12/31/01
                                                                     -----------------------------------------
                                                                                                Pro Forma
Expected statutory rate                                                              -34.0%            -34.0%
Change in valuation allowance                                                          4.8%             22.9%

Income tax from a subsidiary which filed a separate return                            16.1%                --
Change in valuation allowance in a subsidiary which filed
   a separate return                                                                  14.6%             11.1%
Other                                                                                    --                --
                                                                     -----------------------------------------
                                                                                       1.5%              0.0%
                                                                     =========================================


Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

December 31                                                                 2002                   2001
                                                                     ------------------------------------------
                                                                                                Pro Forma
Net operating loss carryforward                                                3,599,000             3,238,000
Accrued vacation and allowance for doubtful accounts                                  --                62,000
Deferred salary                                                                  336,000                    --
Source development code                                                          337,000                    --
Other                                                                            410,000               440,000
                                                                     --------------------   -------------------
                                                                               4,682,000             3,740,000
                                                                     --------------------   -------------------

Valuation allowance                                                          (4,246,000)           (3,740,000)

Net deferred tax assets                                                          436,000                    --
                                                                     ====================   ===================


At December 31, 2002, the Company (Vertical only) had available net operating loss carryforwards of approximately $9 million for federal tax purposes and $4.6 million for state tax purposes, which expire in varying amounts through 2022 and 2007, respectively. At December 31, 2001, the Company (Vertical only) had available net operating loss carryforwards of approximately $7.8 million for federal tax purposes and $3.9 million for state tax purposes, which expire in varying amounts through 2021 and 2006, respectively. However, the utilization of net operating loss carryforwards may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Without considering Now Solutions' operation, the Company's operations generate permanent and temporary differences arising from non deductible expense, depreciation, amortization, accrued liabilities and reserves for certain assets. The Company has deferred tax assets of approximately $3.6 million and $3.1 million at December 31, 2002 and 2001, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2002 and 2001. As such, management has recorded a valuation allowance for deferred tax assets at December 31, 2002 and 2001.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12.  Stockholders' Equity

2001

Common Stock

In August 2001, the Company entered into an Equity Line of Credit agreement with Cornell Capital Partners, LP (Cornell) whereby up to $10,000,000 worth of the Company's common stock may be issued for proceeds. Under the agreement of the equity line of credit, the shares must be registered before the issuance and the shares can be purchased at 95% of the closing bid price, on the date of purchase. The equity line of credit contains a commitment fee of $400,000 payable by issuing shares of the Company's common stock in two installments. In September 2001, the Company issued 7,142,857 shares of common stock valued at $200,000 for the first installment payment, which is equal to the fair market value of the shares on the dates of issuance.

During 2001, the Company issued 35,341,058 shares of its common stock for various services. The Company recognized an expense of $572,950 for the services, which is equal to the fair market value of the shares on the dates of issuance.

During 2001, the Company issued 6% convertible debentures for a total of $265,000. The debentures are convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debentures are convertible at the option of the holder, any time after purchase. The Company recognized $66,250 as interest expense in relation to the beneficial feature conversion of the debentures.

Preferred Stock

During 2001, the Company paid cash dividends of $100,000 to the stockholders of Series A preferred stock. In addition, the Company had accrued dividends payable of $513,712 to the stockholders of Series A and C preferred stock at December 31, 2001.

During August 2001, the Company issued 30,000 shares of Series C preferred stock with par value of $100 per share, 4% of cumulated dividend, convertible into 400 shares of the Company's common stock by each share of Series C, valued at $312,000 in connection with the acquitting 100% interest in EnFacet. These shares, which were held in EnFacet's name by the Company, had not been distributed to the employees of EnFacet and were held by the Company at December 31, 2002 and 2001. Accordingly, the value of these shares was eliminated in consolidation.

During November 2001, the Company issued 50,000 shares of Series C preferred stock with par value of $100 per share, 4% of cumulated dividend, convertible into 400 shares of the Company's common stock by each share of Series C, valued at $350,000 in connection with the acquisition of the SiteFlash software. Series C Preferred Stock has cumulative cash dividends accruing at the annual rate of 4% of the liquidation value payable quarterly on the first day of April, July, October and January in each year beginning July 1, 2001. The initial dividend paid after the original issuance of any shares of the Series C preferred stock shall accrue from such date of issuance on a pro rata basis. In the event of liquidation, each share will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock. No dividends were paid in 2001.


2002

Common Stock

During 2002, the Company issued 12,500,000 shares of its common stock to Cornell Capital valued at approximately $199,875 complying the second installment aforementioned, which is equal to the fair market value of the shares on the dates of issuance.

In 2002, the Company issued a total of 51,303,932 shares of its common stock to related parties to replace the shares owned by officers and were disposed by lender to collect $450,000 owed by the Company in connection with a note payable, which is equal to the fair market value of the shares on the dates of issuance. See details in Note 5.

In November 2002, the Company issued 3,000,000 shares of its common stock at $0.057 per share for net proceeds of $17,100.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


In 2002, a total of 37,889,580 shares of the Company's common stock were issued upon conversion in connection with the aforementioned $265,000 in 6% debentures issued in 2001. At December 31, 2002, $160,000 of principal had been converted into the Company's common stock.

During July 2002, the Company issued 5,000,000 shares of its common stock for investor relation services rendered by Equitilink, LLC valued at $23,500, which is equal to the fair market value of the shares on the dates of issuance.

During December 2002, the Company issued 2,000,000 shares of its common stock valued at $11,980 (which is equal to the fair market value of the shares on the dates of issuance.) to Victor Weber, a directors and executive of Government Internet Systems, Inc, an 89% owned subsidiary of the Company.

Preferred Stock

During 2002, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2002, the Company had accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.

 The Company recorded approximately $25,000 of beneficial conversion feature as deemed interest as a result of issuing convertible debentures of $100,000 in 2002.

Note 13.  Stock Options and Warrants

In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986) and non-statutory Options. Under the stock option plan, the Company could issue up to 50,000,000 shares (adjusted post stock split), In January 2002, the Company amended the stock option plan to provide for an additional 10,000,000 shares, for an aggregate maximum of 60,000,000 options to acquire shares of the common stock of the Company under its the stock option plan. The Company intends to register the additional options to acquire the 10,000,000 shares of common stock of the Company in its forthcoming SB-2. Most options issued are non-assignable, non-transferable, vested on the date of grant, and usually expire three years from the date of grant.

2001

During 2001, the Company granted warrants to purchase an aggregate of 80,763,943 shares of the Company's common stock to Arglen for its efforts to bring in the transaction to acquire 60% interest in Now Solutions. These warrants was valued at $798,500 based on Black-Scholes option pricing model. The Company intends to cancel the foregoing warrants as part of its legal action with Arglen.

During 2001, the Company granted three-year stock warrants to purchase aggregate 22,700,000 shares of common stock at an exercise price of ranging from $0.012 to $0.10 per share to eight employees. Of the 22,700,000 warrants, 20 million warrants are vested in equal amounts per month over a three-year period. The remaining 2,700,000 warrants were vested immediately. These warrants are non-assignable and non-transferable. The Company did not record any employee stock compensation by adopting APB. No. 26 whereas the fair value of these warrants on the grant date was $232,996 based on Black-Scholes option pricing model.

During 2001, the Company granted warrants to purchase aggregate 22,723,456 shares of common stock with exercise price ranging from $0.012 to $ 0.30 to individuals for services provided. These warrants are non-assignable and non-transferable, were exercisable over a three to five year period from the date of grant, and vest in immediately. The Company recorded $193,885 as non-cash and non-employee stock compensation based on Black-Scholes option pricing model.

During 2001, the Company granted three-year warrants to purchase 500,000 shares of common stock with exercise price of $0.028 per share to a lender. These warrants are non-assignable and non-transferable and vested immediately. The Company recorded $3,763 as deemed interest expense based on Black-Scholes option pricing model.

During 2001, the Company granted three-year incentive stock options to purchase aggregate 7,590,000 shares of common stock at an exercise price of ranging from $0.014 to $0.086 per share to 22 employees and 8 consultants. These incentive stock options were vested immediately. The Company did not record any employee stock compensation by adopting APB. No. 25 whereas the fair value of these warrants on the grant date was $14,948 based on Black-Scholes option pricing model.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

During 2001, the Company granted three-year incentive stock options to purchase aggregate 3,500,000 shares of common stock at an exercise price of ranging at $0.01 per share to three outsiders of iNet. These incentive stock options were vested immediately. The Company recorded non-cash stock compensation expense of $9,406 on the grant date based on Black-Scholes option pricing model.

During 2001, the Company granted three-year non-statutory stock options to purchase aggregate 1,500,000 shares of common stock at an exercise price of ranging from $0.041 to $0.086 per share to five outsiders for their service provided. These non-statutory stock options were vested immediately. The Company recorded non-cash stock compensation expense of $853 on the grant date based on Black-Scholes option pricing model.


2002

During 2002, the Company granted warrants to purchase 8,688,312 shares of common stock with exercise price ranging from $0.005 to $ 0.03 to individuals for services provided. These warrants are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2002 and 2003, as applicable. The Company recorded $42,419 as non-cash and non-employee stock compensation based on Black-Scholes option pricing model.

During 2002, the Company granted warrants to purchase an aggregate of 6,250,000 shares of common stock with exercise price ranging from $0.0075 to $0.010 to the people providing services to Government Internet Systems, Inc., the Company's 89% owned subsidiary. These warrants are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest immediately. The Company recorded stock compensation expense of $23,467 based on the Black-Scholes option-pricing model.

During 2002, the Company granted, but did not deliver three-year warrants with an exercise price of $0.025 to purchase 1,500,000 shares each to Basil Nikas and Robin Mattern and 500,000 shares to Wayne Savage in January 2002. The warrants were issued in connection with an option agreement whereby the Company could acquire a 56% ownership interest in iNet. Mr. Nikas, Mr. Mattern, and Mr. Savage are executives of iNet. The fair market value of these warrants at the date of grant was $35,712 based on the Black-Scholes option-pricing model. In the event that the Company does not acquire a majority interest in iNet, these warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants granted in January 2002 until a resolution is reached.

During 2002, the Company granted three year warrants to purchase 3,700,000 shares of common stock at an exercise price of ranging from $0.003 to $0.015 per share to third party lenders in connection with securing funds of an aggregated amount of $112,500 through issuing notes payable to these lenders. These warrants vested upon issuance. The Company recorded $13,640 based on the Black-Scholes option-pricing model.

In June and August 2002, the Company granted three-year warrants to purchase 4,000,000 shares of its common stock to three employees at an average share price of $0.010. These warrants are non-assignable and non-transferable. The Company recorded stock compensation expense of $16,098 based on Black-Scholes option pricing model.

In December 2002, the Company granted three-year stock warrants to purchase to 6,600,000 shares of common stock at an exercise price of $0.010 per share to six employees. The warrants vest in equal amounts per month over a one-year period. These warrants are non-assignable and non-transferable. The Company did not record any employee stock compensation by adopting APB. No. 26 whereas the fair value of these warrants on the grant date was $25,664 based on Black-Scholes option pricing model.

During 2002, the Company wrote off a subscription receivable of $2,000 due in relation to warrants that were expired.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Option and warrant activities in 2001 and 2002 were summarized is as follows:

                                                                            Non-                                 Weighted
                                                       Incentive          Statutory                              Average
                                                         Stock              Stock                                Exercise
                                                        Options            Options            Warrants            Price
                                                   ------------------  ----------------   -----------------  -----------------
Outstanding at 01/01/01                                    5,700,000        28,300,000           2,628,787   $          0.233

Options/Warrants granted with an exercise
   price of $0.01 to $0.11 per share                      11,090,000         1,500,000         126,687,399              0.082
Options/Warrants exercised                                        --                --                  --
Options/Warrants expired                                          --                --           (250,000)              0.160
                                                   ------------------  ----------------   -----------------  -----------------
Outstanding at 12/31/01                                   16,790,000        29,800,000         129,066,186(1)           0.113
                                                   ==================  ================   =================  =================
Options/Warrants granted with an exercise
   price of $0.003 to $0.11 per share                             --                --          32,738,312              0.006
Options/Warrants exercised                                        --                --                  --                 --

Options/Warrants expired                                 (3,200,000)      (15,000,000)                  --              0.025
                                                   ------------------  ----------------   -----------------  -----------------
Outstanding at 12/31/02                                   13,590,000        14,800,000         161,804,498   $          0.103
                                                   ==================  ================   =================  =================


(1) The Company intends to cancel warrants to purchase 80,763,943 shares of common stock to Arglen Acquisitions (LLC) in connection with Now Solutions as part of its legal action with Arglen.


Information relating to stock options/warrants at December 31, 2002, summarized by exercise price, is as follows:

                                                               Outstanding                               Exercisable
                                              -----------------------------------------------   ------------------------------
                                                             Weighted Average                         Weighted Average
                                              -----------------------------------------------
                                                                  Life           Exercise                          Exercise
Exercise Price Per Share                         Shares         (Months)           Price           Shares           Price
                                              --------------   ------------    --------------   -------------    -------------
Incentive Stock Options:
         $0.01 - $0.09                           13,115,000          19.82    $        0.025       13,115,000  $        0.025
         $0.10 - $0.47                              475,000           6.93    $        0.466          475,000  $        0.466
                                               -------------   ------------     -------------   --------------   -------------
                                                 13,590,000          19.39    $        0.040       13,590,000  $        0.040
                                               -------------   ------------     -------------   --------------   -------------

Non-statutory Stock Options:
         $0.01 - $0.10                            3,500,000          13.28    $        0.033        3,500,000  $        0.033
         $0.11 - $1.25                           11,300,000           9.45    $        0.600       11,300,000  $        0.600
                                               -------------   ------------     -------------   --------------   -------------
                                                 14,800,000          10.36    $        0.047       14,800,000  $        0.047
                                               -------------   ------------     -------------   --------------   -------------

Warrants (1)
               $0.003 - $0.100                  133,505,757          18.90    $        0.057       81,584,443  $        0.043
               $0.101 - $0.350                   28,298,741          32.73             0.162       14,965,498           0.217
                                               -------------   ------------     -------------   --------------   -------------
                                                161,804,498          21.32    $        0.076       96,549,851  $        0.070
                                               -------------   ------------     -------------   --------------   -------------


         (1) The  Company  intends to cancel  warrants  to  purchase  80,763,943 shares of common stock to Arglen Acquisitions, (LLC, in connection with Now Solutions as part of its legal action with Arglen.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The range of assumptions used in the Black Scholes option pricing model in 2002 and 2001 were as follows:

                                 December 31,
                                 ---------------------------------------------
                                 2002                     2001
                                 -------------------      --------------------

Discount rate - bond yield rate  4.00                %    4.00                 %
Volatility                       83 - 187            %    51 - 85              %
Expected life                    1.5 to 2.0 years         1.5 - 2.0 years
Expected dividend yield          -                        -


Note 14.  Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2002 and 2001 are as follows:
                                                      December 31,
                                               -------------------------
                                                 2002             2001
                                               --------         --------
                Cash paid for interest         $402,353         $342,326
                                               --------         --------

Non-cash activities for the years ended December 31, 2001 and 2000 were as follows:

                                                                                                     December 31,
                                                                                          ------------------------------------
                                                                                               2002                 2001
                                                                                          ----------------     ---------------
Series A cumulative stock dividends                                                       $       400,000      $      488,712
Series C cumulative stock dividends                                                               200,000              25,000
Replacement of 51,303,932 shares of common stock to officers for call of
collateralization on delinquent note payable                                                      450,000                  --
Conversion of debentures to 37,889,580 shares of common stock                                     161,616                  --
Issuance of warrants to officers and directors of GIS                                              23,467                  --
Issuance of warrants for consulting services                                                       42,419                  --
Issuance of warrants for iNet option agreement                                                     35,712                  --
Issuance of warrants with notes payable                                                            13,640                  --
Issuance of warrants for employee retention                                                        16,098                  --
Issuance of 2,000,000 shares of common stock for fees on notes payable                             12,000                  --
Debt incurred to acquire Now Solutions - net of a discount of $79,042                                  --           6,020,958
Issuance of 30,764,943 warrants to purchase shares of the
Company's common stock for the acquisition of Now Solutions                                            --             798,500
Liabilities in excess of assets acquired for the acquisition of Enfacet                                --             757,075
Issuance of 12,500,000 and 7,142,857 shares of the Company's common stock
for the equity line of credit with Cornell Capital                                                200,000             200,000
Issuance of 8,000,000 shares in 2002 and 35,341,058 shares in 2001 of the Company's
common stock for professional services                                                             46,100             572,950
Issuance of 50,000 shares of series C preferred 4% cumulative
convertible stock for the acquisition of intellectual property                                          -             350,000
Non-employee compensation expense for stock options issued                                              -             207,903
Beneficial Conversion on 6% convertible debentures issued                                          25,000              66,250

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 15.  Commitments and Contingencies

Commitments

The Company leases a building expiring in December 2004. Future minimum rental payments required in excess of one year at December 31, 2002 are as follows:

   Year ending December 31,                              Amount
   ---------------------------------------------------------------
            2003                                      $  250,300
            2004                                         114,235
            Total                                     $  364,535
   ===============================================================

Rental expense for the years ended December 31, 2002 and 2001 was approximately $305,932 and $321,673, respectively.


Commitments Related to Now Solutions

In connection with the Ross Acquisition (Ross), Now Solutions agreed to pay Ross an additional $750,000 if new license sales, within the first year of the purchase exceed $9,800,000 or if new license sales are less than $9,800,000 but greater than $8,500,000, Now Solutions will pay Ross an additional $250,000. Within the second year from the purchase date of Now Solutions, if new license sales exceed $11,500,000, Now Solutions will pay Ross an additional $250,000. For each additional $500,000 of new license sales, in excess of the maximum earn-out amount, in either the first or second year from the purchase date, Now Solutions will pay Ross a bonus of $100,000, limited to a maximum of $250,000 for the first year and $500,000 for the second year.

The Company has an operation agreement with Now Solutions under which Now Solutions agreed to pay the Company an annual management fee of $50,000. The management fees are payable on a monthly basis. Now Solutions shall distribute 50% of the taxable income on a quarterly basis to its members according to their ownership. Additionally, once Now Solutions' initial bank financing is fully paid down, Now Solutions shall pay back the initial capital infusion of $1 million to the Company by paying $50,000 per month for twenty months.


Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every 6 months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2002 and 2001, respectively.


Employment Contracts

In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of five-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and five-year warrants to purchase 600,000 shares of the Company's common stock. The

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


warrants vest over a 36 month period in equal amounts on a monthly basis from the date of issuance. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and his all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade has deferred his compensation (which was fully accrued) since January 1, 2002.

In January 2000, the Company executed an employment agreement with Luiz Valdetaro pursuant to which Mr. Valdetaro serves as Chief Technology Officer of the Company. Pursuant to the terms of the agreement, Mr. Valdetaro receives an annual base salary of $150,000. Mr. Valdetaro is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Valdetaro's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. This agreement expired on December 31, 2002. Mr. Valdetaro has deferred $135,000 of his salary in 2002, and all of his salary to date in 2003.

In July 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series C preferred stock of the pool of 30,000 shares of Series C preferred stock, which were reserved in connection with the purchase of Company's subsidiary, EnFacet, Inc. These shares of Series C preferred stock may be converted into 3,000,000 shares of Company's common stock. The Company is required to register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement. As of September 30, 2002, management's opinion is that the shares of 7,500 Series C preferred stock have not been earned and accordingly the shares have not been issued.


Litigation

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.


Two legal proceedings were resolved in 2002. The first case entitled, Margaret Greco, et al., v. Vertical Computer Systems, Inc., filed in United States District Court for the Eastern District of New York (Case No. 00 Civ. 6551
(DRH)), involves allegations that the plaintiffs sustained damage as a result of an alleged improper rescission of a subscription agreement based on a November 1999 private placement memorandum. Plaintiffs sought in excess of $18 million in damages based on the alleged increase in value of the stock since the private placement. The Company successfully prevailed in a motion for summary judgment and the case has been dismissed in its entirety.

A second matter, entitled La Societe Francaise de Casinos v. Vertical Computer Systems, Inc., was filed in Los Angeles County, California, Superior Court, on January 19, 2001. This action was filed by a former customer ("Le Societe") of Externet World, Inc., a wholly owned subsidiary, which claimed that the Company was liable to it for in excess of $500,000 in costs allegedly paid for an Internet casino software package to be developed and maintained by Externet World, Inc. The plaintiff also alleged that the Company has breached an agreement to pay the disputed sums flowing out of its October 2000 settlement of litigated matters with two former shareholders of the Company. A settlement agreement has been executed and a dismissal was filed in January 2002. As part of the settlement agreement, the parties agreed that La Societe received $400,000 and the remaining $100,000 held in escrow, net of approximately $35,000 in other costs, was distributed 60% to the Company and 40% to Externet World, Inc. At December 31, 2002, $400,000 has been paid to La Societe and the remaining amounts were distributed pursuant to the settlement agreement.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


In addition, we are involved in the following additional ongoing matters.

The Company is currently involved in a dispute with Arglen regarding issues related to Now Solutions. In April 2002 the Company appointed the fifth representative of Now Solutions' Executive committee giving the Company three representatives. Also in April 2002, the Company received a letter from Arglen accusing the Company of defaulting on its obligations under Now Solutions' Operating Agreement by failing to obtain a waiver of default from Coast. The letter further stated that the default has triggered the dissolution of Now Solutions, and authorizes Arglen to acquire the Company's ownership interest in Now Solutions at a discounted price. In May 2002, the Company demanded arbitration from Arglen seeking to enforce its rights under the Operating Agreement. Also in May 2002, Arglen filed a Demand for Arbitration and Statement of Claim against the Company. In its demand, Arglen alleged that the Company was in default of its obligations under the Operating Agreement. Arglen also sought to enjoin the Company from appointing a fifth member of the Executive Committee of Now Solutions and other actions, as well as seeking specific performance of the default provisions of the Operating Agreement, including the right to purchase the Company's interest in Now Solutions. The Company believes Arglen's allegations are without merit. In August 2002, the Company prevailed on four of the five motions and remains in control of the executive committee with three of the five representatives on the committee. The only restriction until the outcome of arbitration is that the Company is not allowed to increase its management fees or any other monies other than for reimbursement for insurance incurred by the Company on behalf of Now Solutions. In July 2003, the Company filed a motion to permit Now Solutions, LLC to make certain distributions permitted under the Now Solutions' LLC operating agreement to the Company.

The Company learned of an alleged employment agreement between Now Solutions and Garry Gyselen ("Gyselen"), the suspended Chairman of Now Solutions, whereby Gyselen would be engaged for a term of three years at a salary of $150,000 per annum. The agreement was executed by Gyselen, acting in the capacity of Chairman on behalf of Now Solutions and Gyselen, signing on his own personal behalf as the executive. The agreement is undated. Now Solutions' corporate legal counsel has informed its management and its executive committee that the employment agreement is invalid in their legal opinion. Gyselen, in his own declaration of the preliminary injunction, declares that the employment agreement is "entirely inoperative." Gyselen has not provided Now Solutions with any written acknowledgment confirming that the agreement is null and void.

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley, and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. Plaintiffs seek damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerns offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured).

In conjunction with the Company's lawsuit, Now Solutions is withholding its payments on the remaining $750,000 note due February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note. In March 2003, Ross filed a motion for summary judgment in lieu of a complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

On December 21, 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet under which the Company would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company is required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant three-year stock options to three iNet executives, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares of the Company's common stock, respectively. These stock options were issued in 2001. At December 31, 2002 the Company has paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.010, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets). The Company would need to raise additional capital in order to pay the cash portion of the exercise price, which is $860,000. In addition, in order to exercise the option, the Company must issue 70,000 shares of Series C preferred stock and grant additional three-year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of the Company's common stock each to Nikas and Mattern and 2,000,000 shares of the Company's common stock to Savage, at a strike price of $0.025 per share. Of these warrants and options, the Company issued but did not deliver 1,500,000 warrants each to Mr. Nikas and Mr. Mattern and 500,000 warrants to Mr. Savage in January 2002. The fair market value of these warrants at the date of grant was $35,713. In the event that the Company does not acquire a majority interest in iNet, these options and warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

Note 16.  Subsequent Events

In January 2003, the Company's  subsidiary,  Government  Internet Systems,  Inc.
(GIS) retained David Kinney to serve CTO. The Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive. In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Kinney has the option to become a salaried employee for two years at an annual salary of $125,000. The warrants, at the time of issuance, had a fair market value of $2,441 based on Black-Scholes option pricing model).

In January 2003, the Company issued a $10,365 promissory note bearing interest at 10% per annum to a consultant of the Company's subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments.

In March 2003, in connection with a settlement agreement between the Company and M.S. Farrell concerning claims by each party over a consulting agreement entered into between the parties in July 2001, the Company issued a promissory note in the principal amount of $23,030 bearing interest at 12% per annum to a member of M.S. Farrell. The note is payable in installment payments of $2,500 per month beginning in July 2003 until the principal, and all interest, fees, charges, and other amounts owing hereunder have been paid in full.

In January 2003, the Company issued a $10,365 promissory note bearing interest at 10% per annum to a consultant of the Company's subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments.

In March 2003, in connection with a settlement agreement between the Company and M.S. Farrell concerning claims by each party over a consulting agreement entered into between the parties in July 2001, the Company issued a promissory note in the principal amount of $23,030 bearing interest at 12% per annum to a member of M.S. Farrell. The note is payable in installment payments of $2,500 per month beginning in July 2003 until the principal, and all interest, fees, charges, and other amounts owing hereunder have been paid in full.

In March 2003, the parties amended the $280,000 note issued in November 2001 in connection with the purchase of the SiteFlash technology assets of Adhesive Software. Pursuant to the amendment in which waived any current default, the note will be payable $5,000 monthly payments beginning in June 2003 which will be raised to $10,000 payments beginning in January 2004 (until all principal and interest have been paid in full) in exchange for increasing the interest rate to 12% which will be accrued from the date the note was issued. In connection with this amendment, the parties also agreed to amend the put and call agreement note issued in October 2002, whereby the Company issued 1,000,000 shares of its common stock in lieu of issuing 2,500 shares of the Company's Class C preferred stock to Paradigm, when the Company did not purchase the underlying common stock represented by 12,500 shares of the Company's Class C Preferred Stock in March 2003.

In April 2003, Globalfare.com, Inc. a 100% Subsidiary of the Company, entered into a services agreement with Zegato Solutions, Inc. ("Zegato") for planning, booking, and fulfilling leisure (personal) travel conducted in conjunction with official travel and personal travel not in conjunction with official government travel. Pursuant to the terms of the agreement, Globalfare.com, with its partners, shall provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, including sales of Picasso Travel, Inc. travel packages, as such sales may be made for leisure customers in connection with the Zegato travel system. In connection with the terms of the agreement, Zegato shall receive a commission on the gross profit for all sales.

In April 2003 the Company and Infotec, Inc. a Japanese corporation entered into a software reseller agreement whereby Infotec shall market, distribute, provide maintenance and technical support for the Company's SiteFlash software product in the territory of Japan.

In April 2003, the Company issued five-year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.010 per share to Wolman, Babbitt, & King for legal services rendered to the Company. The fair value of warrants at the time of issuance was $15,009 based on Black-Scholes option pricing model.

In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. In October 2000, the Company had agreed to provide $250,000 in funding to TranStar in exchange for a 30% equity interest. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock. Radlovic is the President and CEO of TranStar.

In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

In April 2003, the Company and Mike Radlovic ("Radlovic") entered into a marketing agreement whereby Radlovic will refer leads to the Company to certain retail chain outlets stores and restaurants for the Company's AffiliateFlash product in exchange for commissions on sales.

In April 2003, the Company issued a $25,000 promissory note bearing interest at 10% per annum to a consultant of the Company's subsidiary, EnFacet, Inc., to a third party consultant for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 which will be increased to $2,000 beginning in October 2003.

In April 2003, the Company issued 1,100,000 shares of common stock to a third party consultant and extended 750,000 options and 750,000 warrants issued in November 2001 at an exercise price of $0.025 per share for one more year in connection with consulting services.

In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby $10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in cash or a convertible debenture to be issued to Cornell and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 5 days prior to conversion.

                Vertical Computer Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2008. The debenture may be redeemed for 120% of the principal plus interest for up to 120 days after purchase. After 120 days have passed from the date of purchase, the holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the five trading days prior to the conversion. As of June 26, 2003 no conversions have taken place.

In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes are due in June 2003. Vertical has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 each note and issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.0075 per share to each lender. The fair value of warrants issued at the grant date was $2,440 based on Black-Scholes option pricing model. In connection with these loans, the Company also issued five-year warrants to purchase 250,000 shares of the company's common stock at an exercise price of $0.0075 per share to a third party consultant. The fair value of warrants issued at the grant date was $1,220 based on Black-Scholes option pricing model.

The following disclosures are not audited:

In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, The Company issued 15,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $60,000.

In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interests at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of a $650,000 note issued by Now Solutions to the Company to secure the loan. In addition, if the lender loans the Company an additional $260,000 by August 8, 2003, then the parties agreed that the lender shall receive from the Company a $50,000 commitment fee, which will be incorporated into a promissory note with a principal of $310,000, due March 31, 2004, and bearing interest at a rate of 10% per annum, 5 year warrants to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, and 15,000 shares of Series "C" preferred convertible stock of the Company. If the lender loans the Company $260,000, then the pledge agreement shall be cancelled and the Company will assign all of its rights in the $650,000 note issued by Now to the Company. In connection with the $90,000 loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In exchange the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003.

In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled two notes, each with a principal amount of $65,000 and $45,000 issued in December 2002 and Vertical issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, Vertical paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

Note 17.  Concentration of Risk

During fiscal 2002, 98% of the Company's net sales were made up of Now Solutions' client base. Now Solutions had two clients who accounted for approximately $8.7%% of its total revenues. During fiscal 2001, Now Solutions had one client who accounted for approximately 5.6% of its total revenues. At December 31,2002, Now Solutions had a single customer that accounted for approximately 10% of its total accounts receivable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's present directors and executive officers are as follows:

 Name                    Age     Position
 ----                    ---     --------
 Richard S. Wade         59      President, Chief Executive Officer and Director
 William K. Mills        45      Secretary and Director

Richard S. Wade, Age 59, President, Director

         Richard S. Wade is President of the Company and has been a director since October 1999. Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now the Company in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications. In March 1998, Struthers Industries, Inc. filed a petition for bankruptcy under the Bankruptcy Act. Prior to these executive positions, Mr. Wade spent over ten years with Duty Free Shoppers, Inc., culminating in his attaining the position of President, U.S. Division from 1978 to 1981. Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, and financial matters. Mr. Wade is a certified public accountant, earning his Bachelor of Science in Accounting at Brigham Young University and a Master of Science in Business Policy from Columbia University Business School.


William K. Mills, Age 45, Secretary, Director

         William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills & Patel LLP, where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D'Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College. Active in professional and community organizations, he has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills has also served on the boards of the Didi Hirsch Dental Health Foundation, the United Way's Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission, and the Los Angeles County Judicial Procedures Commission.

         There are no family relationships between any of the executive officers or directors.

         Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

         The Company's former directors were Dr. Terry Washburn, who became a director in June 2000 and resigned in April 2001, and Gary Freeman, who became a director in February 2001 and resigned in April 2001.

Compliance With Section 16(a) Of The Exchange Act Of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange
Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2002 with the following exception:
Richard wade did not timely file Changes in Beneficial Ownership on Form 4 or his Form 5. With respect to any former directors, officers, and ten percent (10%) stockholders of the Company, the Company does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Significant Employees


         Luiz Valdetaro, Age 44, Chief Technology Officer and the Chief Accounting Officer

         Mr. Valdetaro was previously a consultant (1993-1997) and Chief Technology Officer (1997-1999) of Diversified Data Resources, a software company. Mr. Valdetaro helped to implement the first PC to Mainframe in Latin America in the late 1970s. Mr. Valdetaro also developed a product called ACE. ACE, an expert based system written in C and assembler using HLLAPI to automate the operations of IBM mainframes, was sold to Diversified Data Resources in 1991. Mr. Valdetaro, a member of Who's Who Executive Club prior to being Chief Technology Officer of Diversified Data Resources, was a Senior Systems Engineer for System/One and EDS, after System/One was acquired by EDS. Prior to that he was a senior systems engineer for Bank of America. Mr. Valdetaro is a graduate of Pontific Catholic University, Rio de Janeiro, Brazil with a B.S. in Electronic Engineering and a M.S. in Systems Engineering.


         Aubrey McAuley, Age 39, Executive VP, Product Development And Sales Support

         Mr. McAuley is the founder and chief architect behind Vertical's award-winning SiteFlash products. His expertise is tightly focused on developing core technical frameworks and leveraging these frameworks to solve complex real-world business problems. He has operational responsibility for customer sales support, customer implementation projects, and product research and development. He is also charged with combining business and technical perspectives to guide product development such that our company and product are well positioned to capitalize on the markets of the future. Mr. McAuley has spent the last 17 years researching, writing about, and creating software solutions for the integration of computer technology in complex business environments, including industrial design and manufacturing, high-volume print and multimedia production, and massive online repurposing. He has been managing the product development and professional services teams for SiteFlash and its predecessors since 1994.


         Stephen O. Rossetti, Age 52, Executive V.P. Government Affairs; Chairman and CEO, Government Internet Systems, Inc.

         As a former senior staff member of the House Armed Services Committee and as director of the Readiness Subcommittee staff, Stephen Rossetti brings his extensive government experience and crucial contacts to the Company. As director of the Readiness Subcommittee staff, Mr. Rossetti helped to oversee nearly $90 billion in annual spending of the Department of Defense and management of the $16 billion defense business and service structure. He also was responsible for the oversight of the Department of Defense information technology program, financial programs, infrastructure, military readiness, and counter-terrorism including chemical and biological weapons preparedness and response. In 1998, the White House appointed Mr. Rossetti to reform Pentagon business processes, including service as Chairman of the Defense Travel Board to overhaul the Department's travel and relocation services for its 4 million employees. During his tenure with the U.S. Federal government, he worked with the Senate and House Government Reform Committees, Budget Committees, Armed Services Committees, Appropriations Committees, and Federal Agencies. In 1996, he was appointed Executive Director for Morale, Welfare and Recreation and Resale Activities in the Office of the Secretary of Defense where he oversaw on-base military businesses with annual revenue of $16 billion. In 1999, he was appointed to serve as the Director of the Department of Defense integrated travel and relocation office. Mr. Rossetti has received several honors for his service from the Congress, the President, and the Secretary of Defense. Since January 2001, he served as President of Markquest, a lobbying and consulting practice in Washington D.C. He now serves as our Executive Vice-President of Government Affairs.

         Laurent Tetard, Age 33, Director Of Operations

         Mr. Tetard joined the Company Externet World, Inc., where he oversaw business development, managed software design projects and handled daily operations. His responsibilities included working with clients and strategic partners to develop business plans, implement strategies and methodologies to support software development. Combining his education and experience, Mr. Tetard has specialized in managing design, implementation, documentation and installation of Internet compatible applications. From 1994 to 1996, Mr. Tetard was a Public Relations Officer with the French Air Force, in Toulouse, France. Earlier in his career, he completed a thesis in collaboration with the French Aeronautics and Space Research Center (ONERA) and served engineering internships at Aerospatiale Matra S.A. Mr. Tetard is an honor's graduate of the noted French Ecole Nationale Superieure D'arts et Metiers (ENSAM), with a BS in Engineering and a MS in Multidisciplinary Engineering.


Significant Employees of Now Solutions, LLC

         Marianne M. Franklin, Age 43, President and CEO

         Marianne M. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings extensive experience in the payroll and human resources industry, which included over 8 years working with this product, under Ross Systems, most recently as Vice-President of North American sales. As Vice-President, she built a respected sales division for North America and increased sales revenue by 200% over a three-year period. Prior to this function, she was Director of Ross' Canadian Operations where she grew customer base by 400% over a four-year period. Her background also includes 2 years with ADP and 13 years in the banking industry, working with their payroll products.

         Kent Orgain, Age 52, Vice-President Of Development

         Mr. Orgain joined Ross Systems in 1993. From 1989 to 1993, he was Application Maintenance Manager for Tesseract Corporation, a human resources management software vendor. From 1985 to 1989, Mr. Orgain was a member of the technical management staff at Argonaut Information Systems, the original developer of the human resources and payroll product acquired by Ross Systems. Mr. Orgain came from Ross Systems, where he was director of product development for human resources and payroll product. As Vice President, Mr. Orgain manages the overall development and direction of the product and the technology. His responsibilities include supporting the multiple platforms, operating systems and database platforms as well as deciding the future technology of the product suite.

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

         Carmelina Uggenti, Age 44, Vice-President, Sales And Marketing Support

         Ms. Uggenti has the overall responsibility for Now Solutions' global sales, pre-sales, professional services pre-sales and marketing. Prior to this position, Ms. Uggenti had joined Ross Systems, Inc. in January 1994 as a Senior Consultant/Project Manager in the Human Resources/Payroll Professional Services department. In 1998 she became responsible for the pre-sales organization.
During her tenure, she has assisted in expanding the client base in her territory by 200%.

         Former Executives of Now Solutions

         Stephen Gunn, was the Chief Financial Officer at Now Solutions. Mr. Gunn's services on behalf of Now Solutions terminated in June 2003.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2002, 2001 and 2000 to the Company's three highest paid executive officers, who were employed by the Company as of December 31, 2002. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                      Annual Compensation                       Long-Term Compensation
                          -------------------------------------------    ------------------------------------
                                                                                   Awards             Payouts
                                                                         ---------------------        -------
                                                            Other       Restricted
Name and                                                    Annual        Stock         Options/       LTIP       All Other
Principal Position        Year      Salary     Bonus     Compensation    Award(s)         SARs        Payouts   Compensation
------------------        ----      ------     -----     ------------    --------         ----        -------   ------------
                                     ($)        ($)          ($)           ($)            (#)           ($)          ($)
                                    ------     -----     ------------    --------         ----        -------   ------------
Richard Wade,(1)          2002    $300,000(1)       --         --             --     20,600,000(1)        --            --
President and Chief       2001    $162,500          --         --             --        250,000(1)        --            --
Executive Officer         2000    $145,000          --         --             --                --        --            --

Luiz Valdetaro, (2)       2002    $150,000          --         --             --         1,000,000        --            --
Chief Technology          2001    $150,000
Officer                   2000    $145,000          --         --             --                --        --            --

Aubrey McAuley (3         2002    $120,000          --         --             --                --        --            --
Executive V.P., Product   2001          --          --         --             --                --        --            --
Development & Sales       2000          --          --         --             --                --        --            --
Support

Laurent Tetard (4)        2002    $105,000          --         --              -         1,500,000        --            --
Director of Operations    2001     $85,000          --         --              -           500,000        --            --
                          2000     $48,000          --         --              -         1,000,000        --            --

James Salz (5)            2002    $100,000          --         --              -         5,000,000        --            --
Corporate Counsel         2001     $17,500          --         --              -           200,000        --            --
                          2000          --          --         --              -                --        --            --


         No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2000, 2001 or 2002.

(1) Mr. Wade deferred $300,000 of his salary in 2002. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, is entitled to purchase up to 20,600,000 shares of common stock at a strike price of $0.10 vesting in equal monthly amounts over a 36 month period. Mr. Wade also serves as a Director of the Company. As a Director, he is entitled to options to purchase up to 250,000 shares of Common Stock that expire 3 years after the date of grant or on February 5, 2004.

(2) Mr. Valdetaro deferred $137,500 of his salary in 2002. Mr. Valdetaro was also granted 3 year warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.005 per share in connection with a loan he made to the Company.

(3) Mr. McAuley's salary was raised in July 2002 to $120,000 pursuant to an employment agreement. Mr. McAuley has deferred payment of $92,500.


(4) Mr. Tetard has deferred payment of $65,625 of his salary in 2002. In December 2000, Mr. Tetard was issued stock options to purchase 1,000,000 shares of common stock of the Company. These options were extended in December 2002 for 1 year and will expire in December 2003.


(5)      Mr. Salz has deferred payment of $58,333 of his salary in 2002.

The table below shows information regarding options granted to the named officers in 2002:

                                                    OPTIONS/SAR GRANT TABLE
---------------------------------------------------------------------------------------------------------------------------------
                      No. of         % Total
                    Securities     Options/SARs                                                                         Vesting
                    Underlying      Granted to                               Extended                       Option       from
                   Options/SARs     Employees     Exercise or   Expiration     Post     Strike    Grant      Price      Grant
Name                 Granted        in 2002(1)     Base Price      Date        Split     Price     Date    Extension     Date
----                 -------        ----------     ----------      ----        -----     -----     ----    ---------     ----
                       (#)              (%)      ($ Per Share)
                     -------        ----------     ----------
Luiz
Valdetaro(2)       1,000,000            9.4%          $0.005     08/20/05    1,000,000   $0.005  08/20/02       5,000  Immediate


Laurent
Tetard(3)          1,500,000           14.1%          $0.010     12/02/06    1,500,000    $0.01  12/02/02     $15,000   1 year


James Salz         2,500,000           47.2%          $0.012     06/21/05    2,500,000   $0.012  06/21/02     $30,000  Immediate
                   2,500,000                          $0.010     12/02/06    2,500,000   $0.010  12/02/02     $25,000   1 year

(1) The Company issued a total of 10,600,000 stock options and warrants in 2002 to employees of the Company, which does not include 9,688,312 warrants issued to consultants of the Company nor does it include
         2,000,000 warrants issued to directors and executives of Government Internet Systems, Inc., the Company's 89% owned subsidiary .


(2) Mr. Valdetaro was granted 1,000,000 warrants in consideration of a loan he made to the Company in August 2002.


(3) Mr. Tetard's options to purchase 1,000,000 shares of common stock of the Company were extended for an additional year in December 2002. The options expire in December 2003.


The below table shows information aggregate options held by the named officers at the end of 2002.

                       YEAR-END OPTION VALUES (2001-2002)

                             No. of Securities Underlying
                                 Options/SARs Granted         Value of Unexercised in-the-Money
                              As Of Fiscal Year End 2002     Options at Fiscal Year End 2002 (1)
                             ----------------------------      --------------------------------
       Name                  Exercisable    Unexercisable      Exercisable        Unexercisable
       ----                  -----------    -------------      -----------        -------------
       Richard Wade (2)          7,938,889      12,911,111                 --                  --


       Luiz Valdetaro            1,000,000              --


       Laurent Tetard(3)         1,500,000       1,500,000                 --                 --


       Jim Salz                  2,700,000       2,500,000                 --                 --



(1)      Based on Share Price of $0.0086 on December 31, 2002.


(2) Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, is entitled to purchase up to 20,600,000 shares of common stock at a strike price of $0.10 Stock Options and Warrants that vest in equal amounts each over a 36 months period. Mr. Wade also serves as a Director of the Company. As a Director, he is entitled to options to purchase up to 250,000 shares of common stock of the Company at a strike price of $0.086 that expire 3 years after the date of grant or on February 5, 2004. These warrants have vested.


(3) In December 2000, Mr. Tetard was issued stock options to purchase 1,000,000 shares of common stock of the Company. Theses warrants were extended in December 2002 for 1 year and will expire in December 2003.

Stock Option Plan.

         In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986) and non-statutory Options. Under the stock option plan, the Company could issue up to 50,000,000 shares (adjusted post stock split), In January 2002, the Company amended the stock option plan to provide for an additional 10,000,000 shares, for an aggregate maximum of 60,000,000 options to acquire shares of the common stock of the Company under its the stock option plan. The Company intends to register the additional options to acquire the 10,000,000 shares of common stock of the Company in its forthcoming SB-2. Most options issued are non-assignable, non-transferable, vested on the date of grant, and usually expire three years from the date of grant.


2001

         During 2001, the Company granted warrants to purchase an aggregate of 80,763,943 shares of the Company's common stock to Arglen for its efforts to bring in the transaction to acquire 60% interest in Now Solutions. These warrants was valued at $798,500 based on Black-Scholes option pricing model. The Company intends to cancel the foregoing warrants as part of its legal action with Arglen.

         During 2001, the Company granted three-year stock warrants to purchase aggregate 22,700,000 shares of common stock at an exercise price of ranging from $0.012 to $0.10 per share to eight employees. Of the 22,700,000 warrants, 20 million warrants are vested in equal amounts per month over a three-year period. The remaining 2,700,000 warrants were vested immediately. These warrants are non-assignable and non-transferable. The Company did not record any employee stock compensation by adopting APB. No. 26 whereas the fair value of these warrants on the grant date was $232,996 based on Black-Scholes option pricing model.

         During 2001, the Company granted warrants to purchase aggregate 22,723,456 shares of common stock with exercise price ranging from $0.012 to $
0.30 to individuals for services provided. These warrants are non-assignable and non-transferable, were exercisable over a three to five year period from the date of grant, and vest in immediately. The Company recorded $193,885 as non-cash and non-employee stock compensation based on Black-Scholes option pricing model.

         During 2001, the Company granted three-year warrants to purchase 500,000 shares of common stock with exercise price of $0.028 per share to a lender. These warrants are non-assignable and non-transferable and vested immediately. The Company recorded $3,763 as deemed interest expense based on Black-Scholes option pricing model.

         During 2001, the Company granted three-year incentive stock options to purchase aggregate 7,590,000 shares of common stock at an exercise price of ranging from $0.014 to $0.086 per share to 22 employees and 8 consultants. These incentive stock options were vested immediately. The Company did not record any employee stock compensation by adopting APB. No. 25 whereas the fair value of these warrants on the grant date was $14,948 based on Black-Scholes option pricing model.

         During 2001, the Company granted three-year incentive stock options to purchase aggregate 3,500,000 shares of common stock at an exercise price of ranging at $0.01 per share to three outsiders of iNet. These incentive stock options were vested immediately. The Company recorded non-cash stock compensation expense of $9,406 on the grant date based on Black-Scholes option pricing model.

         During 2001, the Company granted three-year non-statutory stock options to purchase aggregate 1,500,000 shares of common stock at an exercise price of ranging from $0.041 to $0.086 per share to five outsiders for their service provided. These non-statutory stock options were vested immediately. The Company recorded non-cash stock compensation expense of $853 on the grant date based on Black-Scholes option pricing model.

2002

         During 2002, the Company granted warrants to purchase 8,688,312 shares of common stock with exercise price ranging from $0.005 to $ 0.03 to individuals for services provided. These warrants are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2002 and 2003, as applicable. The Company recorded $42,419 as non-cash and non-employee stock compensation based on Black-Scholes option pricing model.
         During 2002, the Company granted warrants to purchase an aggregate of 6,250,000 shares of common stock with exercise price ranging from $0.0075 to $0.010 to the people providing services to Government Internet Systems, Inc., the Company's 89% owned subsidiary. These warrants are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest immediately. The Company recorded stock compensation expense of $23,467 based on the Black-Scholes option-pricing model.

         During 2002, the Company granted, but did not deliver three-year warrants with an exercise price of $0.025 to purchase 1,500,000 shares each to Basil Nikas and Robin Mattern and 500,000 shares to Wayne Savage in January 2002. The warrants were issued in connection with an option agreement whereby the Company could acquire a 56% ownership interest in iNet. Mr. Nikas, Mr. Mattern, and Mr. Savage are executives of iNet. The fair market value of these warrants at the date of grant was $35,712 based on the Black-Scholes option-pricing model. In the event that the Company does not acquire a majority interest in iNet, these warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants granted in January 2002 until a resolution is reached.

         During 2002, the Company granted three year warrants to purchase 3,700,000 shares of common stock at an exercise price of ranging from $0.003 to $0.015 per share to third party lenders in connection with securing funds of an aggregated amount of $112,500 through issuing notes payable to these lenders. These warrants vested upon issuance. The Company recorded $13,640 based on the Black-Scholes option-pricing model.

         In June and August 2002, the Company granted three-year warrants to purchase 4,000,000 shares of its common stock to three employees at an average share price of $0.010. These warrants are non-assignable and non-transferable. The Company recorded stock compensation expense of $16,098 based on Black-Scholes option pricing model.

         In December 2002, the Company granted three-year stock warrants to purchase to 6,600,000 shares of common stock at an exercise price of $0.010 per share to six employees. The warrants vest in equal amounts per month over a one-year period. These warrants are non-assignable and non-transferable. The Company did not record any employee stock compensation by adopting APB. No. 26 whereas the fair value of these warrants on the grant date was $25,664 based on Black-Scholes option pricing model.

         During 2002, the Company wrote off a subscription receivable of $2,000 due in relation to warrants that were expired.

Option and warrant activities in 2001 and 2002 were summarized is as follows:

                                                                            Non-                                 Weighted
                                                       Incentive          Statutory                              Average
                                                         Stock              Stock                                Exercise
                                                        Options            Options            Warrants            Price
                                                   ------------------  ----------------   -----------------  -----------------
Outstanding at 01/01/01                                    5,700,000        28,300,000           2,628,787$             0.233

Options/Warrants granted with an exercise
   price of $0.01 to $0.11 per share                      11,090,000         1,500,000         126,687,399              0.082
Options/Warrants exercised                                         -                 -                   -
Options/Warrants expired                                           -                 -           (250,000)              0.160

                                                   ------------------  ----------------   -----------------  -----------------
Outstanding at 12/31/01                                   16,790,000        29,800,000         129,066,186(1)           0.113
                                                   ==================  ================   =================  =================

Options/Warrants granted with an exercise
   price of $0.003 to $0.11 per share                              -                 -          32,738,312              0.006
Options/Warrants exercised                                         -                 -                   -                  -

Options/Warrants expired                                 (3,200,000)      (15,000,000)                   -              0.025

                                                                                                             -----------------
                                                   ------------------  ----------------   -----------------
Outstanding at 12/31/02                                   13,590,000        14,800,000         161,804,498   $          0.103
                                                   ==================  ================   =================  =================

         (1) The Company intends to cancel warrants to purchase 80,763,943 shares of common stock to Arglen Acquisitions (LLC) in connection with Now Solutions as part of its legal action with Arglen. Information relating to stock options/warrants at December 31, 2002, summarized by exercise price, is as follows:

                                                               Outstanding                               Exercisable
                                              -----------------------------------------------   ------------------------------
                                                             Weighted Average                         Weighted Average
                                              -----------------------------------------------
                                                                  Life           Exercise                          Exercise
Exercise Price Per Share                         Shares         (Months)           Price           Shares            Price
                                              --------------   ------------    --------------   -------------    -------------

Incentive Stock Options:
         $0.01 - $0.09                           13,115,000          19.82    $        0.025       13,115,000  $        0.025
         $0.10 - $0.47                              475,000           6.93    $        0.466          475,000  $        0.466
                                               -------------   ------------     -------------   --------------   -------------
                                                 13,590,000          19.39    $        0.040       13,590,000  $        0.040
                                               -------------   ------------     -------------   --------------   -------------

Non-statutory Stock Options:
         $0.01 - $0.10                            3,500,000          13.28    $        0.033        3,500,000  $        0.033
         $0.11 - $1.25                           11,300,000           9.45    $        0.600       11,300,000  $        0.600
                                               -------------   ------------     -------------   --------------   -------------
                                                 14,800,000          10.36    $        0.047       14,800,000  $        0.047
                                               -------------   ------------     -------------   --------------   -------------

Warrants (1)
               $0.003 - $0.100                  133,505,757          18.90    $        0.057       81,584,443  $        0.043
               $0.101 - $0.350                   28,298,741          32.73             0.162       14,965,498           0.217
                                               -------------   ------------     -------------   --------------   -------------
                                                161,804,498          21.32    $        0.076       96,549,851  $        0.070
                                               -------------   ------------     -------------   --------------   -------------


         (1) The  Company  intends to cancel  warrants  to  purchase  80,763,943 shares of common stock to Arglen Acquisitions, (LLC, in connection with Now Solutions as part of its legal action with Arglen.


         The range of assumptions used in the Black Scholes option pricing model in 2002 and 2001 were as follows:

                                   December 31,
                                   ---------------------------------------------
                                   2002                     2001
                                   -------------------      --------------------

Discount rate - bond yield rate    4.00                %    4.00            %
Volatility                         83 - 187            %    51 - 85         %
Expected life                      1.5 to 2.0 years         1.5 - 2.0 years
Expected dividend yield            --                       --


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

Limitation Of Liability: Indemnification

         Our Bylaws include an indemnification provision under which we have agreed to indemnify directors and officers of the Company to fullest extent possible from and against any and all claims of any type arising from or related to future acts or omissions as a director or officer of the Company.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Employment Agreements

         In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of Vertical Computer common stock at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of stock. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and his all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade has deferred his compensation (which was fully accrued) since January 1, 2002.

         In January 2000, the Company executed an employment agreement with Luiz Valdetaro pursuant to which Mr. Valdetaro serves as the Chief Technology Officer and the Chief Accounting Officer of the Company. Pursuant to the terms of the agreement, Mr. Valdetaro receives an annual base salary of $150,000. Mr. Valdetaro is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Valdetaro's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. Mr. Valdetaro has deferred $137,500 of his 2002 salary and all of his salary to date in 2003. This agreement expired December 31, 2002.

         In July 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc. These shares of Series "C" preferred stock may be converted into 3,000,000 shares of Company's common stock. the Company is required to register the underlying shares of common stock. In the event the employment agreement is terminated, then McAuley may convert his employment agreement into a subcontractor agreement. As of September 30, 2002, management's opinion is that the shares of 7,500 Series "C" preferred stock have not been earned and accordingly the shares have not been issued.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership By Named Executive Officers, Directors And Beneficial Owners

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of July 28, 2003, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are based on 797,272,301shares of common stock outstanding as of July 28, 2003, together with options, warrants or other securities convertible or exchangeable by the beneficial owner(s) into shares of common stock within 60 days of July 28, 2002.

                                                                  Shares
                                                             of Common Stock         Percent
   Name and Address of Beneficial Owner(1)                  Beneficially Owned       of Class
   ---------------------------------------                  ------------------       --------
   William K. Mills                                            4,583,000(2)                *
   Richard Wade                                              137,075,500(3)            17.19%
   Total Directors and Officers (Two People)                 141,658,500               17.77%


*        Means less than 1%.


(1) Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., 6336 Wilshire Blvd., Los Angeles, CA 90048.


(2) Includes options to purchase up to 250,000 shares of common stock of the Company that expire 3 years after the date of grant or on April 9, 2004 and 33,000 shares of Common Stock beneficially owned through Mr. Mill's law firm, Parker, Mills, & Patel, LLP.


(3) Includes options to purchase up to 20,600,000 shares of common stock of the Company for services as CEO and President and 250,000 shares of common stock of the Company that expire 3 years after the date of grant. Also includes 101,370,050 shares owned by Mountain Reservoir Corp. ("MRC"), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a minor child of Mr. Wade. MRC pledged 10,450,000 common stock of the Company shares as collateral on a $181,000 note issued in October 2002. In December 2002, MRC pledged 36,303,932 shares of common stock of the Company in connection with a $425,000 note as collateral on the note. This collateral was pledged in conjunction with 15,000,000 shares of the common stock of the Company pledged by Mr. Luiz Valdetaro, the Chief Technology Officer and the Chief Accounting Officer of the Company. In January 2002, the Company executed an indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover both of the above pledges by MRC. . Pursuant to the pledges made by MRC, the Company agreed to reimburse MRC for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the $425,000 note was in default and the 36,303,932 shares were transferred to the lender. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and that the note had been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to related parties. In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to MRC and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements of January 2002. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to related parties to common stock and additional paid in capital. In November 2002, MRC and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company. The differential between the value of the stock issued for reimbursement of shares to Mountain Reservoir Corporation and Mr. Valdetaro and the value of the note, plus accrued interest, was accounted for as forgiveness of debt. The Company continues to pursue its rights to obtain a full accounting and intends to take appropriate action to enforce its rights.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills, a director of the Company, of Parker, Mills & Patel LLP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001.

         During 2001, PMP made advances of approximately $30,000 to third party venders on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and 3-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. The warrants vested upon issuance. At December 31, 2002, the outstanding balance under of $23,974 was in default. In September 2001, the Company issued a note in the amount of $28,190 to Mr. Luiz Valdetaro, bearing interest at 10%, unsecured, principal and interest due on demand in consideration of a loan in the same amount. Mr. Valdetaro is the Chief Technology Officer and the Chief Accounting Officer of the Company.

         In October 2001, the Company issued a $100,000 note payable to a third party lender. The note required a payment of $46,000 on April 15, 2002 and the reaming outstanding balance and interest due on June 10, 2002. The note bears interest at 12% per annum and was secured by 400,000 shares of common stock of eResource Capital Group and 5,225,000 shares of the Company's common stock that are owned by Richard Wade. In November 2001, the Company issued another $100,000 to the same lender. The note requires a monthly payment of $7,500 commencing May 2002 and the remaining outstanding balance and interest due on September 30, 2002. The note bears interest at 12% per annum and secured by 5,225,000 shares of the Company's common stock that are owned by Richard Wade, the President and CEO of the Company. These two notes were in default at maturity in 2002. Through negotiation with the lender, the Company issued an $181,584 promissory note to the lender to replace the above two old notes by consolidating the two outstanding balances. The new note bears interest at 12% per annum and is payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5, 2002 and (iii) monthly payment of $10,000 beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2002, the Company executed an indemnity and reimbursement agreement with Mountain Reservoir Corporation to cover the 10,450,000 shares of stock pledged by Mountain Reservoir Corporation. At December 31, 2002, the new note of $181,584 was in default due to missed payments.

         In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note is secured by 36,303,932 shares of the Company's common stock that were owned by Mountain Reservoir Corporation, and 15,000,000 shares that are owned by Mr. Luiz Valdetaro, Chief Technology Officer and Chief Accounting Officer of the Company, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Luiz Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Luiz Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. The lender disposed of 19,751,000 shares of the above, totaling 51,303,932 shares, for $254,382. In September 2002, the lender informed the Company that the remaining 31,552,932 shares were transferred to these two third parties and that the debt was satisfied as of April 1, 2002. Consequently, the note payable has been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to officers as these two officers loaned their shares of common stock to the Company.

         In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to officers to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Luiz Valdetaro assigned their rights to obtain the necessary accounting information from these two third parties to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company.

         On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2002. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments shall be replaced with a monthly payment of $5,000, which will be applied first to the $25,000 note and then to the $50,000 note. The mature date for the $50,000 note payable was extended to June 1, 2004 and the mature date for the $25,000 note was extended to July 1, 2005.

         In August 2002, the Company issued an $8,000 note, which is due February 2003 and bears interest at a rate of 10% in exchange for a loan with the same amount from Mr. Luiz Valdetaro, Chief Technology Officer and Chief Accounting Officer of the Company. In connection with the note, the Company issued three-year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and valued at $9,316 based on the Black-Scholes stock option pricing model. The Company also pledged a limited interest up to the unpaid amounts due under the note in a pledged deposit account in the event the Company defaults on the loan. This note has been paid at December 31, 2002.

         In December 2002, the Company issued a $65,000 promissory note payable to Victor Weber, who is President and Director of Government Internet Systems, Inc, an 89% owned subsidiary of the Company, which bears interest at 13% per annum. The note is due in March 2003 and also provides that the minimum accrued interest payments will be no less than $2,500 at the time the note is paid in full. In December 2002, the Company issued another $45,000 promissory note payable to Victor Weber in exchange for cash proceeds of the same amount. The note bears interest at a rate of 13% per annum and is due in January 2003. In connection with the loans and in consideration of financial consulting services rendered on the Company's behalf, the Company also issued to Weber 2,000,000 shares of the Company's common stock valued at $12,000 on the issuing date. In March 2003, the due date for payment of principal and interest for each of the notes was extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled two notes, each with a principal amount of $65,000 and $45,000 issued in December 2002 and Vertical issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, Vertical paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         For the year ended 31, 2002, the Company borrowed an aggregate of $49,085 from Richard Wade, the Company's President and Chief Executive Officer of the Company. Mr. Wade is also a director of the Company.

         In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. In October 2000, the Company had agreed to provide $250,000 in funding to TranStar in exchange for a 30% equity interest. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock. Radlovic is the President and CEO of TranStar. Radlovic is CEO and President of TranStar.

         In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.


ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate fees billed for professional services rendered was $116,310 and $117,995 for the audit of the Company's annual financial statements for the fiscal years ended 2002 and 2001, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

         Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax advice and tax planning were $37,820 and $10,760, for the years ended 2002 and 2001, respectively.

         All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $ 0 and $ 0, respectively, for the fiscal years ended 2002 and 2001.


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K AND EVALUATION OF CONTROLS AND PROCEDURES

         (a) The following exhibits are filed as part of this filing:

Exhibit No.           Description                                                      Location
-----------           -----------                                                      --------
2.1                   Certificate of Ownership and Merger Merging Scientific           Incorporated by reference to Exhibit 1.1 to
                      Fuel Technology, Inc. into Vertical Computer Systems,            the Company's Form 8-K 12G3 filed on May 2,
                      Inc.                                                             2000

2.2                   Stock Purchase Agreement dated April 5, 2000 between             Incorporated by reference to Exhibit 2.2 to
                      the Company and all the shareholders of Globalfare.com           the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

2.3                   Stockholders Agreement dated October 12, 2000 between            Incorporated by reference to Exhibit 2.3 to
                      the Company and Vijay Amritraj                                   the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

2.4                   Vertical - iNPI LLC Operating Agreement dated                    Incorporated by reference to Exhibit 2.4 to
                      April 26, 2000                                                   the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

2.5                   INet Government Services LLC Operating Agreement dated           Incorporated by reference to Exhibit 2.5 to
                      April 28, 2000                                                   the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

3.1                   Original Unamended Certificate of Incorporation of               Incorporated by reference to Exhibit 1.2 to
                      Vertical Computer Systems, Inc. (f/k/a Xenogen                   the Company's Form 8-K 12G3 filed on May 2,
                      Technology, Inc.)                                                2000

3.2                   Certificate of Amendment of Certificate of                       Incorporated by reference to Exhibit 3.2 to
                      Incorporation (change name to Vertical Computer                  the Company's Form 10-KSB/A filed on May 17,
                      Systems, Inc.)                                                   2001

3.3                   Certificate of Designation of 10% Cumulative                     Incorporated by reference to Exhibit 3.3 to
                      Redeemable Series B Preferred Stock                              the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

3.4                   Certificate of Designation of 15% Cumulative                     Incorporated by reference to Exhibit 3.4 to
                      Redeemable Series D Preferred Stock                              the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

3.5                   Certificate of Amendment of Certificate of                       Incorporated by reference to Exhibit 3.5 to
                      Incorporation (2000)                                             the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

3.6                   Certificate of Designation of 4% Cumulative Redeemable           Incorporated by reference to Exhibit 3.6 to
                      Series A Preferred Stock                                         the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

3.7                   Amended and Restated Bylaws of the Company                       Incorporated by reference to Exhibit 3.7 to
                                                                                       the Company's Form 10-KSB/A filed on May 17,
                                                                                       2001

Exhibit No.           Description                                                  Location
-----------           -----------                                                  --------
3.8                   Certificate of Designation of 4% Cumulative Redeemable       Attached herewith
                      Series C Preferred Stock

4.2                   Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.2 to
                      and Ujjwal Bhowmik dated December 17, 1999                   the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.3                   Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.3 to
                      and Juan Caballero dated December 17, 1999                   the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.4                   Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.4 to
                      and Tawee Ekundomsin dated December 17, 1999                 the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.5                   Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.5 to
                      and John R. Feeney dated December 20, 1999                   the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.6                   Non-Statutory Stock Option Agreement between the             Incorporated by reference to Exhibit 4.6 to
                      Company and Julie M. Holmes Dated December 20, 1999          the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.7                   Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.7 to
                      and Laurent H. Tetard dated December 18, 1999                the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.8                   Non-Statutory Stock Option Agreement between the             Incorporated by reference to Exhibit 4.8 to
                      Company and Andre Bertrand dated December 16, 1999           the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.9                   Non-Statutory Stock Option Agreement between the             Incorporated by reference to Exhibit 4.9 to
                      Company and Jeff Davison dated December 16, 1999             the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.10                  Non-Statutory Stock Option Agreement between the             Incorporated by referenced to Exhibit 4.10 to
                      Company and Bee C. Lavery dated December 16, 1999            the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.11                  Non-Statutory Stock Option Agreement between the             Incorporated by reference to Exhibit 4.11 to
                      Company and Donn F. Morey dated December 16, 1999            the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.12                  Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.12 to
                      an Steve Lu dated December 19, 2000                          the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.13                  Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.13 to
                      and Ujjwal Bhowmik dated February 5, 2001                    the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.14                  Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.14 to
                      and Juan Caballero dated February 5, 2001                    the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

Exhibit No.           Description                                                   Location
-----------           -----------                                                   --------
4.15                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.15 to
                      and Tawee Ekundomsin dated February 5, 2001                   the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.16                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.16 to
                      and John R. Feeney dated February 5, 2001                     the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.17                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.17 to
                      and Laurent H. Tetard dated February 5, 2001                  the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.18                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.18 to
                      and Diane Castillo dated February 5, 2001                     the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.19                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.19 to
                      and Carlos Lomheim dated February 5, 2001                     the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.20                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.20 to
                      and Alex Federico dated February 5, 2001                      the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.21                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.21 to
                      and Jeannifer Caldona dated February 5, 2001                  the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.22                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.22 to
                      and Geoffrey Golliher dated February 5, 2001                  the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.23                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.23 to
                      and Feng Yu (Frank) Zhou dated February 5, 2001               the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.24                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.24 to
                      and Jennifer Kim dated February 5, 2001                       the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.25                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.25 to
                      and Daniela Moura dated February 5, 2001                      the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.26                  Incentive Stock Option Agreement between the Company          Incorporated by reference to Exhibit 4.26 to
                      and James Kim dated February 5, 2001                          the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.27                  Non-Statutory Stock Option Agreement between the              Incorporated by reference to Exhibit 4.27 to
                      Company and Gary Freeman dated February 14, 2001              the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

4.28                  Non-Statutory Stock Option Agreement between the              Incorporated by reference to Exhibit 4.28 to
                      Company and William Mills dated February 5, 2001              the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

Exhibit No.           Description                                                Location
-----------           -----------                                                --------
4.29                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.29 to
                      and Richard Wade dated February 5, 2001                    the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.30                  Non-Statutory Stock Option Agreement between the           Incorporated by reference to Exhibit 4.30 to
                      Company and Terry Washburn dated February 5, 2001          the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.31                  Non-Statutory Stock Option Agreement between the           Incorporated by reference to Exhibit 4.31 to
                      Company and Vijay Amritraj dated June 5, 2001              the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.32                  Non-Statutory Stock Option Agreement between the           Incorporated by reference to Exhibit 4.32 to
                      Company and Munish Gupta dated June 5, 2001                the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.33                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.33 to
                      and Tawee Ekundomsin dated June 15, 2001                   the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.34                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.34 to
                      and John R. Feeney dated June 15, 2001                     the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.35                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.35 to
                      and Laurent Tetard dated June 15, 2001                     the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.36                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.36 to
                      and Diane Castillo dated June 15, 2001                     the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.37                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.37 to
                      and Geoffrey Golliher dated June 15, 2001                  the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.38                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.38 to
                      and Frank Zhou dated June 15, 2001                         the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.39                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.39 to
                      and Jennifer Kim dated June 15, 2001                       the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.40                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.40 to
                      and James Kim dated June 15, 2001                          the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.41                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.40 to
                      and James Kim dated June 15, 2001                          the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

4.42                  Incentive Stock Option Agreement between the Company       Incorporated by reference to Exhibit 4.42 to
                      and Fabian Marta dated June 15, 2001                       the Company's Registration Statement on Form
                                                                                 S-8 filed on July 13, 2001

Exhibit No.           Description                                                  Location
-----------           -----------                                                  --------
4.43                  Incentive Stock Option Agreement between the Company         Incorporated by reference to Exhibit 4.43 to
                      and Daniela Moura dated June 15, 2001                        the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.44                  Warrant Agreement between the Company and Phil               Incorporated by reference to Exhibit 4.44 to
                      Alexander dated October 23, 2000                             the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.45                  Warrant Agreement between the Company and Phil               Incorporated by reference to Exhibit 4.45 to
                      Alexander dated October 23, 2000                             the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.46                  Warrant Agreement between the Company and Michael Blum       Incorporated by reference to Exhibit 4.46 to
                      dated October 23, 2000                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.47                  Warrant Agreement between the Company and Michael Blum       Incorporated by reference to Exhibit 4.47 to
                      dated October 23, 2000                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.48                  Warrant Agreement between the Company and Gary Blum          Incorporated by reference to Exhibit 4.48 to
                      dated February 5, 2001                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.49                  Warrant Agreement between the Company and Donald P.          Incorporated by reference to Exhibit 4.49 to
                      Hateley dated March 5, 2001                                  the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.50                  Warrant Agreement between the Company and Robert             Incorporated by reference to Exhibit 4.50 to
                      Wagman dated May 1, 2001                                     the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.51                  Warrant Agreement between the Company and Robert             Incorporated by reference to Exhibit 4.51 to
                      Wagman dated June 1, 2001                                    the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.52                  Warrant Agreement between the Company and Mark Kellner       Incorporated by reference to Exhibit 4.52 to
                      dated January 18, 2001                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

4.53                  Warrant Agreement between the Company and Stephen Gunn       Incorporated by reference to Exhibit 4.53 to
                      dated April 9, 2001                                          the Company's Registration Statement on Form
                                                                                   S-8 filed on July 13, 2001

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

10.1                  1999 Stock Option Plan of the Company                        Incorporated by reference to Exhibit 10.1 to
                                                                                   the Company's Form 10-KSB/A filed on May 17,
                                                                                   2001

10.2                  Business Development and Marketing Agreement between         Incorporated by reference to Exhibit 10.2 to
                      the Company and Avenel Alliance, Inc.                        the Company's Form 10-KSB/A filed on May 17,
                                                                                   2001

Exhibit No.           Description                                                   Location
-----------           -----------                                                   --------
10.3                  Marketing Agreement between the Company and                   Incorporated by reference to Exhibit 10.3 to
                      Entertainment Marketing Group                                 the Company's Form 10-KSB/A filed on May 17,
                                                                                    2001

10.4                  Employment Agreement between the Company and Richard          Incorporated by reference to Exhibit 10.4 to
                      Wade                                                          the Company's Form 10-KSB/A filed on May 17,
                                                                                    2001

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

10.7                  Agreement between the Company and Parker Mills Patel          Incorporated by reference to Exhibit 10.3 to
                      dated June 29, 2001                                           the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

10.8                  Agreement between the Company and Franklin Financial          Incorporated by reference to Exhibit 10.4 to
                      dated July 9, 2001                                            the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

10.9                  Agreement between the Company and Gary L. Blum, Esq.          Incorporated by reference to Exhibit 10.5 to
                      dated July 10, 2001                                           the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

10.10                 Agreement between the Company and Taurus Global, LLC          Incorporated by reference to Exhibit 10.6 to
                      dated July 9, 2001                                            the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

10.11                 Agreement between the Company and M.S. Farrell & Co.,         Incorporated by reference to Exhibit 10.7 to
                      Inc. dated July 9, 2001                                       the Company's Registration Statement on Form
                                                                                    S-8 filed on July 13, 2001

10.12                 Letter Agreement dated as of February 23, 2001 between        Incorporated by reference to Exhibit 2.1 to
                      Arglen Acquisitions, LLC and the Company                      the Company's 8-K filed on May 16, 2001

10.13                 Now Solutions, LLC Operating Agreement dated as of            Incorporated by reference to Exhibit 2.2 to
                      February 27, 2001 between Arglen Acquisitions LLC and         the Company's 8-K filed on May 16, 2001
                      the Company

10.14                 Certificate of Designation of Vertical Computer, Inc.         Incorporated by reference to Exhibit 3.1 to
                      Series "C" 4% Cumulative Convertible Preferred Stock          Company's Form 10-QSB/A filed on December 19,
                                                                                    2001

10.15                 (a) Berche Promissory Note dated August 13, 2001              Incorporated by reference to Exhibit 10.1 to
                                                                                    the Company's Form 10-QSB/A filed on December
                                                                                    19, 2001

                      (b) Berche Stock Pledge Agreement dated August 13, 2001


                      (c) Berche Warrants dated August 13, 2001

Exhibit No.           Description                                                  Location
-----------           -----------                                                  --------
10.16                 Equity Line of Credit Agreement between the Company          Incorporated by reference to Exhibit 10.2 to
                      and Cornell Capital Partners, L.P. dated August 16,          the Company's Form 10-QSB/A filed on December
                      2001                                                         19, 2001

10.17                 Securities Purchase Agreement between the Company and        Incorporated by reference to Exhibit 10.3 to
                      third party buyers for $250,000 of Convertible               the Company's Form 10-QSB/A filed on December
                      Debentures                                                   19, 2001

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

10.20                 Agreement between the Company and Chuck Ashman dated         Incorporated by reference to Exhibit 10.1 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.21                 Agreement between the Company and Michael Blum dated         Incorporated by reference to Exhibit 10.2 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.22                 Agreement between the Company and Gary Blum dated            Incorporated by reference to Exhibit 10.3 to
                      November 2, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.23                 Agreement between the Company and Justin Davis dated         Incorporated by reference to Exhibit 10.4 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.24                 Agreement between the Company and Allison Enderle            Incorporated by reference to Exhibit 10.5 to
                      dated October 29, 2001                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.25                 Agreement between the Company and Robert Farias dated        Incorporated by reference to Exhibit 10.6 to
                      October 30, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.26                 Agreement between the Company and Donald P. Hateley          Incorporated by reference to Exhibit 10.7 to
                      dated October 29, 2001                                       the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.27                 Agreement between the Company and Annette Keith dated        Incorporated by reference to Exhibit 10.8 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.28                 Agreement between the Company and Aubrey McAuley dated       Incorporated by reference to Exhibit 10.9 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

10.29                 Agreement between the Company and Tom McCloskey dated        Incorporated by reference to Exhibit 10.10 to
                      October 29, 2001                                             the Company's Registration Statement on Form
                                                                                   S-8 filed on November 8, 2001

Exhibit No.           Description                                                    Location
-----------           -----------                                                    --------
10.30                 Agreement between the Company and William Mills dated          Incorporated by reference to Exhibit 10.11 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.31                 Agreement between the Company and Leroy Molock dated           Incorporated by reference to Exhibit 10.12 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.32                 Agreement between the Company and David Rezeieh dated          Incorporated by reference to Exhibit 10.13 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.33                 Agreement between the Company and Steve Rosetti dated          Incorporated by reference to Exhibit 10.14 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.34                 Agreement between the Company and Priyam Sharma dated          Incorporated by reference to Exhibit 10.15 to
                      November 2, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.35                 Agreement between the Company and Jacob Stearns dated          Incorporated by reference to Exhibit 10.16 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.36                 Agreement between the Company and Marilyn Stewart              Incorporated by reference to Exhibit 10.17 to
                      dated November 1, 2001                                         the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.37                 Agreement between the Company and Vasu Vijay dated             Incorporated by reference to Exhibit 10.18 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.38                 Agreement between the Company and Vijay Armitraj dated         Incorporated by reference to Exhibit 10.19 to
                      October 29, 2001                                               the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.39                 Agreement between the Company and Taurus Global, LLC           Incorporated by reference to Exhibit 10.20 to
                      dated July 9, 2001                                             the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.40                 Agreement between Company and M.S. Farrell & Co., Inc.         Incorporated by reference to Exhibit 10.21 to
                      dated July 9, 2001                                             the Company's Registration Statement on Form
                                                                                     S-8 filed on November 8, 2001

10.41                 Equity Line of Credit Agreement dated as of August             Incorporated by reference to Exhibit 10.40 to
                      2001, between the Company and Cornell Capital                  the Company's Form 10-KSB A filed on May 20,
                      Partners, L.P.                                                 2002

10.42                 Registration Rights Agreement dated as of August 2001          Incorporated by reference to Exhibit 10.42 to
                      between the Company and the buyers identified therein.         the Company's Form 10-KSB A filed on May 20,
                                                                                     2002

10.43                 Escrow Agreement dated as of August 2001 among the             Incorporated by reference to Exhibit 10.43 to
                      Company, Yorkville Advisors Management, LLC and First          the Company's Form 10-KSB A filed on May 20,
                      Union National Bank.                                           2002

Exhibit No.      Description                                                       Location
-----------      -----------                                                       --------
10.44            Form of Debenture                                                 Incorporated by reference to Exhibit 10.44 to
                                                                                   the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.45            Securities Purchase Agreement dated as of August 2001             Incorporated by reference to Exhibit 10.45 to
                 among between the Company and the buyers identified               the Company's Form 10-KSB A filed on May 20,
                 therein                                                           2002

10.46            Consulting Agreement dated as of August 2001 between              Incorporated  by reference to Exhibit 10.46 to
                 the Company and Yorkville Advisors Management,  LLC               the Company's Form 10-KSB A filed on May 20, 2002

10.47            Placement Agent Agreement dated as of August 2001                 Incorporated by reference to Exhibit 10.47 to
                 among the Company, Westrock Advisors, Inc. and Cornell            the Company's Form 10-KSB A filed on May 20,
                 Capital Partners, L.P.                                            2002

10.48            Registration Rights Agreement dated as of August 2001             Incorporated by reference to Exhibit 10.48 to
                 between the Company and Cornell Capital Partners, L.P.            the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.49            Escrow Agreement dated as of August 2001 among the                Incorporated by reference to Exhibit 10.49 to
                 Company, Cornell Capital Partners, L.P., Butler                   the Company's Form 10-KSB A filed on May 20,
                 Gonzalez LLP and First Union National Bank.                       2002

10.50            Warrant dated as of November 2001 given by the Company            Incorporated by reference to Exhibit 10.50 to
                 to Parker, Mills & Patel, LLP                                     the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.51            Promissory Note dated as of November 2001 given by the            Incorporated by reference to Exhibit 10.51 to
                 Company to Parker, Mills & Patel, LLP                             the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.52            Promissory Note dated as of December 2001 given by the            Incorporated by reference to Exhibit 10.52 to
                 Company to Brighton Opportunity Fund, LP                          the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.53            Bridge loan dated as of December 2001 given by the                Incorporated by reference to Exhibit 10.53 to
                 Company to Brighton Opportunity Fund, LP                          the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.54            Option Agreement dated as of December 2001 given by               Incorporated by reference to Exhibit 10.54 to
                 the Company to iNetPurchasing, Inc.                               the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.55            Stock Pledge Agreement dated as of December 2001 given            Incorporated by reference to Exhibit 10.55 to
                 by Mountain Reservoir Corp. to Brighton Opportunity               the Company's Form 10-KSB A filed on May 20,
                 Fund, LP                                                          2002

10.56            Option Agreement dated as of December 2001 given by               Incorporated by reference to Exhibit 10.56 to
                 the Company to Basil Nikas                                        the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

10.57            Option Agreement dated as of December 2001 given by               Incorporated by reference to Exhibit 10.57 to
                 the Company to Robin Mattern                                      the Company's Form 10-KSB A filed on May 20,
                                                                                   2002

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
10.58                 Option Agreement dated as of December 2001 given by      Incorporated by reference to Exhibit 10.58 to
                      the Company to Wayne Savage                              the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.59                 Consulting Agreement dated as of January 2002 between    Incorporated by reference to Exhibit 10.59 to
                      the Company and Taurus Global, LLC                       the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.60                 Reimbursement and Indemnity Agreement dated as of        Incorporated by reference to Exhibit 10.60 to
                      January 2002 between the Company and Luiz Claudio        the Company's Form 10-KSB A filed on May 20,
                      Valdetaro Galvao e Mello                                 2002

10.61                 Stock Pledge Agreement dated as of December 2001 given   Incorporated by reference to Exhibit 10.61 to
                      by Luiz Claudio Valdetaro Galvao e Mello to Brighton     the Company's Form 10-KSB A filed on May 20,
                      Opportunity Fund, LP                                     2002

10.62                 Amendment Agreement dated as of January 2002 between     Incorporated by reference to Exhibit 10.62 to
                      the Company and Strategic Media Alliance                 the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.63                 Memorandum of Agreement dated as of January 2002         Incorporated by reference to Exhibit 10.63 to
                      between the Company and Strategic Media Alliance         the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.64                 Service Agreement dated as of October 31, 2001 between   Incorporated by reference to Exhibit 10.64 to
                      the Company and a third party                            the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.65                 Promissory Note Agreement as of October 31, 2001         Incorporated by reference to Exhibit 10.65 to
                      between the Company and Paradigm Sales, Inc.             the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.66                 Asset Pledge Agreement as of October 31, 2001 between    Incorporated by reference to Exhibit 10.66 to
                      the Company and a third party                            the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.67                 Letter Agreement as of October 31, 2001 between the      Incorporated by reference to Exhibit 10.67 to
                      Company and a third party                                the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.68                 Promissory Note Agreement as of October 31, 2001         Incorporated by reference to Exhibit 10.68 to
                      between the Company and a third party lender             the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.69                 Stock Pledge Agreement as of October 31, 2001 between    Incorporated by reference to Exhibit 10.69 to
                      the Company and a third party lender                     the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.70                 Stock Pledge Letter Agreement as of October 31, 2001     Incorporated by reference to Exhibit 10.70 to
                      between the Company and a third party lender             the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.71                 Promissory Note Agreement as of November 7, 2001         Incorporated by reference to Exhibit 10.71 to
                      between the Company and a third party lender             the Company's Form 10-KSB A filed on May 20,
                                                                               2002

Exhibit No.           Description                                                   Location
-----------           -----------                                                   --------
10.72                 Employment Agreement as of December 1, 2001 between           Incorporated by reference to Exhibit 10.72 to
                      the Company and Richard Wade                                  the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.73                 Warrant Agreement as of December 19, 2001 between the         Incorporated by reference to Exhibit 10.73 to
                      Company and Richard Wade                                      the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.74                 Warrant Agreement as of December 19, 2001 between the         Incorporated by reference to Exhibit 10.74 to
                      Company and Richard Wade                                      the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.75                 Reimbursement and Indemnity Agreement as of January           Incorporated by reference to Exhibit 10.75 to
                      15, 2002 between the Company and Luiz Claudio                 the Company's Form 10-KSB A filed on May 20,
                      Valdetaro Galvao e Mello                                      2002

10.76                 Reimbursement and Indemnity Agreement as of January           Incorporated by reference to Exhibit 10.76 to
                      15, 2002 between the Company and Mountain Reservoir           the Company's Form 10-KSB A filed on May 20,
                      Corporation                                                   2002

10.77                 Reimbursement and Indemnity Agreement as of January           Incorporated by reference to Exhibit 10.77 to
                      15, 2002 between the Company and Mountain Reservoir           the Company's Form 10-KSB A filed on May 20,
                      Corporation                                                   2002

10.78                 Reimbursement and Indemnity Agreement as of January           Incorporated by reference to Exhibit 10.78 to
                      15, 2002 between the Company and Mountain Reservoir           the Company's Form 10-KSB A filed on May 20,
                      Corporation                                                   2002

10.79                 Letter Amendment Agreement as of April 5, 2002 between        Incorporated by reference to Exhibit 10.79 to
                      the Company and a third party lender                          the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.80                 Letter Amendment Agreement as of April 12, 2002               Incorporated by reference to Exhibit 10.80 to
                      between the Company and third party lender                    the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.81                 Asset Purchase Agreement dated November 14, 2001              Incorporated by reference to Exhibit 10.81 to
                      between the Company and Paradigm Sales, Inc.                  the Company's Form 10-KSB A filed on May 20,
                                                                                    2002

10.82                 (a) Promissory Note, dated June 3, 2002, between the          Incorporated by reference to Exhibit 10.82 to
                      Company and a third party lender                              the Company's Form 10-QSB filed on June 24,
                                                                                    2002

                      (b) Pledge Agreement, dated June 3, 2002, between the Company and a third party lender


                      (c) Warrants, dated June 3, 2002, between the Company and a third party lender

Exhibit No.      Description                                                 Location
-----------      -----------                                                 --------
10.83            (a) Promissory Note, dated June 24, 2002, between the       Incorporated by reference to Exhibit 10.83 to
                 Company and a third party lender                            the Company's Form 10-QSB filed on September
                                                                             25, 2002

                 (b) Pledge Agreement, dated June 24, 2002, between the Company and a third party lender


                 (c) Warrants dated June 24, 2002, between the Company and a third party lender

10.84            Second Amendment of Services Documents and Note,            Incorporated by reference to Exhibit 10.84 to
                 between a third party lender and the Company, dated         the Company's Form 10-QSB filed on September
                 June 25, 2003                                               25, 2002

10.85            Employment Agreement, dated July 1, 2002, between the       Incorporated by reference to Exhibit 10.85 to
                 Company and Aubrey McAuley                                  the Company's Form 10-QSB filed on September
                                                                             25, 2002

10.86            Equitilink Services Agreement, dated July 10, 2002,         Incorporated by reference to Exhibit 10.86 to
                 between the Company and Equitilink                          the Company's Form 10-QSB filed on September
                                                                             25, 2002

10.87            (a) Promissory Note, dated August 7, 2002, between the      Incorporated by reference to Exhibit 10.87 to
                 Company and a third party lender                            the Company's Form 10-QSB filed on September
                                                                             25, 2002

                 (b) Pledge Agreement, dated August 7, 2002, between the Company and a third party lender

10.88            Agency Services Agreement dated, August 9, 2002,            Incorporated by reference to Exhibit 10.88 to
                 between the Company and a third party                       the Company's Form 10-QSB filed on September
                                                                             25, 2002

10.89            (a) Valdetaro Promissory Note, dated August 20, 2002,       Incorporated by reference to Exhibit 10.89 to
                 between the Company and Valdetaro                           the Company's Form 10-QSB filed on September
                                                                             25, 2002

                 (b) Valdetaro Stock Pledge Agreement, dated August 20,
                 2002, between the Company and Valdetaro


                 (c) Valdetaro Warrants, dated August 20, 2002, between the Company and Valdetaro

10.90            Amendment to Consulting Agreement, dated                    Incorporated by reference to Exhibit 10.90 to
                 July 13, 2001, by and between the Company and Rossetti      the Company's Form 10-QSB filed on September
                                                                             25, 2002

                 Amendment Number Two to Deposit Account Pledge              Incorporated  by reference to Exhibit  10.91 to
                 Agreement, dated October 16, 2002, between the Company      the Company's Form 8-K filed on October 23,
10.91            and Coast Business Credit                                   2002

10.92            Stock Purchase Agreement, dated September 24, 2002,         Incorporated by reference to Exhibit 10.92 to
                 between the Company and Equitilink, LLC                     the Company's Form 10-QSB filed on December
                                                                             11, 2002

Exhibit No.           Description                                                 Location
-----------           -----------                                                 --------
10.93                 (a) Term Sheet, dated October 17, 2002, between the         Incorporated by reference to Exhibit 10.93 to
                      Company and a third party lender                            the Company's Form 10-QSB filed on December
                                                                                  11, 2002

                      (b) Promissory Note,  dated October 17, 2002,  between the
                      Company and a third party lender


                      (c) Stock Pledge Agreement, dated October 17, 2002, between the Company and a third party lender


                      (d) Put and Call Agreement, dated October 17, 2002, between the Company and a third party lender

10.94                 Services Agreement, dated November 15, 2002 between         Incorporated by reference to Exhibit 10.94 to
                      Defense Solutions, LLC, and the Company's subsidiary,       the Company's Form 10-QSB filed on December
                      Government Internet Systems, Inc.                           11, 2002

10.95                 Weber Promissory Note, dated December 5, 2002, between      Incorporated by reference to Exhibit 10.95 to
                      the Company and Victor Weber                                the Company's Form 10-QSB filed on December
                                                                                  11, 2002

10.96                 Warrants (FORM)                                             Attached herewith

10.97                 (a) Weber Promissory Note, dated December 20, 2002,         Attached herewith
                      between the Company and Victor Weber


                      (b) Service and loan Agreement, dated December 20, 2002, between the Company and Victor Weber

10.98                 (a) Form of Director Agreement of Company's                 Attached herewith
                      subsidiary, Government Internet Systems, Inc. (GIS)
                      Director Agreement, between GIS and director


                      (b) Form of  Warrants  in  connection  with  GIS  Director
                      Agreement between the Company's Subsidiary, GIS, and GIS director

10.99                 (a) Executive Agreement, dated December 19, 2002,           Attached herewith
                      between the Company's Subsidiary, GIS, and Victor Weber


                      (b)  Warrants  dated  December  19,  2002 issued to Victor
                      Weber

10.100                Executive Agreement, dated December 26, 2002, between       Attached herewith
                      the Company's Subsidiary, GIS, and Stephen Rossetti

10.101                (a) Executive Agreement, dated January 8, 2003,             Attached herewith
                      between the Company's Subsidiary, GIS, and David Kinney

Exhibit No.           Description                                                   Location
-----------           -----------                                                   --------
                      (b) Warrants, dated January 8, 2003 issued to David Kinney
                      in  connection  with  Executive   Agreement   between  the
                      Company's Subsidiary, GIS, and David Kinney

10.102                (a) Amendment to Stock Purchase Agreement, dated              Attached herewith
                      February 1, 2003, between the Company and Enfacet.
                      $200,000  Purchase  of  Convertible  Debentures,  dated
10.103                April 14, between the Company and third party buyers.         Attached herewith

                      (a)  Securities   Purchase   Agreement  (for  $200,000  of
                      Convertible Debentures)


                      (b) Form of Debenture


                      (c) Registration Rights Agreement

10.104                Equity Line of Credit  Agreement,  dated  April 14,  2003,
                      Attached  herewith between the Company and Cornell Capital
                      Partners, L.P.


                      (a) Equity Line of Credit Agreement,


                      (b) Registration Rights Agreement


                      (c) Compensation Debenture

10.105                (a) Services agreement, dated April 10, 2003, between         Attached herewith
                      the Company and Vasu Vijay


                      (b) Promissory note, dated April 10, 2003, issued by the Company to Vasu Vijay


                      (c) Consulting Agreement, dated April 14 2003, between the
                      Company and Vasu Vijay .

10.106                Stock Sale Agreement, dated April 11, 2003, between           Attached herewith
                      the Company and Mike Radlovic


                      (a) Stock Sale Agreement,


                      (b) Stock Pledge Agreement


                      (c) Promissory Note

10.107                Amendment Agreement, dated April 11, 2003, between            Attached herewith
                      TranStar Systems, Inc. and the Company,

10.108                Loan Agreement, between the Company and a third party         Attached herewith
                      lender, dated May 9, 2002


                      (a) Term Sheet


                      (b) Promissory Note


                      (c) Warrants

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
10.109                Loan Agreement, between the Company and a third party      Attached herewith
                      lender, dated May 9, 2002

                      (a) Term Sheet

                      (b) Promissory Note


21.1                  Subsidiaries of the Company                                Attached herewith



          (b)      Reports on Form 8-K:


                   On October 23, 2002, the Company filed a report on Form 8-K for an amendment to Loan and Security Agreement between the Company's subsidiary, Now Solutions, LLC, and Coast Business Credit and amendment to deposit account pledge agreement between the Company and Coast Business Credit.

                   On December 3, 2002, the Company filed a report on Form 8-K for an amendment to the articles of incorporation to change name of the Company's subsidiary, Emily Solutions, Inc. to Government Internet Solutions and the appointment of new directors and officers with respect to this entity.


Evaluation of Adequate Financial Personnel and Controls

Due to financial constraints the Company had been operating without a permanent Chief Financial Officer and with limited accounting and financial reporting personnel. Due to the absence of qualified accounting employees the Company has suffered inefficiencies in closing its books and in preparing its consolidated financial statements and other reporting matters. In 2003, Now Solutions engaged a consulting firm to analyze and make recommendations for improvements on its internal controls and financial functions. That firm already proposed certain recommendations to improve the internal controls and financial reporting matters. Once these recommendations are implemented, the Company intends to hire this consulting firm to further improve internal controls on a company-wide basis and hire a permanent Chief Financial Officer.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 5, 2003.



                                      By: /s/ Richard Wade
                                          ------------------------------
                                          Richard Wade, President and
                                          Chief Executive Officer



                                      By: /s/ Luiz Valdetaro
                                          ------------------------------
                                          Luiz Valdetaro
                                          Chief Accounting Officer

                                      DIRECTORS:


                                      By: /s/ Richard Wade
                                          ------------------------------
                                          Richard Wade, Director


                                      By: /s/ William Mills
                                          ------------------------------
                                          William Mills, Director

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO


                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Vertical Computer Systems, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: August 5, 2003

                                        By: /s/ Richard Wade
                                            ------------------------------
                                            Richard Wade, President and
                                            Chief Executive Officer and
                                            Acting Chief Financial Officer

                                        By: /s/ Luiz Valdetaro
                                            ------------------------------
                                            Luiz Valdetaro
                                            Chief Accounting Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Richard Wade, Chief Executive Officer of Vertical Computer Systems, Inc., certify that:

          1. I have reviewed this annual report on Form 10-KSB of Vertical Computer Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



August 5, 2003            /s/ Richard Wade
                          ----------------------
                          Richard Wade
                          President and Chief Executive Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Luiz Valdetaro, Chief Accounting Officer of Vertical Computer Systems, Inc., certify that:

          1. I have reviewed this annual report on Form 10-KSB of Vertical Computer Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



August 5, 2003                              By: /s/ Luiz Valdetaro
                                                --------------------------
                                                Luiz Valdetaro
                                                Chief Accounting Officer