Form 10QSB
period 2003-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2004-06-25
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

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

                           201 MAIN STREET, SUITE 1455
                              FORT WORTH, TX 76102

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (817) 348-8717
                                 --------------
                (REGISTRANT'S EXECUTIVE OFFICE TELEPHONE NUMBER)

                         101 WEST 6TH STREET, SUITE 401
                               AUSTIN, TEXAS 78701
                   ------------------------------------------
                    (FORMER ADDRESS OF SMALL BUSINESS ISSUER)

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes  |_|     No   |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 856,772,301 shares issued and outstanding as of June 22, 2004.

Transitional Small Business Disclosure Format (check one):   Yes  |_|   No  |_|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                                                  PAGE

  Item 1. Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2003                                         3

  Condensed Consolidated Statements of Operations (unaudited) for the Three months Ended March 31,              5
    2003 and 2002

  Condensed Consolidated Statements of Cash Flows (unaudited) for the Three months Ended March 31,              6
    2003 and 2002

  Notes to Condensed Consolidated Financial Statements                                                          7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                19

  Item 3. Evaluation of Disclosure Controls and Procedures                                                     35

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                   36

  Item 2.  Changes in Securities and Use of Proceeds                                                           37

  Item 3.  Defaults Under Senior Securities                                                                    43

  Item 4.  Submission of Matters To A Vote Of Security Holders                                                 43

  Item 5.  Other Information                                                                                   43

  Item 6. Exhibits and Reports on Form 8-K                                                                     43

  Signatures                                                                                                   47

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        MARCH 31,
                                                                                         2003          DECEMBER 31,
                                                                                      (UNAUDITED)          2002
                                                                                      -----------     -----------
                                 ASSETS
Current Assets
  Cash                                                                                $ 1,565,259         946,035
  Restricted cash                                                                           8,537         284,357
  Pledged Cash                                                                                 --         650,000
  Securities available for sale                                                             2,812           2,812
  Accounts receivable, net of allowance for bad debts of $142,945
    and $129,252                                                                        1,424,058       2,058,306
  Other receivable                                                                         98,505          98,505
  Receivables from officers and employees                                                 166,963         158,264
  Deferred tax asset- current portion                                                      70,000          70,000
  Prepaid expenses                                                                         67,223          76,855

Total Current Assets                                                                    3,403,357       4,345,134

Property and equipment, net of accumulated depreciation                                   325,749         367,858
Goodwill and other intangibles, net                                                     5,749,437       6,002,683
Deferred tax asset                                                                        415,800         366,000
Deposits and other                                                                          9,000           4,000
                                                                                      -----------     -----------
Total Assets                                                                          $ 9,903,343      11,085,675
                                                                                      ===========     ===========

  LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY/ (DEFICIT)

Current liabilities
  Accounts payable and accrued liabilities                                            $ 3,450,633       3,416,027
  Deferred Revenue                                                                      2,529,633       2,568,840
  Payable to officers                                                                       6,306          50,464
  Accrued Federal/State Tax                                                               610,000         480,000
  Convertible Debt current portion                                                         20,000              --
  Current portion-notes payable                                                         4,717,470       2,650,971
                                                                                      -----------     -----------
Total current liabilities                                                              11,334,042       9,166,302

  Convertible debt                                                                         80,000         205,000
  Accrued dividends                                                                     1,263,712       1.113,712
  Note payable, net of discount and current portion                                            --       3,001,712
                                                                                      -----------     -----------
Total liabilities                                                                      12,677,754      13,486,726
                                                                                      ===========     ===========

    See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                                        MARCH 31,
                                                                                          2003         DECEMBER 31,
                                                                                      (UNAUDITED)          2002
                                                                                      -----------      -----------
Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
  Shares authorized; 7,200 shares issued and outstanding                                   45,000           45,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
  Shares authorized; 25,000 shares issued and outstanding                                 156,250          156,250

Minority interest                                                                         370,915          299,283

Stockholders' Equity/(Deficit)

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
  756,877,221 and 726,884,934 issued and outstanding                                        7,570            7,270

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
  250,000 shares authorized; 50,000 shares issued and outstanding                              50               50

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
  shares authorized; 72,500 issued and 50,000 outstanding                                 350,000          350,000

Additional paid-in-capital                                                             25,812,114       25,687,963

Accumulated deficit                                                                   (29,584,679)     (28,946,867)

Accumulated other comprehensive income/(loss)                                              68,369               --
                                                                                      -----------      -----------
Total Stockholders' equity/(deficit)                                                   (3,346,576)      (2,901,584)

Total liabilities and stockholders' equity/(deficit)                                  $ 9,903,343       11,085,675
                                                                                      ===========      ===========

    See accompanying notes to the condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      ----------------------------
                                                                                          2003             2002
                                                                                      (UNAUDITED)      (UNAUDITED)
                                                                                      -----------      -----------
Revenues
  Licensing and maintenance                                                           $ 1,482,867      $ 1,250,555
  Software Development                                                                         --            6,800
  Consulting Services                                                                     464,287          271,860
  Other                                                                                    (1,756)          32,547
                                                                                      -----------      -----------
Total Revenues                                                                          1,945,398        1,561,762

Selling, general and administrative expenses                                            2,177,677        3,300,803
                                                                                      -----------      -----------
Operating loss                                                                           (232,279)      (1,739,041)

Interest income                                                                             3,452            9,967
Interest expense                                                                         (107,153)        (156,351)
                                                                                      -----------      -----------
Net loss before minority interest and income taxes                                       (335,980)      (1,885,425)

Provision for taxes                                                                       (80,200)              --
Net loss before minority interest                                                        (416,180)      (1,885,425)

Minority interest in income of subsidiary                                                 (71,632)              --
                                                                                      -----------      -----------
Net loss                                                                                 (487,812)      (1,885,425)

Dividend applicable to preferred stock                                                   (150,000)        (150,006)

Net loss applicable to common stockholders                                            $  (637,812)     $(2,035,431)
                                                                                      ===========      ===========
Basic and diluted loss per share                                                      $     (0.00)     $     (0.00)
                                                                                      ===========      ===========
Basic and diluted weighted average of common shares outstanding                       751,345,173      618,802,533
                                                                                      ===========      ===========
Comprehensive loss and its components consist of the following:
  Net loss                                                                            $  (487,812)     $(1,885,425)

  Translation adjustments                                                                  68,369           (9,191)
                                                                                      -----------      -----------
  Comprehensive loss                                                                  $  (419,443)     $(1,894,616)
                                                                                      ===========      ===========

--------------------------------------------------------------------------------
    See accompanying notes to the condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          2003             2002
                                                                                      -----------      -----------
Cash flows from operating activities:
  Net loss                                                                            $  (487,812)     $(1,885,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Minority interest in net income of subsidiary                                            71,632               --
  Depreciation and amortization                                                           310,949          134,685
  Stock compensation                                                                       19,451          241,187
  Bad Debt expense                                                                         13,693          103,650
  Write-off fixed assets                                                                       --           42,022
  Write-off goodwill and investments                                                           --          770,305
  Write down marketable securities                                                             --           95,500
  Deferred income taxes                                                                   (49,800)              --
Changes in operating assets and liabilities:
  Accounts receivable                                                                     620,555         (170,489)
  Other receivable                                                                             --          370,000
  Receivable from officers and employees                                                   (8,699)              --
  Prepaid expenses                                                                          4,632          (32,536)
  Accounts payable and accrued liabilities                                                 34,604          673,844
  Deferred Revenue                                                                        (39,207)         (10,248)
  Income tax payable                                                                      130,000               --
  Payable to officers                                                                     (44,158)              --
                                                                                      -----------      -----------
Net cash provided by operating activities:                                                575,840          332,495

Cash flow from investing activities:
  Related party receivable                                                                     --            5,132
  Purchase of equipment                                                                   (15,594)              --
                                                                                      -----------      -----------
Net cash provided by (used in) investing activities                                       (15,594)           5,132

Cash flow from financing activities:
  Release of pledged cash                                                                 650,000               --
  Release of restricted cash                                                              275,820               --
  Repayment of notes payable                                                             (925,820)        (544,711)
                                                                                      -----------      -----------
Net cash used in financing activities                                                          --         (544,711)

Effect of changes in exchange rates on cash                                                58,978          (18,190)

Net increase (decrease) in cash and cash equivalents,                                     619,224         (225,274)
Cash and cash equivalents, beginning of period                                            946,035          845,459
                                                                                      -----------      -----------
Cash and cash equivalents, end of period                                              $ 1,565,259      $   620,185
                                                                                      -----------      -----------
Supplemental disclosure of cash flow information: Cash paid for the period:
            Interest                                                                  $    90,258      $    98,112

            See accompanying notes to condensed financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. ("Vertical") and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2002.

GOING CONCERN UNCERTAINTY

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at March 31, 2003 was $3,346,576. Additionally, at March 31, 2003, the Company had negative working capital of approximately $7.9 million (although it includes deferred revenue of approximately $2.5 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. In April 2003, the Equity Line of Credit Agreement executed in August 2001 was cancelled and the Company entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P (Cornell). Under this new agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. In accordance with the new agreement, the Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the shares to be issued under this new agreement. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods to conform to the current period presentation.

NOTE 2 - COMMON AND PREFERRED STOCK TRANSACTIONS

         In January 2003, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained David Kinney to serve as CTO. The Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive. The warrants, at the time of issuance, had an estimated fair market value of $2,441 (valued using the Black-Scholes valuation model). In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Kinney has the option to become a salaried employee for 2 years at an annual salary of $125,000.

         In January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc., a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,672 (valued using the Black-Scholes valuation model).

         In January 2003, the remaining $50,000 of principal of $125,000 in debentures was converted into 12,853,470 shares of the Company's common stock. These convertible debentures, issued on September 11, 2001, bear interest at 6% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on September 1, 2006.

         In January 2003, the remaining $55,000 of principal of $140,000 in debentures was converted into 14,138,817 shares of the Company's common stock. These convertible debentures, issued on October 5, 2001, bear interest at 6% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on October 5, 2006. The accrued interest is currently outstanding.

         In February 2003, the Company and its wholly owned subsidiary, Enfacet, Inc., agreed to amend the stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of Preferred "C" Stock of the Company (up to 12,000,000 shares of common stock of the Company) in connection with purchase of Enfacet, Inc. The Company may cancel any Preferred "C" Stock of the Company for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 shares of common stock of the Company with the Rule 144 restrictive legend to former employees and consultants of Enfacet, Inc. for services. These 3,000,000 shares were issued in connection with this agreement and the Company cancelled 7,500 shares of Preferred "C" Stock that were issued to the Company's subsidiary, but held by the Company. In February 2004, the Company cancelled 22,500 shares of Preferred "C" Stock of the Company.

         In March 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc., a subsidiary of the Company, retained the services of Thomas Beeson as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $645 (valued using the Black-Scholes valuation model).

NOTE 3 - NOTES PAYABLE

         The note payable to Coast Business Credit ("Coast"), issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 31, Ltd., purchased the loan. As of June 22, 2004, the outstanding principal balance due on the $5.5 million note is $1,304,766. In August 2003, WAMCO 31, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. . In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. In connection with the amendment, Now Solutions is required to pay WAMCO 31 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of

$0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a factional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a leak-out provision. The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes are due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure a $50,000 loan made by Victor Weber to the Company as well as $150,000 in loans made by Weber to the Company in December 2002 through July 2003. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 22, 2004.

         The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note); payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. See also Note 4, Litigation, for subsequent event. At March 31, 2003, the past due balance of the note outstanding was $750,000 and the unamortized discount was zero.

         In March 2003, in connection with a settlement agreement between the Company and M.S. Farrell & Co. concerning claims by each party, the Company issued a promissory note in the principal amount of $23,030 bearing interest at a rate of 12% per annum to a member of M.S. Farrell & Co. The Company and M.S. Farrell & Co. had entered into a consulting agreement in July 2001. The note is payable in installment payments of $2,500 per month beginning in July 2003 until the principal, and all interest, fees, charges, and other amounts owing hereunder have been paid in full. The note is currently delinquent.

         The note payable to a third party lender in the amount of a $239,004 bears interest at 13% per annum and is unsecured, with a $56,000 payment made in December 2002, commencing with monthly payments of $7,500 beginning in March 2003. This note was issued in 2002 to replace a $211,137 note issued in August 2001, bearing interest at 12% per annum. In March 2003, the $239,004 note was amended so that the Company would pay the interest and expenses incurred by the lender for a third party loan secured on the lender's behalf and the Company agreed to begin making monthly payments of $7,500, beginning on June 1, 2003. In August 2003, the Company obtained an extension and waiver of default for a $239,004 note issued by the Company in August 2002. In December 2003, in connection with the issuance of a $30,000 debenture to the third party, the payments due under the note were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

         The note payable in the amount of $50,000 to a third party lender, bearing no interest, secured by a limited interest in the Company's deposit pledge account on behalf of Now Solutions, was issued in June 2002 and was originally due in January 2003. In March 2003 the parties amended the note. Pursuant to this amendment, the parties agreed to accrue interest beginning in October 2002 at 12% per annum. The parties also agreed that the Company would make monthly payments of accrued interest payments beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In August 2003, the Company obtained an extension and waiver of default for a $50,000 note issued by the Company to a third party in June 2002. Pursuant to the waiver and extension, the Company is required to make monthly installment payments of $7,500 beginning on November 15, 2003 until the balance under the note has been paid. The note is currently delinquent.

         The note payable in the amount of $50,000 to a third party lender, bearing interest at the rate of 12% per annum, secured by a limited interest in the Company's deposit pledge account on behalf of Now Solutions, was issued in June 2002 and was originally due in January 2003. In connection with the loan, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of $4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the $25,000 note (discussed below) and then to the $50,000 note. In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make monthly accrued interest payments for each respective note beginning on October 15, 2003, and, beginning on January 15, 2004, the above monthly interest payments were to be replaced with a monthly installment payment of $5,000, which is to be made until the balances owned under these notes have been paid. The note is currently delinquent.

         The note payable in the amount of $25,000 to a third party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, controlled by W5 Family Trust, of which Richard Wade (CEO of the Company) is trustee, was issued in August 2002 and was originally due in December 2002. In March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note. Beginning in July 2003, the Company was required to make monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (discussed above) note issued. The Company is in default subsequent to April 1, 2003. In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make monthly accrued interest payments for each respective note beginning on October 15, 2003, and, beginning on January 15, 2004, the above monthly interest payments were to be replaced with a monthly installment payment of $5,000, which is to be made until the balances owned under these notes have been paid. The note is currently delinquent.

         The Company amended two notes payable it had issued to Victor Weber in the amount of $65,000 and $45,000 in March 2003. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes was extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and the Company issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, the Company paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 22, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         The note payable in the amount of $84,000 issued by EnFacet to Robert Farias, bearing interest at 8% per annum, unsecured, was issued on June 1, 2001, with principal and interest due on June 1, 2002. In March 2003, both parties entered into an agreement to amend the note. Pursuant to the amendment, the due date of the note was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet is required to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31 Ltd, Arglen Acquisitions, LLC and Robert Farias in connection with the $500,000 note. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes, which will be applied to the notes as follows: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

NOTE 4 - LEGAL PROCEEDINGS

         The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes.

         In addition, the Company is involved in the following additional ongoing matters:

         In December 2003, the Company settled its dispute with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating
Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000 which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note has not been paid and in April 2004, Arglen gave notice of default and acceleration. On June 17, 2004, Arglen noticed a motion in the action encaptioned Arglen Acquisitions, LLC v. Vertical Computer Systems, Inc. Superior Court of the State of California, County of Los Angeles. Pursuant to the motion, Arglen requests a judgment for $600,000.00 interest and attorneys fees against the Company as joint obligor on the promissory note to Arglen. The motion is scheduled to be heard on August 13, 2004. The Company is taking appropriate action to defend the motion.

         At March 31, 2003, the Company had cash-on-hand of $1,565,259. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire action against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision.

         In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003 the motion of Ross for reargument was denied. Ross has appealed the August 2003 court order, but subsequently abandoned its appeal.

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. No decision has been rendered as of June 15, 2004.

         In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of moneys to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division.

         On December 21, 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet under which the Company would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant three-year stock options to three iNet executives, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares of the Company's common stock, respectively. These stock options were issued in 2001. At December 31, 2002, the Company had paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.01, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets). The Company would need to raise additional capital in order to pay the cash portion of the exercise price, which is $860,000. In addition, in order to exercise the option, the Company must issue 70,000 shares of Series C preferred stock and grant additional three-year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of the Company's common stock each to Nikas and Mattern and 2,000,000 shares of the Company's common stock to Savage, at a strike price of $0.025 per share. Of these warrants and options, the Company issued but did not deliver 1,500,000 warrants each to Mr. Nikas and Mr. Mattern and 500,000 warrants to Mr. Savage in January 2002. The fair market value of these warrants at the date of grant was $35,713. In the event that the Company does not acquire a majority interest in iNet, these options and warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

Note 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In  April  2002,  FASB  issued   Statement  No.  145  (SFAS  No.  145),
"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No.
64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No 145 as of December 31, 2002 and the adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

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

         In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 as of January 1, 2003 and the adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT ADOPTED YET

         In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning July 1, 2003. The Company is in the process of assessing the effect of SFAS No. 150 on the Company's consolidated financials statements.

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

NOTE 6 - SUBSEQUENT EVENTS

         In April 2003, the Company and the third party seller of the SiteFlash technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 shares of common stock of the Company in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003. The Company issued the 1,000,000 shares in April 2003.

         In April 2003, the Company issued five-year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.01 per share to Wolman, Babbitt, & King for legal services rendered to The Company. The warrants, at the time of issuance, had an estimated fair market value of $15,009 (valued using the Black-Scholes valuation model).

         In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. In October 2000, the Company had agreed to provide $250,000 in funding to TranStar in exchange for a 30% equity interest. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock owned by Radlovic. Radlovic is the President and CEO of TranStar.

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

         In April 2003, the Company issued a $25,000 promissory note bearing interest at 10% per annum to a consultant of the Company's subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is currently delinquent.

         In April 2003, the Company issued 1,100,000 shares of common stock to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional one-year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

         In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell, whereby up to $10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 22, 2004, no debentures have been converted.

         In April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000.

         In April 2003, the Company issued, but did not deliver, 3,000,000 shares of common stock of the Company to a third party lender in anticipation of finalizing the terms of the loan made by the lender. The lender had initially agreed to loan the Company $60,000 but only $31,859 was funded. The Company intends to deliver the stock once the terms of the loan are finalized.

         In April 2003, $40,000 of principal of $100,000 in debentures was converted into 10,245,900 shares of the Company's common stock. These convertible debentures, issued on March 29, 2002, bearing interest at 5% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on March 28, 2004.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,440 (valued using the Black-Scholes valuation model). In connection with these loans, the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,220 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 shares of the Company common stock to each lender (at a total fair market value of $14,000), which are subject to Rule 144 Regulation, and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "leak out" agreement. These notes are currently in default.

         In May 2003, the Company issued a $7,500 promissory note bearing interest at twelve percent (12%), due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. The note is currently delinquent. Mr. Rossetti is the CEO and a Director of Government Internet Systems, Inc., a subsidiary of the Company.

         In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 15,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $60,000.

         In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interest at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of the $435,000 note issued by Now Solutions to the Company to secure the loan. In connection with the loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In return, the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $ 91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd, Arglen, and Robert Farias in connection with the $500,000 note.

         In July 2003, the Company issued 8,000,000 shares of common stock of the Company to Victor Weber in connection with $60,000 in loans made and services rendered to the Company. The stock is subject to Rule 144 restrictions. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. The fair market value of these shares was $40,000.

         In October 2003, the Company agreed to issue 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend

(with a fair market value of $5,000). The note will bear interest at 10% per annum, is due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS.

         In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS up to $200,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $4,000). The note will bear interest at 10% per annum, is due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

         In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 22, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

         In December 2003, $20,000 of principal of $100,000 in debentures and $1,726 in interest was redeemed for a total of $25,726, which includes a 20% premium on the principal. This convertible debenture, originally issued on March 29, 2002, bearing interest at 5% per annum, was convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase.

         During the three months ended June 30, 2003, incentive stock options to purchase 210,000 shares of common stock of the Company at share prices ranging from $0.45 to $0.47 per share expired.

         During the three months ended June 30, 2003, non-statutory stock options stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.

         During the three months ended September 30, 2003, incentive stock options to purchase 265,000 shares of common stock of the Company at a share price of $0.47 per share expired.

         During the three months ended December 31, 2003, non statutory stock options to purchase 10,000,000 shares of common stock of the Company at a share price of $0.001-$0.025 per share expired.

         During the three months ended December 31, 2003, incentive stock options to purchase 2,025,000 shares of common stock of the Company at a share price of $0.025 to $0.48 per share expired.

         During the three months ended December 31, 2003, warrants to purchase 45,455 shares of common stock of the Company at a share price of $0.11 per share expired.

         In January 2004, the Company issued 1,500,000 shares of common stock of the Company with the Rule 144 restrictive legend to two consultants for services (at a fair-market value of $4,500). The Company has agreed to "piggy-back" registration rights with respect to the stock.

         In January 2004, the Company purchased the 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 shares of common stock of the Company (at a fair market value of $3,000). The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to Rule 144 Regulation with "piggy-back" registration rights and subject to a "leak-out" agreement.

         In January 2004, the Company issued 10,000,000 shares of common stock of the Company with the Rule 144 restrictive legend (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "leak-out" agreement to Wolman, Babbit, and King in connection with legal services provided to the Company.

         In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 shares of common stock of the Company with the Rule 144 restrictive legend (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "leak out" agreement.

         In January 2004, the Company agreed to issue 1,000,000 shares of the Company's common stock (at a fair market value of $3,000), subject to Rule 144 regulation and with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. In April 2004, the due date on the note was extended to August 1, 2004.

         In February 2004, $10,000 of principal of $100,000 in debentures and $925 in interest was redeemed for a total of $10,925. This convertible debenture, originally issued on March 29, 2002, bearing interest at 5% per annum, was convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 per year up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 shares of the common stock of the Company (at a fair market value of $135,000), which shall be subject to Rule 144 Regulation and have "piggy-back" registration rights. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         In February 2004, the Company completed the closing of its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note is currently delinquent.

         In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2 year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, LLC. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company agreed to grant 5 year incentive stock options to purchase 2,500,000 shares of common stock of the Company within 45 business days at an exercise price on the date of issuance. The stock options were issued in April 2004 at a strike price of $0.014 per share. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl.

         In March 2004, Now Solutions, LLC was converted into a corporation named Now Solutions, Inc.

         For the three months ended March 31, 2004, the Company granted 5 year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to "leak out" provisions. The stock options were issued in connection with employment agreements executed in January 2004.

         For the three months ended March 31, 2004, two employees shall receive a total of 3% ownership interest of "phantom" stock in Now Solutions in connection with employment agreements executed in January 2004.

         During the three months ended March 31, 2004, warrants to purchase 432,069 shares of common stock of the Company at an average share price of $0.096 expired.

         During the three months ended March 31, 2004, incentive stock options to purchase 1,275,000 shares of the Company at a price of $0.086 per share expired.

         During the three months ended March 31, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.086 per share expired.
         In April 2004, the United States Patent and Trademark Office granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable".

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued 5 year warrants to purchase 250,000 shares of VCSY stock at an exercise price of $0.025 per share.

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 shares of common stock of the Company, which is subject to Rule 144 regulation and vests as follows: 90,000 shares after 30 days from the execution of this agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement.

         From April 1, 2004 to June 22, 2004, warrants to purchase 6,319,699 shares of the common stock of the Company at an average price of $0.052 per share expired.

         From April 1, 2004 to June 22, 2004, incentive stock options to purchase 925,000 shares of the Company at a price of $0.037 per share expired.

         From April 1, 2004 to June 22, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.041 per share expired.

         For subsequent events concerning Notes Payable, including amendments to promissory notes, please see Note 3,

         For subsequent events concerning Legal Proceedings, please see Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes of Vertical Computer Systems, Inc. and Subsidiaries included in Item 1, and the cautionary statements and risk factors included in this Item 2 of this Report.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended March 31, 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2002. The forward-looking information set forth in this Report is as of the date of this filing, and the Company undertakes no duty to update this information. More information about potential factors that could affect the Company's business and financial results is included in the section in this Item 2 entitled "Cautionary Statement and Risk Factors."

OVERVIEW

         The Company is a multinational provider of administrative software, internet core technologies, and derivative software application products through its distribution network. The Company's main administrative software product is emPath 6.2, which is developed and distributed by Now Solutions, Inc.,, the Company's subsidiary. The Company's primary internet core technologies include SiteFlash and the Emily XML Scripting Language, which can be used to build web services. The Company attempts to acquire and operate companies whose products, in the Company's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that the Company believes is capable of penetrating multiple sectors through cross promotion.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         TOTAL REVENUES. The Company had total revenues of $1,945,398 and $1,561,762 in the three months ended March 31, 2003 and 2002, respectively. The increase in total revenue was $383,636 for the three months ended March 31, 2003 representing approximately a 25% increase compared to the total revenue for the three months ended March 31, 2002. Of the $1,945,398 in the three months ended March 31, 2003 and the $1,561,762 in the three months ended March 31, 2002, $1,927,783 and $1,552,262, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001, 5% in January 2004, and the remaining 35% interest in February 2004.

         The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended 2003 increased by $232,312 from the same period in the prior year, representing approximately 18.6% increase, due to the increase in customers Now Solutions serves. There was no software development revenue in the three months ended March 31, 2003, which resulted in a decrease of $6,800, from the same period in the prior year. Consulting revenue in the three months ended March 31, 2003, increased by $192,427, from the same period in the prior year, which represented approximately 70.8% increase, due to the regular increase in client base. Other revenue in the three months ended March 31, 2003 decreased by $34,303 from the same period in the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $2,177,677 and $3,300,803 in the three months ended March 31, 2003 and 2002, respectively. The total operating expenses in the three months ended March 31, 2003 decreased by $1,123,126 compared to the operating expenses in the three months ended March 31, 2002, representing approximately 34% decrease. Of the $2,177,677 in the three months ended March

31, 2003 and the $3,300,803 in the three months ended March 31, 2002, Now Solutions accounted for $1,651,267 and $1,589,365, respectively.

         The $1,123,126 of decrease was primarily attributable to decreases in the following expenses: First, there was a decrease in expenses that were incurred by Enfacet. During the first quarter of 2002 there was a charge in the amount of $718,035 due to a Fair Market Value of Investment Adjustment. In addition, operating expenses incurred by Vertical Systems decreased $459,851. This was mainly attributable due to a reduction of approximately $80,000 in payroll and related items. There was also a charge in the first quarter of 2002 in the amount of $82,295 due to a fair market value of investment adjustment for the decrease attributable to securities held by the Company.

         OPERATING LOSS. The Company had an operating loss of $232,279 and $1,739,041 in the three months ended March 31, 2003 and 2002, respectively. The operating loss decreased by $1,506,762 compared to the operating loss in the three months ended March 31, 2002, representing a decrease of approximately 86.6%. The decrease was primarily attributable to the combination of an increase in revenue of $383,636 and a decrease in the operating expenses of $1,123,126.

         INTEREST EXPENSE. The Company had an interest expense of $107,153 and $156,351 for the three months ended March 31, 2003 and 2002, respectively. Interest expense decreased in 2003 by $49,198, representing a decrease of approximately 31%, compared to the same type of expense in three months ended March 31, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from Coast Business Credit.

         MINORITY INTEREST. The minority interest as of March 31, 2003 was $71,632 compared to $0 of minority interest as of March 31, 2002. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions.

         NET LOSS. The Company had a net loss of $487,812 and $1,885,425 as of March 31, 2003 and 2002, respectively. Net loss as of March 31, 2003 decreased by $1,397,613, representing a decrease of approximately 74%. The decrease of $1,397,613 was primarily attributable to the combination of an increase in revenue by approximately $383,636 and a decrease of operating expenses by $1,123,126.

         DIVIDENDS APPLICABLE TO PREFERRED STOCK. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,006 for the three months ended March 31, 2003 and 2002, respectively.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company had a net loss applicable to common stockholders of $637,812 and $2,035,431 three months ended March 31, 2003 and 2002, respectively. Net loss applicable to common stockholders decreased by $1,397,619, representing a decrease of approximately 69%, compared to the net loss applicable to common stockholders in the three months ended March 31, 2002.

         NET LOSS PER SHARE. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash generated from operating activities for the three months ended March 31, 2003 was $575,840. This positive cash flow was primarily related to a net loss of $487,812 adjusted by total non-cash items of $365,925 (including depreciation and amortization of $310,949, the largest item), a decrease in accounts receivable of $620,555 and an increase in related party receivable of $8,699, offset by increases in all liabilities items of approximately $81,239.

         Since 1999, the Company has been entirely dependent on external cash to support its operations. In the past three years, the Company has financed its operations through the sale of securities, including common and preferred stock, convertible debts, and notes payable.

         At March 31, 2003, the Company had cash-on-hand of $1,565,259. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and

Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

         Since March 31, 2003, the Company has received gross proceeds of $226,000 from the sale of convertible debentures as well as loans in the amount of approximately $830,000. As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations for one month. Thereafter, the Company will need to raise additional funds through selling securities or obtaining additional loans. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. The Company's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. The Company's monthly cost of operations is approximately $75,000 (excluding the operations of Now Solutions, Inc.) consisting of salaries, rent, insurance premiums, and professional fees (legal, accounting, and investor relations). In addition to the monthly operating cost, the Company has principal and interest payments due on notes payable. Below are the minimum principal payments on notes payable of the Company as of June 22, 2004, including the year of payment:

                                  AMOUNT (INCLUDING NOW     AMOUNT (EXCLUDING
                AS OF                    SOLUTIONS)           NOW SOLUTIONS)
        --------------------      ---------------------     ------------------
        12/31/2003(Past Due)      $          1,634,212       $        884,212
             12/31/2004                      1,379,500                230,000
             Thereafter                      2,264,683                985,000
                                  --------------------      -------------------
                Total             $          5,278,395       $       2,099,212
                                  ====================      ===================

         The Company does not have sufficient funds available to meet these obligations. The Company will need to raise significant funds to meet these obligations or make significant sales of its products. Other than the Equity Line of Credit discussed below, the Company does not have any commitments for funding. The Company continues to explore financing options. The Company's independent accountants have issued a going concern opinion in its financial statements that raise substantial doubt about the Company's ability to continue as a going concern. This going concern opinion was issued due to the Company's significant recurring operating losses, the substantial funds used in its operations and the need to raise additional funds to meet its obligations. The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations.

         The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes, which will be applied pro-rata to the notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

         In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell , whereby up to $10,000,000 worth of the Company's common stock may be purchased. Prior to the execution of the Equity Line of Credit Agreement, the Company terminated the previous Equity Line of Credit Agreement. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that had not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days, the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 22, 2004, no debentures have been converted.

         In April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80% of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000. The debt accrues interest at 5% per annum and is due April 2006. As of June 22, 2004, no debentures have been converted.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,440 (valued using the Black-Scholes valuation model). In connection with these loans, The Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,220 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 shares of the Company common stock to each lender (at a total fair market value of $14,000), which are subject to Rule 144 Regulation, and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "leak out" agreement. These notes are currently in default.

         In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interest at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of the $435,000 note issued by Now Solutions to the Company to secure the loan. In connection with the loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In exchange, the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd, Arglen, and Robert Farias in connection with the $500,000 note.

         The Company amended two notes payable it had issued to Victor Weber in the amount of $65,000 and $45,000 in March 2003. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes was extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and the Company issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, Vertical paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 22, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In August 2003, the Company obtained an extension and waiver of default for a $50,000 note issued by the Company to a third party in June 2002. Pursuant to the waiver, the Company's payment obligations were amended so that the Company was required to begin making monthly installment payments of $7,500 beginning on November 15, 2003 until the balance under the note has been paid. The note is currently delinquent.

         In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make a payment of accrued interest for each respective note on October 15, 2003, and monthly interest payments for all accrued interest for both notes thereafter shall be made, and, beginning on January 15, 2004, the foregoing interest payments shall be replaced with monthly installment payments of $5,000 until the balances owned under these notes have been paid. The note is currently delinquent.

         In October 2003, the Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds are received and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $5,000). In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000. The note will bear interest at 10% per annum, is due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS.

         In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS up to $200,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $4,000). The note will bear interest at 10% per annum, is due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

         In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 22, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 per year up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         In  connection  with the  purchase  of the Human  Resource  Information
Application Software assets of Ross Systems, Inc., Now Solutions ("Now Solutions") issued a promissory note to Ross Systems for $1 million and obtained $5.5 million of notes payable. The $1 million note is due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 is due in February 2003. In February 2002, Now Solutions withheld its payments on the remaining $750,000 note due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross Systems, Inc. (Ross) of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note. In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross' action without prejudice. In October 2003 the motion of Ross for reargument was denied. Ross has appealed the August 2003 court order. In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. No decision has been rendered as of June 15, 2004.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision.

         The $5.5 million note payable, issued by Now Solutions to Coast and purchased by WAMCO 31, Ltd., was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and
(d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid.

         The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Now Solutions and its lender, Coast Business Credit ("Coast") agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the
Company and the Lender agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, the lender agreed to waive certain defaults by Now Solutions under the Loan
Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to the lender as collateral. Under the amended terms of the Pledge Agreement, the Company was entitled to withdraw $383,333 from the deposit account, plus $91,667 per month commencing in October 2002, provided that: (a) Now Solutions has made the preceding monthly payment on the principal and (b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. In September 2003, Now Solutions issued two notes payable to the Company with principal amounts of $215,000 and $435,000, respectively to replace the previous $650,000 note payable. The interest on the notes for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. Pursuant to the terms of the notes, beginning on October 1, 2003 and continuing on the first day of every month thereafter, Now Solutions is required to pay the previous month(s) accrued interest. The principal and all amounts owing under the notes shall be due and payable no later than December 31, 2004; however the outstanding balance on the notes shall become due if either the balance due under the original loan from Coast Business Credit is refinanced by Now Solutions or the successor-in-interest bank to Coast Business Credit permits earlier terms of payment by Now Solutions and agrees to waive any potential default of any of Now Solutions ` covenants under the Loan and Security Agreement (the "Coast Loan") between Now Solutions and Coast Business Credit, dated February 28, 2001. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure a $50,000 loan made by Victor Weber to the Company as well as $150,000 in loans made by Weber to the Company made in December 2002 through July 2003. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 22, 2004.

         In December 2003, the Company settled its dispute with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now
Solutions for $1.4 million as follows: (a) $800,000 which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note is currently delinquent. On June 17, 2004, Arglen noticed a motion in the action encaptioned Arglen Acquisitions, LLC v. Vertical Computer Systems, Inc. Superior Court of the State of California, County of Los Angeles. Pursuant to the motion, Arglen requests a judgment for $600,000.00 against the Company as joint obligor on a promissory note to Arglen. The motion is scheduled to be heard on August 13, 2004. The Company is taking appropriate action to defend the motion.

GOING CONCERN UNCERTAINTY

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2003, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at March 31, 2003 was $3,346,576. Additionally, at March 31, 2003, the Company had negative working capital of approximately $7.9 million (although it includes deferred revenue of approximately $2.5 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. In April 2003, the Equity Line of Credit Agreement executed in August 2001 was cancelled and the Company entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this new agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. In accordance with the new agreement, the Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the shares to be issued under this new agreement. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

MARKET RISKS

         The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2003, there are no material gains or losses requiring separate disclosure.

DIVIDENDS

         The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.

RELATED PARTY TRANSACTIONS

         In March 2003, the Company amended two notes payable it had issued to Victor Weber in the amount of $65,000 and $45,000. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes was extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and Vertical issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, the Company paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 22, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         The note payable in the amount of $84,000 issued by EnFacet to Robert Farias, bearing interest at 8% per annum, unsecured, was issued on June 1, 2001, with principal and interest due on June 1, 2002. In March 2003, both parties entered into an agreement to amend the note. Pursuant to the amendment, the due date of the note was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet is required to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd, Arglen, and Robert Farias in connection with the $500,000 note. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes, which will be applied pro-rata to the notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

         In May 2003, the Company issued a $7,500 promissory note bearing interest at twelve percent (12%), due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. The note is currently delinquent. Mr. Rossetti is the CEO and a Director of Government Internet Systems, Inc., a subsidiary of the Company.

         In June 2003, James Salz loaned the company $10,000. In January 2004, the Company agreed to issue 1,000,000 shares of the Company's common stock (at a fair market value of $3,000), subject to Rule 144 regulation and with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. In April 2004, the due date on the note was extended to August 1, 2004.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 per year up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 shares of the common stock of the Company (at a fair market value of $135,000), which shall be subject to Rule 144 Regulation and have "piggy-back" registration rights. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

CRITICAL ACCOUNTING POLICIES

         CAPITALIZED SOFTWARE COSTS

         Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2003 and 2002, no costs were capitalized.

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

         REVENUE RECOGNITION

         Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and with Emerging Issues Task Force Issued No 00-21, "Revenue Arrangement with Multiple Deliverables."

         Deferred  revenue on maintenance  contracts  represent cash received in
advance  or  accounts  receivable  from  systems,   maintenance  services,   and
consulting sales, which is recognized over the life of the contact.

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

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts presented:

                                                                                          2003             2002
                                                                                      -----------     --------------
Net loss: as reported                                                                 $  (487,812)    $  (1,885,425)
     Add:  total stock based employee compensation expense determined under fair
         value method for all awards                                                           --                --

     Pro forma                                                                        $  (487,812)    $  (1,885,425)

Basic and diluted loss per common share                                               $     (0.00)    $       (0.00)
Pro forma                                                                             $     (0.00)    $       (0.00)

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

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No 145 as of December 31, 2002 and the adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

      In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No 148 is effective for the Company's financial statements for the year ending after December 15, 2002. As permitted by SFAS No. 148, the Company has elected to retain the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, the adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

      In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No 146 as of January 1, 2003 and the adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

      In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

      NEW ACCOUNTING PRONOUNCEMENTS NOT ADOPTED YET

      In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning July 1, 2003. The Company is in the process of assessing the effect of SFAS No. 150 on the Company's consolidated financials statements.

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

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

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

      WE HAVE HISTORICALLY INCURRED LOSSES AND MAY CONTINUE TO DO SO IN THE
FUTURE

      We have historically incurred losses. In the three months ended March 31, 2003, and the year ended December 31, 2002, we had net losses applicable to common shareholders of $(637,812) and $(3,924,210), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE US

      We have a limited operating history upon which an evaluation of our business prospects can be based. Our business operations commenced in October 1999. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by emerging growth companies in new and rapidly evolving markets for Internet based products and services. Our success will depend, in part, on our ability to:

o     attain profitable operations;

o enter into distribution relationships and strategic alliances to sell our SiteFlash and Emily technology products and applications and build traffic to our Web sites;

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

      OUR SUCCESS DEPENDS ON OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO PAY FOR THE EXPENSES OF OUR OPERATIONS

      We believe that our success will depend upon our ability to generate revenues from sales of our SiteFlash and Emily technology products and sponsorship and e-commerce fees from our Internet sites and increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of approximately $7,900,000 at March 31, 2003, which means that our current liabilities exceeded our current assets by approximately $7,900,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2003 were not sufficient to satisfy all of our current liabilities on that date.

      OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE OUTSIDE OF OUR CONTROL

      Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others:

o     the demand for our SiteFlash and Emily technology;

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

      OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

      Our success is dependent, in part, upon our ability to protect and leverage the value of our original SiteFlash and Emily technology products and Internet content, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

      THE COMPANY WILL LIKELY EXPERIENCE LOSSES FOR THE FORESEEABLE FUTURE

      Our lack of an extensive operating history makes prediction of future operating results difficult. We believe that a comparison of our quarterly results is not meaningful. As a result, you should not rely on the results for any period as an indication of our future performance. Accordingly, there can be no assurance that we will generate significant revenues or that we will attain a level of profitability in the future. We currently intend to expand and improve our Internet operations, fund increased advertising and marketing efforts, expand and improve our Internet user support capabilities and develop new internet technologies, products and services. As a result, we may experience significant losses on a quarterly and annual basis.

      THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON ITS ABILITY TO RAISE ADDITIONAL FUNDS AND TO ESTABLISH PROFITABLE OPERATIONS.

      The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at March 31, 2003, the Company had stockholders' deficit of $3.3 million and negative working capital of approximately $7.9 million (although it includes deferred revenue of approximately $2.5 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. EVALUATION OF CONTROLS AND PROCEDURES

      Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company required to disclose in the reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in the Company's controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

      Because the Company's 100% subsidiary, Now Solutions, Inc., generates over 90% of the Company's revenues, the Company, through its directors, engaged Craig Hamilton and Company ("CHC") to make a detailed review of Now Solution's complete financial functions in order to more effectively evaluate internal controls and procedures. This report was completed in February 2003. In March 2003 Now Solutions retained CHC to implement the majority of its recommendations, including one to ensure a standard charter of accounts for its Canadian subsidiary that will more efficiently consolidate into the Company's financial statements.

      In June 2003 after Now Solutions and the mutually agreed separation between Stephen Gunn, Now Solutions' former CFO and Now Solutions, CHC was retained on a monthly basis to perform the monthly financial functions and implement CHC's recommendations including the establishment of a standard charter of accounts between Now Solutions and the Company. The Company retained independent consultants to prepare its financial statements. In addition, the Company employs in-house corporate counsel and outside SEC legal counsel to assist in the Company's SEC reporting requirements. In March 2004, the Company retained Sheri Pantermuehl to serve as the CFO of the Company and Now Solutions. Ms. Pantermuehl is now responsible for preparing the financial statements of Now Solutions and the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting primarily of collection actions and vendor disputes.

      In addition, we are involved in the following additional ongoing matters.

      In December 2003, the Company settled its dispute with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000 which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note has not been paid and in April 2004, Arglen gave notice of default and acceleration. On June 17, 2004, Arglen noticed a motion in the action encaptioned Arglen Acquisitions, LLC v. Vertical Computer Systems, Inc. Superior Court of the State of California, County of Los Angeles. Pursuant to the motion, Arglen requests a judgment for $600,000.00 interest and attorneys fees against the Company as joint obligor on the promissory note to Arglen. The motion is scheduled to be heard on August 13, 2004. The Company is taking appropriate action to defend the motion.

      At March 31, 2003, the Company had cash-on-hand of $1,565,259. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

      In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire action against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision.

      In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003 the motion of Ross for reargument was denied. Ross has appealed the August 2003 court order, but subsequently abandoned its appeal.

      In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. No decision has been rendered as of June 15, 2004.

      In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of moneys to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division.

      On December 21, 2001, the Company entered into an option agreement with iNet Purchasing ("iNet") to purchase an additional interest in iNet under which the Company would obtain an aggregate 56% ownership interest in iNet pursuant to the Stock Purchase Agreement and the Stockholder's Agreements. In accordance with the option agreement, the Company was required to pay $140,000 in four equal monthly installments beginning in December 2001 and grant three-year stock options to three iNet executives, Basil Nikas, Robin Mattern, and Wayne Savage, in the amount of 1,500,000, 1,500,000, and 500,000 shares of the Company's common stock, respectively. These stock options were issued in 2001. At December 31, 2002, the Company had paid a total of $131,282 and intends to offset the remaining balance against amounts owed by iNet pending a final accounting. The options are vested, have a strike price of $0.01, and must be exercised within 3 years from the date of issuance. Pursuant to the terms of the Stock Purchase Agreement and the Stockholders Agreements, if the Company exercised the option to obtain a majority interest in iNet by April 2002, the Company is required to pay to iNet $860,000 in cash or marketable securities (pending any potential offsets). The Company would need to raise additional capital in order to pay the cash portion of the exercise price, which is $860,000. In addition, in order to exercise the option, the Company must issue 70,000 shares of Series C preferred stock and grant additional three-year warrants and options, as the case may be, to purchase an additional 6,000,000 shares of the Company's common stock each to Nikas and Mattern and 2,000,000 shares of the Company's common stock to Savage, at a strike price of $0.025 per share. Of these warrants and options, the Company issued but did not deliver 1,500,000 warrants each to Mr. Nikas and Mr. Mattern and 500,000 warrants to Mr. Savage in January 2002. The fair market value of these warrants at the date of grant was $35,713. In the event that the Company does not acquire a majority interest in iNet, these options and warrants will automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached. The Company is seeking an extension of the exercise date to allow iNet to deliver the required information and to allow the Company an opportunity to review the information and to make an informed investment decision, as well as to allow both parties to resolve the issues of monies owed by iNet to the Company and vice versa. Discussions thus far with iNet have not resulted in a resolution of this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In January 2003, the Company's subsidiary, Government Internet Systems, Inc. retained David Kinney to serve as CTO. The Company issued five year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive. The warrants, at the time of issuance, had an estimated fair market value of $2,441 (valued using the Black-Scholes valuation model). In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Kinney has the option to become a salaried employee for 2 years at an annual salary of $125,000.

      In January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc., a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,672 (valued using the Black-Scholes valuation model).

      In January 2003, the remaining $50,000 of principal of $125,000 in debentures was converted into 12,853,470 shares of the Company's common stock. These convertible debentures, issued on September 11, 2001, bearing interest at 6% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on September 1, 2006.

      In January 2003, the remaining $55,000 of principal of $140,000 in debentures was converted into 14,138,817 shares of the Company's common stock. These convertible debentures, issued on October 5, 2001, bearing interest at 6% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on October 5, 2006. The accrued interest is currently outstanding.

      In February 2003, the Company and its wholly owned subsidiary, Enfacet, Inc., agreed to amend the stock purchase agreement. Pursuant to the amendment, the Company may substitute 400 common shares for each share of Preferred "C" Stock of the Company (up to 12,000,000 shares of common stock of the Company) in connection with purchase of Enfacet, Inc. The Company may cancel any Preferred "C" Stock of the Company for which common stock is substituted or as otherwise specified in the agreement. In April 2003, the Company issued 3,000,000 shares of common stock of the Company with the Rule 144 restrictive legend to former employees and consultants of Enfacet, Inc. for services. These 3,000,000 shares were issued in connection with this agreement and the Company has cancelled 7500 shares of Preferred "C" Stock that were issued to the Company's subsidiary, but held by the Company. In February 2004, the Company cancelled 22,500 shares of Preferred "C" Stock of the Company .

      In March 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc., a subsidiary of the Company, retained the services of Thomas Beeson as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $645 (valued using the Black-Scholes valuation model).

      In April 2003, the Company and the third party seller of the SiteFlash technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 shares of common stock of the Company in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003. The Company issued the 1,000,000 common shares in April 2003.

      In April 2003, the Company issued 5 year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.01 per share to Wolman, Babbitt, & King for legal services rendered to the Company. The warrants, at the time of issuance, had an estimated fair market value of $15,009 (valued using the Black-Scholes valuation model).

      In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. In October 2000, the Company had agreed to provide $250,000 in funding to TranStar in exchange for a 30% equity interest. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock. Radlovic is the President and CEO of TranStar.

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

      In April 2003, the Company issued 1,100,000 shares of common stock to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional 1 year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

      In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell, whereby up to $10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was to be issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell Capital Partners, L.P. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 22, 2004, no debentures have been converted.

      In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80% of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000. As of June 22, 2004, no debentures have been converted.

      In April 2003, the Company issued, but did not deliver, 3,000,000 shares of common stock of the Company to a third party lender in anticipation of finalizing the terms of the loan made by the lender. The lender had initially agreed to loan the Company $60,000 but only $31,859 was funded. The Company intends to deliver the stock once the terms of the loan are finalized.

      In April 2003, $40,000 of principal of $100,000 in debentures was converted into 10,245,900 shares of the Company's common stock. These convertible debentures, issued on March 29, 2002, bearing interest at 5% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on March 28, 2004.

      In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,440 (valued using the Black-Scholes valuation model). In connection with these loans, The Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,220 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 shares of the Company common stock to each lender (at a total fair market value of $14,000), which are subject to Rule 144 Regulation, and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "leak out" agreement. These notes are currently in default.

      In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 15,000,000 shares of Company's common stock with the Rule 144 restrictive legend with a fair market value of $60,000.

      During the three months ended June 30, 2003, incentive stock options to purchase 210,000 shares of common stock of the Company at share prices ranging from $0.45 to $0.47 per share expired.

      During the three months ended June 30, 2003, non-statutory stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.

      In July 2003, the Company issued 8,000,000 shares of common stock of the Company to Victor Weber in connection with $150,000 in loans made to the Company. The stock is subject to Rule 144 restrictions. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. The fair market value of these shares was $40,000.

      In October 2003, the Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $5,000). The note will bear interest at 10% per annum, is due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS.

      In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $4,000). The note will bear interest at 10% per annum, is due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 22, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

      In December 2003, $20,000 of principal of $100,000 in debentures and $1,726 in interest was redeemed for a total of $25,726, which includes a 20% premium on the principal. This convertible debenture, originally issued on March 29, 2002, bearing interest at 5% per annum, was convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase.

      During the three months ended September 30, 2003, non-statutory stock options to purchase 265,000 shares of common stock of the Company at a share price of $0.47 per share expired.

      During the three months ended December 31, 2003, non statutory stock options to purchase 10,000,000 shares of common stock of the Company at a share price of $0.001-$0.025 per share expired.

      During the three months ended December 31, 2003, warrants to purchase 45,455 shares of common stock of the Company at a share price of $0.11 per share expired.

      In January 2004, the Company issued 1,500,000 shares of common stock of the Company with the Rule 144 restrictive legend to two consultants for services (at a fair-market value of $4,500). The Company has agreed to "piggy-back" registration rights with respect to the stock.

      In January 2004, the Company purchased the 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 shares of common stock of the Company (at a fair market value of $3,000). The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to Rule 144 Regulation with "piggy-back" registration rights and subject to a "leak-out" agreement.

      In January 2004, the Company issued 10,000,000 shares of common stock of the Company with the Rule 144 restrictive legend (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "leak-out" agreement to Wolman, Babbit, and King in connection with legal services provided to the Company.

      In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 shares of common stock of the Company with the Rule 144 restrictive legend (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "leak out" agreement.

      In January 2004, the Company agreed to issue 1,000,000 shares of the Company's common stock (at a fair market value of $3,000), subject to Rule 144 regulation and with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. In April 2004, the due date on the note was extended to August 1, 2004.

      In February 2004, $10,000 of principal of $100,000 in debentures and $925 in interest was redeemed for a total of $10,925. This convertible debenture, originally issued on March 29, 2002, bearing interest at 5% per annum, was convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 per year up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e, not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 shares of the common stock of the Company (at a fair market value of $135,000), which shall be subject to Rule 144 Regulation and have "piggy-back" registration rights. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

      In February 2004, the Company completed the closing of its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note is currently delinquent.

      In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2 year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, LLC. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company agreed to grant 5 year incentive stock options to purchase 2,500,000 shares of common stock of the Company within 45 business days at an exercise price on the date of issuance. The stock options were issued in April 2004 at a strike price of $0.014 per share. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl.

      For the three months ended March 31, 2004, the Company granted 5 year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to "leak out" provisions. The stock options were issued in connection with employment agreements executed in January 2004.

      For the three months ended March 31, 2004, two employees shall receive a total of 3% ownership interest of "phantom" stock in Now Solutions in connection with employment agreements executed in January 2004.

      During the three months ended March 31, 2004, warrants to purchase 432,069 shares of common stock of the Company at an average share price of $0.096 expired.

      During the three months ended March 31, 2004, incentive stock options to purchase 1,275,000 shares of the Company at a price of $0.086 per share expired.

      During the three months ended March 31, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.086 per share expired.

      In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued 5 year warrants to purchase 250,000 shares of VCSY stock at an exercise price of $0.025 per share.

      In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 shares of common stock of the Company, which is subject to Rule 144 regulation and vests as follows: 90,000 shares after 30 days from the execution of this agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement.

      In July 2003, the Company issued 8,000,000 shares of common stock of the Company to Victor Weber in connection with $60,000 in loans made and services rendered to the Company. The stock is subject to Rule 144 restrictions. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. The fair market value of these shares was $40,000.

      From April 1, 2004 to June 22, 2004, warrants to purchase 6,319,699 shares of the common stock of the Company at an average price of $0.052 per share expired.

      From April 1, 2004 to June 22_, 2004, incentive stock options to purchase 925,000 shares of the Company at a price of $0.037 per share expired.

      From April 1, 2004 to June 22_, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.041 per share expired.

ITEM 3.  DEFAULT UNDER SENIOR SECURITIES

      The a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September
2004, issued by the Company and Now Solutions to Arglen in connection with the settlement of litigation and the purchase by the Company of Arglen's interest in Now Solutions is currently in default. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) The following exhibits are filed as part of this filing:

EXHIBIT NO.        DESCRIPTION                                                    LOCATION

10.101             (a) Executive Agreement, dated January 8, 2003,                Incorporated by reference to Exhibit 10.101 to the
                   between the Company's Subsidiary, GIS, and David               Company's Form 10-KSB filed on August 7, 2003
                   Kinney

                   (b) Warrants, dated January 8, 2003 issued to David Kinney in connection with Executive Agreement between the Company's
                   Subsidiary, GIS, and David Kinney

10.102             (a) Amendment to Stock Purchase Agreement, dated Incorporated  Incorporated by reference to Exhibit 10.103 to the by  reference  to  Exhibit  10.102 to the  February  1, 2003,  Company's Form 10-KSB filed on August 7, 2003 between the Company and Enfacet  Company's  Form 10-KSB filed on August 7, 2003
10.103             $200,000 Purchase of Convertible Debentures, dated
                   April 14, between the Company and third party
                   buyers

                   (a)   Securities   Purchase   Agreement   (for   $200,000  of
                   Convertible Debentures)

                   (b) Form of Debenture

                   (c) Registration Rights Agreement

10.104             Equity Line of Credit Agreement, dated April 14,               Incorporated by reference to Exhibit 10.104 to the
                   2003, between the Company and Cornell Capital                  Company's Form 10-KSB filed on August 7, 2003
                   Partners, L.P.

                   (a) Equity Line of Credit Agreement,

                   (b) Registration Rights Agreement

                   (c) Compensation Debenture

10.105             (a) Services agreement, dated April 10, 2003,                  Incorporated by reference to Exhibit 10.105 to the
                   between the Company and Vasu Vijay                             Company's Form 10-KSB filed on August 7, 2003

                   (b) Promissory note, dated April 10, 2003, issued by the Company to Vasu Vijay

                   (c) Consulting  Agreement,  dated April 14 2003,  between the
                   Company and Vasu Vijay



10.106 Stock Sale Agreement, dated April 11, 2003, Incorporated by reference to Exhibit 10.106 to the between the Company and Mike Radlovic Company's Form 10-KSB filed on August 7, 2003

                   (a) Stock Sale Agreement,

                   (b) Stock Pledge Agreement

                   (c) Promissory Note

10.107             Amendment Agreement, dated April 11, 2003, between             Incorporated by reference to Exhibit 10.107 to the
                   TranStar Systems, Inc. and the Company,                        Company's Form 10-KSB filed on August 7, 2003

10.108             Loan Agreement, between the Company and a third                Incorporated by reference to Exhibit 10.108 to the
                   party lender, dated May 9, 2003                                Company's Form 10-KSB filed on August 7, 2003

                   (a) Term Sheet

                   (b) Promissory Note

                   (c) Warrants

10.109             Loan Agreement, between the Company and a third                Incorporated by reference to Exhibit 10.109 to the
                   party lender, dated May 9, 2003                                Company's Form 10-KSB filed on August 7, 2003

                   (a) Term Sheet

                   (b) Promissory Note

10.110             Equitilink Services Agreement, dated June 10,                  Attached herewith
                   2002, between the Company and Equitilink

10.111             Loan, agreement, between the Company and a third               Attached herewith
                   party lender

                   (a) Term Sheet, dated June 25, 2003

                   (b) $90,000 note, dated June 26, 2003

                   (c) Pledge Agreement, dated June 26, 2003

10.112             Loan and Cancellation Agreement, dated July 1,                 Attached herewith
                   2003, between the Company and Victor Weber

                   (a) Term Sheet

                   (b) $100,000 Promissory Note

                   (c) $40,000 Promissory Note

10.113             Loan Agreement, dated September 4, 2003, between               Attached herewith
                   the Company and Victor Weber

                   (a) Term Sheet

                   (b) $50,000 Promissory Note

10.114             $500,000 Farias Loan Agreement between Now                     Attached herewith
                   Solutions and the Company and Robert Farias, dated
                   February 13, 2004



                   (a) Loan Agreement

                   (b) Promissory Note, issued by Now Solutions

                   (c)  Security   Agreement   between  Robert  Farias  and  Now
                   Solutions

                   (d) Ownership Pledge Agreement  between Robert Farias and the
                   Company

10.115             Arglen Settlement between Arglen Acquisitions, LLC             Attached herewith
                   and the Company

                   (a) Arglen Settlement Agreement, dated December 4,
                   2004

                   (b) Promissory Note, dated February 13, 2004, issued by Now
                   Solutions to the Arglen Acquisitions, LLC

                   (c) Security Agreement, dated February 13, 2004

10.116             Employment Agreement between Now Solutions, Inc.               Attached herewith
                   and Vertical Computer Systems, Inc. and Sheri
                   Pantermuehl, dated March 1, 2004

21.1               Subsidiaries of the Company                                    Incorporated by reference to Exhibit 21.1 to the
                                                                                  Company's Form 10-KSB filed on August 7, 2003
31.1                                                                              Attached herewith
                   (a) Certification of Chief Executive Officer
                   Pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002, dated June 22, 2004

                   (b) Certification of Chief Financial Officer
                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004

32.1              (a) Certification of Chief Executive Officer Pursuant to        Attached herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22,
                  2004 (b)

                  (b) Certification of Chief Financial Officer Pursuant to        Attached herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22,
                  2004


      (b) Reports on Form 8-K:

      On September 8, 2003, the Company filed a report on Form 8-K for a change of address for its principal executive offices to Austin, Texas.

      On September 10, 2003, the Company filed a report on Form 8-K/A amending the prior 8-K for a change of address for its principal executive offices to Austin, Texas.

      On January 28, 2004, the Company filed a report on Form 8K for its settlement of legal proceedings with Arglen and the buyout of Arglen's minority interest in the Company's subsidiary, Now Solutions.

      On April 21, 2003, the Company filed a report on Form 8-K for a change of address for its principal executive offices to Fort Worth, Texas.

      On April 28, 2003, the Company filed a report on Form 8-K for the grant of a patent by the United States Patent and Trademark Office (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" on April 6, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 22, 2004                VERTICAL COMPUTER SYSTEMS, INC.

                                      By: /s/ Richard Wade
                                          Richard Wade
                                          President and Chief Executive Officer

                                      By: /s/ Sheri Pantermuehl
                                          Sheri Pantermuehl
                                          Chief Financial Officer