Form 10QSB
period 2003-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2004-07-01
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           For the transition period from_____________ to_____________

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

                           201 Main Street, Suite 1455
                              Fort Worth, TX 76102
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (817) 348-8717
                ------------------------------------------------
                (Registrant's Executive Office Telephone Number)

              101 West Sixth Street, Suite 401, Austin, Texas 78701
              -----------------------------------------------------
                    (FORMER ADDRESS OF SMALL BUSINESS ISSUER)

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes |_|   No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 856,772,301 shares issued and outstanding as of June 28, 2004.

       Transitional Small Business Disclosure Format (check one):

                            Yes |_|   No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                                           Page
  Item 1. Condensed Consolidated Financial Statements:

  Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2003 and December 31, 2002              3

  Condensed Consolidated Statements of Operations (unaudited) for the Three and Six months Ended          5
    June 30, 2003 and 2002

  Condensed Consolidated Statements of Cash Flows (unaudited) for the Six months Ended June 30, 2003      6
    and 2002

  Notes to Condensed Consolidated Financial Statements                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          19

  Item 3. Evaluation of Disclosure Controls and Procedures                                               36

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                             37

  Item 2.  Changes in Securities and Use of Proceeds                                                     38

  Item 3.  Defaults Under Senior Securities                                                              43

  Item 4.  Submission of Matters To A Vote Of Security Holders                                           44

  Item 5.  Other Information                                                                             44

  Item 6. Exhibits and Reports on Form 8-K                                                               44

  Signatures                                                                                             47

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet


                                                                      June 30,       December 31,
                                        Assets                          2003            2002
                                                                    (unaudited)
                                                                    -----------     -----------
Current Assets
  Cash                                                              $ 1,849,769     $   946,035
  Restricted cash                                                          --           284,357
  Pledged Cash                                                             --           650,000
  Securities available for sale                                           2,812           2,812
  Accounts receivable, net of allowance for bad debts of $7,918
    and $129,252                                                      1,037,574       2,058,306
  Other receivable                                                      110,085          98,505
  Receivables from officers and employees                               162,435         158,264
  Deferred tax asset- current portion                                    70,000          70,000
  Prepaid expenses                                                      169,925          76,855

Total Current Assets                                                  3,402,600       4,345,134

Property and equipment, net of accumulated depreciation                 281,005         367,858
Goodwill and other intangibles, net                                   5,472,441       6,002,683
Deferred tax asset                                                      455,632         366,000
Deposits and other                                                        4,000           4,000
                                                                    -----------     -----------
Total Assets                                                        $ 9,615,678     $11,085,675
                                                                    ===========     ===========
     Liabilities, Convertible Preferred Stock and
        Stockholder's Equity/ (Deficit)

Current liabilities
  Accounts payable and accrued liabilities                          $ 3,782,145     $ 3,416,027
  Deferred Revenue                                                    2,426,244       2,568,840
  Payable to officers                                                      --            50,464
  Accrued Federal/State Tax                                             687,239         480,000
  Notes payable- current portion                                      4,629,115       2,650,971
                                                                    -----------     -----------
Total current liabilities                                            11,524,743       9,166,302

  Convertible debt                                                      450,000         205,000
  Accrued Dividends                                                   1,413,712       1,113,712
  Note payable, net of discount and current portion                        --         3,001,712
                                                                    -----------     -----------
Total liabilities                                                   $13,388,454     $13,486,726
                                                                    ===========     ===========


    See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet (continued)


                                                                             June 30,        December 31,
                                                                              2003               2002
                                                                           (Unaudited)
                                                                          ------------      ------------
Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
  Shares authorized; 7,200 shares issued and outstanding                  $     45,000      $     45,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
  Shares authorized; 25,000 shares issued and outstanding                      156,250           156,250

Minority interest                                                              396,794           299,283

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized;
  787,223,121 and 726,884,934 issued and outstanding                             7,873             7,270

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
  250,000 shares authorized; 50,000 shares issued and outstanding                   50                50

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
  shares authorized; 72,500 issued and 50,000 outstanding                      350,000           350,000

Additional paid-in-capital                                                  25,962,366        25,687,963

Accumulated deficit                                                        (30,822,697)      (28,946,867)

Accumulated other comprehensive income/(loss)                                  131,588              --
                                                                          ------------      ------------
Total Stockholders' deficit                                                 (4,370,820)       (2,901,584)
                                                                          ------------      ------------
Total liabilities and stockholders' deficit                               $  9,615,679      $ 11,085,675
                                                                          ============      ============


    See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                              Three months ended                    Six months ended
                                                                   June 30,                             June 30,
                                                           2003               2002               2003                2002
                                                        (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                       -------------      -------------      -------------      -------------
Revenues
  Licensing and maintenance                            $   1,327,422      $   1,645,177      $   2,810,289      $   2,895,732
  Software Development                                          --               42,200               --               49,000
  Consulting Services                                        352,503            293,613            816,790            565,474
  Other                                                        9,662             87,079              7,906            119,626
                                                       -------------      -------------      -------------      -------------
Total Revenues                                             1,689,587          2,068,069          3,634,985          3,629,832

Selling, general and administrative expenses               2,606,318          2,273,913          4,783,995          5,574,716
                                                       -------------      -------------      -------------      -------------
Operating loss                                              (916,731)          (205,844)        (1,149,010)        (1,944,884)

Interest income                                                2,362             10,044              5,813             20,011
Interest expense                                            (110,363)          (167,991)          (217,516)          (324,343)
                                                       -------------      -------------      -------------      -------------
Net loss before minority interest and income taxes        (1,024,732)          (363,791)        (1,360,713)        (2,249,216)

Provision for taxes                                          (37,406)              --             (117,606)              --
                                                       -------------      -------------      -------------      -------------
Net loss before minority interest                         (1,062,138)          (363,791)        (1,478,319)        (2,249,216)

Minority interest in income of subsidiary                    (25,879)           (96,895)           (97,511)           (96,895)
                                                       -------------      -------------      -------------      -------------

Net loss                                                  (1,088,017)          (460,686)        (1,575,830)        (2,346,111)

Dividend applicable to preferred stock                      (150,000)          (150,000)          (300,000)          (300,006)

Net loss applicable to common stockholders             $  (1,238,017)     $    (610,686)     $  (1,875,830)     $  (2,646,117)
                                                       =============      =============      =============      =============
Basic and diluted loss per share                       $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                                       =============      =============      =============      =============
Basic and diluted weighted average number of
common shares outstanding                                772,227,913        627,691,422        761,827,656        623,246,978
                                                       =============      =============      =============      =============

Comprehensive loss and its components consist of the following:

  Net loss                                             $  (1,088,017)     $    (460,686)     $  (1,575,830)     $  (2,346,111)

  Translation adjustments                                     63,219              3,451            131,588             (5,740)
                                                       -------------      -------------      -------------      -------------

  Comprehensive loss                                   $  (1,024,798)     $    (457,235)     $  (1,444,242)     $  (2,351,851)
                                                       =============      =============      =============      =============


    See accompanying notes to the condensed consolidated financial statements

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash flows


                                                                                        Six Months ended
                                                                                           June 30,
                                                                                      2003            2002
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                                         $(1,575,830)   $(2,346,111)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interest in net income of Subsidiary                                         97,511         96,895
  Depreciation and amortization                                                        632,689        614,147
  Amortization of note discount                                                           --           33,967
  Stock compensation                                                                   130,006           --
  Non-employee compensation expense                                                       --            6,782
  Professional services                                                                   --            9,040
  Fees associated with notes payable                                                      --          206,109
  Issuance of warrants for iNet Options                                                   --           35,712
  Bad debt expense                                                                    (121,308)        77,955
  Write-off fixed assets                                                                  --           42,022
  Write-off goodwill and investments                                                      --          663,725
  Write down marketable securities                                                        --          (35,014)
  Unrealized Gain/(loss) on change in foreign currency translation                        --           (5,740)
Changes in operating assets and liabilities:
  Securities available for sale                                                           --          206,634
  Accounts receivable                                                                1,142,039       (957,391)
  Other receivable                                                                     (11,580)       408,656
  Receivable from officers and employees                                                (4,171)       (42,989)
  Prepaid expenses                                                                     (93,070)        (7,110)
  Deposits                                                                                --           15,237
  Accounts payable and accrued liabilities                                             433,261      1,203,817
  Deferred Revenue                                                                    (142,597)       306,990
                                                                                   -----------    -----------
Net cash provided by operating activities:                                             486,950        533,333

Cash flow from investing activities:
  Purchase of equipment                                                                (15,594)       (86,827)
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                    (15,594)       (86,827)

Cash flow from financing activities:
   Proceeds from issuance of convertible debentures                                    190,000        100,000
   Proceeds from issuance of notes payable                                             237,845           --
   Issuance of notes payable, net of discount                                             --          344,811
  Release of pledged cash                                                              650,000           --
  Release of restricted cash                                                           284,357           --
  Repayment of notes payable                                                        (1,061,413)    (1,072,253)
                                                                                   -----------    -----------
Net cash used in financing activities                                                  300,789       (627,442)

Effect of changes in exchange rates on cash                                            131,589           --

Net increase (decrease) in cash and cash equivalents,                                  903,734       (180,936)
Cash and cash equivalents, beginning of period                                         946,035        845,459
                                                                                   -----------    -----------
Cash and cash equivalents, end of period                                           $ 1,849,769    $   664,523
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for the year period:
            Interest                                                               $   135,338    $   193,739

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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at June 30, 2003 was $4,370,820. Additionally, at June 30, 2003, the Company had negative working capital of approximately $8.1 million (although it includes deferred revenue of
approximately   $2.4   million)  and  has  defaulted  on  several  of  its  debt
obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. In April 2003, the Equity Line of Credit Agreement executed in August 2001 was cancelled and the Company entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this new agreement, the Company may issue and sell to Cornell Capital Partners, L.P. (Cornell) common stock for a total purchase price of up to $10.0 million. In accordance with the new agreement, the Company will be entitled to commence drawing down on the equity line of credit upon the effectiveness of a Registration Statement registering the shares to be issued under this new agreement. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

      In January 2003, the remaining $50,000 of principal of $125,000 in debentures was converted into 12,853,470 shares of the Company's common stock. These convertible debentures, issued on September 11, 2001, bears interest at 6% per annum, were convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder at any time after the purchase. Principal and interest were originally due at maturity on September 1, 2006.

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

      In April 2003, the Company and the third party seller of the SiteFlash technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 shares of the Company common stock in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003. The Company issued the 1,000,000 shares in April 2003.

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

      In April 2003, the Company issued 1,100,000 shares of common stock (at a fair market value of $5,390) to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional one-year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

      In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell, whereby up to $10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 28, 2004, no debentures have been converted.

      In April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000. As of June 28, 2004, no debentures have been converted.

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

      During the six months ended June 30, 2003, incentive stock options to purchase 210,000 shares of common stock of the Company at share prices ranging from $0.45 to $0.47 per share expired.

      During the six months ended June 30, 2003, non-statutory stock options stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.

      In July 2003, the Company issued 8,000,000 shares of common stock of the Company to Victor Weber in connection with $60,000 in loans made and services rendered to the Company. The stock is subject to Rule 144 restrictions. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. The fair market value of these shares was $40,000.

Note 3 - Notes Payable

      The note payable to Coast Business Credit ("Coast"), issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 31, Ltd., purchased the loan. As of June 28, 2004, the outstanding principal balance due on the $5.5 million note is $1,304,766. In August 2003, WAMCO 31, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. In connection with the amendment, Now Solutions is required to pay WAMCO 31 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a factional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a leak-out provision. The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes are due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure a $50,000 loan made by Victor Weber to the Company as well as $150,000 in loans made by Weber to the Company in December 2002 through July 2003. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. Now Solutions has made all interests payments as of June 28, 2004.

      The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), with payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. See also Note 4, Litigation, for subsequent event. At June 30, 2003, the past due balance of the note outstanding was $750,000 and the unamortized discount was zero.

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

      The note payable in the amount of $50,000 to a third party lender, bearing interest at the rate of 12% per annum, secured by a limited interest in the Company's deposit pledge account on behalf of Now Solutions, was issued in June 2002 and was originally due in January 2003. In connection with the loan, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of $4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the $25,000 note (as discussed below) and then to the $50,000 note. In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make monthly accrued interest payments for each respective note beginning on October 15, 2003, and, beginning on January 15, 2004, the above monthly interest payments were to be replaced with a monthly installment payment of $5,000, which is to be made until the balances owned under these notes have been paid. The note is currently delinquent.

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

      The Company amended two notes payable it had issued to Victor Weber in the amount of $65,000 and $45,000 in March 2003. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes were extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and the Company issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, the Company paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 28, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

      The note payable in the amount of $84,000 issued by EnFacet to Robert Farias, bearing interest at 8% per annum, unsecured, was issued on June 1, 2001, with principal and interest due on June 1, 2002. In March 2003, both parties entered into an agreement to amend the note. Pursuant to the amendment, the due date of the note was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet is required to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now
Solutions' present indebtedness to WAMCO 31, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company in June 2003.

      The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company in June 2003. These notes are delinquent.

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

      In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interest at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of the $435,000 note issued by Now Solutions to the Company to secure the loan. In connection with the loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In return, the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $$91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note.

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

      At June 30, 2003, the Company had cash-on-hand of $1,848,769. Now Solutions' cash-on-hand of was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

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

      In November 2003, the Company agreed to issue 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS up to $200,000 and the Company issued 1,000,000 shares of Company's common stock with the Rule 144 restrictive legend (with a fair market value of $4,000). The note will bear interest at 10% per annum, is due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 89% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 28, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

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

      From April 1, 2004 to June 28, 2004, warrants to purchase 6,319,699 shares of the common stock of the Company at an average price of $0.052 per share expired.

      From April 1, 2004 to June 28, 2004, incentive stock options to purchase 925,000 shares of the Company at a price of $0.037 per share expired.

      From April 1, 2004 to June 28, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.041 per share expired.

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

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three and six months ended June 30, 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2002. The forward-looking information set forth in this Report is as of the date of this filing, and the Company undertakes no duty to update this information. More information about potential factors that could affect the Company's business and financial results is included in the section in this Item 2 entitled "Cautionary Statement and Risk Factors."

Overview

      The Company is a multinational provider of administrative software, internet core technologies, and derivative software application products through its distribution network. The Company's main administrative software product is emPath 6.2, which is developed and distributed by Now Solutions, Inc., the Company's subsidiary. The Company's primary internet core technologies include SiteFlash and the Emily XML Scripting Language, which can be used to build web services. The Company attempts to acquire and operate companies whose products, in the Company's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that the Company believes is capable of penetrating multiple sectors through cross promotion.

      Results Of Operations

      Three And Six Month Periods Ended June 30, 2003 Compared To The Three And Six Months Ended June 30, 2002

      Total Revenues. The Company had total revenues of $1,689,587 and $2,068,069 in the three months ended June 30, 2003 and 2002, respectively. The decrease in total revenue was $378,482 for the three months ended June 30, 2003 representing an 18.3% decrease compared to the total revenue for the three months ended June 30, 2002. Of the $1,689,587 in the three months ended June 30, 2003 and the $2,068,069 in the three months ended June 30, 2002, $1,645,830 and $2,059,271, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2003 decreased by $317,755 from the same period in the prior year, representing approximately a 19% decrease, due to selling less new or upgraded software licenses. There was no software development revenue in the three months ended June 30, 2003, which resulted in a decrease of $42,200 from the same period in the prior year. Consulting revenue in the three months ended June 30, 2003, increased by $58,890 from the same period in the prior year, which represented approximately a 20% increase, due to converting existing clients from the classic version of Now Solutions emPath software to version 6.2. Other revenue in the three months ended June 30, 2003 decreased by $77,417 from the same period in the prior year, which represented approximately 89% decrease.

      The Company had total revenues of $3,634,985 and $3,629,832 in the six months ended June 30, 2003 and 2002, respectively. The increase in total revenue was $5,153 for the six months ended June 30, 2003 representing a less than 1% increase compared to the total revenue for the six months ended June 30, 2002. Of the $3,634,985 in the six months ended June 30, 2003 and the $3,629,832 in the six months ended June 30, 2002, $3,573,613 and $3,611,535, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended 2003 decreased by $85,443 from the same period in the prior year, representing approximately a 3% decrease, due to selling less new or upgraded software licenses. There was no software development revenue in the six months ended June 30, 2003, which resulted in a decrease of $49,000, from the same period in the prior year. Consulting revenue in the three months ended June 30, 2003, increased by $251,316, from the same period in the prior year, which represented approximately a 44.4% increase, due to converting existing clients from the classic version of Now Solutions emPath software to version 6.2. Other revenue in the six months ended June 30, 2003 decreased by $111,720 from the same period in the prior year, which represented approximately a 93% decrease.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,606,318 and $2,273,913 in the three months ended June 30, 2003 and 2002, respectively. The total operating expenses in the three months ended June 30, 2003 increased by $332,405 compared to the operating expenses in the three months ended June 30, 2002, representing approximately a 14.6% increase. Of the $2,606,318 in the three months ended June 30, 2003 and the $2,273,913 in the three months ended June 30, 2002, Now Solutions accounted for $1,565,985 and $1,252,509, respectively. The increase of $332,405 was primarily attributable to an increase in outside consulting, legal and other professional fees.

      The Company had selling, general and administrative expenses of $4,873,995 and $5,574,716 in the six months ended June 30, 2003 and 2002, respectively. The total operating expenses in the six months ended June 30, 2003 decreased by $700,721 compared to the operating expenses in the six months ended June 30, 2002, representing approximately a 12.5% decrease. Of the $4,783,995 in the six months ended June 30, 2003 and the $5,574,716 in the six months ended June 30, 2002, Now Solutions accounted for $3,217,252 and $2,482,666, respectively. In the first quarter of 2002, there was a charge of $718,035 due to a Fair Market Value of Investment Adjustment for the Company's subsidiary Enfacet. There was charge in 2003. In addition Vertical decreased it employee related cost by approximately $90,000. These decreases were partially offset by increases in outside consulting, legal and other professional fees.

      Operating Loss. The Company had an operating loss of $916,731 and $205,844 in the three months ended June 30, 2003 and 2002, respectively. The operating loss increased by $710,887 compared to the operating loss in the three months ended June 30, 2002, representing an increase of approximately 345.4%. The increase was primarily attributable to the combination of a decrease in revenue of $378,482 and an increase in the operating expenses of $332,405 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had an operating loss of $1,149,010 and $1,944,884 in the six months ended June 30, 2003 and 2002, respectively. The operating loss decreased by $795,875 compared to the operating loss in the six months ended June 30, 2002, representing a decrease of approximately 41%. The decrease was primarily attributable a decrease in the operating expenses of $700,721 as described in the above paragraph (Selling, General and Administrative Expenses).

      Interest Expense. The Company had an interest expense of $110,363 and $167,991 for the three months ended June 30, 2003 and 2002, respectively. Interest expense decreased in 2003 by $57,628, representing a decrease of approximately 34%, compared to the same type of expense in three months ended June 30, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from Coast Business Credit that now has been transferred to WAMCO 31, Ltd.

      The Company had an interest expense of $217,516 and $324,343 for the six months ended June 30, 2003 and 2002, respectively. Interest expense decreased in 2003 by $106,827, representing a decrease of approximately 33%, compared to the same type of expense in six months ended June 30, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from Coast Business Credit.

      Minority Interest. The minority interest in Now Solutions net income for the three months ended June 30, 2003 was $25,879 compared to $98,895 of minority interest as of June 30, 2002. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions. .

      The minority interest in Now Solutions net income for the six months ended June 30, 2003 was $97,511 compared to $96,895 of minority interest as of June 30, 2002. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions.

      Net Loss. The Company had a net loss of $1,088,017 and $460,686 for the three months ended June 30, 2003 and 2002, respectively. Net loss as of June 30, 2003 increased by $627,331, representing an increase of approximately 136.1%. The increase of $627,331 was primarily attributable to the combination of a decrease in revenue by $378,482, and an increase of operating expenses of $332,405. In 2002, Now Solutions did not carry a tax expense. In the three months ended June 30, 2003, the Company had a tax expense of $37,406 representing an increase in tax expense of $37,406. In February 2004 it was determined that Now Solutions file its U.S. tax return as a flow through entity and all U.S. federal tax expense and tax asset and liability accounts were reversed effective December 31, 2003.

      The Company had a net loss of $1,575,830 and $2,346,111 for the six months ended June 30, 2003 and 2002, respectively. Net loss as of June 30, 2003 decreased by $770,281, representing a decrease of approximately 33%. The decrease of $770,281 was primarily a decrease of operating expenses by $700,721. In 2002 Now Solutions did not carry a tax expense. In the six months ended June 30, 2003, the Company had a tax expense of $117,606 representing an increase in tax expense of $117,606 In February 2004 it was determined that Now Solutions would be file its U.S. tax return as a flow through entity and all U.S. federal tax expense and tax asset and liability accounts were reversed effective December 31, 2003.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended June 30, 2003 and 2002, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $300,000 and $300,006 for the six months ended June 30, 2003 and 2002, respectively.

      Net Loss Applicable to Common Stockholders. The Company had a net loss applicable to common stockholders of $1,238,017 and $610,686 for the three months ended June 30, 2003 and 2002, respectively. Net loss applicable to common stockholders increased by $627,331, representing an increase of approximately 103.7%, compared to the net loss applicable to common stockholders in the three months ended June 30, 2002. The increase of $627,331 was primarily attributable to the combination of a decrease in revenue by $378,482, and an increase of operating expenses of $332,405.

      The Company had a net loss applicable to common stockholders of $1,875,830 and $2,646,117 for the six months ended June 30, 2003 and 2002, respectively. Net loss applicable to common stockholders decreased by $770,287, representing a decrease of approximately 29%, compared to the net loss applicable to common stockholders in the six months ended June 30, 2002. The decrease of $770,287 was primarily a decrease of operating expenses by $700,721.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended June 30, 2003 and 2002, respectively. The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2003 and 2002, respectively.

Liquidity And Capital Resources

      Net cash generated from operating activities for the six months ended June 30, 2003 was $486,950. This positive cash flow was primarily related to a net loss of $1,575,830 adjusted by total non-cash items of $873,899 (including depreciation and amortization of $632,689, the largest item), a decrease in accounts receivable of $1,007,039, a decrease in pre-paid expenses of $93,070 and a decrease in related party receivables of $14,859, offset by increases in all liabilities items of $332,566.

      Since 1999, the Company has been entirely dependent on external cash to support its operations. In the past three years, the Company has financed its operations through the sale of securities, including common and preferred stock, convertible debts, and notes payable.

      At June 30, 2003, the Company had cash-on-hand of $1,849,769. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

      Since June 30, 2003, the Company has received gross proceeds of $26,000 from the sale of convertible debentures as well as loans in the amount of approximately $650,000. As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations for one month. Thereafter, the Company will need to raise additional funds through selling securities or obtaining loans. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. The Company's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. The Company's monthly cost of operations is approximately $75,000 (excluding the operations of Now Solutions, Inc.) consisting of salaries, rent, insurance premiums, and professional fees (legal, accounting, and investor relations). In addition to the monthly operating cost, the Company has principal and interest payments due on notes payable. Below are the current minimum principal payments on notes payable of the Company as of June 28, 2004, including the year of payment:

                            Amount (including       Amount (excluding
        As of                Now Solutions)            Now Solutions)
--------------------       -------------------     -------------------
12/31/2003(Past Due)          $1,634,212              $  884,212
     12/31/2004                1,379,500                 230,000
     Thereafter                2,264,683                 985,000
                              ----------              ----------
        Total                 $5,278,395              $2,099,212
                              ==========              ==========

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

      In March 2003, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and
(iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

      In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock may be purchased. Prior to the execution of the Equity Line of Credit Agreement, the Company terminated the previous Equity Line of Credit Agreement. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that had not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days, the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell Capital Partners, L.P. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 28, 2004, no debentures have been converted.

      In April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80% of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000. As of June 28, 2004, no debentures have been converted.

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

      In June 2003, the Company and a third party lender entered into an agreement whereby the Company was loaned $90,000. In exchange the Company issued a $90,000 note bearing interest at 10%, and due March 31, 2004. The Company pledged a limited interest in $90,000 of the $435,000 note issued by Now Solutions to the Company to secure the loan. In connection with the loan, the lender waived the default of a $350,000 note issued by EnFacet in August 2001, a 100% subsidiary of the Company, and extended the maturity date of this note to March 31, 2004. In exchange, the Company increased the interest rate of the $350,000 note from 8% to 10% beginning July 1, 2003. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $$91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd, Arglen, and Robert Farias in connection with the $500,000 note.

      In March 2003, the Company amended two notes payable it had issued to Victor Weber in the amounts of $65,000 and $45,000. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes were extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and the Company issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, Vertical paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 28, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

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

      In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make a payment of accrued interest for each respective note on October 15, 2003, and monthly interest payments for all accrued interest for both notes thereafter shall be made, and, beginning on January 15, 2004, the foregoing interest payments were to be replaced with monthly installment payments of $5,000 until the balances owned under these notes have been paid. The note is currently delinquent.

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

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 28, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

      In  connection  with  the  purchase  of  the  Human  Resource  Information
Application Software assets of Ross Systems, Inc., Now Solutions ("Now Solutions") issued a promissory note to Ross Systems for $1 million and obtained $5.5 million of notes payable. The $1 million note is due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 is due in February 2003. In February 2002, Now Solutions withheld its payments on the remaining $750,000 note due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross Systems, Inc. (Ross) of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note. In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross' action without prejudice. In October 2003, the motion of Ross for reargument was denied. Ross has appealed the August 2003 court order. In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. No decision has been rendered as of June 15, 2004.

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

      The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In October 2002, Now Solutions and its lender, Coast Business Credit ("Coast") agreed to amend the Loan and Security Agreement, dated February 28, 2001 (the "Loan Agreement"). Also in October 2002, the
Company and the Lender agreed to amend the Deposit Account Pledge Agreement, dated February 28, 2001 (the "Pledge Agreement"). In these amendments, the lender agreed to waive certain defaults by Now Solutions under the Loan
Agreement and Pledge Agreement, including non-compliance with financial covenants and non-delivery of financial statements, and to modify the financial covenants. In exchange, the Company agreed to amend the provisions of the Pledge Agreement related to its ability to withdraw amounts pledged to the lender as collateral. Under the amended terms of the Pledge Agreement, the Company was entitled to withdraw $383,333 from the deposit account, plus $91,667 per month commencing in October 2002, provided that: (a) Now Solutions has made the preceding monthly payment on the principal and (b) Now Solutions is not in default of or has not cured certain covenants under the Loan Agreement. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. In September 2003, Now Solutions issued two notes payable to the Company with principal amounts of $215,000 and $435,000, respectively to replace the previous $650,000 note payable. The interest on the notes for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. Pursuant to the terms of the notes, beginning on October 1, 2003 and continuing on the first day of every month thereafter, Now Solutions is required to pay the previous month(s) accrued interest. The principal and all amounts owing under the notes shall be due and payable no later than December 31, 2004; however the outstanding balance on the notes shall become due if either the balance due under the original loan from Coast Business Credit is refinanced by Now Solutions or the successor-in-interest bank to Coast Business Credit permits earlier terms of payment by Now Solutions and agrees to waive any potential default of any of Now Solutions' covenants under the Loan and Security Agreement (the "Coast Loan") between Now Solutions and Coast Business Credit, dated February 28, 2001. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure a $50,000 loan made by Victor Weber to the Company as well as $150,000 in loans made by Weber to the Company made in December 2002 through July 2003. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 28, 2004.

      In December 2003, the Company settled its dispute with Arglen Acquisitions, LLC, a minority partner of Now Solutions ("Arglen"), regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen Acquisitions concerning violations of Now Solutions' Operating Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000 which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to Rule 144 regulation with "leak out" provisions. The Company is obligated to file a registration statement within 180 days of the closing date covering the resale of the shares by Arglen. If the Company does not file a timely registration statement, the Company is obligated to issue an additional 5,000,000 shares and file its registration statement no later than December 31, 2004. The note is currently delinquent. On June 17, 2004, Arglen noticed a motion in the action encaptioned Arglen Acquisitions, LLC v. Vertical Computer Systems, Inc. Superior Court of the State of California, County of Los Angeles. Pursuant to the motion, Arglen requests a judgment for $600,000.00 against the Company as joint obligor on a promissory note to Arglen. The motion is scheduled to be heard on August 13, 2004. The Company is taking appropriate action to defend the motion.

Going Concern Uncertainty

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at June 20, 2003 was $4,370,802. Additionally, at June 30, 2003, the Company had negative working capital of approximately $8.1 million (although it includes deferred revenue of
approximately   $2.4   million)  and  has  defaulted  on  several  of  its  debt
obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2003, there are no material gains or losses requiring separate disclosure.

Dividends

      The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.

Related Party Transactions

      In March 2004, the Company amended two notes payable it had issued to Victor Weber in the amount of $65,000 and $45,000. These notes were issued in December 2002, bearing interest at 13% per annum, were unsecured, and were due in March 2003. In March 2003, the due date for payment of principal and interest of these notes were extended to July 1, 2003. In July 2003, the Company and Victor Weber amended the terms of certain loans made by Weber to the Company in the aggregate amount of $150,000. Pursuant to their agreement, Weber cancelled the $65,000 and $45,000 notes payable as well as other outstanding debt, and Vertical issued two promissory notes in the amounts of $100,000 and $40,000. The $100,000 promissory note bears interest at 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. The $40,000 promissory note bears interest at 13% per annum and is payable in monthly installment payments beginning August 1, 2003, and consisting of an $8,000 principal payment plus the interest accrued in the previous month. In consideration of the loans made to the Company and for services rendered on behalf of the Company, the Company paid a $250 commitment fee to Weber and issued 8,000,000 shares of common stock of the Company to Weber. The stock is subject to Rule 144 restrictions. In August 2003, the Company obtained extensions and waivers of default for two notes of $100,000 and $40,000 issued by the Company to Victor Weber on July 1, 2003. Pursuant to these extensions, the Company had until October 1, 2003 to become current in its payments. In September 2003, Weber agreed to loan the Company $50,000. In exchange, the Company issued a $50,000 note bearing interest at 13%, and due March 31, 2004. In connection with the loan, the Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this loan as well as $150,000 in loans from Weber to the Company from December 2002 through July 2003. Pursuant to the Company pledge, Weber has the option to have the Company assign the $215,000 note issued by Now Solutions to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. Except for the $215,000 note, which was assigned to Weber, all other notes and debt under loans made by Weber were cancelled. The Company has made all interests payments as of June 28, 2004. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

      The note payable in the amount of $84,000 issued by EnFacet to Robert Farias, bearing interest at 8% per annum, unsecured, was issued on June 1, 2001, with principal and interest due on June 1, 2002. In March 2003, both parties entered into an agreement to amend the note. Pursuant to the amendment, the due date of the note was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet is required to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now
Solutions' present indebtedness to WAMCO 31, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

      The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and
(iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen Acquisitions. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

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

Critical Accounting Policies

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2003 and 2002, no costs were capitalized.

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

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the three and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts presented:


                                                                                During the        During the
                                                                                three months      three months
                                                                                  ended              ended
                                                                               June 30, 2003     June 30, 2002
Net loss: as reported                                                          $  (970,411)      $  (460,686)
Add: total stock based employee compensation expense determined under fair
     value method for all awards                                                      --                --

Pro forma                                                                      $  (970,411)      $  (460,686)

Basic and diluted loss per common share                                        $     (0.00)      $     (0.00)
Pro forma                                                                      $     (0.00)      $     (0.00)

                                                                               During the six    During the six
                                                                               months ended       months ended
                                                                               June 30, 2003     June 30, 2002

Net loss: as reported                                                           $(1,575,830)      $(2,346,111)
Add: total stock based employee compensation expense determined under fair
     value method for all awards                                                         --                --

Pro forma                                                                       $(1,575,830)      $(2,346,111)

Basic and diluted loss per common share                                         $     (0.00)      $     (0.00)
Pro forma                                                                       $     (0.00)      $     (0.00)

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

      We Have  Historically  Incurred  Losses And May  Continue  To Do So In The
      Future

      We have historically incurred losses. In the six months ended June 30, 2003, and the year ended December 31, 2002, we had net losses applicable to common shareholders of $(1,875,830) and $(3,924,210), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2003 Were Not Sufficient To Satisfy Our Current Liabilities On That
                                      Date

      We had a working capital deficit of approximately $8,100,000 at June 30, 2003, which means that our current liabilities exceeded our current assets by approximately $8,100,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2003 were not sufficient to satisfy all of our current liabilities on that date.

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

      The accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at June 30, 2002, the Company had stockholders' deficit of $4,370,820 and negative working capital of approximately $8.1 million (although it includes deferred revenue of approximately $2.4 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      Because the Company's 100% subsidiary, Now Solutions, Inc., generates over 90% of the Company's revenues, the Company, through its representatives on Now Solutions' executive committee, engaged Craig Hamilton and Company ("CHC") to make a detailed review of Now Solution's complete financial functions in order to more effectively evaluate internal controls and procedures. This report was completed in February 2003. In March 2003 Now Solutions retained CHC to implement the majority of its recommendations, including one to ensure a standard charter of accounts for its Canadian subsidiary that will more efficiently consolidate into the Company's financial statements.

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

      At June 30, 2003, the Company had cash-on-hand of $1,848,769. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

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

      In April 2003, the Company issued 1,100,000 shares of common stock (at a fair market value of $5,390) to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional 1 year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

      In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to
$10,000,000 worth of the Company's common stock may be purchased. The shares must be registered before the sale, and the shares can be purchased at 99% of the lowest closing bid price during the 5 days trading days after the Company requests an advance, but not less than the minimum advance price per share set by the Company and provide in the notice requesting an advance. The Equity Line of Credit Agreement contains a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. The debenture provides that after 180 days the holder may convert any portion of the principal at 100% of the lowest closing bid price 3 days prior to conversion. In addition, the Company shall pay $500 in legal, administrative and escrow fees and a 2% commitment fee of each advance to Cornell Capital Partners, L.P. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of June 28, 2004, no debentures have been converted.

      In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $50,000. As of June 28, 2004, no debentures have been converted.

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

      During the six months ended June 30, 2003, incentive stock options to purchase 210,000 shares of common stock of the Company at share prices ranging from $0.45 to $0.47 per share expired.

      During the six months ended June 30, 2003, non-statutory stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.

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

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of June 28, 2004, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently delinquent and the debenture has not been redeemed. The note is currently delinquent and the debenture has not been redeemed.

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

      In January 2004, the Company purchased the 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 shares of common stock of the Company (at a fair market value of $3,000). The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to Rule 144 Regulation with "piggy-back" registration rights and subject to a "leak-out" agreement. .

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of Vertical common stock at a $0.03 per share, (iv) 5,000,000 shares of Vertical common stock subject to Rule 144 Regulation (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of Vertical common stock in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to Rule 144 regulation and "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd and Arglen Acquisitions. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003.

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

      From April 1, 2004 to June 28, 2004, warrants to purchase 6,319,699 shares of the common stock of the Company at an average price of $0.052 per share expired.

      From April 1, 2004 to June 28, 2004, incentive stock options to purchase 925,000 shares of the Company at a price of $0.037 per share expired.

      From April 1, 2004 to June 28, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price of $0.041 per share expired.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this filing:

Exhibit No.   Description                                                      Location
-----------   -----------                                                      --------
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

10.102 (a) Amendment to Stock Purchase Agreement, dated Incorporated by reference to Exhibit 10.102 to the February 1, 2003, between the Company and Enfacet Company's Form 10-KSB filed on August 7, 2003

10.103        $200,000 Purchase of Convertible Debentures, dated               Incorporated by reference to Exhibit 10.103 to the
              April 14, between the Company and third party                    Company's Form 10-KSB filed on August 7, 2003
              buyers

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

              (b) Stock Pledge Agreement

              (c) Promissory Note

Exhibit No.   Description                                                      Location
-----------   -----------                                                      --------
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

              (a) Term Sheet

              (b) Promissory Note

10.110        Equitilink Services Agreement, dated June 10,                    Incorporated by reference to Exhibit 10.110 to the
              2002, between the Company and Equitilink                         Company's Form 10-QSB for the quarter ended March
                                                                               31, 2003, filed on June 22, 2003

10.111        Loan, agreement, between the Company and a third                 Incorporated by reference to Exhibit 10.111 to the
              party lender                                                     Company's Form 10-QSB for the quarter ended March
                                                                               31, 2003, filed on June 22, 2003
              (a) Term Sheet, dated June 25, 2003

              (b) $90,000 note, dated June 26, 2003

              (c) Pledge Agreement, dated June 26, 2003

10.112        Loan and Cancellation Agreement, dated July 1,                   Incorporated by reference to Exhibit 10.112 to the
              2003, between the Company and Victor Weber                       Company's Form 10-QSB for the quarter ended March
                                                                               31, 2003,  filed on June 22, 2003
              (a) Term Sheet

              (b) $100,000 Promissory Note

              (c) $40,000 Promissory Note

10.113        Loan Agreement, dated September 4, 2003, between                 Incorporated by reference to Exhibit 10.113 to the
              the Company and Victor Weber                                     Company's Form 10-QSB for the quarter ended March
                                                                               31, 2003, filed on June 22, 2003
              (a) Term Sheet

              (b) $50,000 Promissory Note

10.114        $500,000 Farias Loan Agreement between Now                       Incorporated by reference to Exhibit 10.114 to the
              Solutions and the Company and Robert Farias, dated               Company's Form 10-QSB filed on June 22, 2003
              February 13, 2004

              (a) Loan Agreement

              (b) Promissory Note, issued by Now Solutions

              (c) Security Agreement between Robert Farias and Now
              Solutions

              (d) Ownership Pledge Agreement between Robert Farias and the
              Company

Exhibit No.   Description                                                      Location
-----------   -----------                                                      --------
10.115        Arglen Settlement between Arglen Acquisitions, LLC               Incorporated by reference to Exhibit 10.115 to the
              and the Company                                                  Company's Form 10-QSB for the quarter ended March
                                                                               31, 2003, filed on June 22, 2003

              (a) Arglen Settlement Agreement, dated December 4,
              2004

              (b) Promissory Note, dated February 13, 2004, issued by Now
              Solutions to the Arglen Acquisitions, LLC

              (c) Security Agreement, dated February 13, 2004

21.1          Subsidiaries of the Company                                      Incorporated by reference to Exhibit 21.1 to the
                                                                               Company's Form 10-KSB filed on August 7, 2003
31.2                                                                           Attached herewith
              (a) Certification of Chief Executive Officer
              Pursuant to Section 302 of the Sarbanes-Oxley Act
              of 2002, dated June 28, 2004

              (b) Certification of Chief Financial Officer
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 28, 2004

32.2          (a) Certification of Chief Executive Officer                     Attached herewith
              Pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002, dated June 28, 2004

              (b) Certification of Chief Financial Officer
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 28, 2004

      (b)   Reports on Form 8-K:

      On September 8, 2003, the Company filed a report on Form 8-K for a change of address for its principal executive offices to Austin, Texas.

      On September 10, 2003, the Company filed a report on Form 8-K/A amending the prior 8-K for a change of address for its principal executive offices to Austin, Texas.

      On January 28, 2004, the Company filed a report on Form 8K concerning its settlement of legal proceedings with Arglen and the buyout of Arglen's minority interest in the Company's subsidiary, Now Solutions.

      On April 21, 2004, the Company filed a report on Form 8-K for a change of address for its principal executive offices to Fort Worth, Texas.

      On April 28, 2004, the Company filed a report on Form 8-K for the grant of a patent by the United States Patent and Trademark Office (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" on April 6, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2004                     VERTICAL COMPUTER SYSTEMS, INC.


                                        By:/s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade
                                           President and Chief Executive Officer


                                        By:/s/ Sheri Pantermuehl
                                           -------------------------------------
                                           Sheri Pantermuehl
                                           Chief Financial Officer