Form 10QSB
period 2003-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2004-07-01
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

              |_| FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                     Yes |_|  No|X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 856,772,301 shares issued and outstanding as of June 28, 2004.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                                                            PAGE

   Item 1. Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2003 and December 31, 2002 ..................    3

   Condensed Consolidated Statements of Operations (unaudited) for the Three and nine months Ended September 30, 2003    5
     and 2002

   Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2003 and 2002     6

   Notes to Condensed Consolidated Financial Statements .............................................................    7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....................   20

   Item 3. Evaluation of Disclosure Controls and Procedures .........................................................   37

PART II OTHER INFORMATION

   Item 1.  Legal Proceedings .......................................................................................   37

   Item 2.  Changes in Securities and Use of Proceeds ...............................................................   39

   Item 3.  Defaults Under Senior Securities ........................................................................   44

   Item 4.  Submission of Matters To A Vote Of Security Holders .....................................................   44

   Item 5.  Other Information .......................................................................................   44

   Item 6. Exhibits and Reports on Form 8-K .........................................................................   44

   Signatures .......................................................................................................   48

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                2003             2002
                                                                                            (UNAUDITED)
                                                                                            -------------    ------------
                               ASSETS
Current Assets
   Cash                                                                                     $ 1,357,578     $   946,035
   Restricted cash                                                                                   --         284,357
   Pledged Cash                                                                                      --         650,000
   Securities available for sale                                                                  2,812           2,812
   Accounts receivable, net of allowance for bad debts of $12,790 and $129,252                  612,296       2,058,306
   Other receivable                                                                             110,085          98,505
   Receivables from officers and employees                                                      151,265         158,264
   Deferred tax asset- current portion                                                           70,000          70,000
   Prepaid expenses                                                                             186,813          76,855

Total Current Assets                                                                          2,490,849       4,345,134

Property and equipment, net of accumulated depreciation                                         232,291         367,858
Goodwill and other intangibles, net                                                           5,204,843       6,002,683
Deferred tax asset                                                                              436,397         366,000
Deposits and other                                                                                  600           4,000
                                                                                            -----------      ----------
Total Assets                                                                                $ 8,364,980     $11,085,675
                                                                                            ===========      ==========

     LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY/ (DEFICIT)

Current liabilities
   Accounts payable and accrued liabilities                                                 $ 4,120,035     $ 3,416,027
   Deferred Revenue                                                                           2,039,168       2,568,840
   Payable to officers                                                                               --          50,464
   Accrued Federal/State Tax                                                                    562,415         480,000
   Notes payable- current portion                                                             4,404,115       2,650,971
                                                                                            -----------      ----------
Total current liabilities                                                                    11,125,733       9,166,302

   Convertible debt                                                                             450,000         205,000
   Accrued dividends                                                                          1,563,712       1,113,712
   Note payable, net of discount and current portion                                                 --       3,001,712
                                                                                            -----------      ----------
Total liabilities                                                                           $13,139,445     $13,486,726
                                                                                            ===========      ==========


    See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                             2003              2002
                                                                          (UNAUDITED)
                                                                          -------------     ------------
Minority interest                                                       $    318,636      $   299,283

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized;
   797,272,301 and 726,884,934 issued and outstanding                          7,973            7,270

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
   250,000 shares authorized; 50,000 shares issued and outstanding                50               50

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
   Shares authorized; 7,200 shares issued and outstanding                     45,000           45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
   shares authorized; 72,500 issued and 50,000 outstanding                   350,000          350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding                      156,250          156,250

Additional paid-in-capital                                                26,012,266       25,687,963

Accumulated deficit                                                      (31,786,265)     (28,946,867)

Accumulated other comprehensive income/(loss)                                121,625               --
                                                                        ------------      -----------

Total Stockholders' deficit                                               (5,093,101)      (2,700,334)
                                                                        ------------      -----------

Total liabilities and stockholders' deficit                             $  8,364,980      $11,085,675
                                                                        ============      ===========

    See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 2003             2002             2003             2002
                                                              (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                              -----------      -----------      -----------      -----------
Revenues
   Licensing and maintenance                                 $   1,198,294    $   1,848,563    $   4,008,583    $   4,744,295
   Software Development                                                 --               --               --           42,200
   Consulting Services                                             278,803          418,269        1,095,593          983,742
   Other                                                              (278)           9,701            7,628          129,328
                                                             -------------    -------------    -------------    -------------

Total Revenues                                                   1,476,819        2,276,533        5,111,804        5,899,565

Selling, general and administrative expenses                     2,396,890        2,368,910        7,180,884        7,936,826
                                                             -------------    -------------    -------------    -------------

Operating loss                                                    (920,071)         (92,377)      (2,069,081)      (2,037,261)

Interest income                                                      1,582           13,063            7,394           33,074
Interest expense                                                   (78,825)        (160,803)        (296,340)        (485,146)
                                                             -------------    -------------    -------------    -------------

Net loss before minority interest and Income Taxes                (997,314)        (240,117)      (2,358,027)      (2,489,333)

Income tax provision (benefit)                                    (105,588)         296,245           12,018          296,245
                                                             -------------    -------------    -------------    -------------
Net loss before minority interest                                 (891,726)        (536,362)      (2,370,045)      (2,785,578)

Minority interest in (income) loss of subsidiary                   (78,158)         (83,733)         (19,353)        (180,628)
                                                             -------------    -------------    -------------    -------------

Net loss                                                          (969,884)        (620,095)      (2,389,398)      (2,966,206)

Dividend applicable to preferred stock                            (150,000)        (150,000)        (450,000)        (450,006)

Net loss applicable to common stockholders                   $ (1,119, 884)   $    (770,095)   $  (2,839,398)   $  (3,416,212)
                                                             =============    =============    =============    =============

Basic and diluted loss per share                             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                                             =============    =============    =============    =============

Basic and diluted weighted average number of common shares
outstanding                                                    796,806,691      630,844,395      773,615,464      623,246,978
                                                             =============    =============    =============    =============

Comprehensive loss and its components consist of the
following:
   Net loss                                                  $    (969,884)   $    (620,095)   $  (2,389,398)   $  (2,966,206)

   Translation adjustments                                          (9,963)         (25,379)         121,625          (34,569)
                                                             -------------    -------------    -------------    -------------

   Comprehensive loss                                        $    (979,847)   $    (645,474)   $  (2,267,773)   $  (3,000,775)
                                                             =============    =============    =============    =============

   See accompanying notes to the condensed consolidated financial statements

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2003           2002
                                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                                        $(2,389,398)   $(2,966,206)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Minority interest in net income of Subsidiary                                        19,353        180,628
   Depreciation and amortization                                                       954,483        922,911
   Amortization of note discount                                                            --         51,976
   Officer notes payable replacement shares                                                 --        118,704
   Conversion of debentures                                                                 --         10,654
   Non-employee compensation expense                                                   180,006             --
   Employee compensation expense                                                            --         16,098
   Professional services                                                                    --         46,385
   Fees associated with notes payable                                                       --        374,318
   Fees associated with sale of common stock                                                --          2,100
   Issuance of warrants for iNet options                                                    --         35,712
   Bad debt expense                                                                   (116,434)        98,352
   Write-off fixed assets                                                                   --         42,022
   Write-off goodwill and investments                                                       --        870,359
   Write down marketable securities                                                         --        (34,323)
   Unrealized gain/(loss) on change in foreign currencies translation                       --        (34,569)
Changes in operating assets and liabilities:
   Accounts receivable                                                               1,562,445       (937,352)
   Other receivable                                                                    (11,580)       408,656
   Receivable from officers and employees                                                7,000       (103,179)
   Prepaid expenses                                                                   (106,558)       (76,394)
   Deposits                                                                                 --         15,237
   Accounts payable and accrued liabilities                                            665,562      2,154,279
   Deferred Revenue                                                                   (529,672)       (58,691)
                                                                                   -----------    -----------
Net cash provided by operating activities:                                             235,207      1,137,677

Cash flow from investing activities:
   Purchase of equipment                                                               (21,077)      (134,452)
                                                                                   -----------    -----------
Net cash used in investing activities                                                  (21,077)      (134,452)

Cash flow from financing activities:
   Pledge of cash deposit for bank loan                                                650,000             --
   Proceeds from issuance of convertible debentures                                    190,000        100,000
   Payment of convertible debentures                                                        --        (10,000)
   Payment of notes payable                                                         (1,336,413)    (1,610,031)
   Proceeds from issuance of notes payable                                             287,845             --
   Issuance of notes payable, net of discount                                               --        434,670
   Release of restricted cash                                                          284,357             --
   Proceeds from sale of common stock                                                       --         15,000
                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                     75,789     (1,070,361)

Effect of changes in exchange rates on cash                                            121,625             --
Net increase (decrease) in cash and cash equivalents                                   411,543        (67,136)
                                                                                   -----------    -----------
Cash and cash equivalents, beginning of period                                         946,035        845,459
Cash and cash equivalents, end of period                                           $ 1,357,578    $   778,323
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period:
    Interest                                                                       $   193,353    $   271,113
                                                                                   ===========    ===========

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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at September 30, 2003 was $5,093,101. Additionally, at September 30, 2003, the Company had negative working capital of approximately $8.6 million (although it includes deferred revenue of approximately $2 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,672 (valued using the Black-Scholes valuation model).

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

      During the nine months ended September 30, 2003, incentive stock options to purchase 475,000 shares of common stock of the Company at share prices ranging from $0.45 to $0.47 per share expired.

      During the nine months ended September 30, 2003, non-statutory stock options stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.


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

      The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. See also Note 4, Litigation, for subsequent event. At September 30, 2003, the past due balance of the note outstanding was $750,000 and the unamortized discount was zero.

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

      The note payable in the amount of $50,000 to a third party lender, bearing interest at the rate of 12% per annum, secured by a limited interest in the Company's deposit pledge account on behalf of Now Solutions, was issued in June 2002 and was originally due in January 2003. In connection with the loan, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of $4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments, which were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the $25,000 note (as discussed below) and then to the $50,000 note. In August 2003, the Company obtained an extension and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party in June and August 2002, respectively. Pursuant to the extension, the Company was required to make monthly accrued interest payments for each respective note beginning on October 15, 2003, and, beginning on January 15, 2004, the above monthly interest payments were to be replaced with a monthly installment payment of $5,000, which is to be made until the balances owned under these notes have been paid. The note is currently delinquent.

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

      At September 30, 2003, the Company had cash-on-hand of $1,357,578. Now Solutions' cash-on-hand of was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

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

      In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of SFAS No. 150 resulted in the reclassification of the Company's Series B and Series D redeemable convertible preferred stock into the stockholder's deficit section of the balance sheet.


NEW ACCOUNTING PRONOUNCEMENTS NOT ADOPTED YET

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

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three and nine months ended September 30, 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2002. The forward-looking information set forth in this Report is as of the date of this filing, and the Company undertakes no duty to update this information. More information about potential factors that could affect the Company's business and financial results is included in the section in this Item 2 entitled "Cautionary Statement and Risk Factors."


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


RESULTS OF OPERATIONS


      THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

      TOTAL REVENUES. The Company had total revenues of $1,476,819 and $2,276,533 in the three months ended September 30, 2003 and 2002, respectively. The decrease in total revenue was $799,714 for the three months ended September 30, 2003 representing approximately a 35% decrease compared to the total revenue for the three months ended September 30, 2002. Of the $1,476,819 in the three months ended September 30, 2003 and the $2,276,533 in the three months ended September 30, 2002, $1,472,319 and $2,271,309, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest . The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended September 30, 2003 decreased by $650,269 from the same period in the prior year, representing approximately 35% decrease, due to selling less new or upgraded software licenses. Consulting revenue in the three months ended September 30, 2003, decreased by $139,466, from the same period in the prior year, which represented approximately a 33% decrease, due to less implementation consulting services as a result of decreasing software license sells. There was no other revenue in the three months ended September 30, 2003, which decreased by approximately $9,979 from the same period in the prior year, which represented approximately a 102% decrease.

      The Company had total revenues of $5,111,804 and $5,899,565 in the nine months ended September 30, 2003 and 2002, respectively. The decrease in total revenue was $787,761 for the nine months ended September 30, 2003 representing a decrease of approximately 13% compared to the total revenue for the nine months ended September 30, 2002. Of the $5,111,804 in the nine months ended September 30, 2003 and the $5,899,565 in the nine months ended September 30, 2002, $5,045,932 and $5,883,775, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the nine months ended 2003 decreased by $735,712 from the same period in the prior year, representing approximately a 15% decrease, due to selling less new or upgraded software licenses. There was no software development revenue in the nine months ended September 30, 2003, which resulted in a decrease of $42,200, from the same period in the prior year. Consulting revenue in the three months ended September 30, 2003, increased by $111,851, from the same period in the prior year, which represented approximately a 11.37% increase, due to converting existing clients from the classic version of Now Solutions emPath software to version 6.2. Other revenue in the nine months ended September 30, 2003 decreased by $121,700 from the same period in the prior year, which represented approximately a 94% decrease.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $2,396,890 and $2,368,910 in the three months ended September 30, 2003 and 2002, respectively. The total operating expenses in the three months ended September 30, 2003 increased by $27,980 compared to the operating expenses in the three months ended September 30, 2002, representing approximately a 1% increase. Of the $2,396,890 in the three months ended September 30, 2003 and the $2,368,910 in the three months ended September 30, 2002, Now Solutions accounted for $1,707,112 and $1,426,141, respectively. The increase of $27,980 was primarily attributable to increases in outside consulting, legal and other professional fees at Now Solutions. These increases were partially offset by a reduction in expenses in Vertical Computer Systems, Inc. which reduced labor and outside consulting fees The Company had selling, general and administrative expenses of $7,180,884 and $7,936,826 in the nine months ended September 30, 2003 and 2002, respectively. The total operating expenses in the three months ended September 30, 2003 decreased by $755,942 compared to the operating expenses in the nine months ended September 30, 2002, representing approximately a 9.5% decrease. Of the $7,180,884 in the nine months ended September 30, 2003 and the $7,936,826 in the nine months ended September 30, 2002, Now Solutions accounted for $4,924,365 and $3,908,797, respectively. The net decrease of $755,942 was primarily due to the results of the net cost cutting measures taken by Vertical Computer Systems, Inc. described above and the write down of approximately $720,000 of goodwill associated with Enfacet. These decreases were partially offset by increases in outside consulting, legal and other professional fees at Now Solutions..

      OPERATING LOSS. The Company had an operating loss of $920,071 and $92,377 in the three months ended September 30, 2003 and 2002, respectively. The operating loss increased by $827,694 compared to the operating loss in the three months ended September 30, 2002, representing an increase of approximately 896%. The increase was primarily attributable to the combination of a decrease in revenue of $799,714. The Company had an operating loss of $2,069,081 and $2,037,261 in the nine months ended September 30, 2003 and 2002, respectively. The operating loss increased by $31,820 compared to the operating loss in the nine months ended September 30, 2002, representing a decrease of approximately 2%. The increase was primarily attributable to the combination of a decrease in revenue of $787,761, which was offset by a decrease in the operating expenses of $755,942 as described in the above paragraph (Selling, General and Administrative Expenses).

      INTEREST EXPENSE. The Company had an interest expense of $78,825 and $160,803 for the three months ended September 30, 2003 and 2002, respectively. Interest expense decreased in 2003 by $81,978, representing a decrease of approximately 51%, compared to the same type of expense in three months ended September 30, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from WAMCO 31, Ltd.

      The Company had an interest expense of $296,340 and $485,146 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense decreased in 2003 by $188,806, representing a decrease of approximately 39%, compared to the same type of expense in nine months ended September 30, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from WAMCO 31, Ltd..

      MINORITY INTEREST. The minority interest in the net loss of Now Solutions for the three months ended September 30, 2003 was $78,158 compared to a minority interest in the net income of Now Solutions of $83,733 as of September 30, 2002. The minority interest was based upon 40% minority ownership in Now Solutions on net profit or loss of Now Solutions. The minority interest in the net income of Now Solutions for the nine months ended September 30, 2003 was $19,353 compared to $180,628 of minority interest as of September 30, 2002. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions.

      NET LOSS. The Company had a net loss of $969,884 and $620,095 for the three months ended September 30, 2003 and 2002, respectively. Net loss as of September 30, 2003 increased by $349,789, representing an increase of approximately 31%. The increase of $349,789 was primarily attributable to the combination of a decrease in revenue by $799,714, which was offset by a reduction in provision for taxes of Now Solutions of $401,833. In February 2004 it was determined that Now Solutions would file its U.S. tax return as a flow through entity and all U.S. federal tax expense and tax asset and liability accounts were reversed effective December 31, 2003.

      The Company had a net loss of $2,389,398 and $2,966,206 for the nine months ended September 30, 2003 and 2002, respectively. Net loss as of September 30, 2003 decreased by $576,808, representing a decrease of approximately 19%. The decrease of $576,808 was primarily attributable to the combination of a decrease in revenue by $787,761, which was offset by a decrease of operating expenses by $755,942, decrease in interest expense of $188,806, and a decrease in provision for taxes of Now Solutions of $284,227. In February 2004 it was determined that Now Solutions would file its U.S. tax return as a flow through entity and all U.S. federal tax expense and tax asset and liability accounts were reversed effective December 31, 2003.

      DIVIDENDS APPLICABLE TO PREFERRED STOCK. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended September 30, 2003 and 2002, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $450,000 and $450,006 for the nine months ended September 30, 2003 and 2002, respectively.

      NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company had a net loss attributed to common stockholders of $1,119,884 and $770,095 for the three months ended September 30, 2003 and 2002, respectively. Net loss applicable to common stockholders increased by $349,789 , representing an increase of approximately 45%, compared to the net loss applicable to common stockholders in the three months ended September 30, 2002. The increase in the net loss was primarily attributable to the combination of a decrease in revenue by $799,714, which was offset by a reduction in provision for taxes of Now Solutions of $401,833.

      The Company had a net loss applicable to common stockholders of $2,839,398 and $3,416,212 for the nine months ended September 30, 2003 and 2002, respectively. Net loss applicable to common stockholders decreased by $576,814, representing a decrease of approximately 17%, compared to the net loss applicable to common stockholders in the nine months ended September 30, 2002. The decrease was primarily attributable to the combination of a decrease in revenue by $787,761, which was offset by a decrease of operating expenses by $755,942, decrease in interest expense of $188,806, and a decrease in provision for taxes of Now Solutions of $284,227.

      NET LOSS PER SHARE. The Company had a net loss per share of $0.00 and $0.00 for the three months ended September 30, 2003 and 2002, respectively. The Company had a net loss per share of $0.00 and $0.01 for the nine months ended September 30, 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash generated from operating activities for the nine months ended September 30, 2003 was $235,207. This positive cash flow was primarily related to a net loss of $2,389,398 adjusted by total non-cash items of $1,167,535 (including depreciation and amortization of approximately $954,483, the largest item), a decrease in accounts and other receivables of $1,335,394, an increase in prepaid expenses of $106,558, and by increases in all liabilities items of $154,782.

      At September 30, 2003, the Company had cash-on-hand of $1,357,578. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

      Since September 30, 2003, the Company has received gross proceeds of $26,000 from the sale of convertible debentures as well as loans in the amount of approximately $650,000. As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations for one month. Thereafter, the Company will need to raise additional funds through selling securities or obtaining loans. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. The Company's primary need for cash is to fund its ongoing operations until such time that the sale of its products and services generate enough revenue to fund operations. The Company's monthly cost of operations is approximately $75,000 (excluding the operations of Now Solutions, Inc.) consisting of salaries, rent, insurance premiums, and professional fees (legal, accounting, and investor relations). In addition to the monthly operating cost, the Company has principal and interest payments due on notes payable. Below are the current minimum principal payments on notes payable of the Company as of June 28, 2004, including the year of payment:


                       AMOUNT (INCLUDING   AMOUNT (EXCLUDING
        AS OF            NOW SOLUTIONS)      NOW SOLUTIONS)
        -----          -----------------   -----------------

12/31/2003(Past Due)       $1,634,212          $  884,212
     12/31/2004             1,379,500             230,000
     Thereafter             2,264,683             985,000
                           ----------          ----------
       Total               $5,278,395          $2,099,212
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

      In March 2003, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and
(iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. The Company appointed Robert Farias as a director of Now Solutions, a 100% owned subsidiary of the Company, in June 2003. These notes are delinquent.

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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at September 30, 2003 was $5,093,101. Additionally, at September 30, 2003, the Company had negative working capital of approximately $8.6 million (although it includes deferred revenue of approximately $2 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


CRITICAL ACCOUNTING POLICIES


      CAPITALIZED SOFTWARE COSTS

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2003 and 2002, no costs were capitalized.


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

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts presented:

                                                                           DURING THE THREE            DURING THE THREE
                                                                               MONTHS ENDED                MONTHS ENDED
                                                                         SEPTEMBER 30, 2003          SEPTEMBER 30, 2002

Net loss: as reported                                                         $    (969,884)              $    (620,095)
Add:  total stock based employee compensation expense determined under
fair value method for all awards                                                         --                          --


Pro forma                                                                     $    (969,884)              $    (620,095)

Basic and diluted loss per common share                                       $       (0.00)              $       (0.00)
Pro forma                                                                     $       (0.00)              $       (0.00)


                                                                            DURING THE NINE             DURING THE NINE
                                                                               MONTHS ENDED                MONTHS ENDED
                                                                         SEPTEMBER 30, 2003          SEPTEMBER 30, 2002

Net loss: as reported                                                         $  (2,389,398)              $  (2,966,206)
Add:  total stock based employee compensation expense determined under
air value method for all awards                                                          --                          --

Pro forma                                                                     $  (2,389,398)              $  (2,966,206)

Basic and diluted loss per common share                                       $       (0.00)              $       (0.01)
Pro forma                                                                     $       (0.00)              $       (0.00)

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

      In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of SFAS No. 150 resulted in the reclassification of the Company's Series B and Series D redeemable convertible preferred stock into the stockholder's deficit section of the balance sheet.


      NEW ACCOUNTING PRONOUNCEMENTS NOT ADOPTED YET

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


      WE HAVE HISTORICALLY INCURRED LOSSES AND MAY CONTINUE TO DO SO IN THE
      FUTURE

      We have historically incurred losses. In the nine months ended September 30, 2003, and the year ended December 31, 2002, we had net losses applicable to common shareholders of $(2,839,398) and $(3,924,210), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of approximately $8,600,000 at September 30, 2003, which means that our current liabilities exceeded our current assets by approximately $8,600,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2003 were not sufficient to satisfy all of our current liabilities on that date.


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


      THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON ITS ABILITY TO RAISE ADDITIONAL FUNDS AND TO ESTABLISH PROFITABLE OPERATIONS.

      The accompanying consolidated financial statements for the three and nine months ended September 30, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additionally, at September 30, 2003, the Company had stockholders' deficit of $5,093,101 and negative working capital of approximately $8.6 million (although it includes deferred revenue of approximately $2.0 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      At September 30, 2003, the Company had cash-on-hand of $1,357,578. Now Solutions' cash-on-hand was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions is now available to fund the Company's operations.

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

      In January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,672 (valued using the Black-Scholes valuation model).

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

      During the nine months ended September 30, 2003, incentive stock options to purchase 475,000 shares of common stock of the Company at a share prices ranging from $0.45 to of $0.47 per share expired.

      During the nine months ended September 30, 2003, non-statutory stock options to purchase 3,300,000 shares of common stock of the Company at share prices ranging from $0.47 to $1.25 per share expired.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this filing:

EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------
10.101       (a) Executive Agreement, dated January 8, 2003, between the  Incorporated by reference to Exhibit 10.101 to the
             Company's Subsidiary, GIS, and David Kinney                  Company's Form 10-KSB filed on August 7, 2003

             (b) Warrants, dated January 8, 2003 issued to David Kinney in connection with Executive Agreement between the Company's Subsidiary, GIS, and David Kinney

10.102       (a) Amendment to Stock Purchase Agreement, dated February    Incorporated by reference to Exhibit 10.102 to the
             1, 2003, between the Company and Enfacet                     Company's Form 10-KSB filed on August 7, 2003

10.103       $200,000 Purchase of Convertible Debentures, dated April     Incorporated by reference to Exhibit 10.103 to the
             14, between the Company and third party buyers               Company's Form 10-KSB filed on August 7, 2003

             (a) Securities Purchase Agreement (for $200,000 of
             Convertible Debentures)

             (b) Form of Debenture

             (c) Registration Rights Agreement

EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------
10.104       Equity Line of Credit Agreement, dated April 14, 2003,       Incorporated by reference to Exhibit 10.104 to the
             between the Company and Cornell Capital Partners, L.P.       Company's Form 10-KSB filed on August 7, 2003

             (a) Equity Line of Credit Agreement,

             (b) Registration Rights Agreement

             (c) Compensation Debenture

10.105       (a) Services agreement, dated April 10, 2003, between the    Incorporated by reference to Exhibit 10.105 to the
             Company and Vasu Vijay                                       Company's Form 10-KSB filed on August 7, 2003

             (b) Promissory note, dated April 10, 2003, issued by the Company to Vasu Vijay

             (c) Consulting Agreement, dated April 14 2003, between the
             Company and Vasu Vijay

10.106       Stock Sale Agreement, dated April 11, 2003, between the      Incorporated by reference to Exhibit 10.106 to the
             Company and Mike Radlovic                                    Company's Form 10-KSB filed on August 7, 2003

             (a) Stock Sale Agreement,

             (b) Stock Pledge Agreement

             (c) Promissory Note

10.107       Amendment Agreement, dated April 11, 2003, between TranStar  Incorporated by reference to Exhibit 10.107 to the
             Systems, Inc. and the Company,                               Company's Form 10-KSB filed on August 7, 2003

10.108       Loan Agreement, between the Company and a third party        Incorporated by reference to Exhibit 10.108 to the
             lender, dated May 9, 2003                                    Company's Form 10-KSB filed on August 7, 2003

             (a) Term Sheet

             (b) Promissory Note

             (c) Warrants

10.109       Loan Agreement, between the Company and a third party        Incorporated by reference to Exhibit 10.109 to the
             lender, dated May 9, 2003                                    Company's Form 10-KSB filed on August 7, 2003

             (a) Term Sheet

             (b) Promissory Note

10.110       Equitilink Services Agreement, dated June 10, 2002, between  Incorporated by reference to Exhibit 10.110 to the
             the Company and Equitilink                                   Company's Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

10.111       Loan, agreement, between the Company and a third party       Incorporated by reference to Exhibit 10.111 to the
             lender                                                       Company's Form 10-QSB  for the quarter ended March 31,
                                                                          2003 filed on June 22, 2004
             (a) Term Sheet, dated June 25, 2003

             (b)  $90,000 note, dated June 26, 2003

             (c) Pledge Agreement, dated June 26, 2003

EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------
10.112       Loan and Cancellation Agreement, dated July 1, 2003,         Incorporated by reference to Exhibit 10.112 to the
             between the Company and Victor Weber                         Company's Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004
             (a) Term Sheet

             (b) $100,000 Promissory Note

             (c) $40,000 Promissory Note

10.113       Loan Agreement, dated September 4, 2003, between the         Incorporated by reference to Exhibit 10.113 to the
             Company and Victor Weber                                     Company's Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004
             (a) Term Sheet

             (b) $50,000 Promissory Note


10.114       $500,000 Farias Loan Agreement between Now Solutions and     Incorporated by reference to Exhibit 10.114 to the
             the Company and Robert Farias, dated February 13, 2004       Company's Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

             (a) Loan Agreement


             (b) Promissory Note, issued by Now Solutions


             (c) Security Agreement between Robert Farias and Now
             Solutions


             (d) Ownership Pledge Agreement between Robert Farias and the Company


10.115       Arglen Settlement between Arglen Acquisitions, LLC and the   Incorporated by reference to Exhibit 10.115 to the
             Company                                                      Company's Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

             (a) Arglen Settlement Agreement, dated December 4, 2004


             (b) Promissory Note, dated February 13, 2004, issued by Now
             Solutions to the Arglen Acquisitions, LLC


             (c) Security Agreement, dated February 13, 2004


10.116       Employment Agreement between Now Solutions, Inc. and         Incorporated by reference to Exhibit 10.115 to the
             Vertical Computer Systems, Inc. and Sheri Pantermuehl,       Company's Form 10-QSB for the quarter ended March 31, 2003
             dated March 1, 2004                                          filed on June 22, 2004

21.1         Subsidiaries of the Company                                  Incorporated by reference to Exhibit 21.1 to the Company's
                                                                          Form 10-KSB filed on August 7, 2003

31.3                                                                      Attached herewith
             (a) Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, dated June
             28, 2004

             (b) Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, dated June
             28, 2004

EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------
32.3         (a) Certification of Chief Executive Officer Pursuant to     Attached herewith
             Section 906 of the Sarbanes-Oxley Act of 2002, dated June
             28, 2004
             (b) Certification of Chief Financial Officer Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, dated June
             28, 2004


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

Date:      June 28, 2004              VERTICAL COMPUTER SYSTEMS, INC.

                                      By: /s/ Richard Wade
                                          ----------------
                                          Richard Wade
                                          President and Chief Executive Officer



                                      By: /s/ Sheri Pantermuehl
                                          ---------------------
                                          Sheri Pantermuehl
                                          Chief Financial Officer