Form 10KSB
period 2003-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2005-01-18
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

                           201 MAIN STREET, SUITE 1175
                              FORT WORTH, TX 76102
                    (Address of Principal Executive Offices)

                                 (817) 348-8717
                           (Issuer's Telephone Number)

                         VERTICAL COMPUTER SYSTEMS, INC.
                     --------------------------------------
                     (Former name of small business issuer)

                           201 MAIN STREET, SUITE 1455
                              FORT WORTH, TX 76102
                    (Former address of small business issuer)

         Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2003 were:
$ 6,656,572. The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on January 12, 2005, as reported on the Pink Sheets, was approximately $3,737,552.

         Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 867,768,895 shares issued and outstanding as of January 12, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I....................................................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS.......................................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY......................................................................................10
   ITEM 3.  LEGAL PROCEEDINGS............................................................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................12
PART II..................................................................................................................13
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...................................................21
   ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.............................................................................36
   ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTANTS AND FINANCIAL DISCLOSURE.............................37
   ITEM 8A.  CONTROLS AND PROCEDURES.....................................................................................37
   ITEM 8B.  OTHER INFORMATION...........................................................................................37
PART III.................................................................................................................38
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
              OF THE EXCHANGE ACT........................................................................................38
   ITEM 10.  EXECUTIVE COMPENSATION......................................................................................40
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................44
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................45
   ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................48
   ITEM 14.  DEFAULTS UNDER SENIOR SECURITIES............................................................................48
   ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K AND EVALUATION OF CONTROLS AND PROCEDURES..................................49

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Management has used best efforts in writing Vertical's Form 10-KSB report in plain, easy to understand English. Vertical Computer and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies currently employed at Vertical Computer Systems, Inc. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-KSB report prior to making an investment in Vertical, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our", "its", "Vertical" "Vertical Computer" or the "Company" means Vertical Computer Systems, Inc. and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

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

         At December 31, 2003, our independent registered public accounting firm's report, dated December 31, 2004, includes an explanatory paragraph related to substantial doubt as to our ability to continue as a going concern. We experienced significant operating losses in 2003 and 2002, each quarter of 2003 and 2002. Our cash and cash equivalents have not been sufficient to cover our debt obligations and we have defaulted on most of our notes payable at December 31, 2003 and 2002.

         Management's current business plan is to concentrate on developing and marketing the products of two of its subsidiaries, Now Solutions, Inc. ("Now Solutions") a 100% owned subsidiary, and Government Internet Systems, Inc. ("GIS") an 85% owned subsidiary and to market its other SiteFlash-based products (like NewsFlash or AffiliateFlash) directly or through third-parties. The Company believes that Now Solutions and GIS have distinct marketing advantages for their niche markets. The current strategy of GIS is to submit proposals to the various city, county and state governments for ResponseFlash, an emergency response communications web-based system and to simultaneously raise funds to fast track the marketing and sales efforts and develop the infrastructure to support any sales. In addition, GIS is acquiring the rights to market other products, especially those compatible with ResponseFlash, in order to provide a broader offering in the homeland security sector. GIS also plans to cross-market ResponseFlash, to the Company's existing client base of its partners, affiliates, and subsidiaries. Now Solutions, Inc. is a human resources and payroll software and business solutions provider. Now Solutions' new web based software, emPath 6.3 is being marketed in North America. Now Solutions has already entered into co-marketing agreements with partners such as Total Care, a provider of staff scheduling solutions for healthcare organizations, and InfraHealth, Inc., a provider of transcription services in the healthcare industry. By utilizing the strategic elements each individual business unit offers, the Company intends to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that the Company has built. There is no assurance that the Company will achieve the expected results.

         The Company is also seeking sources of financing to refinance its existing debt and provide additional working capital for Vertical Computer Systems and its subsidiaries. The Company does not have any commitments for funding. The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations. In addition, the Company is pursuing its litigation against Ross Systems, Inc. for claims in excess of $4,000,000, which includes a claim for unpaid maintenance fees. The Company's primary need for cash is for repayment of debt. The ability of the Company to meet these needs is uncertain.

         In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended December 31, 2003 and the Forms 10-QSB for the first three quarters of 2004.

         OVERVIEW

         The Company was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, the Company acquired all the outstanding capital stock of Externet World, an Internet service provider, and became an operating entity. In December 1999, the Company acquired Emily Solutions' web technology. The Emily framework consists of executable programs, files, configuration data and documentation needed to create Websites that intercommunicate via XML and HTTP. In April 2000, the Company acquired 100% of Scientific Fuel Technology, Inc., ("SFT"), a company with no operations. In connection with the acquisition, the Company issued 2,000,000 shares of common stock of the Company to the former SFT shareholders. Also in April 2000, the Company merged SFT into the Company. In connection with the merger, the outstanding shares of SFT were cancelled, the Company became the surviving entity, and the Company assumed SFT's reporting obligations under successor issuer status as more fully detailed in Section 12g-3(a) under the Securities Exchange Act of 1934.

         In May 2000, the Company acquired Globalfare.com, Inc. (Globalfare).

         Also in May 2000, the Company paid $400,000 to acquire a 2.5% equity interest in iNetPurchasing, Inc. ("iNet"), and another $100,000 to receive a royalty on all iNetPurchasing transactions for 20 years.

         In June 2000, the Company acquired Pointmail.com, Inc.

         In October 2000, the Company agreed to provide $250,000 in funding to TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc., a Nevada corporation, in exchange for a 30% equity interest. In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5 million shares of TranStar common stock. Radlovic is the President, CEO, and a major shareholder of TranStar. In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In June 2002, Apollo Industries, Inc. changed is name to TranStar Services, Inc. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10% payable to the Company by TranStar, dated April 19 and May 8, 2001, as well as the royalty agreement, dated October 14, 2000. As part of the purchase by Radlovic of the Company's TranStar ownership interest, the due date for the two $24,000 notes was extended to April 5, 2006 in conjunction with the purchase of the Company's ownership in TranStar by Radlovic. The royalty rate in the royalty agreement from October 2000 was increased to 3% of any transaction fees and any other revenues generated in perpetuity. In August 2004, the Company accepted a $8,000 payment from TranStar in full satisfaction of one of the $24,000 loans and the Company cancelled the note and returned 500,000 TranStar's shares held as collateral. In connection with April 2003 transactions, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

         In March 2001, the Company invested $1,000,000 to obtain a 60 percent majority interest in Now Solutions, Inc. ("Now Solutions"). In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the payments of the loan to finance the purchase of HRIS. Also in March 2001, Now Solutions acquired the Renaissance CS(R) Human Resources and Payroll assets from Ross Systems, Inc. ("Ross") for $6,100,000 and financed the purchase with a $5,500,000loan from Coast Bank. The Renaissance Payroll System, which serves small and growing businesses, was a human resources software system and used by over 150 companies in North America. In April 2002 the Company took control of the Executive Committee of Now Solutions by appointing the fifth representative giving the Company three representatives in the five member board. In May 2002, arbitration was commenced between the Company and the largest minority owner of Now Solutions, Arglen Acquisitions LLC ("Arglen") regarding change of control and ownership percentage. In February 2003 the Company sued Arglen Acquisitions,

Ross Systems Inc., and Garry Gyselen among others in the State of New York. The Company sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions, Ross and Arglen, Arglen and Now Solutions, Gyselen and Now Solutions, and VCSY and Arglen. The Company and Arglen settled their dispute in December 2003. In February 2004, in connection with the settlement, the Company purchased Arglen's 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to registration rights and a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill which was written off in 2004. The Company currently owes Arglen $600,000, plus interest and legal fees under a promissory note issued to Arglen as part of the purchase price of its 35% interest. Pursuant to the settlement agreement, the Company is also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. For more details on the Delaware action, please see Item 3, Legal Proceedings. This note is currently in default and Arglen obtained a judgment in California against the Company in August 2004. The judgment includes, $600,000 plus interest and legal fees owed to Arglen. The Company has requested a stay in paying the judgment Arlgen has against the Company in the Delaware court action instituted by Ross against the Company until the Delaware action is resolved. In connection with the settlement agreement, the Company cancelled warrants issued to Arglen to purchase 80,763,943 shares of common stock of the Company and the parties dismissed all actions and claims concerning one another. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions from Stephen Parnes for $77,000 and 1,000,000 unregistered shares of the Company's common stock, which is subject to "piggy back" registration rights and a "lock up" provision. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. In March 2004, Now Solutions, LLC was converted into a corporation named Now Solutions, Inc.

         In May 2001, the Company paid $2,500 and issued 3-year warrants, which have expired to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for exclusive licensing rights to a patent-pending fiber optics technology application created and owned by Aluizio Cruz. The United States Patent and Trademark Office granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004.

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

         In August 2001, the Company acquired EnFacet, Inc. and certain assets of Adhesive Software in November 2001, including the SiteFlash technology, then patent pending. EnFacet sold two products, NewsFlash (catering to the publishing industry and newspapers in particular) and SiteFlash (the affiliation/syndication web product). In addition, the Company continues to develop and market its other SiteFlash based products - ResponseFlash, AffiliateFlash, and UniversityFlash. In April 2003, the Company entered into a software added reseller agreement with Infotec, Inc., a Japanese systems integrator and outsourcer to market SiteFlash's dynamic web content management product in Japan. On November 30, 2004, the United States Patent and Trademark Office granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework". This patent is the foundation of SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM), UniversityFlash(TM) and AffiliateFlash(TM) produCts.

         In November 2001, the Company entered into a license agreement with iNet whereby it licensed the Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine and Idaho.

         In October 2002, the Company's wholly owned subsidiary, Emily Solutions, Inc., a Nevada corporation, changed the name of the Corporation to Government Internet Systems, Inc. ("GIS") by amending its articles of incorporation. The Company is licensing its proprietary technology ResponseFlash for use by GIS. GIS will market and distribute ResponseFlash and other technologies to government entities of the United States.

         In April 2003, Globalfare, entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003, Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. for 9,000,000 unregistered shares of common stock of the Company. MedData Solutions is a provider of Internet and Palm-based software for real-time EMS and trauma data management.

         In August 2004, the Company licensed the use the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway (EKG) software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Mr. Kensicki is a Director of GIS and the President of Basix1, Inc.

         During 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Total Care Solutions, InfraHealth, Inc. and Basix1. The Company is refocusing its resources to capitalize on its proprietary technology through either licensing the technology to third parties or marketing the technology through subsidiaries that are funded at the subsidiary level. The Company intends to become a software developer and distributor of products through subsidiaries that will specialize in niche markets except for GIS, which will market the ResponseFlash and other products particularly those in the homeland security sector to the United States government.

         The Company's software products that are either presently being sold are Human Resource Information System (emPath 6.3), ResponseFlash, SiteFlash, NewsFlash, and Emily. Now Solutions is marketing its new web-based human resource payroll and information system in the United States and Canadian markets as well as launching a hosted solution. The Company intents to market its other software products in the United States either directly through the Company or its subsidiaries via agreements with national distributors.

         BUSINESS OPERATIONS AND DIVISIONS

         The Company markets SiteFlash directly. SiteFlash is a technology that provides dynamic web content management, e-commerce and workflow. SiteFlash allows for massive affiliation/replication/syndication of content and application services and has both multi-lingual and multi-modal capabilities (meaning it is accessible through any output device, including computers, cell phones, blackberry pagers, and PDAs). This core product is rooted in a patented (US Patent number 6,826,744) technology that layers the web site into three distinct components - form, function and content. SiteFlash then allows an arbitrary combination of these components - which means that re-usability of code, GUI elements and content can be increased, without significant additional programming. SiteFlash is XML-enabled and easily integrates with diverse software systems that may exist in the target environment. In addition, the Company continues to develop and market its other SiteFlash based products:
ResponseFlash, NewsFlash, AffiliateFlash, and UniversityFlash. The Company intends to have ResponseFlash marketed through its subsidiary GIS and NewsFlash through its subsidiary EnFacet.

         The Company's business operations are broken into the following divisions: Now Solutions, Inc. ("Now Solutions"), Government Internet Systems ("GIS"), Vertical Internet Solutions ("VIS"), EnFacet ("Enfacet"), Globalfare.com ("Globalfare"), Pointmail.com ("Pointmail"), minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

         NOW SOLUTIONS, INC.

         On February 28, 2001, the Company acquired 60% equity interest in Now Solutions, Inc. (Now Solutions), a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 shares of the Company's common stock at a purchase price of $0.08 per share which was granted to Arglen Acquisition, LLC ("Arglen"). Arglen negotiated Now Solutions' purchase of Ross Systems assets related to its Payroll/Human Resources product including all equipment, software and maintenance agreements. In January 2004, the Company purchased the 5% minority interest in Now Solutions held by Stephen Parnes for $77,000 and 1,000,000 unregistered shares of common stock of the Company, subject to piggy back registration rights and a "lock up" provision. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. The Company and Arglen settled their arbitration and litigation in December 2003. In February 2004, at closing, the Company purchased Arglen's 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to registration rights and a "lock up" provision, giving the Company 100% ownership and control of Now Solutions. This transaction resulted in the Company recognizing $1,680,000 of goodwill which was written off in 2004. Pursuant to the settlement agreement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were originally granted to Arglen in connection with the Company's acquisition 60% of equity interest in Now Solutions. The Company currently owes Arglen $600,000 plus interest and legal fees under a promissory note issued to Arglen as part of the purchase price of its 35% interest. This note is in default. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen. The Company is awaiting the results of the pending Delaware action involving the Company, Arglen and Ross before it issues these shares. For more details on the Delaware action, please see Item 3, Legal Proceedings.

         In March 2001, Now Solutions purchased the rights to Human Resource Information Service Application Software ("HRIS") and various other assets and liabilities relating to HRIS of Ross Systems, Inc. ("Ross") in exchange for approximately $5,100,000 in cash and a promissory note of $1 million due to Ross. For further details on the purchase of HRIS from Ross and the financing, please see Note 3 of Item 7 concerning Now Solutions.

         Now Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions has over 120 clients, encompassing private businesses to governmental agencies, who typically employ in excess of 500 employees. Now Solutions has recently released a new version of their product offering called emPath 6.3, which excels in complex HR and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation circumstances. The Company believes that the competitive advantage of emPath 6.3 is its speed of implementation through a formula-builder technology, which may increase the customer's return on investment. Now Solutions' product suite is targeted to address the needs of management in today's dynamic business environment and gives organizations functionally rich in a "user friendly" and flexible software solutions, without the multi-million dollar implementation budgets of the competitors.

         The existing revenue model of Now Solutions is based upon three components: licensing fees, professional consulting services, and renewable maintenance fees. However, Now Solutions intends to offer its software on an ASP (Application Service Provider) model to be able to service small customers, therefore increasing the market reach of its products. When this is implemented, Now Solutions plans to collect service fees associated with this service.

         For information concerning additional details of the legal proceedings concerning the Company, Now Solutions, Ross, Arglen, and Gary Gyselen, a principal of Arglen and former Chairman of Now Solutions, please see Item 3, Legal Proceedings.

         For the twelve months ended December 31, 2003, Now Solutions had approximately $4,200,000 of total assets, revenues of approximately $6,600,000 and a net loss of approximately $2,300,000 which includes impairment loss of approximately $1,600,000 of goodwill.

         GOVERNMENT INTERNET SYSTEMS, INC.

         The Company's 85% owned subsidiary, Government Internet Systems, Inc. ("GIS"), a Nevada corporation was formerly Emily Solutions, Inc. The Company will license its proprietary technology, ResponseFlash, to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-company products particularly in the homeland security sector. GIS has already entered into co-marketing agreements with Basix1 and InfraHealth. In October 2002, Emily Solutions, Inc., a Nevada corporation, changed its name to Government Internet Systems, Inc. by amending its articles of incorporation. Independent funding is being sought for GIS. The Company has completed development and installation of ResponseFlash for the Metropolitan Emergency Communications Agency, Indiana. The Company is in the process of submitting proposals to various city, county and state governments.

         For the twelve months ended December 31, 2003, Government Internet Systems (formerly Emily Solutions, Inc.) had no assets and no material revenue or expenses.

          VERTICAL INTERNET SOLUTIONS, INC

         Vertical Internet Solutions, Inc., a California corporation, is a wholly-owned subsidiary of the Company formed in May 2000. The Company acquired the rights to Emily Solutions Web technology in December 1999. The Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that intercommunicate via XML (Extensible Markup Language) and HTTP. HTTP or Hypertext Transfer Protocol is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion or Microsoft Frontpage. The primary component of the Emily Framework is MLE (Markup Language Executive), a programming language that runs on Windows, Linux and several UNIX platforms. The Emily scripting language has been enabled to work on Java. The Company has various patents pending on the Emily technology. Emily's marketing is currently on hold.

         For the twelve months ended December 31, 2003, Vertical Internet Solutions had no assets and no material revenue or expenses.

         ENFACET, INC.

         EnFacet is a software-products company that markets NewsFlash. NewsFlash is based on SiteFlash, which is a patented (US patent number 6,826,744) technology. NewsFlash caters to the publishing industry and newspapers in particular.

         On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock). 15,000 shares of preferred stock were originally to be distributed among the employees in EnFacet and the other 15,000 shares were to be available for future fund raising purposes, resulting in goodwill in EnFacet totaling $1,069,075. Accordingly, the $312,000 value of the 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2003 and 2002. In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with the purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement. In April 2003, the Company issued 3,000,000 restricted shares of the Company's common stock (at a fair market value of $14,693) to former employees and consultants of EnFacet, Inc. per the above-executed stock agreement, as amended. The Company cancelled 7,500 shares of Series C preferred stock reserved for the former employees. In February 2004, an additional 7,500 shares of Series C preferred stock, reserved for an employee under his employment agreement, were cancelled after he terminated his agreement with the Company. The remaining 15,000 preferred C shares were cancelled since the Company determined not to utilize these shares for any future funding activities for EnFacet.

         For the twelve months ended December 31, 2003, EnFacet had approximately no material assets, revenue of $30,450, and a net loss of approximately $75,000.

         GLOBALFARE.COM

         In May 2000, the Company acquired Globalfare.com, Inc. (Globalfare). After the terrorist attacks at the World Trade Center, the Company had suspended website and travel fulfillment operations. In April 2003, Globalfare, entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003 Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement. The interface between Picasso and Zegato became operational in November 2004. For the twelve months ended December 31, 2003, Globalfare.com had no assets, no revenue and no expenses.

         POINTMAIL.COM, INC.

         In June 2000, the Company acquired Pointmail.com, Inc., which owned a web-based e-mail software, to compliment the Company's existing
"ThePostmaster.Net" Internet email service. "ThePostmaster.Net" is currently inactive and the Company has no plans for "ThePostmaster.Net" at this time.

         For the twelve months ended December 31, 2003, Pointmail.com had no assets, no revenues and no expenses.

         MINORITY INTERESTS AND ROYALTY INTERESTS

         MEDDATA SOLUTIONS, INC.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. ("MedData Solutions") from Robert Farias. In exchange, the Company issued 9,000,000 restricted shares of common stock of the Company (at a fair market value of $135,000), which have "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. MedData Solutions is a provider of Internet and Palm-based software for real-time EMS and trauma data management.

         MedData Solutions has two main products: Regist*r and Regist*r Express. Regist*r is an Internet-based data collection system for EMS and Trauma providers, which may be utilized as a standalone application for data collection after the field, or with MedData Solutions' data capture application, Regist*rExpress. From MedData Solutions Internet database the EMS or trauma provider may run reports on its data, or export it for reporting compliance or into a billing solution. Regist*r Express is a comprehensive field data management system for EMS professionals. Using the PDA as field data collection hardware, an electronic run report is generated and IR printed in the ED. Data is synced to the desktop and uploaded to MedData Solutions Internet backend, where data is available for real time analysis, export for public health reporting, and integration into billing software.

         INET PURCHASING, INC. The Company has a 2.5% minority interest in iNet Purchasing and is also entitled to a royalty on all iNetPurchasing transactions for 20 years.. iNet Purchasing, Inc., based in Bethesda, Maryland, is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, the Company entered into a license agreement with iNet, where the Emily software and technology were licensed for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees . The Company is entitled to retain the entire $495 sales price for sales to any vendors. No royalties have been received from iNet as of January 7, 2005.

         As of December 31, 2003, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2003.

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

         In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In April 2001, the Company loaned TranStar $24,000, which was due in June 2001. In May 2001, the Company loaned TranStar an additional $24,000 which was due in July 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of TranStar common stock for each of the two loans. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, as well as a royalty agreement, dated October 14, 2000. As part of the purchase by Radlovic of the Company's TranStar ownership interest, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements will remain in full force and effect. In connection with the agreement, TranStar also indemnified and released the Company from any obligations owed to TranStar or any third party. In August 2004, TranStar made a payment of $8,000 in full satisfaction one of the $25,000 loans and the Company cancelled the note and returned 500,000 TranStar's shares held as collateral. Radlovic is CEO and President of TranStar.

         As of December 31, 2003, the investment in notes receivable and all of the advances paid to TranStar for royalties have been fully reserved. No royalties have been received from TranStar as of January 7, 2005.

         JOINT VENTURES

         ZAP QUOTE, S.A. In March 2000, the Company entered into two joint ventures with ZAP Quote, S.A. Both joint venture ownerships are held 50% by the Company and 50% by ZAP Quote, S.A. As of January 7, 2005, neither joint venture is operational.

         WIRELESS LEARNING SYSTEMS, LLC. In June 2001, Epsylon Technologies, Taurus Global, LLC and the Company formed Wireless Learning Systems, LLC ("Wireless Learning"), which was formulating plans to develop wireless solutions for schools to support teacher and student wireless educational systems. As of January 7, 2005, this joint venture is not operational.

         For the twelve months ended December 31, 2003, all of the joint venture investments are fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2003.

         SOFTWARE DISTRIBUTORS AND STRATEGIC MARKETING ALLIANCES

         INFOTEC, INC. In April 2003, the Company and Infotec, Inc., a Japanese corporation entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for the Company's SiteFlash software in the territory of Japan and pay the Company a fee on all sales and maintenance fees.

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

         During 2004, the Company and its GIS and Now Solutions subsidiaries have entered into marketing agreements with Total Care Technologies, Basix1, Inc., and InfraHealth, Inc. The Company has also retained consultants to advise the Company regarding the government sector.

         COMPETITION

         In general, the Company has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology. Now Solutions' competitors include PeopleSoft, Oracle, Lawson, Cyborg, DLGL, Ultimate and SAP. The Company's competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company cannot guarantee that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on the Company's financial position, results of operations and cash flows.

         The Company's ability to compete will also depend upon its ability to continually improve its products and services, the enhancements the Company develops, the quality of its customer service, and the ease of use, performance, price and reliability of its products and services.

         STRATEGIC OVERVIEW

         We believe that each of the Company's business units has distinct marketing advantages for its niche markets. The Company plans to find national marketers, such as Defense Solutions, LLC, and international resellers such as Infotec in Japan, who can commercially exploit the Company's products in the respective niche market. By utilizing the strategic elements each individual business unit offers, the Company plans to leverage each other's strengths in their segments, as well as to exploit the network of customers, vendors, and support agencies that the Company has built. The Company has three business units in North America (Now Solutions, Government Internet Systems, Globalfare) that focus either in a selective targeted market like GIS does for the federal governmental market with ResponseFlash or marketing a best-of-breed software product to all potential markets such as Now Solutions. The Company currently seeks to use a combination of direct marketing and strategic partnerships to commercially exploit its products derived from SiteFlash, namely NewsFlash, UniversityFlash, and AffiliateFlash. In this way the Company hopes to define the best potential markets for SiteFlash products, then license the product to one of the Company's subsidiaries. At this time, the Company has placed both its Emily software and international bridge network on hold while it concentrates on these immediate opportunities within its existing business units.

         One of the Company's strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that compliment its business units. The existing strategy with potential co-marketing partners is to segregate the co marketing agreements whereby each business unit will have a separate agreement with the co- marketing partner for their particularly target market. For example, Basix1 and InfraHealth have separate agreements with Now Solutions and GIS and the Company. Additionally, the business units will enter into agreements with each other where the opportunity exist to cross-promote. For example GIS will promote Now Solutions' products to federal governmental agencies.

         The Company believes it possesses certain competitive advantages because of its proprietary software, including the recently issued patent of SiteFlash. The Company is exploring various opportunities to exploit the proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

         Although the Company's current marketing effort focuses upon several sectors, it has recently concentrated on the United States government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote the Company's products and web services; (ii) products which are suited to the current governmental environment demanding for cross-agency and federal, state and local interface like ResponseFlash; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash.

         PROPRIETARY RIGHTS

         The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, the Company moves to protect its trade secrets and other proprietary information through agreements with employees and consultants. Now Solutions' emPath software technology is protected by copyright and trademark. The United States Patent and Trademark Office granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004. This patent is in a theoretical stage only and is intended to be used transmitting images on fiber optics that might improve in orders of magnitude today's capacity of fiber optics to transmit images and data. The Company has filed for a Continuation in Part for patent number 6,718,103 to pursue possible additional derivative patents. The United States Patent and Trademark Office granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites In an Arbitrary Object Framework" on November 30, 2004. The Company has filed for a Continuation in Part for patent number 6,826,744 to pursue possible additional derivative patents. This patent is the foundation of Vertical's product, SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM), UniversiTyFlash(TM) and AffiliateFlash(TM) products. In addition, the Company has also filed for a number of patents related to Emily: (a) oNe patent application related to the Emily programming language; (b) one patent application related to the Emily XML Enabler Agent and Emily XML Broker. The patent application for the Emily XML Scripting Language was published in February 2003. Although the Company intends to protect its rights, there can be no assurance that these measures will be successful. Policing unauthorized use of its products and services is difficult and the steps taken may not prevent the misappropriation of its technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require us to enter into royalty arrangements.

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

         EMPLOYEES

         As of January 7, 2005, the Company has 27 full-time employees and 14 consultants. This total includes 23 full-time employees at its subsidiary, Now Solutions, of which 16 are employed in the United States and 7 are employed in Canada as well as 12 consultants. The Company is not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company and Now Solution's headquarters are currently located at 201 Main Street, Suite 1175, Fort Worth, Texas, and comprises approximately 3,450 square feet. In addition, Now Solutions has an office at 6205 Airport Road, Building B, Suite 100, Mississauga, Ontario, Canada, which comprises 2,800 square feet. All of the locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them. The Company's other subsidiaries may be reached through the Company's headquarters.

ITEM 3. LEGAL PROCEEDINGS

         The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, may have a significant effect on the financial position, operations or cash flows of the Company.

         In addition, the Company is involved in the following additional ongoing matters:

         In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. . The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Pursuant to the settlement agreement, the Company is also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date.

         At December 31, 2003, the Company had non-restricted cash-on-hand of $962,454. Now Solutions' non-restricted cash-on-hand of $954,720 was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement was completed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions became available to fund the Company's operations.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire action against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision. In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. However, on appeal such claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

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

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201.22. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000.00; (ii) breach of the covenant to deliver all Assets to Now Solutions at Closing, whereby Now Solutions seeks damages in an amount not less than $300,000.00; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129.47; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW in violation of the covenant. Now Solutions intends to vigorously oppose any such motion.

         In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of moneys to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company:
(i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

         In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the twelve months ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common equity is quoted on the Pink Sheets under the symbol "VCSY.PK". Prior to that date, the Company's common stock was quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "VCSY," which commenced in October 1999. The Company's common stock traded on the `pink sheets' prior to that date. In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.

         The following is the range of high and low closing bid prices of our stock, for the periods indicated below. As of January 7, 2005, there were approximately 1,596 holders of record of our common stock. This information was obtained from the Pink Sheets, LLC.

                                                        HIGH          LOW
                                                       -------       -------
         Quarter Ended December 31, 2004               $0.0180       $0.0001
         Quarter Ended September 30, 2004              $0.0310       $0.0120
         Quarter Ended June 30, 2004                   $0.0590       $0.0140
         Quarter Ended March 31, 2004                  $0.0360       $0.0030

         Quarter Ended December 31, 2003               $0.0060       $0.0030
         Quarter Ended September 30, 2003              $0.0080       $0.0050
         Quarter Ended June 30, 2003                   $0.0510       $0.0030
         Quarter Ended March 31, 2003                  $0.0082       $0.0040

         Quarter Ended December 31, 2002               $0.0095       $0.0044
         Quarter Ended September 30, 2002              $0.0150       $0.0041
         Quarter Ended June 30, 2002                   $0.0130       $0.0023
         Quarter Ended March 31, 2002                  $0.0270       $0.0101

         Quarter Ended December 31, 2001               $0.0175       $0.0100
         Quarter Ended September 30, 2001              $0.0380       $0.0120
         Quarter Ended June 30, 2001                   $0.0910       $0.0350
         Quarter Ended March 31, 2001                  $0.1200       $0.0550


         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company did not pay any dividends on outstanding Series A and Series C Preferred Shares in 2002 and 2003, respectively. The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

UNREGISTERED SALES OF SECURITIES

         In December 2000, Vertical Computer entered into a month-to-month agreement with Strategic Media Alliance, Inc., whereby Vertical Computer would pay a monthly retainer fee of $10,000 in cash and would issue 3-year warrants for 45,455 shares of common stock at a strike price of $0.11 per share for marketing services. In January 2002, in connection with the agreement between the Company and Strategic Media Alliance to terminate the Company's interest in the WorldBridge Webcasting LLC, Strategic Media Alliance received 3-year warrants to purchase stock equal to $5,000 per month, based on a strike price formula of $0.01 plus the previous average five day market price on the date of issuance. These warrants were issued in February and March of 2002 in lieu of the warrants specified in the original consulting agreement with Strategic Media Alliance. As of January 7, 2005, of the warrants to purchase 823,870 shares of common stock of the Company that were issued, 590,915 have expired.

         On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock). 15,000 shares of preferred stock were originally to be distributed among the employees in EnFacet and the other 15,000 shares were to be available for future fund raising purposes), resulting a goodwill in EnFacet totaling $1,069,075. Accordingly, the $312,000 value of 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2003 and 2002. In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement. In April 2003, the Company issued 3,000,000 restricted shares of the Company's common stock (at a fair market value of $14,693) to former employees and consultants of EnFacet, Inc. per the above-executed stock agreement, as amended. The Company cancelled 7,500 shares of Series C preferred stock reserved for the former employees. In February 2004, an additional 7,500 shares of Series C preferred stock, reserved for an employee under his employment agreement, were cancelled after he terminated his agreement with the Company. The remaining 15,000 preferred C shares were cancelled since the Company determined not to utilize these shares for any future funding activities for EnFacet.

          In September and October 2001, the Company issued $125,000 and $140,000 of convertible debentures, respectively. The debt accrues interest at 6% per annum and is due October 2006. The debentures were convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the 3 lowest closing bid prices 20 days prior to the conversion. The debentures were convertible at the option of the holder, any time after purchase. The Company has recognized $66,250 as interest expense in relation to the beneficial feature conversion of the debentures. In September 2002, a debenture of $10,000 principal and $631 interest was converted into 2,278,153 shares of the Company's common stock. In October and November 2002, $150,000 principal and $1,341 interest of debentures were converted into 35,611,428 shares of the Company's common stock. In January 2003, $105,000 principal of debentures were converted into 26,992,287 shares of the Company's common stock.

         In November 2001, the Company purchased various assets of Adhesive Software, Inc., including the SiteFlash technology, from a third party seller for $100,000, 50,000 shares of Series C 4% Convertible Preferred Stock and a promissory note for $280,000, which was issued in October 2001. The note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal would be paid in monthly installments in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest will be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued. In February 2004, the Company and Robert Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business),

Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is also secured by SiteFlash technology owned by the Company. The $181,583 note is also secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. These notes are in default.

         In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrued interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of common stock of the Company that were owned by Mountain Reservoir Corporation, and 15,000,000 shares of common stock of the Company that were owned by Mr. Valdetaro, the Company's Chief Technology Officer, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and the note had been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to related parties. In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements of January 2002. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified this from note payable to related parties to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The differential between the value of the stock issued for reimbursement of shares to Mr. Valdetaro and Mr. Wade and the value of the note, plus accrued interest, was accounted for as forgiveness of debt (contribution to additional paid-in capital).

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

         In January 2002, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Valdetaro to cover their respective 36,303,932 and 15,000,000 shares of common stock pledged by Mountain Reservoir Corporation and Valdetaro in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir Corporation and Valdetaro with the respective number of shares equal to any shares sold as collateral to cover the default of any loan. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust, of which Mr. Wade is a trustee. Mr. Wade is President, CEO, and a Director of the Company. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and the note had been cancelled. In September 2002, the Company issued 5,774,704 shares of common stock to Luiz Valdetaro and 13,976,296 shares of common stock to Mountain Reservoir Corporation. The combined 19,751,000 common shares of the Company Stock had a fair market value of $118,000 on September 23, 2002, the date of issuance. In October 2002, the Company issued 9,225,296 shares of common stock to Luiz Valdetaro, the Chief Technology Officer of the Company, and 22,327,636 shares of common stock to Mountain Reservoir Corporation. These shares were issued in connection with indemnity and reimbursement agreements between the Company and Mountain Reservoir Corporation and Mr. Valdetaro, respectively in connection with the $425,000 note issued in December 2001, whereby the Company would reimburse Mountain Reservoir Corporation and Mr. Valdetaro with the respective number of shares of the Company stock equal to any shares sold as collateral to cover the default of any loan. With the issuance of these shares, Mountain Reservoir Corporation and Mr. Valdetaro have received their full reimbursement of shares in the amounts they initially pledged on behalf of the Company, or 36,303,932 and 15,000,000 shares, respectively. In November 2002, Mountain Reservoir Corporation and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The differential between the value of the stock issued for reimbursement of shares to Mr. Valdetaro and Mr. Wade and the value of the note, plus accrued interest, was accounted for as forgiveness of debt (contribution to additional paid-in capital).

         Also in January 2002, the Company and Taurus Global LLC agreed to extend a consulting services agreement entered into in July 2001 for 6 months. In consideration of Taurus Global's services, the Company agreed to pay a monthly fee of $12,500 and issued an additional 100,000 warrants. The warrants have vested and are exercisable for five years from issuance at a strike price equal to the fair market value of the Company's common stock on the day of grant. The warrants were valued at $1,240 and were expensed when issued.

         In March 2002, the Company issued a $100,000 convertible debenture. The debt accrued interest at 5% per annum and was due April 2004. The debenture was convertible into shares of common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid prices 5 days prior to the conversion. The debenture was convertible at the option of the holder, any time after purchase. In April 2003, $40,000 principal of debentures were converted into 10,245,900 shares of the Company's common stock. In December 2003, $20,000 of principal of debentures and $1,726 in interest was redeemed for a total of $25,726, which includes a 20% premium on the principal. In February 2004, $10,000 of principal of debentures and $925 in interest was redeemed for a total of $10,925. In July 2004, $20,000 of principal and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. The remaining holder of the debentures is a third party.

         For the three months ended March 31, 2002, the Company issued 1,167,857 warrants to purchase shares of its common stock to one marketing consultant for services. The fair market value of these warrants at the date of issuance was $3,132 (valued using the Black-Scholes valuation model).

         For the three months ended June 30, 2002, the Company issued warrants to two consultants to purchase a total of 1,500,000 shares of common stock at a strike price of $0.005. The fair value of these warrants at the date of issuance of these grants of warrants was $3,565 (valued using the Black-Scholes valuation model).

         In June 2002, the Company issued a $50,000 note to a third party lender, which was due January 2003 and originally did not bear any interest. In connection with the note, the Company issued three year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair value of the warrants was $2,291 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account on behalf of Now Solutions in the event the Company defaulted on the loan. In March 2003, the parties entered into an amendment, whereby the parties agreed that to accrue interest beginning in October 2002 at 12% per annum. The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and an additional principal payment of $5,000 beginning in July 2003. The note is currently in default.

         In June 2002, the Company issued a $50,000 note to a third party lender, which bears interest at 12% per annum, which is due January 2003. In connection with the note, the Company issued three year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The warrants vested immediately and are exercisable for three years from issuance. The fair market value of the warrants was $3,818 (valued using the Black-Scholes valuation model). The Company also pledged a limited interest in a deposit account on behalf of Now Solutions in the event the Company defaults on the loan. In March 2003, the parties agreed to amend the terms of the notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $4,200 for the $50,000 note and $1170 for a $25,000 note issued in August 2002 and monthly interest payments for all accrued interest for both notes thereafter shall be made. Beginning in July 2003, the above interest payments shall be replaced with a monthly installment payment of $5,000.00, with the initial payments applied first to the $25,000 note and then to the $50,000 note. The note is currently in default.

         In June 2002, the Company issued 3 year warrants to purchase 3,000,000 shares of its common stock to two employees at an average share price of $0.012. The fair market value of these warrants on the date of issuance of each grant was $3,565 (valued using the Black-Scholes valuation model).

         In July 2002, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 5,000,000 shares of Company's common stock with a fair market value of $23,500.

         In August 2002, the Company issued a $25,000 note to a third party lender, which was due in August 2002 and bears interest at a rate of 12%. The note is secured by 10,000,000 shares of common stock of the Company that is owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made a $12,500 payment on the note. The note is currently in default.

         In August 2002, the Company retained a consultant to provide investment services on behalf of the Company. Upon execution of the agreement, the Company issued warrants to purchase 500,000 shares of common stock at a share price of $0.015, which expire in August 2005, and vested immediately. The fair market value of the warrant issued was $5,467 (valued using the Black-Scholes valuation model). The consultant is also entitled to 2.5% of any cash funds raised and in the event the consultant raises $1,500,000, the Company will issue warrants to purchase 2.0 million shares of common stock, based on 90% of the average closing price for the five previous trading days prior to the closing date of the transaction.

         In August 2002, the Company agreed with a third party lender to loan the Company $60,000. The lender has currently loaned the Company $31,859. In April 2003, the Company issued, but did not deliver, 3,000,000 restricted shares of common stock of the Company (at a fair market value of $15,045) to a third party lender in anticipation of finalizing the terms of the loan made by the lender.

         In August 2002, the Company issued an $8,000 note, which is due February 2003 and accrued interest at a rate of 10% in exchange for a loan with the same amount from Mr. Luiz Valdetaro, the Chief Technology Officer of the Company. In connection with the note, the Company issued 3 year warrants to purchase 1,000,000 shares of its common stock at a price of $0.005 per share. The warrants vested immediately and were issued at a fair market value of $9,316 (valued using the Black-Scholes valuation model). This note has been paid at December 31, 2002.

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

         In September 2002, Equitilink, LLC whom the Company retained to provide its investor relations services, purchased 3,000,000 shares of the Company's common stock for a total of $17,100 at a fair market value price of $0.005 per share.

         In September 2002, the Company amended the consulting agreement of July 2001 of Stephen Rossetti to provide services in the capacity of Executive V.P. Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model).

         In November 2002, in connection with an agreement between Government Internet Systems, Inc. ("GIS")(formally Emily Solutions, Inc.), a wholly-owned subsidiary of the Company, and Defense Solutions, L.L.C, the Company issued 3 year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.0075. The warrants were issued at a fair market value of $14,064 (valued using the Black-Scholes valuation model).

         In December 2002, the Company agreed to issue 2,000,000 unregistered shares of the Company common stock to Victor Weber in connection with loans of $45,000 and $65,000 made by Victor Weber to Vertical and in consideration of financial consulting services rendered on the Company's behalf. The stock was issued in February 2003 with a fair market value of $11,890. Mr. Weber is President and Director of Government Internet Systems, Inc, a subsidiary of the Company.

         In December 2002, the Company issued warrants to purchase to 6,600,000 shares of common stock at an exercise price of $0.010 per share to 6 employees. The warrants are vested and expire 3 years after vesting. The stock was issued with a fair market value of $25,664 (valued using the Black-Scholes valuation model).

         During the year ended 2002, 3 year stock options to purchase 18,200,000 shares of common stock of the Company to employees and various consultants issued in December 1999 expired and the rights to purchase any shares under those options terminated.

           In December 2002, the Company, acting as the sole shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Victor Weber as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $629.32 (valued using the Black-Scholes valuation model). In December 2004, the parties agreed to extend the services of this Director for an additional year.

         Also in December 2002, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained Victor Weber as the President and Secretary of GIS for 500 shares of the 25,000 shares of outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In connection with retaining Victor Weber's services, the Company also issued 5 year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants were issued at a fair market value of $2,517 (valued using the Black-Scholes valuation model). The agreement is subject to a 30 day notice of termination by either party.

         In December 2002, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Stephen Rossetti as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the common stock of the Company at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $1,242.25 (valued using the Black-Scholes valuation model). In December 2004, the parties agreed to extend the services of this Director for an additional year.

         Also in December 2002, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained Stephen Rossetti as Chief Executive Officer and Chairman of GIS for 1000 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the executive. The value of these shares is nominal. The agreement is subject to a 30 day notice of termination by either party.

         In December 2002, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Chuck Kensicki as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued 5 year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at a fair market value of $1,672 (valued using the Black-Scholes valuation model). In December 2004, the parties agreed to extend the services of this Director for an additional year.

         In January 2003, the Company's subsidiary, Government Internet Systems, Inc. (GIS) retained David Kinney to serve as CTO. The Company issued 5 year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive. The warrants, at the time of issuance, had a fair market value of $3,067 (valued using the Black-Scholes valuation model). In the event that GIS achieves certain sales targets or receives $2.5 million in financing, Kinney has the option to become a salaried employee for 2 years at an annual salary of $125,000.

         In January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,486 (valued using the Black-Scholes valuation model).

         In March 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Thomas Beeson as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1090 (valued using the Black-Scholes valuation model).

         In April 2003, the Company and the third party seller of the SiteFlash technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 restricted shares of common stock of the Company in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003. The Company issued the 1,000,000 common shares in April 2003 (at a fair market value of $5,015).

         In April 2003, the Company issued 5 year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.01 per share to Wolman, Babbitt, & King for legal services rendered to the Company. The warrants, at the time of issuance, had an estimated fair market value of $22,704 (valued using the Black-Scholes valuation model).

         In April 2003, the Company issued 1,100,000 restricted shares of common stock (at a fair market value of $4,468)) to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional 1 year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

         In April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of January 7, 2005, no debentures have been converted.

         In April 2003, the Company issued $200,000 of convertible debentures. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $45,000, with contribution to paid-in capital. As of January 7, 2005, no debentures have been converted.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,826 (valued using the Black-Scholes valuation model). In connection with these loans, the Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,413 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "lock up" provision. These notes are currently in default.

         In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 15,000,000 unregistered shares of Company's common stock with a fair market value of $60,922.

         In July 2003, the Company issued 8,000,000 unregistered shares of common stock of the Company to Victor Weber in connection with $60,000 in loans made and services rendered to the Company. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company. The fair market value of these shares was $40,000.

         In October 2003, the Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock with a fair market value of $5,000. The note will bear interest at 10% per annum, was due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS.

         In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds are received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The note will bear interest at 10% per annum, was due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

         In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of January 7, 2005, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently in default and the debenture has not been redeemed.

         During the year ended December 31, 2003, incentive stock options to purchase 2,500,000 shares of common stock of the Company at a share prices ranging from $0.025 to $0.47 per share expired.

         During the year ended December 31, 2003, non-statutory stock options to purchase 13,300,000 shares of common stock of the Company at share prices ranging from $0.001 to $1.25 per share expired.

         During the year ended December 31, 2003, warrants to purchase 3,795,455 shares of common stock of the Company at a share price of $0.11 per share expired.

         For additional Unregistered Sales of Securities after December 31, 2003 that have occurred in 2004, please see Subsequent Events set forth in Note 16 under the Consolidated Financial Statements in Item 8.

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

         OVERVIEW

         The Company is a multinational provider of administrative software, internet core technologies, and derivative software application products through its distribution network. The Company's main administrative software product is emPath 6.3, which is developed and distributed by Now Solutions, Inc., the Company's subsidiary. The Company's primary internet core technologies include SiteFlash and the Emily XML Scripting Language, which can be used to build web services. The Company attempts to acquire and operate companies whose products, in the Company's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

         The Company's current products address the following market segments:

     MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
     ---------------------------                  ----------          -------------        -------------
     Human Resources and Payroll                  emPath 6.3          Now Solutions        Now Solutions
     Large Corporations and Universities          SiteFlash           Vertical Computer    Vertical Computer
     Government Sector- Emergency Response        ResponseFlash       Vertical Computer    GIS
     Publishing Content                           NewsFlash           Vertical Computer    EnFacet
     Emily XML Scripting Language                 Emily               Vertical Computer    VIS


         ADMINISTRATIVE SOFTWARE

         The Company's primary administrative software technology is emPath 6.3, a human resources/payroll software, which is developed, marketed and maintained by its subsidiary, Now Solutions. The Company's administrative software is web-based, meaning that it can be accessed on the Internet, and exploratory analysis is being done to develop an application service provider application for emPath 6.3. The Company believes that its administrative software services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times.

         INTERNET CORE TECHNOLOGIES

         Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product and rapid deployment of all software products throughout the Company's distribution system. The Company acquired its internet core technologies, continuing to develop specialized software applications that the Company can utilize in new products.

         The Company's primary core internet technology is SiteFlash. The SiteFlash technology utilizes XML and publishes on the web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content. SiteFlash uses an advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, which permits these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of the web page are converted into "objects," they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the website. In this way, each element of a web site created using SiteFlash is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex web sites. This separation of form, function, and content also allows for the rapid creation of affiliated websites. This unique ability is patented -(U.S. Patent number 6,826,744) and has many applications in the web arena.

         The Company offers SiteFlash as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash technology focuses on content management, e-commerce, and workflow and has led to the development of two additional software application products:
ResponseFlash and NewsFlash. ResponseFlash has been installed and approved and is currently being implemented by the Metropolitan Emergency Communications Agency in Marion County, which includes Indianapolis, Indiana. NewsFlash is used by newspapers (e.g. La Opinion, Japan's Hochi & Pittsburgh's Standard Examiner), UniversityFlash is being used in higher education (e.g., California State Fullerton University), and SiteFlash is used by consulting organizations for resale (e.g., Infotec in Japan). SiteFlash architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc) framework. Initially, Government Internet Systems, a majority owned subsidiary of the Company, will focus in marketing ResponseFlash(TM), a web based emergency communication system, in the homeland security area to all government sectoRs excluding the public education (i.e., schools, colleges, and universities).

         The second core Internet technology the Company has developed is the patent-pending Emily XML scripting language, which is Java compatible. XML (Extensible Markup Language) is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         TOTAL REVENUES. The Company had total revenues of $6,656,572 and $8,058,312 for the years ended December 31, 2003 and 2002, respectively. The decrease in total revenue was $1,401,740 the year ended December 31, 2003 representing approximately a 17% decrease compared to the total revenue for the year ended December 31, 2002. Of the $6,656,572 for the year ended December 31, 2003 and the $8,058,312 for the year ended December 31, 2002, $6,599,604 and $7,909,272, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest since February 2004. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance for the year ended December 31, 2003 decreased by $1,229,564 from the same period in the prior year, representing approximately 20% decrease, due to selling less new or upgraded software licenses. Consulting revenue for the year ended December 31, 2003, decreased by $31,433, from the same period in the prior year, which represented approximately a 2% decrease, due to less implementation consulting services as a result of decreasing software license sales. Other revenue, with consist primarily of reimbursable travel expenses, for the year ended December 31, 2003 , decreased by approximately $90,543 from the prior year, which represented approximately a 32% decrease.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $10,124,809 and $9,748,788 for the years ended December 31, 2003 and 2002, respectively. The total selling, general and administrative expenses for the year ended December 31, 2003 increased by $376,021 compared to the selling, general and administrative expenses for the year ended December 31, representing approximately a 4% increase. Of the $10,124,809 for the year ended December 31, 2003 and the $9,748,788 for the year ended December 31, 2002, Now Solutions accounted for $6,943,860, and $6,471,577, respectively. The increase of $376,021 was primarily attributed to increases in outside consulting, legal and other professional fees at Now Solutions which was partially offset by reduced labor cost at Vertical Computer Systems.

         GOODWILL IMPAIRMENT. The Company assessed the carrying value of its goodwill for impairment at December 31, 2003 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the recorded goodwill totaling $2,873,997 in 2003 relating to Vertical and Now Solutions and $638,000 in 2002 relating to Enfacet .

         OPERATING LOSS. The Company had an operating loss of $6,342,234 and $2,328,476 for the years ended December 31, 2003 and 2002, respectively. The operating loss increased by $4,013,758 compared to the operating loss for the year ended December 31, 2002, representing an increase of approximately 172%. The increase was primarily attributable to the combination of a decrease in revenue of $1,401,740 and the increase in impairment of goodwill of $2,235,997.

         INTEREST EXPENSE. The Company had interest expense of $510,050 and $650,507 for the years ended December 31, 2003 and 2002, respectively. Interest expense decreased for the year ended December 31, 2003 by $140,457, representing a decrease of approximately 22%, compared to the same type of expense for the year ended December 31, 2002. The decrease was primarily related to the reduction of the Now Solutions loan from WAMCO 32, Ltd.

         MINORITY INTEREST. The minority interest in the net loss of Now Solutions for the year ended December 31, 2003 was $299,283 compared to a minority interest in the net income of Now Solutions of $299,283 for the year ended December 31, 2002. The minority interest in 2002 was based upon 40% minority ownership in Now Solutions on net income of Now Solutions. In 2003, the Company recognized as minority interest Now Solutions net loss only to the extent that it had previously recognized its net income.

         NET LOSS. The Company had a net loss of $6,518,407 and $3,324,210 for the years ended December 31, 2003 and 2002, respectively. Net loss for the year ended December 31, 2003 increased by $3,194,197 representing an increase of approximately 96%. The increase in the net loss of $3,194,197 was primarily attributable to the combination of a decrease in revenue of $1,401,740 and the increase in impairment of goodwill of $2,235,997.

         DIVIDENDS APPLICABLE TO PREFERRED STOCK. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $600,000 and $600,000 for the years ended December 31, 2003 and 2002, respectively. The Company did not pay any dividends in 2002 and 2003.

         NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company had a net loss attributed to common stockholders of $7,118,407 and $3,924,210 for the years ended December 31, 2003 and 2002, respectively. Net loss applicable to common stockholders for the year ended December 31, 2003 increased by $3,194,197 representing an increase of approximately 81%, compared to the net loss applicable to common stockholders for the year ended December 31, 2002. The increase in the net loss of $3,194,197 was primarily attributable to the combination of a decrease in revenue of $1,401,740 and the increase in impairment of goodwill of $2,235,997.

         NET LOSS PER SHARE. The Company had a net loss per share of $0.01 and $0.01 for the years ended December 31, 2003 and 2002, respectively.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND RECENT DEVELOPMENTS

         Net cash generated from operating activities for the year ended December 31, 2003 was approximately $119,000. This positive cash flow was primarily related to a net loss of $6,518,407 adjusted by total non-cash items of approximately $4,535,000 (including depreciation and amortization of approximately $1,289,000 and the impairment of goodwill of $2,874,000), a decrease in all receivables of approximately $1,255,000 and increases in all liabilities items of approximately $988,000.

         At December 31, 2003, the Company had non-restricted cash-on-hand of $962,454. Now Solutions' non-restricted cash-on-hand of $954,720 was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions became available to fund the Company's operations.

         Net cash used in investing activities for the year ended December 31, 2001 was approximately $42,000, which consisted of the purchase of equipment and software.

Net cash used in financing activities for the year ended December 31, 2003 was approximately $194,000, consisting primarily of proceeds from issuing notes payable of approximately $393,000, issuing convertible debentures of $420,000, and the release of restricted and pledged cash of approximately $182,000 and offset by repayments of note payable of approximately $1,819,000. The $650,000 that was pledged at December 31, 2002 was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. In September 2003, Now Solutions issued two notes payable to the Company with principal amounts of $215,000 and $435,000, respectively to replace the previous $650,000 note payable. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber cancelled all other notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debts owed to Weber were cancelled.

         The total change in cash and cash equivalents for the year ended December 31, 2003 when compared to year ended December 31, 2002 was an increase of approximately $16,000.

         From 1999 to the acquisition of the minority owners of Now Solutions in February 2004, the Company had been primarily dependent on external cash to support its operations. Until February 2004, the Company has financed its operations through the sale of securities, including common and preferred stock, convertible debts, and notes payable. Since the Company became the 100% owner of Now Solutions, it has been able to fund a substantial portion of its operations internally.

         Since December 31, 2003, the Company has received gross proceeds from loans in the amount of approximately $500,000. As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations only for one month, should the Company be unable to obtain any relief on its debt structure during such time. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans and/or renegotiating the terms of its existing debt. The Company's inability to raise such funds will significantly jeopardize its ability to continue operations.

       Contractual Obligations      Balance at                Due in Next Five Years
       Including Now Solutions      12/31/03      2004         2005        2006       2007        2008
       --------------------------   ---------   ---------   ---------   ---------   ---------   ---------
                Notes payable       4,226,482   4,226,482

                Convertible debts     460,000      40,000      30,000     390,000

                Operating lease       634,443     203,773     134,576     141,443      60,928      93,723
                                    ---------   ---------   ---------   ---------   ---------   ---------

                Total               5,320,925   4,470,255     164,576     531,443      60,928      93,723
                                    =========   =========   =========   =========   =========   =========

         In 2004, the Company had new borrowing of approximately $1,100,000 which have maturity through 2005.

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

         In November 2001, Parker Mills & Patel, the former general counsel of the Company, made advances of approximately $30,000 to third party venders on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002. At December 31, 2003, the outstanding balance under of $23,974 was in default. These warrants expired in November 2004. William Mills, a partner at the law firm, is also a director of the Company.

         In March 2003 the Company issued a note payable to a third party for past due consulting services in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.

         In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and contained a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of January 7, 2005, no debentures have been converted.

         In April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80% of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $45,000, with contribution to paid-in capital. As of January 7, 2005, no debentures have been converted.

         In April 2003, the Company issued a note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, to a consultant of the Company's subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is currently in default.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,826 (valued using the Black-Scholes valuation model). In connection with these loans, The Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,413 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "lock up" provision. These notes are currently in default.

         In August 2003, the Company obtained an extension and waiver of default for a $50,000 note issued by the Company to a third party in June 2002. Pursuant to the waiver, the Company's payment obligations were amended so that the Company was required to begin making monthly installment payments of $7,500 beginning on November 15, 2003 until the balance under the note has been paid. The note is in default.

         In August 2003, the Company obtained an extension until November 2003 and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party for loans in June and August 2002, respectively. The notes are currently in default.

         In November 2003, GIS issued a note payable to a third party in the amount of $60,000 bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to the third party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS. This note is in default.

         In November 2003, GIS issued a note payable to a third party in the amount of $40,000 bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third party in connection with this note. In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS. $5,000 of this note was not funded until January 2004. This note is in default.

         In December 2003, the Company amended a note payable to a third party lender in the amount of $239,004 bearing interest at 13% per annum and unsecured, which was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third party lender. Pursuant to the extension in December 2003, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. A $65,000 payment was made in December 2002. In March 2003, the note had been amended whereby the Company agreed to pay the interest and expenses responsible by the lender for a third party loan secured on the lender's behalf. The note is in default .

         In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of January 7, 2005, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The Company is currently in default of its obligation to redeem the note.

         In connection with the purchase of the Human Resource Information Application Software assets of Ross Systems, Inc., Now Solutions ("Now Solutions") issued a promissory note to Ross Systems for $1 million and obtained $5.5 million of notes payable. The $1 million note was due in two payments, the first payment of $250,000 was due in February 2002 and the final payment of $750,000 was due in February 2003. In February 2002, Now Solutions withheld its payments on the remaining $750,000 note due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross Systems, Inc. (Ross) of Now Solutions' claim of offset. Now Solutions has claimed a total amount of not less than $3,562,000 to offset against the note.

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire action against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision. In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. However, on appeal such claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

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

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201.22. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000.00; (ii) breach of the covenant to deliver all Assets to Now Solutions at Closing, whereby Now Solutions seeks damages in an amount not less than $300,000.00; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129.47; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW in violation of the covenant. Now Solutions intends to vigorously oppose any such motion.

         In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen. Specifically, Ross seeks a judgment against the Company,: (i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement;
(ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware Action has been stayed.

         The $5.5 million note payable, issued by Now Solutions to Coast and purchased by WAMCO 32, Ltd., was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and
(d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. As of January 7, 2005, the outstanding principal balance due on the $5.5 million note is $1,190,600 and Now Solutions is delinquent on the principal of the note by $267,500. Now Solutions has made all interest payments as of December 31, 2004.

The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. In September 2003, Now Solutions issued two notes payable to the Company with principal amounts of $215,000 and $435,000, respectively to replace the previous $650,000 note payable. The interest on the notes for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. Pursuant to the terms of the notes, beginning on October 1, 2003 and continuing on the first day of every month thereafter, Now Solutions was required to pay the previous month(s) accrued interest. The principal and all amounts owing under the notes shall be due and payable no later than December 31, 2004; however the outstanding balance on the notes shall become due if either the balance due under the original loan from Coast Business Credit is refinanced by Now Solutions or the successor-in-interest bank to Coast Business Credit permits earlier terms of payment by Now Solutions and agrees to waive any potential default of any of Now Solutions` covenants under the Loan and Security Agreement (the "Coast Loan") between Now Solutions and Coast Business Credit, dated February 28, 2001. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Weber were cancelled. Now Solutions has made all interest payments as of December 31, 2004.

         In December 2003, the Company settled its dispute with Arglen regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the closing of its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 31, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered restricted shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. This transaction resulted in the Company recognizing $1,680,000 of goodwill which was written off in 2004. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Pursuant to the settlement agreement, the Company is also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date.

         In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of Trade Accounts Payable to Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In the event the Company does not make full payment by December 31, 2004, the Company shall issue to Weber an additional 2,000,000 unregistered shares of common stock of the Company and the Note will automatically be amended as follows: (a) the maturity date of the Note shall be extended to December 31, 2005; (b) the payment terms of the Note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, if the
Note is amended as set forth above Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.03 per share, (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, Now Solutions was informed by WAMCO 32 that these payments were not in compliance with the loan agreement with WAMCO 32 and WAMCO 32 would be issuing a demand letter to Farias for the $183,000.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. This note is in default.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

         In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

         In February 2004, the Company and a third party amended a note payable in the amount of $90,000 dated June 26, 2003, bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows:
Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. This note is in default.

         In February 2004, the Company, on behalf of its subsidiary EnFacet, and a third party amended a note payable in the amount of $350,000 issued by EnFacet bearing interest at 8% per annum and originally due on February 28, 2003. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. This note is in default.

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

         CAPITALIZED SOFTWARE COSTS

         Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2003 and 2002, no costs were capitalized.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that there was approximately $638,000 of impairment of goodwill, which was located in EnFacet, Inc. During 2003, the Company determined that there was a $2,873,997 of impairment in goodwill, of which $1,610,524 was located in Now Solutions and $1,263,473 in the Company itself.

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

         In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software "up-front" provide that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.

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

NEW ACCOUNTING PRONOUNCEMENTS

         .In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support form other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

         In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the second quarter of fiscal 2005 and is evaluating this pronouncement's effect on the Company's financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FSP FAS 109-1 on our consolidated financial statements.

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

         WE HAVE HISTORICALLY INCURRED LOSSES AND MAY CONTINUE TO DO SO IN THE FUTURE

         We have historically incurred losses. For the years ended December 31, 2003 and 2002, the Company had net losses applicable to common shareholders of $(7,118,407) and $(3,924,210), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

         WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2003. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON ITS ABILITY TO RAISE ADDITIONAL FUNDS AND TO ESTABLISH PROFITABLE OPERATIONS.

         The accompanying consolidated financial statements for the twelve months ended December 31, 2003 and 2002, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at December 31, 2003 was $9.3 million. Additionally, at December 31, 2003, the Company had negative working capital of approximately $9.4 million (although it includes deferred revenue of approximately $2.5 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional fund and that if such fund is available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

         WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

         We had a working capital deficit of approximately $9.4 million at December 31, 2003, which means that our current liabilities exceeded our current assets by approximately $9.4 million. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements
     Consolidated Balance Sheets                                            F-3
     Consolidated Statements of Operations                                  F-5
     Consolidated Statement of Stockholders' Equity                         F-6
     Consolidated Statements of Cash Flows                                  F-8

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2003, the Company had negative working capital of approximately $9.4 million, a stockholders' deficit of $9.3 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ BDO Seidman, LLP

Los Angeles, California
December 31, 2004

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
Assets

Current assets:
   Cash                                                              $    962,454   $    946,035
   Restricted cash                                                        102,655        284,357
   Pledged cash                                                                --        650,000
   Securities available for sale                                            9,128          2,812
   Accounts receivable, net of allowance for bad debts
     of $121,004 and $129,252                                             982,281      2,058,306
   Other receivable                                                        75,085         98,505
   Employee receivables                                                    10,912        158,264
   Deferred tax asset - current portion                                        --         70,000
   Prepaid expenses and other assets                                      220,784         76,855
                                                                     ------------   ------------

Total current assets                                                    2,363,299      4,345,134
                                                                     ------------   ------------

Property and equipment, net of accumulated depreciation                   197,502        367,858
Goodwill and other intangibles, net                                     2,051,355      6,002,683
Deferred tax asset - long-term                                                 --        366,000
Deposits and other                                                            600          4,000
                                                                     ------------   ------------

Total assets                                                         $  4,612,756   $ 11,085,675
                                                                     ============   ============

Liabilities, Convertible Preferred Stock and Stockholder's Deficit

Current liabilities:
   Accounts payable and accrued liabilities                          $  4,993,437   $  3,416,027
   Deferred revenue                                                     2,491,685      2,568,840
   Payables to officers                                                        --         50,464
   Accrued income taxes                                                    18,000        480,000
   Current portion-convertible debentures                                  40,000             --
   Current portion-notes payable                                        4,226,482      2,650,971
                                                                     ------------   ------------

Total current liabilities                                              11,769,604      9,166,302

Convertible debentures                                                    420,000        205,000
Notes payable, net of discount and current portion                             --      3,001,712
Accrued dividends                                                       1,713,712      1,113,712
                                                                     ------------   ------------

Total liabilities                                                      13,903,316     13,486,726
                                                                     ------------   ------------

Contingency and commitments                                                    --             --

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                                                                                   December 31,
                                                                           ----------------------------
                                                                               2003            2002
                                                                           ------------    ------------
Minority interest                                                                    --         299,283

Stockholders' Equity (Deficit)
   Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                 50              50
   Series B 10% Convertible Preferred stock; $0.001 par value; 375,000
     shares authorized; 7,200 shares issued and outstanding                      45,000          45,000
   Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
     shares authorized; 50,000 shares issued and outstanding                    350,000         350,000
   Series D 15% Convertible Preferred stock; $0.001 par value; 300,000
     shares authorized; 25,000 shares issued and outstanding                    156,250         156,250

Common stock: $00001 par value, 1,000,000,000 shares authorized
   799,272,301 and 726,884,934 issued and outstanding                             7,993           7,270

   Additional paid-in capital                                                26,075,405      25,687,963
   Accumulated deficit                                                      (36,065,274)    (28,946,867)
   Accumulated other comprehensive income                                       140,016              --
                                                                           ------------    ------------

Total stockholders' deficit                                                  (9,290,560)     (2,700,334)
                                                                           ------------    ------------

Total liabilities and stockholders' deficit                                $  4,612,756    $ 11,085,675
                                                                           ------------    ------------

See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended December 31,
                                                                  --------------------------------
                                                                       2003              2002
                                                                  --------------    --------------
Revenues:
   Licensing and maintenance                                      $    5,047,800    $    6,277,364
   Software Development                                                       --            50,200
   Consulting Services                                                 1,419,257         1,450,690
   Other                                                                 189,515           280,058
                                                                  --------------    --------------

Total revenues                                                         6,656,572         8,058,312

Selling, general and administrative expenses                          10,124,809         9,748,788

Goodwill impairment                                                    2,873,997           638,000
                                                                  --------------    --------------

Operating loss                                                        (6,342,234)       (2,328,476)

Other expense                                                                 --           (38,487)

Interest income                                                            8,594            36,543

Interest expense                                                        (510,050)         (650,507)
                                                                  --------------    --------------

Net loss before minority interest and income taxes                    (6,843,690)       (2,980,927)

Income tax provision (benefit)                                           (26,000)           44,000
                                                                  --------------    --------------

Net loss before minority interest                                     (6,817,690)       (3,024,927)

Minority interest in (income) loss of subsidiary                         299,283          (299,283)
                                                                  --------------    --------------

Net loss                                                              (6,518,407)       (3,324,210)

Dividend applicable to preferred stock                                  (600,000)         (600,000)
                                                                  --------------    --------------

Net loss applicable to common stockholders                            (7,118,407)       (3,924,210)
                                                                  ==============    ==============

Basic and diluted loss per share                                           (0.01)            (0.01)
                                                                  ==============    ==============

Basic and diluted weighted average of common shares outstanding      779,926,227       625,499,641
                                                                  ==============    ==============

Comprehensive loss and its components consist of the following:
   Net loss                                                       $   (6,518,407)   $   (3,324,210)
   Unrealized gain (loss) on securities available for sale                 6,316                --
   Translation adjustments                                               133,700                --
                                                                  --------------    --------------

Comprehensive loss                                                $   (6,378,391)   $   (3,324,210)
                                                                  ==============    ==============

See accompanying notes to consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                         Notes
                                                Common Stock                  Preferred Stock           Payable
                                          ---------------------------   --------------------------         To
                                             Shares         Amount         Shares         Amount        Officers
                                          ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                 615,191,422   $      6,153        132,200   $    551,300   $         --

Shares issued for financing fee to
   Cornell Capital                          12,500,000            125             --             --             --

Proceeds from sales of Officers' shares
   collateralizing a note payable, to
   be repaid by issuing replacement
   shares                                           --             --             --             --        450,000

Issuance of replacement shares to
   Officers for note payable                51,303,932            513             --             --       (450,000)

Proceeds from sales of shares to
   Equilink                                  3,000,000             30             --             --             --

Conversion of debentures                    37,889,580            379             --             --             --

Issuance of shares for investor
   relations                                 5,000,000             50             --             --             --

Shares issued for financing fee on
   Webber note payable                       2,000,000             20             --             --             --

Issuance of warrants for officers and
   directors of GIS                                 --             --             --             --             --

Issuance of warrants for consulting
   services                                         --             --             --             --             --

Issuance of warrants for iNet option
   agreement                                        --             --             --             --             --

Issuance of warrants for with notes
   payable                                          --             --             --             --             --

Issuance of warrants for employee
   retention                                        --             --             --             --             --

Write-off Subscriptions Receivable                  --             --             --             --             --

Beneficial conversion feature for
   convertible debentures                           --             --             --             --             --

Preferred stock dividends                           --             --             --             --             --

Net loss                                            --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                 726,884,934   $      7,270        132,200   $    551,300   $         --
                                          ============   ============   ============   ============   ============


                                                                                       Accumulated
                                                          Accumulated                     Other
                                          Subscription      Paid-In      Accumulated  Comprehensive
                                           Receivable       Capital        Deficit        Income          Total
                                          ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                $     (2,000)  $ 24,670,149   $(25,022,657)  $         --   $    202,945

Shares issued for financing fee to
   Cornell Capital                                  --        199,875             --             --        200,000

Proceeds from sales of Officers' shares
   collateralizing a note payable, to
   be repaid by issuing replacement
   shares                                           --             --             --             --        450,000

Issuance of replacement shares to
   Officers for note payable                        --        449,487             --             --             --

Proceeds from sales of shares to
   Equilink                                         --         17,070             --             --         17,100

Conversion of debentures                            --        161,616             --             --        161,995

Issuance of shares for investor
   relations                                        --         23,450             --             --         23,500

Shares issued for financing fee on
   Webber note payable                              --         11,980             --             --         12,000

Issuance of warrants for officers and
   directors of GIS                                 --         23,467             --             --         23,467

Issuance of warrants for consulting
   services                                         --         42,419             --             --         42,419

Issuance of warrants for iNet option
   agreement                                        --         35,712             --             --         35,712

Issuance of warrants for with notes
   payable                                          --         13,640             --             --         13,640

Issuance of warrants for employee
   retention                                        --         16,098             --             --         16,098

Write-off Subscriptions Receivable               2,000         (2,000)            --             --             --

Beneficial conversion feature for
   convertible debentures                           --         25,000             --             --         25,000

Preferred stock dividends                           --             --       (600,000)            --       (600,000)

Net loss                                            --             --     (3,324,210)            --     (3,324,210)
                                          ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                $         --   $ 25,687,964   $(28,946,867)  $         --   $ (2,700,334)
                                          ============   ============   ============   ============   ============


          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                         Notes
                                                Common Stock                  Preferred Stock           Payable
                                          ---------------------------   --------------------------         To
                                             Shares         Amount         Shares         Amount        Officers
                                          ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002                   726,884,934   $      7,270        132,200   $    551,300   $         --

Issuing shares upon conversion of
  convertible debentures                      12,853,470            129             --             --             --

Issuing shares upon conversion of
  convertible debentures                      14,138,817            141             --             --             --

Issuing shares for consulting services         3,000,000             30             --             --             --

Stock compensation by issuing warrants in
  the first quarter of 2003                           --             --             --             --             --

Issuing shares for service rendered            1,100,000             11             --             --             --

Issuing shares for service rendered            1,000,000             10             --             --             --

Issuing shares for lending services
  rendered                                     3,000,000             30             --             --             --

Issuing shares upon conversion of
  convertible debentures                      10,245,900            102             --             --             --

Issuing shares for services rendered          15,000,000            150             --             --             --

Compensation for warrants granted in the
  second quarter of 2003                              --             --             --             --         33,369

Issuing shares for services rendered           2,049,180             20             --             --             --

Issuing shares for loan renewals               8,000,000             80             --             --             --

Issuing common shares for loan renewals        2,000,000             20             --             --             --

Beneficial conversion feature for
  convertible debentures                              --             --             --             --             --

Preferred stock dividends                             --             --             --             --             --

Net loss                                              --             --             --             --             --

Unrealized gain on investment                         --             --             --             --             --

Translation adjustment                                --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                   799,272,301   $      7,993        132,200   $    551,300   $         --
                                            ============   ============   ============   ============   ============

                                                                                       Accumulated
                                                          Accumulated                     Other
                                          Subscription      Paid-In      Accumulated  Comprehensive
                                           Receivable       Capital        Deficit        Income          Total
                                          ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002                  $         --   $ 25,687,963   $(28,946,867)  $         --   $ (2,700,334)

Issuing shares upon conversion of
  convertible debentures                              --         49,871             --             --         50,000

Issuing shares upon conversion of
  convertible debentures                              --         54,859             --             --         55,000

Issuing shares for consulting services                --         14,663             --             --         14,693

Stock compensation by issuing warrants in
  the first quarter of 2003                           --          5,643             --             --          5,643

Issuing shares for service rendered                   --          4,457             --             --          4,468

Issuing shares for service rendered                   --          5,015             --             --          5,025

Issuing shares for lending services
  rendered                                            --         15,045             --             --         15,075

Issuing shares upon conversion of
  convertible debentures                              --         39,898             --             --         40,000

Issuing shares for services rendered                  --         60,772             --             --         60,922

Compensation for warrants granted in the
  second quarter of 2003                                                            --             --         33,369

Issuing shares for services rendered                  --          9,980             --             --         10,000

Issuing shares for loan renewals                      --         39,920             --             --         40,000

Issuing common shares for loan renewals               --          8,980             --             --          9,000

Beneficial conversion feature for
  convertible debentures                              --         45,000             --             --         45,000

Preferred stock dividends                             --             --       (600,000)            --       (600,000)

Net loss                                              --             --     (6,518,407)            --      (6,518,407)

Unrealized gain on investment                         --             --             --          6,316          6,316

Translation adjustment                                --             --             --        133,700        133,700
                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                  $         --   $ 26,075,405   $(36,065,274)  $    140,016   $ (9,290,560)
                                            ============   ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                    Years ended December 31,
                                                                                 ----------------------------
                                                                                     2003            2002
                                                                                 ------------    ------------

Cash flows from operating activities:
   Net loss                                                                      $ (6,518,407)   $ (3,324,210)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Minority interest in net income (loss) of Subsidiary                            (299,283)        299,283
     Depreciation and amortization                                                  1,289,312       1,317,644
     Goodwill Impairment                                                            2,873,997         638,000
     Amortization of note discount                                                         --          51,976
     Stock compensation for warrants granted                                           38,982         156,336
     Issuing shares for services rendered                                             204,183         235,500
     Deferred tax assets                                                              436,000        (436,000)
     Allowance for bad debts                                                           (8,248)         55,602
     Write down marketable securities                                                      --          91,922
     Changes in operating assets and liabilities:
       Accounts receivable                                                          1,084,273      (1,072,307)
       Other receivable                                                                23,420         320,984
       Receivable from officers and employees                                         147,352        (113,377)
       Prepaid expenses                                                              (140,529)         17,535
       Accounts payable and accrued liabilities                                     1,577,410       1,492,129
       Deferred Revenue                                                               (77,155)        325,465
       Accrued income tax payable                                                    (462,000)        480,000
       Payable to officers                                                            (50,464)         50,464
                                                                                 ------------    ------------

Net cash provided by operating activities                                             118,843         586,946

Cash flows from investing activities:
   Proceeds from selling of marketable security                                            --          81,266
   Purchase of fixed assets                                                           (41,625)        (87,424)
                                                                                 ------------    ------------

Net cash used in investing activities                                                 (41,625)         (6,158)

Cash flows from financing activities:
   Pledge of cash deposit for bank Loan                                               650,000        (650,000)
   Proceeds from issuance of convertible debentures                                   420,000         100,000
   Payment of convertible debentures                                                  (20,000)        (10,000)
   Repayment of note payable                                                       (1,819,052)     (1,652,955)
   Proceeds from issuance of notes payable                                            392,851         500,000
   Release of restricted cash                                                         181,702       1,215,643
   Proceeds from sale of common stock                                                      --          17,100
                                                                                 ------------    ------------

Net cash used in financing activities                                                (194,499)       (480,212)

Effect of changes in exchange rates                                                   133,700              --

Net increase in cash and cash equivalents,                                             16,419         100,576

Cash and cash equivalents, beginning of period                                        946,035         845,459
                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                         $    962,454    $    946,035
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest
     Interest                                                                    $    218,556    $    402,353
                                                                                 ============    ============

           See accompanying notes to consolidated financial statements

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

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, Enfacet, Inc. ("ENF" inactive), Globalfare.com, Inc. ("GFI" inactive), Pointmail.com, Inc. ("PMI" inactive), Scientific Fuel, Inc. ("SFI" inactive), "Vertical Internet Solutions ("VIS" inactive), Now Solutions, Inc. ("Now Solutions"), and its 85% owned subsidiary Government Internet Systems, Inc. ("GIS" a newly established entity with minor activities). To date, the Company has generated revenues primarily from consulting fees and maintenance agreements from Now Solutions, its 100% owned subsidiary.

Going Concern Uncertainty

The accompanying consolidated financial statements for the years ended December 31, 2003 and 2002, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at December 31, 2003 was $9.3 million. Additionally, at December 31, 2003, the Company negative working capital of approximately $9.4 million (although it includes deferred revenue of approximately $2.5 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional fund for its operations and pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The exact results of these opportunities are unknown at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2.  Summary of Significant Accounting Policies

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

In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software "up-front" provide that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that there was approximately $638,000 of impairment in goodwill, which was located in Enfacet, Inc. During 2003, the Company determined that there was approximately $2,873,000 of impairment in goodwill, which was located in Now Solutions and Vertical.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2003 and 2002, no costs were capitalized.

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

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the years ended December 31, 2003 and 2002 would have been increased to the pro forma amounts presented:

                                                                   December 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------

Net loss: as reported                                      $ (7,118,407)   $ (3,924,210)
   Add:  Total stock based employee compensation expense
     determined under fair  value method for all awards              --        (277,217)
                                                           ------------    ------------


Pro forma                                                  $ (7,118,407)   $ (4,201,427)
                                                           ------------    ------------


Basic and diluted loss per common share                    $      (0.01)   $      (0.01)

Pro forma                                                  $      (0.01)   $      (0.01)

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

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share. As of December 31, 2003 and 2002, the Company had 372,487,684 and 296,274,805 potentially dilutive shares, respectively, which were not included in the calculation of diluted loss per share because they were anti-dilutive.

Fair Value of Financial Instruments

For certain of the Company's instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the Company's long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The fair value of the note payable to stockholder cannot be estimated due to its related party nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, valuation allowance for deferred tax assets, impairment of long-lived assets, and the valuation of warrants. Actual results could materially differ from those estimates.

Advertising and Tradeshow Costs

The Company expenses advertising and tradeshow costs when incurred. Advertising and tradeshow costs for the year ended December 31, 2003 and 2002, were approximately $225,000 and $222,000, respectively. Now Solutions accounted for 100% of such costs.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred."

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that the goodwill was impaired during the year ended December 31, 2003 and all goodwill was written off.

Adoption of FIN No. 45

In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after

December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The adoption of this standard had no effect.

Adoption of SFAS No. 150

In May 2003, FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on July 1, 2003.


New Accounting Announcements Not Adopted Yet

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the second quarter of fiscal 2005 and is evaluating this pronouncement's effect on the Company's financial position and net income.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes

On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, LLC (Now Solutions), a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 shares of the Company's common stock at a purchase price of $0.08 per share were granted to Arglen Acquisitions, LLC ("Arglen"). Arglen negotiated Now Solutions' purchase of Ross Systems assets related to its Payroll/Human Resources product including all equipment, software and maintenance agreements. Based on the Black Scholes option pricing model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and Stephen Parnes received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions held by Stephen Parnes for $77,000 and 1,000,000 unregistered shares of Company common stock, subject to terms and a "lock-up" provision. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. The Company and Arglen settled their arbitration and litigation in December 2003. In February 2004, in connection with the settlement, the Company purchased Arglen's 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to terms and a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill which was written off in 2004. Pursuant to the settlement agreement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were originally granted to Arglen in connection with the Company's acquisition 60% of equity interest in Now Solutions. The Company currently owes Arglen $600,000 under a promissory note issued to Arglen as part of the purchase price of its 35% interest. This note is currently delinquent. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen. The Company is awaiting the results of the pending Delaware action involving the Company, Arglen and Ross before it issues these shares.

During 2001, the goodwill on Now Solutions' book was amortized on a straight-line method over a period of five years. The amortization of goodwill in Now Solutions for the year ended December 31, 2001 was $322,104. On the consolidated basis, the Company recorded a total goodwill of $3,448,795 ($1,932,628 + $666,667 + $798,500 + $51,000, which is the transaction cost incurred by the Company) during 2001. The consolidated amortization of goodwill in the year ended December 31, 2001 was $574,798, which was calculated on a straight-line basis over a period of five years. During the year ended December 31, 2003, the Company determined that the goodwill resulting for the 60% equity interest was impaired and all goodwill was written off as of December 31, 2003 resulting in a impairment charge of $2,873,397.

The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), and payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. See Notes 15 and subsequent events section for details. At December 31, 2003, the past due balance of the note outstanding was $750,000 and the unamortized discount was zero.

Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast Business Credit ("Coast"), issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 32, Ltd., purchased the loan. As of December 31,2004, the outstanding principal balance due on the $5.5 million note is $1,198,100. In August 2003, WAMCO 32, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. In connection with the amendment, Now Solutions is required to pay WAMCO 32 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or by cashless exercise, at the holder's election. The warrants are subject to "piggy back" registration rights and a "lock-up" provision. Now Solutions has made all interest payments as of December 31, 2004 but it is $267,501 delinquent in principle payments.

In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions. Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of loan agreements. The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes are due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Weber were cancelled.

Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company is entitled to receive a management fee of $50,000 per year, pro-rata distributions of 50% of net earnings on a taxable income basis for federal income tax purpose if cash is available, and repayment of the initial capital contribution of $1 million if certain conditions are met.

In December 2003, the Company settled its arbitration and litigation with Arglen, the minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in
September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision . Pursuant to the settlement agreement, the Company was also obligated to issue an additional 5,000,000 unregistered shares of common stock of the Company to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

For information concerning details of the legal proceedings concerning the Company, Now Solutions, Ross, Arglen, and Gary Gyselen, a principal of Arglen and former Chairman of Now Solutions, please see Note 15.

Note 4.  Investments

During 2002, the Company sold 766,733 eResource Capital Group (RCG) shares for $81,266 and recorded a realized loss of $91,922. The remaining 33,267 RCG shares were adjusted into 4,610 shares for the 7-1 reverse stock split by RCG in 2002. The value of 4,610 shares represented the fair market value of $9,128 at December 31, 2003.

During 2000, the Company paid $250,000 to acquire a 30% interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc., a company that is in the process of developing smart card technology. The Company accounted for the investment under the equity method of accounting and recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In 2001, the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recouped, the Company shall receive 1% of all Apollo sales, up to a maximum of $30,000 per year. The royalty agreement expires October 2020. At December 31, 2001, due to the uncertainty regarding the recovery of the royalty, the Company wrote off the $25,000. In 2001, the Company loaned Apollo $24,000, which was due on June 30, 2001 and an additional $24,000, which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo for each of the two loans. Apollo is in default of the two loans and since repayment is uncertain the Company has fully reserved the investment and advances to Apollo at December 31, 2003 and 2002. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the note, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party. Also in April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock owned by Radlovic. Radlovic is the President, CEO, and a major stockholder of TranStar. As of December 31, 2003, the investment in notes receivable and all advances to Transtar have been fully reserved.

Note 5.  Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its former general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills, a director of the Company, of Parker, Mills & Patel LLP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001.

During 2001, PMP made advances of approximately $30,000 to third party vendors on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. The warrants vested upon issuance. At December 31, 2003, the outstanding balance under of $23,974 was in default. These warrants expired in November 2004.

In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of the Company's common stock that were owned by Mountain Reservoir Corporation, and 15,000,000 shares that are owned by Mr. Luiz Valdetaro, Chief Technology Officer of the Company, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Luiz Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Luiz Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. The lender disposed of 19,751,000 shares of the above totaling 51,303,932 shares for $254,382. In September 2002, the lender informed the Company that the remaining 31,552,932 shares were transferred to these two third parties and that the debt was satisfied as of April 1, 2002. Consequently, the note payable has been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to officers as these two officers loaned their shares of common stock to the Company.

In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements concerning a $425,000 note payable issued by the Company to Brighton Opportunity Fund, LP, a third party in December 2001. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to officers to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Luiz Valdetaro assigned their rights to obtain the necessary accounting information from these two third parties to the Company.

On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2003. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments shall be replaced with a monthly payment of $5,000, which will be applied first to the $25,000 note and then to the $50,000 note. The mature date for the $50,000 note payable was extended to June 1, 2004 and the mature date for the $25,000 note was extended to July 1, 2005. This note is now delinquent.

For the year ended 31, 2002, the Company had borrowed an aggregate of $49,085 from Richard Wade, the Company's President and Chief Executive Officer of the Company, of which none was still outstanding as of December 31, 2003. Mr. Wade is also a director of the Company.

In July 2001, the Company agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. In May 2003, the Company issued a $7,500 promissory note bearing interest at twelve percent (12%), due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. Mr. Rossetti is the CEO and a Director of Government Internet Systems, Inc., and a director of Now Solutions, Inc., which are both subsidiaries of the Company. In September 2002, the Company amended the consulting agreement of Stephen Rossetti to provide services in the capacity of Executive V.P. Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model). In October 2004, the Company and Stephen Rossetti agreed to amend the terms of the $7,500 note payable issued in May 2003 and the agreement for consulting services. In consideration for canceling outstanding debt under the note payable and the consulting agreement, the Company issued 6,500,000 shares of the common stock of the Company at a fair market value of $84,500. As of January 7 2005, of the 4,150,145 warrants issued for consulting services for the Company and GIS, 2,232,288 warrants have expired.

In June 2003, James Salz loaned the company $10,000. In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. In April 2004, the due date on the note was extended to August 1, 2004. The note is delinquent.

In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as the $25,000 outstanding in accounts payable owed to Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In the event the Company does not make full payment by December 31, 2004, the Company shall issue to Weber an additional 2,000,000 unregistered shares of common stock of the Company and the Note will automatically be amended as follows: (a) the maturity date of the Note shall be extended to December 31, 2005; (b) the payment terms of the Note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, if the
Note is amended as set forth above Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. The Company is delinquent for the December 2004 interest payment as of January 7, 2005. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.03 per share, (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, Now Solutions was informed by WAMCO 32 that these payments were not in compliance with the loan agreement with WAMCO 32 and WAMCO 32 would be issuing a demand letter to Farias for the $183,000.

In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which shall be subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

Note 6.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows:

                                               Years ending December 31,
                                             ----------------------------
                                                2003            2002
                                             ------------    ------------


Goodwill                                     $         --    $  3,448,795
Accumulated amortization                               --        (574,798)

Net                                                    --       2,873,997

Purchased software source code                  4,753,972       4,753,972
Other amortizable intangible assets               305,337         269,358
Accumulated amortization                       (3,007,974)     (1,894,644)
                                             ------------    ------------

Net                                             2,051,355       3,128,686
                                             ------------    ------------

Total goodwill and other intangible assets   $  2,051,355    $  6,002,683
                                             ============    ============

At December 31, 2002, the Company determined that the goodwill of approximately $638,000 in Enfacet (one of the Company's subsidiaries) was impaired in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and that the goodwill in Now Solutions and Vertical (consisting of a report unit) was not impaired based on a valuation report rendered by a third party valuation specialist. At December 31, 2003, due to the deteriorated operating and financial situations in Now Solutions the Company determined that the remaining outstanding balances of goodwill in Now Solution ($1,610,524) and Vertical ($1,263,473) were impaired in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In accordance with SFAS No 142, the Company amortized intangible assets other than goodwill on a straight-line basis over their estimated useful lives of five years. For the years ended December 31, 2003 and 2002, respectively, amortization expense consists of the following:

Years ending December 31               2003         2002
                                    ----------   ----------

Software sources code               $1,043,607   $1,043,108
Other purchased intangible assets       33,724       73,309
                                    ----------   ----------

Total                               $1,077,331   $1,116,147
                                    ==========   ==========

The estimated amortization expense for each of the succeeding three years is as follows:

Years ending December 31                            2003
                                                 ----------
      2004                                       $1,061,729
      2005                                          829,461
      2006                                          160,165
                                                 ----------

Total                                            $2,051,355
                                                 ==========

Note 7.  Property and Equipment

Property and equipment consist of the following:

                                                     Years ending December 31,
                                                  -----------------------------
                                                       2003             2002
                                                  ------------     ------------
Equipment                                         $    724,408     $    677,518
Leasehold improvements                                  73,880           73,849
Furniture and fixtures                                  33,287           34,624
                                                  ------------     ------------

Total                                                  831,575          785,991

Accumulated depreciation                              (634,073)        (418,133)
                                                  ------------     ------------

                                                  $    197,502     $    367,858
                                                  ============     ============

Depreciation expense for the year ended December 31, 2003 and 2002 was $211,981 and $201,497, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

                                                      Years ending December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------

Accounts payable                                     $  1,498,766   $  1,493,561
Accrued payroll                                         1,353,457        844,292
Accrued payroll tax and penalties                         503,923        342,600
Accrued liabilities                                     1,637,291        735,573
                                                     ------------   ------------

                                                     $  4,993,437   $  3,416,026
                                                     ============   ============

Note 9.  Other Receivable

Other receivable of $75,085 and $98,505 at December 31, 2003 and 2002 represented the amounts due from Ross Systems, Inc. ("Ross") for Now Solutions customer prepayments on maintenance contracts for the period subsequent to the acquisition. Now Solutions and Ross reached a mutual agreement to offset a $250,000 note payable due to Ross in 2002 against the other receivable of $419,489 due from Ross at the end of 2001. In addition, Now Solutions is withholding payment on its $750,000 (the remaining note payable to Ross until the resolution of the derivative lawsuit filed by the Company on behalf of Now Solutions and the resolution of Ross' motion (filed in March 2003) for summary judgment in lieu of a complaint against Now Solutions to collect the $750,000 could be reached.

Note 10.  Notes Payable and Convertible Debts

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note payable to Coast issued by Now Solutions in principal of $5,500,000 bearing interest at prime (4.25% and 4.75% at December 31, 2003 and 2003) plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due February 2004. The note is secured with all of the assets of
Now Solutions, LLC and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. At
December 31, 2003, Now Solutions was not in compliance with the loan covenants
Also see Note 3, under Now Solutions, for subsequent event. Now Solutions has made all interest payments as of December 31, 2004 but it is $267,501 delinquent in principle payments. As of December 31, 2004, Now Solutions owed $1,190,600 of
which $267,500 is delinquent                                                           $  1,829,183    $  3,578,538

Note payable to Ross issued by Now Solutions in the amount of $1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount
(which will be amortized over the life of the note), payments of $250,000 and
$750,000 to be due in February 2002 and 2003, respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at 10% per annum. In 2002 Now Solutions offset $250,000 payment through its receivable from Ross (See Notes 3 and 9) in terms of the agreement between
Now Solutions and Ross. See also Note 15, litigation, for subsequent event. At
December 31, 2003 and 2002, the unamortized discount was $0 and $11,291,
respectively                                                                                750,000         738,709

Note payable in the amount of $27,558 to a law firm, a related party, bearing interest at 6% per annum, unsecured, principal and interest due at January 2002
The note is delinquent                                                                       23,974          23,974

Note payable in the amount of $28,190 to Mr. Luiz Valdetaro, an officer of the
Company, bearing interest at 10% per annum, unsecured, principal and interest
due on demand                                                                                    --          21,039

Note payable in the amount of $31,859 to a third party lender, bearing interest at
an amount to be negotiated, principal and interest due on demand                             31,859          31,859

Note payable in the amount of $27,000 to a third party, payable upon demand                  27,000          12,000

Note payable to a third party lender in the amount of a $239,004 bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December
2002, commencing with monthly payment of $75,00 beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third party lender, bearing interest at 12% per annum. In March 2003, the note was amended that the Company agreed to pay the interest and expenses responsible by the lender for a third party loan secured on the lender's behalf instead of paying to the lender and the Company agreed to begin making monthly payment of
$7,500, beginning on June 1, 2003. Pursuant to the extension in December 2003, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid
The note is in default subsequent to February 1, 2004                                       167,141         167,141

Note payable in the amount of $50,000 to a third party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum
The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price
of $0.003 per share. The Company is in default subsequent to April 1, 2003                   47,180          47,180

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note payable in the amount of $50,000 to a third party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments shall be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share.  The Company is in default
subsequent to April 1, 2003                                                                  50,000          50,000

Note payable in the amount of $25,000 to a third party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, controlled by W5 Family Trust, of which Richard Wade (CEO of the Company) is trustee, due in December 2002. In
March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this
$25,000 note. Beginning in July 2003, the above interest payments shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The Company
is in default subsequent to April 1, 2003                                                    12,583         12,5583


Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003. Pursuant to the amendment, the payment of principal would be paid in monthly installment in the amount of $5,000, which were to be replaced with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on
October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.  The note is
in default                                                                                  237,626         252,626

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note payable in the amount of $181,584 issued to Robert Farias, bearing interest at 12% per annum, payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5,
2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the
trustee of the W5 Family Trust. This note was issued to replace two notes being previously issued; each had outstanding balance of $100,000 at December 31,
2001. In February 2004, the Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr.
Farias on October 17, 2002. Any default on these notes was waived, and the
Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%)
of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.  The note is
in default                                                                                  133,034         163,034

Note payable in the amount of $65,000 to Victor Weber, bearing interest at 13%
per annum, unsecured, due in March 2003, and requiring that the minimum accrued interest payments will be no less than $2,500. Weber is a Director, President and Treasurer of the Company's newly established subsidiary: Government Internet
Systems, Inc., a Nevada corporation. In March 2003, the due date for payment of principal and interest on the note was extended to July 1, 2003. In July this note and the $45,000 notes (see below) were cancelled and replaced with a
$100,000 note and a $50,000 note (see below)                                                     --          65,000

Note payable in the amount of $45,000 to Victor Weber, bearing interest at 13%
per annum, unsecured, with principal and interest due in March 2003, and also provides that the minimum accrued interest payments will be no less than $2,500
The note is due in January 2003. Weber is a Director, President and Treasurer of
the Company's newly established subsidiary: Government Internet Systems, Inc., a
Nevada corporation. In March 2003, the due date for payment of principal and
interest on the note was extended to July 1, 2003                                                --          45,000

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------

Note payable in the amount of $100,000 to Victor Weber, 13% per annum and is payable in monthly accrued interest payments beginning August 1, 2003, and a final payment of all principal and remaining interest by March 31, 2004. Weber is a Director, President and Treasurer of the Company's newly established subsidiary: Government Internet Systems, Inc., a Nevada corporation. The Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this note and the $40,000 and $50,000 notes issued to Weber and
$25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment
in January 2004. At that time, all other notes and debt owed to Weber were cancelled        100,000              --

Note payable in the amount of $40,000 to Victor Weber, bearing interest 13% per annum and is payable in monthly installment payments beginning on August 1, 2003, consisting of an $8,000 principal payment plus the interest accrued in the previous month. Weber is a Director, President and Treasurer of the Company's newly established subsidiary: Government Internet Systems, Inc., a Nevada corporation
The Company pledged its interest in a $215,000 note issued by Now Solutions to the
Company to secure this note and the $100,000 and $50,000 notes issued to Weber and
$25,000 in expenses paid by Weber on the behalf of the Company that were included in
Trade Accounts Payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the oustanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time,
all other notes and debt owed to Weber were cancelled.                                       40,000

Note payable in the amount of $50,000 to Victor Weber, bearing interest 13% per annum and is payable and due March 31, 2004. Weber is a Director, President and
Treasurer of the Company's newly established subsidiary: Government Internet
Systems, Inc., a Nevada corporation. In September 2003, Weber agreed to loan the
Company $50,000. The Company pledged its interest in a $215,000 note issued by
Now Solutions to the Company to secure this note and the $100,000 and $40,000 notes issued to Weber and $25,000 in expenses paid by Weber on the behalf of the
Company that were included in Trade Accounts Payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber
were cancelled.                                                                              50,000              --

Note payable in the amount of $350,000 issued by EnFacet to a third party lender, bearing interest at 8% per annum, unsecured, and due on February 28,
2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on
February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert
Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and
$90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions'
assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in
connection with the $500,000 note.  This note is in default.                                350,000         350,000

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company's subsidiary,
EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003.  The note is currently delinquent                                 25,000              --

Note payable in the amount of $17,500, bearing no interest to a party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note  This note is currently in default                 17,500              --

Note payable in the amount of $17,500, bearing no interest to a party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is currently in default                 17,500              --

Note payable issued in May 2003 in the amount of $7,500 bearing interest at 12% per annum, due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. Mr. Rossetti is the CEO and a Director of Government Internet Systems,
Inc., a subsidiary of the Company. This note was cancelled in October 2004 pursuant
to an agreement.  Please see Subsequent Event, Note 17                                        7,500              --

Note payable in the amount of $10,000 issued by EnFacet to a third party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  Enfacet is in default subsequent to December 31, 2002                         10,000          10,000

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated
June 1, 2001, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet was in default at December 31, 200. In
March 2003, both parties entered into an amendment. Pursuant to the amendment, the due date was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet shall make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows:
once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note
Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions'
assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in
connection with the $500,000 note. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a
100% owned subsidiary of the Company.  The note is in default                                84,000          84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is delinquent                              7,365              --

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note
is in default                                                                                23,030              --

Note payable in the amount of $90,000 dated June 26, 2003 to a third party bearing an interest of 10% annum, with principal and interest due on March 28,
2004. This note is delinquent. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the
$500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any
remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the
Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen
Acquisitions, and Robert Farias in connection with the $500,000 note.  This note
is in default                                                                                90,000              --

Note payable in the amount of $60,000 issued by Government Internet Systems,
Inc. to a third party dated November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems,
Inc. to the third party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the
United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the Company that were owned by
Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the
Company, is the trustee of the W5 Family Trust. The Company currently owns 85%
of Government Internet Systems, Inc., and will issue a 2% ownership interest from
its share of stock in GIS.  This note is delinquent                                          60,006              --

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Note Payable in the amount of $40,000 issued by Government Internet Systems,
Inc. to a third party dated November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet
Systems, Inc. to the third party in connection with this note. In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by
GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of
$4,000). The Note is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a
corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from share of stock in GIS. $5,000 of this note was not funded until
January 2004. This note is delinquent                                                        35,000              --
                                                                                       ------------    ------------

                                                             Total notes payable          4,226,482       5,652,683
                                                             Current maturities          (4,226,482)     (2,650,971)
                                                                                       ------------    ------------

                                              Long-Term portion of notes payable       $         --    $  3,001,712
                                                                                       ------------    ------------

Convertible Debentures

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------

Convertible debentures dated September 11, 2001, bearing interest at 6% per annum, convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to the conversion. The debentures are convertible at the option of the holder at any time after the purchase
Principal and interest are due at maturity on September 1, 2006. In January
2003, the remaining $50,000 of principal was converted into 12,853,470 shares
of the Company's common stock                                                      $         --   $     50,000

Convertible debentures dated October 5, 2001, bearing interest at 6 % per annum, convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the three lowest closing bid prices 20 days prior to conversion. The debentures are convertible at the option of the holder at any time after the purchase. Principal and interest are due at maturity on October 5, 2006. In January 2003, the remaining $55,000 of
principal was converted into 14,138,817 shares of the Company's common stock                 --         55,000

Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company's common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price 5 days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on
March 28, 2004. In April 2003, $40,000 principal were converted into 10,245,900 shares of the Company's common stock. In December 2003, $20,000 of principal of
$100,000 in debentures and $1,726 in interest was redeemed for a total of
$25,726, which includes a 20% premium or $4,000 on the principal. In February
2004, $10,000 of principal of $100,000 in debentures and $925 in interest was redeemed for a total of $10,925. In July 2004, $20,000 of remaining principal and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. As of December 31, 2004, the remaining $10,000 debenture principal
is still outstanding                                                                     40,000        100,000

Convertible debentures dated April 14, 2003, bearing no interest, convertible into shares of common stock at 100% of the lowest closing bid price 3 days prior to conversion. The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. Principal and interest are due at maturity on April 2006. As of
December 31, 2004 no debentures have been converted                                     190,000             --

Convertible debentures dated April 14, 2003, bearing interest at 5% per annum, convertible into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. Principal and interest are due at maturity on April 2006. As of December 31, 2004, no
debentures have been converted                                                          200,000             --

In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after the Company receives notice of conversion
As of December 31, 2004, no conversions have taken place                                 30,000             --
                                                                                   ------------   ------------

                                                    Total convertible debentures        460,000        205,000
                                                              Current maturities         40,000             --
                                                                                   ------------   ------------
                                     Long-term portion of convertible debentures   $    420,000   $    205,000
                                                                                   ------------   ------------

Note 11.  Income Taxes

From inception to September 30, 2001, Now Solutions was treated as a limited liability company and was not subject to federal or state income taxes. The tax attributes for federal and state income tax purposes are passed through to the members of Now Solutions. Consequently, Now Solutions is subject to a minimum franchise tax and fees, which are not material. As of October 1, 2001, Now Solutions made an election to be treated as a corporation for tax purposes. Accordingly, for the year ended December 31, 2002, Now Solutions for income taxes in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as if it files as a corporation for tax purposes. SFAS No. 109 requires a company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS No. 109, the effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date. After additional research in 2003, Now Solutions reversed its election to be treated as a corporation for tax purposes and filed its 2001, 2002 and 2003 tax returns as a pass-through entity. As a result of this election reversal, Now Solutions will not be subject to federal income taxes and its taxable income (loss) will be included in the federal income tax returns of its members. Accordingly, the deferred tax assets and income taxes payable established at December 31, 2002 were reversed in 2003. The following table presents the income (loss) before income taxes as of December 31, 2003 and 2002.

                                                     Years ending December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------


Loss before income taxes in Vertical               $ (4,554,281)   $ (3,890,926)
Loss before income taxes in Now Solutions            (2,289,409)        909,999
                                                   ------------    ------------

                                                   $ (6,843,690)   $ (2,980,927)
                                                   ============    ============

The following table presents the income tax provision for the years ended December 31, 2003 and 2002.

                                                     Years ending December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

Current

Federal:
   Vertical Computer                              $         --     $         --
   Now Solutions                                            --          393,000
State:
   Vertical Computer                                        --               --
   Now Solutions                                        18,000           87,000
                                                  ------------     ------------

                                                        18,000          480,000
                                                  ------------     ------------
Deferred expense (benefit)
   Vertical Computer                                        --               --

   Now Solutions                                       (44,000)        (436,000)
                                                  ------------     ------------

                                                       (44,000)        (436,000)
                                                  ------------     ------------

Total income tax provision                        $    (26,000)    $     44,000
                                                  ============     ============

The following table presents the rate reconciliation between the statutory rate and the effective rate.

                                                         December 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------

Expected statutory rate                                 (34.0)%          (34.0)%
Change in valuation allowance                            21.4              1.8
Income tax from a subsidiary which
  filed a separate return                                 0.3             16.1
Change in valuation allowance in a subsidiary
  which filed a separate return                          13.3             17.0
Other                                                    (1.4)             0.6
                                                 ------------     ------------

                                                         (0.4)%             1.5%
                                                 ============     ============

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:


                                                         December 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------

Net operating loss carryforward                  $  5,281,000     $  3,599,000
Accrued vacation and allowance for
  doubtful accounts                                     7,000               --
Deferred revenue                                      729,000          596,000
Deferred salary                                       515,000          336,000
Other                                                 321,000          381,000
                                                 ------------     ------------

                                                    6,853,000        4,912,000

Valuation allowance                                (6,853,000)      (4,476,000)
                                                 ------------     ------------

Net deferred tax assets                          $         --     $    436,000
                                                 ------------     ------------

At December 31, 2003, the Company (Vertical only) had available net operating loss carryforwards of approximately $13.2 million for federal tax purposes and $7.2 million for state tax purposes, which expire in varying amounts through 2023 and 2008, respectively. At December 31, 2002, the Company (Vertical only) had available net operating loss carryforwards of approximately $9 million for federal tax purposes and $4.6 million for state tax purposes, which expire in varying amounts through 2022 and 2007, respectively. However, the utilization of net operating loss carryforwards may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Without considering Now Solutions' operation, the Company's operations generate permanent and temporary differences arising from non deductible expense, depreciation, amortization, accrued liabilities and reserves for certain assets. The Company has deferred tax assets of approximately $6.9 million and $4.5 million at December 31, 2003 and 2002, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2003 and 2002. As such, management has recorded a valuation allowance for deferred tax assets at December 31, 2003 and 2002.

Note 12.  Stockholders' Equity

2003

Common Stock

During January 2003, a total of 26,992,287 shares of the Company's common stock were issued upon conversion of convertible loans of $50,000 and $55,000, respectively. Those loans were a part of $265,000 debentures with 6% interest per annum and issued in 2001. At December 31, 2003, all of outstanding balances had been converted into the Company's common stock.

During February 2003, a total of 3,000,000 shares of the Company's common stock were issued to replace 7,500 shares of Preferred "C" Stock that were issued to the Company's subsidiary, but held by the Company and these shares of the Company's common stock were immediately issued to consultants for services rendered and valued at $14,693 or approximately $0.0049 per share (fair value at issuance).

During April 2003, the Company issued 1,100,000 shares of common stock to a third party consultant for consulting services rendered and valued at $4,468 or approximately $0.0041 per share (fair value at issuance).

During April 2003, the Company issued 1,000,000 shares of common stock of the Company to a third party in lieu of issuing 2,500 shares of Preferred "C" Stock in connection with a put and call agreement between the Company and a third party and valued at $5,025 or approximately $.005 per share (fair value at issuance).

In April 2003, the Company issued, but did not deliver, 3,000,000 shares of common stock of the Company to a third party lender in anticipation of finalizing the terms of the loan made by the lender, valued at $15,075 or approximately $.005 per share (fair value at issuance).

During April 2003, a total of 10,245,900 shares of the Company's common stock were issued upon conversion of $40,000 outstanding balance of a convertible debenture issued in 2002 with 5% interest per annum. As of December 31, 2003, the original principal of $100,000 still had $40,000 outstanding.

During June 2003, the Company issued 15,000,000 shares of its common stock for investor relation services rendered by Equilink, LLC, valued at $60,922 or approximately $0.0041 per share, which is equal to the fair market value of the shares on the dates of issuance.

During July 2003, the Company issued 2,049,180 shares of common stock to a third party in lieu of cash payment of $10,000 as placement fee in connection with the Equity Line of Credit with Cornell Capital. These shares of the Company's common stock were value at approximately $0.0049 per share, which is equal to the fair market value of the shares on the dates of issuance.

During July 2003, the Company issued 8,000,000 shares of its common stock valued at $40,000 or a fair market value of $0.005 per share (which is equal to the fair market value of the shares on the dates of issuance) to Victor Weber, a director and executive of Government Internet Systems, Inc, an 85% owned subsidiary of the Company for loans provided and services rendered to the Company.

During October and November 2003, the Company issued a total of 2,000,000 shares common stock to a third party lender, at a fair market value of $9,000 or a fair market value of $0.0045 per share, in connection with loans in the aggregate amount of $100,000 to the Company's 85% owned subsidiary, Government Internet Systems, Inc.

Preferred Stock

During 2003, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2003, the Company accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.

The Company recorded approximately $45,000 of beneficial conversion feature as deemed interest as a result of issuing convertible debentures of $420,000 in 2003.

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

During July 2002, the Company issued 5,000,000 shares of its common stock for investor relation services rendered by Equilink, LLC valued at $23,500, which is equal to the fair market value of the shares on the dates of issuance.

During December 2002, the Company issued 2,000,000 shares of its common stock valued at $11,980 (which is equal to the fair market value of the shares on the dates of issuance.) to Victor Weber, a directors and executive of Government Internet Systems, Inc, an 85% owned subsidiary of the Company.

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

Note 13.  Stock Options and Warrants

2003

There were no incentive stock options granted in 2003.

There were no non-statutory stock options granted in 2003.

During 2003, the Company extended the life of 750,000 options and 750,000 warrants, which were issued to a third party at an exercise price of $0.025 per share in connection with consulting services, for a further year. The warrants and options will expire in November 2005. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986) and non-statutory Options. Under the stock option plan, the Company could issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vested on the date of grant, and usually expire three years from the date of grant.

During 2003, the Company granted five-year warrants to purchase 1,000,000 shares of the Company's common stock with an exercise price of $0.010 per share to executives and officers at the Company's 85% owned subsidiary, Government Internet Systems, Inc. These warrants are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest immediately. The Company recorded stock compensation expense of $5,643 based on the Black-Scholes option-pricing model.

During 2003, the Company granted five-year warrants to purchase 750,000 shares of the Company's common stock with an exercise price of $0.075 per share to third party lenders in connection with securing funds of an aggregated amount of $30,000 through issuing notes payable to these lenders. These warrants vested upon issuance. The Company recorded $4,239 based on the Black-Scholes option-pricing model.

During 2003, the Company granted five-year warrants to purchase 5,000,000 shares of the Company's common stock with an exercise price of $0.010 per share to a third party in connection with legal services rendered. These warrants vested upon issuance. The Company recorded $22,704 based on the Black-Scholes option-pricing model.

During 2003 incentive stock options to purchase 2,500,000 shares of common stock of the Company at share prices ranging from $0.025 to $0.48 per share expired.

During 2003 non-statutory stock options stock options to purchase 13,300,000 shares of common stock of the Company at share prices ranging from $0.001 to $1.25 per share expired.

During 2003 warrants to purchase 3,778,788 shares of common stock of the Company at a share price of $0.11 per share expired.

2002

During 2002, the Company granted non-statutory stock warrants to purchase 8,688,312 shares of common stock to individuals for services provided. These options are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2002 and 2003, as applicable. The Company recorded $42,419 as non-cash and non-employee stock compensation based on Black-Scholes option pricing model.

During 2002, the Company granted non-statutory stock warrants to purchase an aggregate of 6,250,000 shares of common stock to the people who provided services to and would be the directors and officers of Government Internet Systems, Inc, the Company's 89% owned subsidiary. These options are non-assignable and non-transferable, are exercisable over a three to five year period from the date of grant, and vest in various increments through 2002 and 2003, as applicable. The Company recorded stock compensation expense of $23,467 based on the Black-Scholes option-pricing model.

During 2002, the Company granted, but did not deliver three-year warrants to purchase 1,500,000 shares each to Basil Nikas and Robin Mattern and 500,000 shares to Wayne Savage in January 2002. The warrants were granted in connection with an option agreement whereby the Company could acquire a 56% ownership interest in iNet. Mr. Nikas, Mr. Mattern, and Mr. Savage are executives of iNet. The fair market value of these warrants at the date of grant was $35,712. In the event that the Company does not acquire a majority interest in iNet, these warrants will be automatically be cancelled. Under the terms of the option, iNet is required to deliver certain financial and non-financial information. This information was never delivered and the Company is holding the warrants issued in January 2002 until a resolution is reached.

During 2002, the Company granted three-year warrants to purchase 3,700,000 shares of common stock at an exercise price ranging from $0.003 to $0.015 per share to third party lenders in connection with securing funds of an aggregated amount of $112,500 through issuing notes payable to these lenders. These warrants vested immediately. The Company recorded $13,640 based on Black-Scholes option pricing model.

During 2002, the Company granted three-year non-statutory warrants to purchase 4,000,000 shares of its common stock to three employees at an average exercise price of $0.010 per share. These options are non-assignable and non-transferable. The Company recorded stock compensation expense of $16,098 based on Black-Scholes option pricing model.

In December 2002, the Company granted three-year stock options to purchase to 6,600,000 shares of common stock at an exercise price of $0.010 per share to six employees. The warrants vest in equal amounts per month over a one-year period. These warrants are non-assignable and non-transferable. The Company did not record any employee stock compensation by adopting APB No. 26 whereas the fair value of these options on the grant date was $25,664 based on Black-Scholes option pricing model.

Option and warrant activities in 2002 and 2003 were summarized is as follows:

                                                                                                 Weighted
                                              Incentive    Non-Statutory                         Average
                                                Stock          Stock                             Exercise
                                               Options        Options         Warrants            Price
                                            ------------    ------------    ------------       ------------
Outstanding at 12/31/01                       16,790,000      29,800,000     129,066,186       $      0.113
                                            ============    ============    ============       ============

Options/Warrants granted with an exercise
   price of $0.003 to $0.11 per share                 --              --      32,738,312              0.006
Options/Warrants exercised                            --              --              --                 --
Options/Warrants expired                      (3,200,000)    (15,000,000)             --              0.025
                                            ------------    ------------    ------------       ------------

Outstanding at 12/31/02                       13,590,000      14,800,000     161,804,498       $      0.103
                                            ============    ============    ============       ============

Options/Warrants granted with an exercise
   price of $0.0075 to $0.01 per share                --       6,750,000                              0.010
Options/Warrants exercised                            --              --              --                 --
Options/Warrants expired                      (2,500,000)    (13,300,000)     (3,778,788)             0.098
                                            ------------    ------------    ------------       ------------

Outstanding at 12/31/03                       11,090,000       1,500,000     164,775,710(1)    $      0.100
                                            ============    ============    ============       ============

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

Information relating to stock options/warrants at December 31, 2003, summarized by exercise price, is as follows:

                                                Outstanding                         Exercisable
                                             Weighted Average                     Weighted Average
                                ------------------------------------------   ---------------------------
Exercise Price Per Share           Shares          Life         Exercise        Shares        Exercise
                                                 (Months)         Price                         Price
-----------------------------   ------------   ------------   ------------   ------------   ------------

Incentive Stock Options:
   $0.01 - $0.09                 11,090,000           9.11   $      0.025     11,090,000   $      0.025

Non-statutory Stock Options:
   $0.04 - $0.09                  1,500,000           3.25   $      0.063      1,500,000   $      0.063

Warrants (1):
   $0.003 - $0.100              156,872,424          25.71   $      0.094    125,005,757   $      0.097
   $0.101 - $0.350                7,903,286          14.20          0.324      7,903,286          0.324
                               ------------   ------------   ------------   ------------   ------------

                                164,775,710          25.16   $      0.105    132,909,403   $      0.110

Grand total                     177,365,710          23,97          0.100    145,499,043          0.103
                               ============   ============   ============   ============   ============

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

The range of assumptions used in the Black Scholes option pricing model in 2003 and 2002 were as follows:

                                               December 31,
                                  -----------------------------------
                                        2003               2002
                                  ----------------   ----------------

Discount rate - bond yield rate     2.61 - 3.01%          4.00%
Volatility                           160 - 186%         83 - 187%
Expected life                         5 years        1.5 to 2.0 years
Expected dividend yield                  --                 --

Note 14.  Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2003 and 2002 are as follows:

                                                         December 31,
                                                 -----------------------------
                                                     2003              2002
                                                 ------------     ------------

Cash paid for interest                           $    218,556     $    402,353
                                                 ------------     ------------

Non-cash activities for the years ended December 31, 2003 and 2002 were as follows:

                                                                                   December 31,
                                                                           ---------------------------
                                                                               2003           2002
                                                                           ------------   ------------
Series A cumulative stock dividends                                        $    400,000   $    400,000

Series C cumulative stock dividends                                             200,000        200,000

Replacement of 51,303,932 shares of common stock to officers for call of
   collateralization on delinquent note payable                                                450,000

Conversion of debentures to 37,889,580 shares of common stock                                  161,616

Conversion of debentures to 37,238,187 shares of common stock                   145,000

Issuance of warrants to officers and directors of GIS                            12,039         23,467

Issuance of warrants for consulting services                                                    42,419

Issuance of warrants for legal services                                          22,704

Issuance of warrants for iNet option agreement                                                  35,712

Issuance of warrants with notes payable                                           4,239         13,640

Issuance of warrants for employee retention                                                     16,098

Issuance of 6,000,000 shares in 2003 and 2,000,000 shares in 2002 of
   common stock for fees on notes payable                                        26,100         12,000

Issuance of 12,500,000 and 7,142,857 shares of the Company's common
   stock for the equity line of credit with Cornell Capital                                    200,000

Issuance of 29,149,180 shares in 2003 and 8,000,000 shares in 2002 of
   the Company's common stock for professional services                         130,090         46,100

Beneficial Conversion on convertible debentures issued                           45,000         25,000

Note 15. Commitments and Contingencies

Commitments

The Company leases various office space that the leases expire starting February 2004 through September 2009. The Company had Future minimum rental payments are as follows:

Years ending December 31,                         Amount
-------------------------                     ------------

         2004                                 $    203,773
         2005                                      134,576
         2006                                      141,443
         2007                                       60,928
         2008                                       53,556
         Thereafter                                 40,167
                                              ------------

         Total                                $    634,443
                                              ============

Rental expense for the years ended December 31, 2003 and 2002 was approximately $252,730 and $305,932, respectively.

Commitments Related to Now Solutions

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

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every 6 months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2003 and 2002, respectively.

Employment Contracts

In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of five-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and five-year warrants to purchase 600,000 shares of the Company's common stock. The warrants vest over a 36 month period in equal amounts on a monthly basis from the date of issuance. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and his all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade has deferred his compensation (which was fully accrued) since January 1, 2002.

In January 2000, the Company executed an employment agreement with Luiz Valdetaro pursuant to which Mr. Valdetaro serves as Chief Technology Officer of the Company. Pursuant to the terms of the agreement, Mr. Valdetaro receives an annual base salary of $150,000. Mr. Valdetaro is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Valdetaro's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. This agreement expired on December 31, 2002. Mr. Valdetaro has deferred $135,000 of his salary in 2002, and all of his salary in 2003.

In July 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series C preferred stock of the pool of 30,000 shares of Series C preferred stock, which were reserved in connection with the purchase of Company's subsidiary, EnFacet, Inc. These shares of Series C preferred stock may be converted into 3,000,000 shares of Company's common stock. Mr. McAuley's services terminated in January 2004 and the 7,500 shares of Series "C" preferred stock have been cancelled.

In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, LLC. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company agreed to grant 5 year incentive stock options to purchase 2,500,000 shares of common stock of the Company within 45 business days at an exercise price on the date of issuance. The stock options were issued in April 2004 at a strike price of $0.014 per share. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl.

Litigation

The Company is are, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, may have a significant effect on the financial position, operations or cash flows of the Company.

In addition, the Company is involved in the following additional ongoing matters:

In December 2003, the Company settled its dispute with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. In February 2004, the parties completed the closing of the settlement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the closing of its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. This transaction resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Pursuant to the settlement agreement, the Company is also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date.

At December 31, 2003, the Company had non-restricted cash-on-hand of $962,454. Now Solutions' non-restricted cash-on-hand of $954,720 was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003. The settlement closed in February 2004, and the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions became available to fund the Company's operations.

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions is withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerned offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, was dismissed in February 2004. The court has dismissed the entire action against Ross and Tinley. The Company has appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal was submitted to the court for decision. In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. However, on appeal such claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

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

In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201.22. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000.00; (ii) breach of the covenant to deliver all Assets to Now Solutions at Closing, whereby Now Solutions seeks damages in an amount not less than $300,000.00; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129.47; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW in violation of the covenant. Now Solutions intends to vigorously oppose any such motion.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of moneys to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company:
(i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.


Note 16.  Subsequent Events (Unaudited)

In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants for services (at a fair-market value of $4,500).

In January 2004, the Company purchased the 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 shares of common stock of the Company (at a fair market value of $3,000). This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to "piggy-back" registration rights and subject to a "lock-up" provision.

In January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "lock-up" provision to Wolman, Babbit, and King in connection with legal services provided to the Company.

In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "lock-up" provision.

In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. The note is currently in default.

In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.03 per share, (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen Acquisitions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is currently in default. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, Now Solutions was informed by WAMCO 32 that these payments were not in compliance with the loan agreement with WAMCO 32 and WAMCO 32 would be issuing a demand letter to Farias for the $183,000.

In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note.

Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

In February 2004, the Company and a third party amended a note payable in the amount of $90,000 dated June 26, 2003, bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In connection with the amendment, the parties also amended the $350,000 note due February 28, 2003. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note.

In February 2004, the Company, on behalf of its subsidiary EnFacet, and a third party amended a note payable in the amount of $350,000 issued by EnFacet bearing interest at 8% per annum and originally due on February 28, 2003. In connection with the amendment, the parties also amended the $90,000 note issued in June 2003. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note.

In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which shall be subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

In February 2004, the Company completed the closing of its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 shares of its the common stock of the Company (at a fair market value of $280,000), which is subject to "lock-up" provisions . This transaction resulted in the Company recognizing $1,680,000 of goodwill which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue an additional 5,000,000 unregistered shares of common stock of the Company to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Please see Item 3, Legal Proceedings for more details.

During March 2004, 2004, the Company granted five-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a "lock-up" provision. The stock options were issued in connection with employment agreements executed in January 2004. In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company.

During March 2004, two employees shall receive a total of 3% ownership interest of "phantom" stock in Now Solutions in connection with employment agreements executed in January 2004. In September 2004, one of the employees resigned. Consequently, the Now Solutions cancelled 1.5% ownership interest of "phantom" stock.

In April 2004, The United States Patent and Trademark Office granted a patent (No. 6718103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable".

In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued five-year warrants to purchase 250,000 shares of VCSY stock at an exercise price of $0.025 per share.

In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 unregistered shares of common stock of the Company, and vests as follows: 90,000 shares after 30 days from the execution of this agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement. In September 2004, all of the shares vested and were issued.

In June 2004, the note payable to Coast Business Credit (issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006, secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants) was amended between the Company and the successor lender, AMCO 31, Ltd. As of

June 28, 2004, the outstanding principal balance due on the $5.5 million note is $1,304,766. In August 2003, WAMCO 32, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. As of January 7, 2005, the outstanding principal balance due on the $5.5 million note is $1,190,600 and Now Solutions is delinquent on the principal of the note by $267,500. Now Solutions has made all interest payments as of December 31, 2004.

In connection with the amendment, Now Solutions is required to pay WAMCO 32 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a factional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a "lock-up" provision.

The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes are due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in December 2002 through September 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber cancelled all other underlying notes and the $25,000 in accounts payable in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and the $25,000 in accounts payable owed to Weber were cancelled.

In June 2004, a third party consultant exercised the warrant to purchase 1,170,424 shares of common stock of the Company at an exercise price of $0.037 per share. The parties also entered into an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 owed by the Company to the consultant.

In July 2004, $20,000 of remaining principal from a convertible debenture and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. This conversion was in connection with a $100,000 debenture issued in March 2002. As of January 7, 2005, $10,000 of remaining principal of the debenture is outstanding.

In August 2004, TranStar made a payment of $8,000 in full satisfaction of one of the $24,000 loan issued on April 19, 2001 and the Company cancelled the note and returned 500,000 TranStar's shares held as collateral.

In August 2004, the Company licensed the use the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway (EKG) software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Mr. Kensicki is a Director of GIS and is also the President of Basix1, Inc.

In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In the event the Company does not make full payment by December 31, 2004, the Company shall issue to Weber an additional 2,000,000 unregistered shares of common stock of the Company and the note will automatically be amended as follows: (a) the maturity date of the Note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, if the note is amended as set forth above Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of December 31, 2004, the Company is delinquent for the December 2004 interest payment. Mr. Weber is the President and a Director of Government Internet Systems, Inc.

In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of January 7, 2005, 2,232,288 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and a Director of Now Solutions.

In October 2004, GIS and Grant Consultants of America ("GCA") entered into a consulting agreement to provide services concerning government grants.

In November 2004, the United States Patent and Trademark Office granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites In an Arbitrary Object Framework". This patent is the foundation of the Company's SiteFlash and related technology, which are currently deployed in ResponseFlash, NewsFlash, and UniversityFlash.

During the year ended December 31, 2004, incentive stock options to purchase 10,340,000 shares of common stock of the Company at a price of $0.010 to $0.086 per share expired.

During the year ended December 31, 2004, non-incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.041 to $0.086 per share expired.

During the year ended December 31, 2004, warrants to purchase 18,569,696 shares of common stock of the Company at a price of $0.012 to $0.35 per share expired.

During the period of January 1 to January 7, 2005, warrants to purchase 45,455 shares of common stock of the Company at a price of $0.11 per share expired.

Note 17.  Concentration of Risk

During fiscal 2003, 99% of the Company's net sales were made up of Now Solutions' client base. During fiscal 2002, 98% of the Company's net sales were made up of Now Solutions' client base. Now Solutions had two clients who accounted for approximately 8.7% of its total revenues.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal controls and procedures are effective for gathering, analyzing and disclosing the information the Company required to disclose in the reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in the Company's internal controls over financial reporting that have materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting as of the end of the reporting period.

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

         In June 2003 after Now Solutions and the mutually agreed separation between Stephen Gunn, Now Solutions' former CFO and Now Solutions, CHC was retained on a monthly basis to perform the monthly financial functions and implement CHC's recommendations including the establishment of a standard chart of accounts between Now Solutions and the Company until March 2004. The Company retained independent consultants to prepare its financial statements.

         In March 2004, the Company retained Sheri Pantermuehl to serve as the CFO of the Company and Now Solutions. Ms. Pantermuehl is now responsible for preparing the financial statements of Now Solutions and the Company.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's present directors and executive officers are as follows:

            NAME                           AGE        POSITION
            ----                           ---        --------
            Richard S. Wade                61         President, Chief Executive Officer and Director
            William K. Mills               46         Secretary and Director
            Sheri Pantermuehl              48         Chief Financial Officer of the Company and Now Solutions, Inc.

         RICHARD S. WADE, AGE 61, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

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

         WILLIAM K. MILLS, AGE 46, SECRETARY, DIRECTOR

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

         SHERI PANTERMUEHL, AGE 48, CHIEF FINANCIAL OFFICER OF THE COMPANY AND ITS SUBSIDIARY NOW SOLUTIONS, INC.

         Ms. Pantermuehl joined the Company in March 2004. Prior to joining the Company, Ms. Sheri Pantermuehl was a financial consultant performing back office functions and acting as the Chief Financial Officer for small to medium size firms, including Now Solutions, Inc. Ms. Pantermuehl was a Director of Finance, Blockbuster, Inc. from 2000 to June 2003. Prior to that Ms. Pantermuehl was a Senior Manager of Business Consulting at Arthur Andersen, LLP from 1998 to 2000. Ms. Pantermuehl has also served as Chief Financial Officer/Treasurer for Carrington Laboratories, Inc. from 1994 to 1997, Chief Financial Officer at Toppan Printronics (USA) from 1990 to 1994, and in the capacities of Project Manager of Corporate Development and Audit Supervisor for Texas Instruments Inc. from 1980 to 1990. Ms. Pantermuehl began her career as a Staff Auditor at Touche Ross & Company from 1978 to 1980. Ms. Pantermuehl completed a Bachelors degree in Business Administration with an emphasis in Accounting and Finance, graduating Magna Cum Laude in 1978 from Texas A&M University and became a Certified Public Accountant in the State of Texas in 1981.

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

         To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2002 and 2003 with the following exception: Richard Wade did not timely file Changes in Beneficial Ownership on Form 4 or his Form 5 for 2002 and Sheri Pantermuehl did not timely file Form 3 or Form 4. With respect to any former directors, officers, and ten percent (10%) stockholders of the Company, the Company does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is filed as Exhibit 14.1 to this 10-KSB Report.

SIGNIFICANT EMPLOYEES

         LUIZ VALDETARO, AGE 46, CHIEF TECHNOLOGY OFFICER

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

         STEPHEN O. ROSSETTI, AGE 53, CHAIRMAN AND CEO, GOVERNMENT INTERNET SYSTEMS, INC.; DIRECTOR OF NOW SOLUTIONS, INC.

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

SIGNIFICANT EMPLOYEES OF NOW SOLUTIONS, INC.

         MARIANNE M. FRANKLIN, AGE 45, PRESIDENT AND CEO

         Marianne M. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings extensive experience in the payroll and human resources industry, which included over 8 years working with this product, under Ross Systems, most recently as Vice-President of North American sales. As Vice-President, he built a respected sales division for North America and increased sales revenue by 200% over a three-year period. Prior to this function, she was Director of Ross' Canadian Operations where she grew customer base by 400% over a four-year period. Her background also includes 2 years with ADP and 13 years in the banking industry, working with their payroll products.

         KENT ORGAIN, AGE 54, VICE-PRESIDENT, DEVELOPMENT

         Mr. Orgain joined Ross Systems in 1993. From 1989 to 1993, he was Application Maintenance Manager for Tesseract Corporation, a human resources management software vendor. From 1985 to 1989, Mr. Orgain was a member of the technical management staff at Argonaut Information Systems, the original developer of the human resources and payroll product acquired by Ross Systems. At Ross Systems, he was director of product development for the human resources and payroll product. As Vice President, Mr. Orgain manages the overall development and direction of the product and its technology, from strategic definition and technology selection to end-of-life planning. His responsibilities include competitive and market research, customer needs assessment, and translation of customer/market needs into new features and functionality. Mr. Orgain holds a M.A. in Communications from the University of North Carolina at Chapel Hill, and has completed doctoral work at the University of Minnesota.

         DOROTHY SPOTTS, AGE 43, VICE-PRESIDENT, SERVICES AND SUPPORT

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

         CARMELINA UGGENTI, AGE 46, VICE PRESIDENT, CUSTOMER DEVELOPMENT

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2003, 2002 and 2001 to the Company's five highest paid executive officers and employees, who were employed by the Company during 2003. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                      ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                          -------------------------------------------    --------------------------------------
                                                                                   AWARDS             PAYOUTS
                                                                        -------------------------     --------
                                                            OTHER       RESTRICTED
NAME AND                                                    ANNUAL        STOCK         OPTIONS/       LTIP       ALL OTHER
PRINCIPAL POSITION        YEAR      SALARY     BONUS     COMPENSATION    AWARD(S)         SARS        PAYOUTS   COMPENSATION
------------------        ----      ------     -----     ------------    --------         ----        -------   ------------
                                     ($)        ($)          ($)           ($)            (#)           ($)          ($)

Richard Wade,(1)          2003   $  300,000(1)   --           --           --          20,600,000(1)      --          --
President and Chief       2002   $  300,000      --                        --                  --         --          --
Executive Officer         2001   $  162,500      --           --           --             250,000(1)      --          --

Luiz Valdetaro, (2)       2003   $  150,000      --                        --                  --         --          --
Chief Technology          2002   $  150,000                                             1,000,000
Officer                   2001   $  150,000      --           --           --                  --         --          --

Aubrey McAuley (3         2003   $  120,000      --           --           --                  --         --          --
Executive V.P., Product   2002      120,000      --           --           --                  --         --          --
Development & Sales       2001           --      --           --           --                  --         --          --
Support

Laurent Tetard (4)        2003   $  105,000      --           --           --           1,500,000         --          --
Director of Operations    2002   $  105,000      --           --           --             500,000         --          --
                          2001   $   85,000      --           --           --           1,000,000         --          --

James Salz (5)            2003   $  100,000      --                        --                  --         --          --
Corporate Counsel         2002   $  100,000      --           --           --           5,000,000         --          --
                          2001   $   17,500      --           --           --             200,000         --          --

         No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2001, 2002 or 2003.


(1) Mr. Wade deferred $300,000 and $300,000 of his salary in 2003 and 2002, respectively. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, is entitled to purchase up to 20,600,000 shares of common stock for 3 years at a strike price of $0.10, vesting in equal monthly amounts over a 36 month period. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of Common Stock that expired on February 5, 2004.

(2) Mr. Valdetaro deferred $150,000 and $137,500 of his salary in 2003 and 2002, respectively. In 2002, Mr. Valdetaro was granted 3 year warrants to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.005 per share in connection with a loan he made to the Company.

(3) Mr. McAuley's salary was raised in July 2002 to $120,000 pursuant to an employment agreement. Mr. McAuley's services terminated in January 2004.

(4) Mr. Tetard is owed payment of $32,813 and $65,625 of his salary in 2003 and 2002, respectively. Mr. Tetard's service as an employee of the Company terminated in September 2003. Mr. Tetard continues to provide services to the Company and Now Solutions, Inc. as a consultant. In January 2004, in exchange for services to the Company, Mr. Tetard was issued 1,000,000 unregistered shares of common stock of the Company, subject to "piggy back" registration rights. In December 2003, options to purchase 1,000,000 shares of common stock of the Company, which were issued in December 1999 expired. As of January 7, 2005, options to purchase 500,000 shares of common stock of the Company, which were issued in 2001, expired.

(5) Mr. Salz is owed payment of $55,000 and $58,333 of his salary in 2003 and 2002, respectively. In January 2004, Mr. Salz received 1,000,000 unregistered shares of common stock subject to "piggy-back" registration rights in connection for a $10,000 loan made to the Company in June 2003. As of January 7, 2005, options to purchase 200,000 shares of common stock of the Company, which were issued in 2001, expired.

No options were granted to the named officers or any employees in 2003.

The below table shows information aggregate options held by the named officers at the end of 2003.

                                YEAR-END OPTION VALUES (2002-2003)
----------------------------------------------------------------------------------------------
                           NO. OF SECURITIES UNDERLYING
                               OPTIONS/SARS GRANTED         VALUE OF UNEXERCISED IN-THE-MONEY
                            AS OF FISCAL YEAR END 2003     OPTIONS AT FISCAL YEAR END 2003 (1)
                            --------------------------     -----------------------------------
NAME                       EXERCISABLE    UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
----                       -----------    -------------      -----------        -------------
Richard Wade(2)            13,983,333        6,866,667           --                   --

Luiz Valdetaro              1,000,000               --

Laurent Tetard(3)           2,000,000               --           --                   --

Jim Salz (4)                5,200,000               --           --                   --


(1)      Based on Share Price of $0.0030 on December 31, 2003.


(2) Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, is entitled to purchase up to 20,600,000 shares of common stock for 3 years at a strike price of $0.10 vesting in equal amounts each over a 36 months period. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of common stock of the Company at a strike price of $0.086 that expired on February 5, 2004.

(3) In December 2003, options to purchase 1,000,000 shares of common stock of the Company, which were issued to Mr. Tetard in December 1999 and extended in December 2001, expired. In January 2004, Mr. Tetard was issued 1,000,000 unregistered shares of common stock of the Company subject to "piggy-back" registration rights in connection with consulting services. As of January 7, 2005, options to purchase 500,000 shares of common stock of the Company, which were issued in 2001, expired.

(4) During 2001, the Company issued 3-year stock options to purchase 200,000 shares of the Company at a share price of $0.14 to Mr. Salz, which have expired. During 2002, the Company issued warrants to Mr. Salz to purchase 5,000,000 unregistered shares of the common stock of the Company at an average price of $0.011, which are subject to "piggy back" registration rights. These stock options and warrants are vested and are exercisable for a period of 3 years after vesting.

STOCK OPTION PLAN.

         In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986) and non-statutory Options. Under the stock option plan, the Company could issue up to 50,000,000 shares (adjusted post stock split). In November 2002, the Company cancelled an amendment to the stock option plan to provide for an additional 10,000,000 shares of common stock. Most options issued are non-assignable, non-transferable, vested on the date of grant, and expire between three and five years from the date of grant.

STOCK OPTIONS AND WARRANTS

For summaries of stock option and warrant activity in 2002 and 2003, please see
Note 13 of Item 7.

For a table summarizing option and warrant activities in 2002 and 2003, please see Note 13 of Item 7.

For a table providing information relating to stock options/warrants at December 31, 2003 summarized by exercise price, please see Note 13 of Item 7.

DIRECTOR COMPENSATION

         In February 2001, each member of the Board was granted an option exercisable for a period of three years to acquire 250,000 shares of Common Stock at an exercise price of $0.086. These options have expired. No other options or warrants were granted as director compensation during the fiscal year ended December 31, 2001, nor were any options or warrants granted as director compensation during the fiscal years ended 2002 and 2003 (excluding warrants granted to executives and directors of the Company's 85% owned subsidiary, Government Internet Systems, Inc.). Non-employee directors are entitled to receive $3,500 per meeting.

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

EMPLOYMENT AGREEMENTS

         In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of common stock of the Company at a strike price of $0.10 per share and 5-year warrants to purchase 600,000 shares of stock. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and his all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade has deferred his compensation (which was fully accrued) since January 1, 2002.

         In July 2002, the Company entered into a two-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley was entitled to be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contained certain performing incentives whereby McAuley could have earned 7,500 shares of Series "C" preferred stock of the pool of 30,000 shares of Series "C" preferred stock, which were reserved in connection with the purchase of Company's subsidiary, Enfacet, Inc. Mr. McAuley's services terminated in January 2004 and the 7,500 shares of Series "C" preferred stock have been cancelled.

         In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, LLC. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company agreed to grant 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company within 45 business days at an exercise price on the date of issuance. The stock options were issued in April 2004 at a strike price of $0.014 per share. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP BY NAMED EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of January 7, 2005, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are based on 867,768,895 shares of common stock outstanding as of January 7, 2005, together with options, warrants or other securities convertible or exchangeable by the beneficial owner(s) into shares of common stock within 60 days of December 31, 2003.

                                                                          SHARES
                                                                     OF COMMON STOCK              PERCENT
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)                             BENEFICIALLY OWNED          OF CLASS
 ---------------------------------------                             ------------------          --------
 Sheri Pantermuehl                                                       2,500,000(2)                   *
 Richard Wade                                                          136,825,500(3)              15.77%
 William K. Mills                                                        4,033,000(4)                   *
 Total Directors and Officers (Three People)                           143,358,500                 16.52%


*     Means less than 1%.


(1) Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., 201 Main Street, Suite 1175, Fort Worth, TX 76102.

(2) In connection with Ms. Pantermuehl's employment agreement, the Company granted 5-year incentive stock options to purchase 2,500,000 shares of common stock at a strike price of $0.014.

(3) Includes options to purchase up to 20,600,000 shares of common stock of the Company for services as CEO and President. Also includes 101,370,050 shares owned by Mountain Reservoir Corp. ("MRC"), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a child of Mr. Wade. MRC pledged 10,450,000 common stock of the Company shares as collateral on a $181,000 note issued in October 2002. In December 2002, MRC pledged 36,303,932 shares of common stock of the Company in connection with a $425,000 note as collateral on the note. This collateral was pledged in conjunction with 15,000,000 shares of the common stock of the Company pledged by Mr. Luiz Valdetaro, the Chief Technology Officer of the Company. In January 2002, the Company executed an indemnity and reimbursement agreements with Mountain Reservoir Corporation to cover both of the above pledges by MRC. . Pursuant to the pledges made by MRC, the Company agreed to reimburse MRC for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the $425,000 note was in default and the 36,303,932 shares were transferred to the lender. In September 2002, the lender informed the Company that 19,751,000 shares of the collateral were sold for $254,382, the remaining 31,552,932 shares were transferred to two third parties, the debt was satisfied as of April 1, 2002, and that the note had been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to related parties. In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to MRC and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements of January 2002. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to related parties to common stock and additional paid in capital. In November 2002, MRC and Mr. Valdetaro assigned any additional rights they had in the stock collateral to the Company. The Company is currently pursuing these rights with the lender to obtain a specific accounting and a refund of any monies that may be due to the Company. The differential between the value of the stock issued for reimbursement of shares to Mountain Reservoir Corporation and Mr. Valdetaro and the value of the note, plus accrued interest, was accounted for as forgiveness of debt.

(4) Includes 33,000 shares of Common Stock beneficially owned through Mr. Mill's law firm, Parker, Mill, & Patel, LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its former general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills, a director of the Company, of Parker, Mills & Patel LLP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001.

         During 2001, PMP made advances of approximately $30,000 to third party vendors on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share. The warrants vested upon issuance. At December 31, 2003, the outstanding balance under of $23,974 was in default. These warrants expired in November 2004.

         In December 2001, the Company executed a $425,000 note payable to Brighton Opportunity Fund, LP, a third party. The Company received proceeds of $300,000 and paid a commitment fee of $125,000. The note accrues interest at 12% per annum and was due January 31, 2002. The note was secured by 36,303,932 shares of the Company's common stock that were owned by Mountain Reservoir Corporation, and 15,000,000 shares that are owned by Mr. Luiz Valdetaro, Chief Technology Officer of the Company, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In January 2001, the Company executed separate indemnity and reimbursement agreements with Mountain Reservoir Corporation and Mr. Luiz Valdetaro to cover their pledges of 36,303,932 and 15,000,000 shares of common stock, respectively. Pursuant to these agreements, the Company agreed to reimburse Mountain Reservoir and Mr. Luiz Valdetaro for any shares sold as collateral to cover the default of any loan. On January 31, 2002, the note was in default. The lender disposed of 19,751,000 shares of the above totaling 51,303,932 shares for $254,382. In September 2002, the lender informed the Company that the remaining 31,552,932 shares were transferred to these two third parties and that the debt was satisfied as of April 1, 2002. Consequently, the note payable has been cancelled. Accordingly, the Company reclassified the note payable to the third party including accrued interest to the note payable to officers as these two officers loaned their shares of common stock to the Company.

         In September and October 2002, the Company issued 36,303,932 and 15,000,000 shares of its common stock to Mountain Reservoir Corporation and Mr. Luiz Valdetaro, respectively, in accordance with the executed indemnity and reimbursement agreements concerning a $425,000 note payable issued by the Company to Brighton Opportunity Fund, LP, a third party in December 2001. At the time of issuing common stock, the value of the note payable plus accrued interest was approximately $450,000. The Company reclassified from note payable to officers to common stock and additional paid in capital. In November 2002, Mountain Reservoir Corporation and Mr. Luiz Valdetaro assigned their rights to obtain the necessary accounting information from these two third parties to the Company.

         On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation, to cover any shortfall in the event of default. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2003. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments shall be replaced with a monthly payment of $5,000, which will be applied first to the $25,000 note and then to the $50,000 note. The mature date for the $50,000 note payable was extended to June 1, 2004 and the mature date for the $25,000 note was extended to July 1, 2005. This note is now in default.

         For the year ended 31, 2002, the Company had borrowed an aggregate of $49,085 from Richard Wade, the Company's President and Chief Executive Officer of the Company, of which none was still outstanding as of December 31, 2003. Mr. Wade is also a director of the Company.

         In July 2001, the Company agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. In May 2003, the Company issued a $7,500 promissory note bearing interest at twelve percent (12%), due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. Mr. Rossetti is the CEO and a Director of Government Internet Systems, Inc., and a director of Now Solutions, Inc., which are both subsidiaries of the Company. In September 2002, the Company amended the consulting agreement of Stephen Rossetti to provide services in the capacity of Executive V.P. Governmental Affairs, in consideration for 3 year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model). In October 2004, the Company and Stephen Rossetti agreed to amend the terms of the $7,500 note payable issued in May 2003 and the agreement for consulting services. In consideration for canceling outstanding debt under the note payable and the consulting agreement, the Company issued 6,500,000 unregistered shares of the common stock of the Company at a fair market value of $84,500. As of January 7, 2005, of the 4,150,145 warrants issued for consulting services for the Company and GIS, 2,232,288 warrants have expired.

         In June 2003, James Salz loaned the Company $10,000. In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000) "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which is due in April 30, 2004. Mr. Salz is the Company's corporate counsel. In April 2004, the due date on the note was extended to August 1, 2004. The note is in default.

         In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of Trade Accounts Payable to Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000) in exchange for amending the note. In the event the Company does not make full payment by December 31, 2004, the Company shall issue to Weber an additional 2,000,000 unregistered shares of common stock of the Company and the Note will automatically be amended as follows: (a) the maturity date of the Note shall be extended to December 31, 2005; (b) the payment terms of the Note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, if the
Note is amended as set forth above Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share; (ii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share; (iii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.03 per share, (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, Now Solutions was informed by WAMCO 32 that these payments were not in compliance with the loan agreement with WAMCO 32 and WAMCO 32 would be issuing a demand letter to Farias for the $183,000.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

         In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which have "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered by the Company's principal accounting firm, BDO Seidman, LLP, was $152,740 and $116,310 for the audit of the Company's annual financial statements for the fiscal years ended 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

         TAX FEES. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax advice, tax planning and tax return preparation were $29,198 and $37,820, for the years ended 2003 and 2002, respectively. In addition, BDO Dunwoody LLP in Toronto billed $34,740 and $0 for tax advice, tax planning and tax return preparation for the years ended 2003 and 2002, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $31,690 and $0 for tax advice and tax planning for the years ended 2003 and 2002, respectively.

         ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended 2003 and 2002.

ITEM 14.  DEFAULTS UNDER SENIOR SECURITIES

         The $5.5 million secured promissory note, bearing interest at 9% per annum, issued by Now Solutions to Coast and purchased by WAMCO 32, Ltd., as amended in June 2004, is currently delinquent. The security interest of Now Solutions' assets on the secured promissory note are senior to Now Solutions' present indebtedness to Arglen and Robert Farias. Now Solutions has made all interest payments as of December 31, 2004 but it is $267,501 delinquent in principle payments. The Company has not received a notice of default from WAMCO 31, Ltd. The Company is in discussions with the holder of the note to resolve the outstanding payments.

         The non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September
2004, issued by the Company and Now Solutions to Arglen in connection with the settlement of litigation and the purchase by the Company of Arglen's interest in Now Solutions is currently in default. The security interest of Now Solutions' assets on the secured promissory note are junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. The note is currently in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company and Now Solutions owe interest and legal fees in addition to the principal outstanding on the note. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. For more details on the Delaware action, please see Item 3, Legal Proceedings.

         The interest bearing secured promissory note in the amount of $500,000 providing for payments of $91,500 beginning in October 2004, issued by Now Solutions to Mr. Farias in connection with the loan to Now Solutions is currently in default. The security interest of Now Solutions' assets on the secured promissory note are junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, Now Solutions was informed by WAMCO 32 that these payments were not in compliance with the loan agreement with WAMCO 32 and WAMCO 32 would be issuing a demand letter to Farias for the $183,000. The Company is in discussions with the holder of the note to resolve the outstanding payments. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $84,000 promissory note, bearing interest at 12% per annum, as amended, issued by Enfacet, Inc. to Robert Farias in June 2001 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, and Arglen and the Farias $500,000 promissory note. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $350,000 promissory note, bearing interest at 8% per annum, as amended, issued by Enfacet, Inc. to a third party in August 2001 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, and the Farias $500,000 promissory note.

         The $90,000 promissory note, bearing interest at 10% per annum, as amended, issued by the Company to a third party in June 2003 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, and the Farias $500,000 promissory note.

         The $280,000 promissory note, bearing interest at 12% per annum and issued to Robert Farias on October 31, 2001, as amended by the parties, is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, and Arglen, the Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. The security interest of the Company's SiteFlash technology assets owned by the Company is the only security interest that has been granted by the Company. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $181,584 promissory note, bearing interest at 12% per annum, as amended, issued by the Company to Robert Farias in October 2003 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, the Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is also secured by 10,450,000 shares of the Company's common stock that are owned by MRC to cover any shortfall. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K AND EVALUATION OF CONTROLS AND PROCEDURES

         (a) The following exhibits are filed as part of this filing:

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
2.1                   Certificate of Ownership and Merger Merging Scientific   Incorporated by reference to Exhibit 1.1 to
                      Fuel Technology, Inc. into Vertical Computer Systems,    the Company's Form 8-K 12G3 filed on May 2,
                      Inc.                                                     2000

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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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
                                                                               S-8 filed on July 13, 2001

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
4.54                  Warrant Agreement between the Company and Gary L. Blum   Incorporated by reference to Exhibit 4.54 to
                      dated June 15, 2001                                      the Company's Registration Statement on Form
                                                                               S-8 filed on July 13, 2001
                      Form of Cashless Exercise Warrant

4.55                                                                           Attached herewith

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

10.13                 Now Solutions, Inc. Operating Agreement dated as of      Incorporated by reference to Exhibit 2.2 to
                      February 27, 2001 between Arglen Acquisitions LLC and    the Company's 8-K filed on May 16, 2001
                      the Company

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.14                 Certificate of Designation of Vertical Computer, Inc.    Incorporated by reference to Exhibit 3.1 to
                      Series "C" 4% Cumulative Convertible Preferred Stock     Company's Form 10-QSB/A filed on December 19,
                                                                               2001

10.15                 (a) Berche Promissory Note dated August 13, 2001         Incorporated by reference to Exhibit 10.1 to
                      (b) Berche Stock Pledge Agreement dated August 13, 2001  the Company's Form 10-QSB/A filed on December
                      (c) Berche Warrants dated August 13, 2001                19, 2001

10.16                 Equity Line of Credit Agreement between the Company      Incorporated by reference to Exhibit 10.2 to
                      and Cornell Capital Partners, L.P. dated August 16,      the Company's Form 10-QSB/A filed on December
                      2001                                                     19, 2001

10.17                 Securities Purchase Agreement between the Company and    Incorporated by reference to Exhibit 10.3 to
                      third party buyers for $250,000 of Convertible           the Company's Form 10-QSB/A filed on December
                      Debentures                                               19, 2001

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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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
                                                                               S-8 filed on November 8, 2001

10.41                 Equity Line of Credit Agreement dated as of August       Incorporated by reference to Exhibit 10.40 to
                      2001, between the Company and Cornell Capital            the Company's Form 10-KSB A filed on May 20,
                      Partners, L.P.                                           2002

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.42                 Registration Rights Agreement dated as of August 2001    Incorporated by reference to Exhibit 10.42 to
                      between the Company and the buyers identified therein.   the Company's Form 10-KSB A filed on May 20,
                                                                               2002

10.43                 Escrow Agreement dated as of August 2001 among the       Incorporated by reference to Exhibit 10.43 to
                      Company, Yorkville Advisors Management, LLC and First    the Company's Form 10-KSB A filed on May 20,
                      Union National Bank.                                     2002

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

10.55                 Stock Pledge Agreement dated as of December 2001 given   Incorporated by reference to Exhibit 10.55 to
                      by Mountain Reservoir Corp. to Brighton Opportunity      the Company's Form 10-KSB A filed on May 20,
                      Fund, LP                                                 2002

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
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

                      (c) Warrants, dated June 3, 2002, between the Company and a third party lender (a) Promissory Note, dated June 24, 2002, between the

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.83                 Company and a third party lender                         Incorporated by reference to Exhibit 10.83 to
                      (b) Pledge Agreement, dated June 24, 2002, between the   the Company's Form 10-QSB filed on September
                      Company and a third party lender                         25, 2002
                      (c) Warrants dated June 24, 2002, between the Company
                      and a third party lender

10.84                 Second Amendment of Services Documents and Note,         Incorporated by reference to Exhibit 10.84 to
                      between a third party lender and the Company, dated      the Company's Form 10-QSB filed on September
                      June 25, 2003                                            25, 2002

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

                      (a) Promissory Note, dated August 7, 2002, between the

10.87                 Company and a third party lender                         Incorporated by reference to Exhibit 10.87 to
                      (b) Pledge Agreement, dated August 7, 2002, between      the Company's Form 10-QSB filed on September
                      the Company and a third party lender                     25, 2002

10.88                 Agency Services Agreement dated, August 9, 2002,         Incorporated by reference to Exhibit 10.88 to
                      between the Company and a third party                    the Company's Form 10-QSB filed on September
                                                                               25, 2002

10.89                (a) Valdetaro Promissory Note, dated August 20, 2002,
                      between the Company and Valdetaro                        Incorporated by reference to Exhibit 10.89 to
                      (b) Valdetaro Stock Pledge Agreement, dated August 20,   the Company's Form 10-QSB filed on September
                      2002, between the Company and Valdetaro                  25, 2002
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

10.91                 Amendment Number Two to Deposit Account Pledge           Incorporated by reference to Exhibit 10.91 to
                      Agreement, dated October 16, 2002, between the Company   the Company's Form 8-K filed on October 23,
                      and Coast Business Credit                                2002

10.92                 Stock Purchase Agreement, dated September 24, 2002,      Incorporated by reference to Exhibit 10.92 to
                      between the Company and Equitilink, LLC                  the Company's Form 10-QSB filed on December
                                                                               11, 2002

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.93                 (a) Term Sheet, dated October 17, 2002, between the      Incorporated by reference to Exhibit 10.93 to
                      Company and a third party lender                         the Company's Form 10-QSB filed on December
                      (b) Promissory Note, dated October 17, 2002, between     11, 2002
                      the Company and a third party lender
                      (c) Stock Pledge Agreement, dated October 17, 2002,
                      between the Company and a third party lender
                      (d) Put and Call Agreement, dated October 17, 2002,
                      between the Company and a third party lender

10.94                 Services Agreement, dated November 15, 2002 between      Incorporated by reference to Exhibit 10.94 to
                      Defense Solutions, LLC, and the Company's subsidiary,    the Company's Form 10-QSB filed on December
                      Government Internet Systems, Inc.                        11, 2002

10.95                 Weber Promissory Note, dated December 5, 2002, between   Incorporated by reference to Exhibit 10.95 to
                      the Company and Victor Weber                             the Company's Form 10-QSB filed on December
                                                                               11, 2002

10.96                 Warrants (FORM)                                          Incorporated by reference to Exhibit 10.96 to
                                                                               the Company's Form 10-KSB filed on August 7,
                                                                               2003

                      (a) Weber Promissory Note, dated December 20, 2002,
10.97                 between the Company and Victor Weber                     Incorporated by reference to Exhibit 10.97 to
                      (b)  Service and loan Agreement, dated  December 20,     the Company's Form 10-KSB filed on August 7,
                      2002, between the Company and Victor Weber               2003
                      (a) Form of Director Agreement of Company's
10.98                 subsidiary, Government Internet Systems, Inc. (GIS)      Incorporated by reference to Exhibit 10.98 to
                      Director Agreement, between GIS and director             the Company's Form 10-KSB filed on August 7,
                      (b) Form of Warrants in connection with GIS Director     2003
                      Agreement between the Company's Subsidiary, GIS, and
                      GIS director

10.99                 between the Company's Subsidiary, GIS, and Victor Weber  Incorporated by reference to Exhibit 10.99 to
                      (b) Warrants dated December 19, 2002 issued to Victor    the Company's Form 10-KSB filed on August 7,
                      Weber                                                    2003

10.100                Executive Agreement, dated December 26, 2002, between
                      Incorporated by reference to Exhibit 10.100 to the Company's Subsidiary, GIS, and Stephen Rossetti the
                      Company's Form 10-KSB filed on August 7,

                                                                               2003

                      (a) Executive Agreement, dated January 8, 2003,

10.101                between the Company's Subsidiary, GIS, and David Kinney  Incorporated by reference to Exhibit 10.101 to
                      (b) Warrants, dated January 8, 2003 issued to David      the Company's Form 10-KSB filed on August 7,
                      Kinney in connection with Executive Agreement between    2003
                      the Company's Subsidiary, GIS, and David Kinney


10.102                Amendment to Stock Purchase Agreement, dated February    Incorporated by reference to Exhibit 10.102 to
                      1, 2003, between the Company and Enfacet.                the Company's Form 10-KSB filed on August 7,
                                                                               2003

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.103                April 14, between the Company and third party buyers.    Incorporated by reference to Exhibit 10.103 to
                      (a) Securities Purchase Agreement (for $200,000 of       the Company's Form 10-KSB filed on August 7,
                      Convertible Debentures)                                  2003
                      (b) Form of Debenture
                      (c) Registration Rights Agreement

10.104                Equity Line of Credit Agreement, dated April 14, 2003,   Incorporated by reference to Exhibit 10.104 to
                      between the Company and Cornell Capital Partners, L.P.   the Company's Form 10-KSB filed on August 7,
                                                                               2003

                      (a) Equity Line of Credit Agreement, (b) Registration
                      Rights Agreement (c) Compensation Debenture (a) Services agreement, dated April 10, 2003, between

10.105                the Company and Vasu Vijay                               Incorporated by reference to Exhibit 10.105 to
                      (b) Promissory note, dated April 10, 2003, issued by     the Company's Form 10-KSB filed on August 7,
                      the Company to Vasu Vijay                                2003
                      (c) Consulting Agreement, dated April 14 2003, between
                      the Company and Vasu Vijay.

10.106                Stock Sale Agreement, dated April 11, 2003, between      Incorporated by reference to Exhibit 10.106 to
                      the Company and Mike Radlovic                            the Company's Form 10-KSB filed on August 7,
                                                                               2003

                      (a) Stock Sale Agreement,
                      (b) Stock Pledge Agreement
                      (c) Promissory Note

10.107                Amendment Agreement, dated April 11, 2003, between       Incorporated by reference to Exhibit 10.107 to
                      TranStar Systems, Inc. and the Company,                  the Company's Form 10-KSB filed on August 7,
                                                                               2003

10.108 Loan Agreement, between the Company and a third party lender, dated May 9, 2002 Incorporated by reference to
                      Exhibit 10.108 to (a) Term Sheet the Company's Form 10-KSB filed on August 7, (b) Promissory Note 2003 (c) Warrants
                      Loan Agreement, between the Company and a third party

10.109                lender, dated May 9, 2002                                Incorporated by reference to Exhibit 10.109 to
                      (a) Term Sheet                                           the Company's Form 10-KSB filed on August 7,
                      (b) Promissory Note                                      2003


EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.110                Equitilink Services Agreement, dated June 10, 2002,      Incorporated by reference to Exhibit 10.110 to
                      between the Company and Equitilink                       the Company's Form 10-QSB for the quarter
                                                                               ended March 31, 2003 filed on June 22, 2004
                      Loan, agreement, between the Company and a third party
10.111                lender                                                   Incorporated by reference to Exhibit 10.111 to
                      (a) Term Sheet, dated June 25, 2003                      the Company's Form 10-QSB  for the quarter
                      (b)  $90,000 note, dated June 26, 2003                   ended March 31, 2003, filed on June 22, 2004
                      (c) Pledge Agreement, dated June 26, 2003
                      Loan and Cancellation Agreement, dated July 1, 2003,
10.112                between the Company and Victor Weber                     Incorporated by reference to Exhibit 10.112 to
                      (a) Term Sheet                                           the Company's Form 10-QSB for the quarter
                      (b) $100,000 Promissory Note                             ended March 31, 2003 filed on June 22, 2004
                      (c) $40,000 Promissory Note
                      Loan Agreement, dated September 4, 2003, between the
10.113                Company and Victor Weber                                 Incorporated by reference to Exhibit 10.113 to
                      (a) Term Sheet                                           the Company's Form 10-QSB for the quarter
                      (b) $50,000 Promissory Note                              ended March 31, 2003 filed on June 22, 2004
                      $500,000 Farias Loan Agreement between Now Solutions
10.114                and the Company and Robert Farias, dated February 13,    Incorporated by reference to Exhibit 10.114 to
                      2004                                                     the Company's Form 10-QSB for the quarter
                      (a) Loan Agreement                                       ended March 31, 2003 filed on June 22, 2004
                      (b) Promissory Note, issued by Now Solutions
                      (c) Security Agreement between Robert Farias and Now
                      Solutions
                      (d) Ownership Pledge Agreement between Robert Farias
                      and the Company
                      Arglen Settlement between Arglen Acquisitions, LLC and
10.115                the Company                                              Incorporated by reference to Exhibit 10.115 to
                      (a) Arglen Settlement Agreement, dated December 4,       the Company's Form 10-QSB for the quarter
                      2004                                                     ended March 31, 2003 filed on June 22, 2004
                      (b) Promissory Note, dated February 13, 2004, issued
                      by Now Solutions to the Arglen Acquisitions, LLC
                      (c) Security Agreement, dated February 13, 2004
                      Employment Agreement between Now Solutions, Inc. and
10.116                Vertical Computer Systems, Inc. and Sheri Pantermuehl,   Incorporated by reference to Exhibit 10.115 to
                      dated March 1, 2004                                      the Company's Form 10-QSB for the quarter
                                                                               ended March 31, 2003 filed on June 22, 2004
                      Loan Amendment, dated June 15, 2004 between WAMCO 32

10.117                Ltd. and the Company and Now Solutions                   Attached herewith
                      (a) Amendment Number Five to Loan and Security
                      Agreement
                      (b) Amended and Restated Secured Term Promissory Note


EXHIBIT NO.           DESCRIPTION                                              LOCATION
-------------         ------------------------------------------------------   ---------------------------------------------
10.118                Weber Loans Amendment, between the Company and Victor    Attached herewith
                      Weber, dated September 28, 2004
                      Amendment to Consulting Agreement and $7,500
10.119                Promissory Note, between the Company and Stephen         Attached herewith
                      Rossetti, dated October 12, 2004

                      Code of Ethics

14.1                                                                           Attached herewith



21.1                  Subsidiaries of the Company                              Incorporated by reference to Exhibit 21.1 to
                                                                               the Company's Form 10-KSB filed on August 7,
                                                                               2003

31.4                  (a) Certification of Chief Executive Officer Pursuant    Attached herewith
                      to Section 302 of the Sarbanes-Oxley Act of 2002,
                      dated January 10, 2005


                      (b) Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002, dated
                      January 10, 2005

32.4                  (a) Certification of Chief Executive Officer Pursuant    Attached herewith
                      to Section 906 of the Sarbanes-Oxley Act of 2002,
                      dated January 10, 2005

                      (b) Certification of Chief Financial Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002, dated
                      January 10, 2005

         (B) REPORTS ON FORM 8-K:

            On October 23, 2002, the Company filed a report on Form 8-K for an amendment to Loan and Security Agreement between the Company's subsidiary, Now Solutions, Inc., and Coast Business Credit and amendment to deposit account pledge agreement between the Company and Coast Business Credit.

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

            On August 2, 2004, the Company filed a report on Form 8-K for an amendment of the note payable issued by Now Solutions, Inc., to Coast Business Credit and purchased by WAMCO 32, Ltd., in the principal amount of $5,500,000.

            On December 6, 2004, the Company filed a report on Form 8-K for the following:

            (a) Notice of an Order by the SEC of suspended trading of the common stock of the Company.

            (b) Notice of Order by the SEC Instituting Administrative Proceedings and Notice of Hearing.


            (c) Grant of a patent by the United States Patent and Trademark Office (No. 6,826,744) for an invention for "System and Method for Generating Web Sites In an Arbitrary Object Framework" on November 30, 2004.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 14, 2005.

                                           By:      /s/ Richard Wade
                                                    ---------------------------
                                                    Richard Wade, President and
                                                    Chief Executive Officer

                                           By:      /s/ Sheri Pantermuehl
                                                    ---------------------------
                                                    Sheri Pantermuehl
                                                    Chief Financial Officer

                                           DIRECTORS:

                                           By:      /s/ Richard Wade
                                                    ---------------------------
                                                    Richard Wade, Director

                                           By:      /s/ William Mills
                                                    ---------------------------
                                                    William Mills, Director