Form 10QSB
period 2004-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2005-03-07
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

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

                           201 Main Street, Suite 1455
                              Fort Worth, TX 76102
                   ------------------------------------------
                    (FORMER ADDRESS OF SMALL BUSINESS ISSUER)


Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes|_|        No|X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 869,768,895 shares issued and outstanding as of March 4, 2005.

Transitional Small Business Disclosure Format (check one):  Yes|_|      No|X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                                                 Page

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2004                                3

           Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended               5
           March 31, 2004 and 2003

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended               6
           March 31, 2004 and 2003

           Notes to Condensed Consolidated Financial Statements                                                 8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               18

  Item 3.  Evaluation of Disclosure Controls and Procedures                                                    34

PART II OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                            35

  Item 2.         Changes in Securities and Use of Proceeds                                                    37

  Item 3.         Defaults Under Senior Securities                                                             40

  Item 4.         Submission of Matters To A Vote Of Security Holders                                          41

  Item 5.         Other Information                                                                            41

  Item 6.  Exhibits and Reports on Form 8-K                                                                    41

  Signatures                                                                                                   44

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                March 31,    December 31,
                                                                 2004          2003
Assets
                                                               Unaudited
Current Assets
        Cash                                                  $   316,262   $   962,454
        Restricted cash                                           102,655       102,655
        Securities available for sale                               9,128         9,128
        Accounts receivable, net of allowance for bad debts
        of $114,973 and $121,004                                1,037,209       982,281
        Other receivable                                           75,085        75,085
        Employee receivables                                       16,399        10,912
        Prepaid expenses and other assets                         111,140       220,784

Total Current Assets                                            1,667,878     2,363,299

Property and equipment, net of accumulated depreciation           162,943       197,502
Other intangibles, net                                          1,697,375     2,051,355
Deposits and other                                                  5,492           600
                                                              -----------   -----------

Total Assets                                                  $ 3,533,688   $ 4,612,756
                                                              -----------   -----------

Liabilities and Stockholder's Equity/ (Deficit)

Current liabilities

        Accounts payable and accrued liabilities              $ 4,999,584   $ 4,993,437
        Deferred revenue                                        2,879,463     2,491,685
        Accrued income taxes                                       18,000        18,000
        Current portion - convertible debenture                    30,000        40,000
        Current portion-notes payable                           5,061,482     4,226,482
                                                              -----------   -----------

Total current liabilities                                      12,988,529    11,769,604

        Convertible debenture                                     420,000       420,000
        Accrued dividends                                       1,863,712     1,713,712
                                                              -----------   -----------

Total liabilities                                              15,272,241    13,903,316
                                                              -----------   -----------

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet (continued)

Minority interest                                                                          --              --

Stockholders' Equity (Deficit)

        Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
            250,000 shares authorized; 50,000 shares issued and outstanding                50              50

        Series B 10% Convertible Preferred stock; $0.001 Par Value;
            375,000 shares authorized; 7,200 shares issued and outstanding             45,000          45,000

        Series C 4% Convertible Preferred stock; $100.00 par value;
            200,000 shares authorized; 50,000 shares issued and outstanding           350,000         350,000

        Series D 15% Convertible Preferred stock; $0.001 Par Value;
            300,000 Shares authorized; 25,000 shares issued and outstanding           156,250         156,250

        Common Stock; $.00001 par value; 1,000,000,000 shares authorized
            856,772,301 and 799,272,301 issued and outstanding                          8,568           7,993

        Additional paid-in-capital                                                 27,062,906      26,075,405


        Accumulated deficit                                                       (39,477,049)    (36,065,274)

        Accumulated other comprehensive income                                        115,722         140,016
                                                                                 ------------    ------------

Total Stockholders' equity/(deficit)                                              (11,738,553)     (9,290,560)
                                                                                 ------------    ------------

Total liabilities and stockholders' equity/(deficit)                             $  3,533,688    $  4,612,756
                                                                                 ============    ============

See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations

                                                                   Three Months ended March 31,
                                                                       2004             2003
                                                                  -------------    -------------
Revenues

     Licensing and maintenance                                    $   1,261,905    $   1,482,867
     Consulting Services                                                231,835          464,287

     Other                                                               35,476           (1,756)
                                                                  -------------    -------------

Total Revenues                                                        1,529,217        1,945,398

Selling , general and administrative expenses                         2,920,929        2,177,677

Goodwill Impairment                                                   1,760,000               --
                                                                  -------------    -------------

Operating loss                                                       (3,151,712)        (232,279)

Interest income                                                             926            3,452
Interest expense                                                       (110,990)        (107,153)

Loss before minority interest and income taxes                       (3,261,776)        (335,980)
                                                                  -------------    -------------

Income Tax Provision  (benefit)                                              --           80,200
                                                                  -------------    -------------

Loss before minority interest                                        (3,261,776)        (416,180)
                                                                  -------------    -------------

Minority interest in (income) loss of subsidiary                             --          (71,632)
                                                                  -------------    -------------

Net loss                                                             (3,261,776)        (487,812)
                                                                  -------------    -------------

Dividend applicable to preferred stock                                 (150,000)        (150,000)

Net loss applicable to common stockholders'                       $  (3,411,776)   $    (637,812)
                                                                  -------------    -------------

Basic and diluted loss per share                                  $          (0)   $          (0)
                                                                  -------------    -------------

Basic and diluted weighted average of common shares outstanding     831,915,161      751,345,713
                                                                  -------------    -------------

Comprehensive loss and its components consist of the following:
     Net loss                                                     $  (3,261,776)   $    (487,812)

     Translation adjustments                                             24,294           68,369

                                                                  -------------    -------------
     Comprehensive loss                                             $(3,237,482)   $    (419,443)
                                                                  =============    =============


See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                            Three months ended March 31
                                                               2004            2003

Cash flows from operating activities
     Net loss                                               $(3,261,776)   $  (487,812)
Adjustments to reconcile net loss to net cash
  Provided by operating activities:
     Minority interest in net income (loss) of Subsidiary            --         71,632
     Depreciation and amortization                              405,782        310,949
     Goodwill Impairment                                      1,760,000             --
     Write-off of MedData Solutions Investment                  135,000
     Non employee stock compensation                            486,581         19,451
     Employee compensation expense                               83,494             --
     Allowance for bad debts                                     (6,031)        13,693

     Deferred income taxes                                           --        (49,800)
     Changes in operating assets and liabilities:
     Accounts receivable                                        (48,897)       620,555
     Receivable from officers and employees                      (5,487)        (8,699)
     Prepaid expenses                                           104,752          4,632
     Accounts payable and accrued liabilities                     6,148         34,604

     Deferred Revenue                                           387,778        (39,207)
     Income tax payable                                                        130,000

     Payable to officers                                             --        (44,158)
                                                            -----------    -----------
Net cash provided by operating activities:                       47,344        575,840
                                                            -----------    -----------
Cash flow from investing activities:
     Acquisition of minority interest in Now Solutions         (877,000)
     Purchase of equipment                                      (17,242)       (15,594)
                                                            -----------    -----------

Net cash used in investing activities                          (894,242)       (15,594)
                                                            -----------    -----------

 See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows (continued)

Cash flow from financing activities:
     Release of pledge of Cash deposit for bank loan                                    --        650,000
     Payment of convertible debentures                                             (10,000)            --
     Payment of Note Payable                                                      (265,000)      (925,820)
     Proceeds from issuance of Notes Payable                                       500,000             --
     Release of restricted cash                                                         --        275,820
                                                                               -----------    -----------

Net cash provided by financing activities                                          225,000             --
                                                                               -----------    -----------

Effect of changes in exchange rates on cash                                        (24,294)        58,978
                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents,                             (646,192)       619,224
Cash and cash equivalents, beginning of period                                     962,454        946,035
                                                                               -----------    -----------

Cash and cash equivalents, end of period                                       $   316,262      1,565,259
                                                                               ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the year period:
         Interest                                                              $    48,088    $    90,258
                                                                               ===========    ===========
     Non-cash investing and financing activities:
        Common stock and debt issued for acquisitions                          $ 1,018,000    $        --
                                                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. ("Vertical") and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2003.

         Stock-Based Compensation

         Effective January 1, 2004 the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

         Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2004 was approximately $11.7 million. Additionally, at March 31, 2004, the Company had negative working capital of approximately $11.3 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The financial statements contain no adjustment for the outcome of this uncertainty.

         Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The results of these opportunities are unknown at this time.

Note 2 - Common and Preferred Stock Transactions

         In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants of the Company for services (at a fair-market value of $4,500).

         In January 2004, the Company purchased a 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000). This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in the first quarter of 2004. The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to "piggy-back" registration rights and a "lock-up" provision.

         In January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "lock-up" provision to Wolman, Babbit, and King in connection with legal services provided to the Company.

         In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "lock up" provision.

         In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due on April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

         In February 2004, $10,000 of principal from a convertible debenture and $925 in interest was redeemed for a total of $10,925. This conversion was in connection with a $100,000 debenture issued in March 2002. The holder of the remaining $10,000 of debentures is a third party.

         In February 2004, 7,500 shares of Series C preferred stock, reserved for an employee under his employment agreement, were cancelled after he terminated his agreement with the Company. The remaining 15,000 preferred C shares were also cancelled since the Company determined not to utilize these shares for any future funding activities for EnFacet. These shares of Series C preferred stock were part of the stock purchase agreement of EnFacet, Inc., as amended. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with the purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement.

         In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model);
(iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In February 2004, the Company issued to Arglen Acquisitions ("Arglen") 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a "lock-up" provision. These shares were issued in connection with the closing of the Company's settlement with Arglen. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date.

         In February 2004, the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), in connection with the amendment of two promissory notes each for a principal amount of $17,500. The notes were issued in May 2003 in connection with two loans to the Company for an aggregate amount of $30,000. The stock issued to each lender is subject to "piggy back" registration rights and a "lock up" provision.

         In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model).

         During the three months ended March 31, 2004, the Company granted five-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a "lock-up" provision. The stock options were issued in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes valuation model). In addition, Now Solutions entered into agreements with these two employees pursuant to which they are entitled to receive a total of 3% ownership interest of "phantom" stock in Now Solutions. In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company and Now Solutions cancelled 1.5% ownership interest of "phantom" stock.

         During the three months ended March 31, 2004, incentive stock options to purchase 1,275,000 shares of the Company at a price of $0.086 per share expired.

         During the three months ended March 31, 2004, non-incentive stock options to purchase 750,000 shares of the Company at a price ranging from $0.083 to $0.086 per share expired.

         During the three months ended March 31, 2004, warrants to purchase 432,069 shares of common stock of the Company ranging in price from $0.086 to $0.11 per share expired.

Note 3 - Notes Payable

         In January 2004, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. This note was issued in consideration of a $10,000 loan made by Jim Salz to the Company in June 2003. In connection with the note, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen Acquisitions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is currently in default. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. This note is in default.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply:
(i) all such remaining amounts will be added to the secured loan amounts and subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

         In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

         In February 2004, the Company and a third party amended a note payable in the amount of $90,000 dated June 26, 2003, bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In connection with the amendment, the parties also amended the $350,000 note due February 28, 2003. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The note is in default.

         In February 2004, the Company, on behalf of its subsidiary EnFacet, and a third party amended a note payable in the amount of $350,000 issued by EnFacet bearing interest at 8% per annum and originally due on February 28, 2003. In connection with the amendment, the parties also amended the $90,000 note issued in June 2003. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The note is in default.

         In February 2004, the Company completed its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a "lock-up" provision. This transaction resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue an additional 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

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

         In addition, the Company is involved in the following additional ongoing matters:

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions was withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to

Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerns offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The court dismissed the entire action against Ross and Tinley. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

         In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for reargument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

         In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

         At December 31, 2003, the Company had non-restricted cash-on-hand of $962,454. Now Solutions' non-restricted cash-on-hand of $954,720 was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003 and when the settlement was completed in February 2004, the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions became available to fund the Company's operations.

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. The motion was granted pursuant to a procedural default. In February 2005, Now Solutions filed a motion to vacate the default and reinstate the counterclaims, which motion is now pending.

         In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of monies to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company:
(i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

         In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form-KSB for the year ended 2003 on January 19, 2005.

         In January 2005, Parker, Mills, and Patel filed a lawsuit to collect the outstanding balance of $23,974 due under the promissory note issued by the Company to Parker, Mills and Patel and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The Company intends to file a response.

Note 5 - New Accounting Pronouncements


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

         In December 2004, the FASB issued FASB Staff Position No. FAS109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on its consolidated financial statements.

Note 6 - Stock Options and Warrants

                                                                                                     Weighted
                                                                                                     Average
                                      Incentive Stock       Non-Statutory                            Exercise
                                          Options           Stock Options         Warrants            Price
                                    --------------------   -----------------    --------------    --------------

                                    --------------------   -----------------    --------------    --------------
Outstanding at 12/31/03                      11,090,000           1,500,000       164,775,710           $ 0.070
                                    ====================   =================    ==============    ==============

Options/Warrants granted with an
exercise price of $0.01 to $0.03              5,500,000                   -        15,000,000           $ 0.020

Options/Warrants exercised                            -                   -                 -                 -

Options/Warrants expired/cancelled            1,275,000             750,000        81,196,012           $ 0.080

                                    --------------------   -----------------    --------------    --------------
Outstanding at 3/31/04                       15,315,000             750,000        98,579,698           $ 0.102
                                    ====================   =================    ==============    ==============

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

Information relating to stock options/warrants as March 31, 2004, summarized by exercise price, is as follows:

                                                  Warrants/Options Outstanding                              Exercisable
                                    ----------------------------------------------------------    ---------------------------------
                                                               Weighted
                                                               Average            Weighted                            Weighted
                                                              Remaining            Average                             Average
                                          Number             Contractual          Exercise           Number           Exercise
Exercise Price Per Share                Outstanding         Life (Months)           Price          Exercisable          Price
----------------------------------- --------------------   -----------------    --------------    --------------    --------------
Incentive Stock Options
$0.01 - $0.09                                15,315,000               25.67           $ 0.015         9,815,000           $ 0.018
                                    --------------------   -----------------    --------------    --------------    --------------

Non-statutory Stock Options
$0.01 - $0.09                                   750,000                2.20           $ 0.041           750,000           $ 0.041
                                    --------------------   -----------------    --------------    --------------    --------------

Warrants
$0.003 - $0.100                              90,858,481               28.10           $ 0.094        85,708,481           $ 0.094
$0.100 - $0.350                               7,721,217               11.48             0.329         7,721,217             0.329
                                    --------------------   -----------------    --------------    --------------    --------------
                                             98,579,698               26.79           $ 0.113        93,429,698            $0.114
                                    --------------------   -----------------    --------------    --------------    --------------
                                    --------------------   -----------------    --------------    --------------    --------------
Grand total                                 114,644,698               26.48          $ 0.0994       103,994,698           $ 0.104
                                    ====================   =================    ==============    ==============    ==============

The range of assumptions used in Black Scholes options pricing mode in 2004 and 2003 were as follows

                                         March 31,            December 31,
                                           2004                  2003
                                    --------------------   -----------------
Discount rate - bond yield rate            2.98 - 3.36%        2.61 - 3.01%
Volatility                                      236.60%           83 - 187%
Expected life                                   5 years             5 years
Expected dividend yield                               -                   -

Note 7 - Subsequent Events

         In April 2004, The United States Patent and Trademark Office granted a patent (No. 6718103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable".

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.025 per share at a fair market value at the date of issuance of $6,185 (valued using the Black-Scholes valuation model).

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 unregistered shares of common stock of the Company, vested as follows:
90,000 shares after 30 days from the execution of the agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement. In September 2004, all of the shares vested and were issued (at a fair market value of $5,190).

         In June 2004, a third party consultant exercised the warrant to purchase 1,170,424 shares of common stock of the Company at an exercise price of $0.037 per share. The parties also entered into an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 owed by the Company to the consultant.

         In June 2004, the note payable to Coast Business Credit (issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006, secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants) and the related loan agreements, were amended by the Company and the successor lender, WAMCO 32, Ltd. In August 2003, WAMCO 32, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and
(d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. As of February 28, 2005, the outstanding principal balance due on the $5.5 million note is $1,162,280 and Now Solutions is delinquent on the principal of the note by $267,500. Now Solutions has made all interest payments as of February 28, 2005. In connection with the amendment, Now Solutions is required to pay WAMCO 32 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued WAMCO 32 five year warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a fractional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The fair market value of the warrants was $74,142 (valued using the Black-Scholes valuation model). The warrants are subject to "piggy back" registration rights and a "lock-up" provision.

         The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes were due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in December 2002 through September 2003 and $25,000 in expenses paid by Mr. Weber on the behalf of the Company that were included in Accounts Payable. Mr. Weber had the option to have the Company assign the $215,000 note to Mr. Weber provided that Mr. Weber cancelled all other notes and the $25,000 in accounts payable. Mr. Weber elected to make this assignment in January 2004. At that time, all other notes and the $25,000 in accounts payable owed to Mr. Weber were cancelled. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In July 2004, $20,000 of remaining principal from a convertible debenture and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. This conversion was in connection with a $100,000 debenture issued in March 2002. As of March 4, 2005, $10,000 of remaining principal of the debenture is outstanding and held by a third party.

         In August 2004, TranStar made a payment of $8,000 in full satisfaction of one of the $24,000 loans issued on April 19, 2001 and the Company cancelled the note and returned 500,000 of TranStar's shares held as collateral.

         In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway (EKG) software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation of Basix1's EKG software. Mr. Kensicki is a Director of GIS and Now Solutions and is also the President of Basix1, Inc.

         In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of February 28, 2005, the Company has made all interest payments.

         In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of March 4, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

         In October 2004, GIS and Grant Consultants of America ("GCA") entered into a consulting agreement to provide services concerning government grants. In connection with the agreement, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes valuation model). In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

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

         In January 2005, the Company entered into a marketing agreement with CW International, LLC. Mr. Weber is a Director and President of Government Internet Systems, Inc. and a member of CW International, LLC.

         Effective January 26, 2005, BDO Seidman, LLP resigned as the independent certified public accountants of the Company.

         On February 2, 2005, the Company engaged Weaver and Tidwell, L.L.P. ("Weaver and Tidwell") as its principal accountant to audit the Company's financial statements.

         During the period of January 1 to March 4, 2005, no incentive stock options to purchase shares of common stock of the Company expired.

         During the period of January 1 to March 4, 2005, no non-incentive stock options to purchase shares of common stock of the Company expired.

         During the period of January 1 to March 4, 2005, warrants to purchase 4,971,644 shares of common stock of the Company at a price of $0.011 to $0.35 per share expired.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes of Vertical Computer Systems, Inc. and Subsidiaries included in Item 1, and the cautionary statements and risk factors included in this Item of this Report..

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the three months ended March 31, 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors identified in the Company's Form 10-KSB for the year ended December 31, 2003. The forward-looking information set forth in this Report is as of the date of this filing, and the Company undertakes no duty to update this information. More information about potential factors that could affect the Company's business and financial results is included in the section in this Item 2 entitled "Factors Affecting the Company's Business Operating Results and Financial Condition."

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

Results of Operations

         Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

         Total Revenues. The Company had total revenues of $1,529,217 and $1,945,398 in the three months ended March 31, 2004 and 2003, respectively. The decrease in total revenue was $416,181 for the three months ended March 31, 2004 representing approximately a 21% decrease compared to the total revenue for the three months ended March 31, 2003. Of the $1,529,217 in the three months ended March 31, 2004 and the $1,945,398 in the three months ended March 31, 2003, $1,527,717 and $1,927,783, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001, 5% in January 2004, and the remaining 35% interest in February 2004.

         The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended 2004 decreased by $220,962 from the same period in the prior year, representing approximately 14.9% decrease, due to a decrease in sales of software licenses. Consulting revenue in the three months ended March 31, 2004, decreased by $232,452, from the same period in the prior year, which represented approximately 50.1% decrease, due to lack of requested installation consulting services as a result of the decrease in software licenses sales. Other revenue in the three months ended March 31, 2004 increased by approximately $37,232 from the same period in the prior year.

         Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,920,929 and $2,177,677 in the three months ended March 31, 2004 and 2003, respectively. The total operating expenses in the three months ended March 31, 2004 increased by $743,252 compared to the operating expenses in the three months ended March 31, 2003, representing approximately 34.1% increase. Of the $2,920,929 in the three months ended March 31, 2004 and the $2,177,677 in the three months ended March 31, 2003, Now Solutions accounted for $1,747,321 and $1,651,267, respectively.

         The $743,252 increase was primarily attributable to fees paid to Robert Farias for the $500,000 note payable issued to Now Solutions in February of 2004 and fees paid for various loan extensions. These fees totaled approximately $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for 9 million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004. Also, the cost of the Company's business insurance increased by approximately $80,000. The increase in Now Solutions related to the write-off of organizational cost.

         Goodwill Impairment. In the first quarter of 2004 the Company acquired Stephen Parnes' 5% interest and Arglen's 30% interest in Now Solutions. These transactions resulted in the recognition of $1,760,000 of goodwill. The Company assessed the carrying value of this goodwill for impairment at March 31, 2004 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the this goodwill.

         Interest Expense. The Company had an interest expense of $110,990 and $107,153 for the three months ended March 31, 2004 and 2003, respectively. Interest expense increased in 2004 by $3,837, representing an increase of approximately 3.6%, compared to the same type of expense in three months ended March 31, 2003.

         Minority Interest. In the first quarter of 2004, the Company acquired the minority interest in Now Solutions. As of March 31, 2003, minority interest was $71,632. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions.

         Net Loss. The Company had a net loss of $3,261,776 and $487,812 as of March 31, 2004 and 2003, respectively. Net loss as of March 31, 2004 increased by $2,773,964, representing an increase of approximately 569%. The increase of $2,773,964 was primarily attributable to the combination of a decrease in revenue by $416,181 and an increase of selling, general and administrative expenses by $743,252 and the write-off of goodwill of $1,760,000.

         Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended March 31, 2004 and 2003, respectively.

         Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $3,411,776 and $637,812 for three months ended March 31, 2004 and 2003, respectively. Net loss attributed to common stockholders increased by $2,773,964, representing an increase of approximately 435%, compared to the net loss attributed to common stockholders in the three months ended March 31, 2003.

         Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2004 and 2003, respectively.


Liquidity And Capital Resources

         At March 31, 2004, the Company had non-restricted cash-on-hand of $316,262 and $102,655 of restricted cash-on-hand relating to a letter of credit required by a customer of Now Solutions.

         Net cash generated from operating activities for the three months ended March 31, 2004 was $47,344. This positive cash flow was primarily related to a net loss of $3,261,776 adjusted by total non-cash items of $3,194,875 (including depreciation and amortization of $405,782, the impairment of goodwill of $1,760,000 and expenses paid by the issuance of common stock, warrants and stock options totaling $486,581) and the write-off of the MedData Solutions investment of $135,000, increases in all liabilities items of $393,926 and a decrease in prepaid expenses of $104,752.

         Net cash used in investing activities for the three months ended March 31, 2004 was $894,242, which consisted of the acquisition of the minority interest in Now Solutions totaling $877,000, and the purchase of equipment and software of $17,241.

         Net cash generated from financing activities for the three months ended March 31, 2004 was $825,000, consisting of proceeds from issuing notes payable of approximately $1,100,000. This was partially offset by the repayment of notes payables of $265,000 and the repayment of convertible debentures of $10,000.

         The total change in cash and cash equivalents for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 was a decrease of $1,248,997.

         From 1999 to the acquisition of the minority owners of Now Solutions in February 2004, the Company had been primarily dependent on external cash to support its operations. Until February 2004, the Company had financed its operations through the sale of securities, including common and preferred stock, convertible debts, and notes payable. Since the Company became the 100% owner of Now Solutions, it has been able to fund a substantial portion of its operations internally.

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

       Contractual Obligations        Balance at                         Due in Next Five Years
       Including Now Solutions         03/31/04       2004          2005          2006          2007         2008
       --------------------------------------------------------------------------------------------------------------
       Notes payable                    5,061,482    4,835,982       225,500

       Convertible debts                  450,000       30,000        30,000       390,000

       Operating lease                    558,335      129,468       133,748       140,544        60,852       93,723
                                     --------------------------------------------------------------------------------

       Total                            6,069,817    4,995,450       389,248       530,544        60,852       93,723
                                     ================================================================================

         In November 2001, Parker Mills & Patel, the former general counsel of the Company, made advances of approximately $30,000 to third party venders on behalf of the Company. In exchange, PMP received a 6% promissory note due

January 2002. At December 31, 2003, the outstanding balance of $23,974 was in default. These warrants expired in November 2004. In January 2005, Parker, Mills, and Patel filed a lawsuit to collect the outstanding balance of $23,974 due under the promissory note issued by the Company to Parker, Mills and Patel and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The Company intends to file a response. William Mills, a partner at the law firm, is also a director of the Company.

         In March 2003 the Company issued a note payable to a third party for past due consulting services in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.

         In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell Capital Partners, L.P., and contained a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of March 4, 2005, no debentures have been converted.

         In April 2003, the Company issued $200,000 of convertible debentures to Cornell Capital Partners, L.P. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80% of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $45,000, with contribution to paid-in capital. As of March 4, 2005, no debentures have been converted.

         In April 2003, the Company issued a note payable in the amount of $25,000, bearing interest at 10% per annum, to a consultant of the Company's subsidiary, EnFacet, Inc., for past services rendered. The note was payable in monthly $1,000 installments beginning in May 2003 and was replaced by $2,000 monthly installments beginning in October 2003. The note is in default.

         In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company has pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes, the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,826 (valued using the Black-Scholes valuation model). In connection with these loans, the Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. The warrants were issued at an estimated fair market value of $1,413 (valued using the Black-Scholes valuation model). In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and, in exchange, the Company agreed to issue 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to "piggy back" registration rights and a "lock up" provision. These notes are currently in default.

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

         In August 2003, the Company obtained an extension until November 2003 and waivers of default for two notes of $50,000 and $25,000 issued by the Company to a third party for loans in June and August 2002, respectively. The notes are in default.

         In November 2003, GIS issued a note payable to a third party in the amount of $60,000 bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to the third party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The note is secured by 4,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS. This note is in default.

         In November 2003, GIS issued a note payable to a third party in the amount of $40,000 bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third party in connection with this note. In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The note is secured by 3,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS. $5,000 of this note was not funded until January 2004. This note is in default.

         In December 2003, the Company amended a note payable to a third party lender in the amount of $239,004 bearing interest at 13% per annum and unsecured, which was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third party lender. Pursuant to the extension in December 2003, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. A $65,000 payment was made in December 2002. In March 2003, the note had been amended whereby the Company agreed to pay the interest and expenses responsible by the lender for a third party loan secured on the lender's behalf. The note is in default.

         In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of March 4, 2005, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The Company is currently in default of its obligation to redeem the note.

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

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions was withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerns offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The court dismissed the entire action against Ross and Tinley. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

         In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003 the motion of Ross for reargument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. The motion was granted pursuant to a procedural default. In February 2005, Now Solutions filed a motion to vacate the default and reinstate the counterclaims, which motion is now pending.

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

         The $5.5 million note payable, issued by Now Solutions to Coast and purchased by WAMCO 32, Ltd., was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and
(d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. As of February 28, 2005, the outstanding principal balance due on the $5.5 million note is $1,162,280 and Now Solutions is delinquent on the principal of the note by $267,500. Now Solutions has made all interest payments as of February 28, 2005.

         The Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now

Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions to reduce the monthly interest and loan balance. In September 2003, Now Solutions issued two notes payable to the Company with principal amounts of $215,000 and $435,000, respectively to replace the previous $650,000 note payable. The interest on the notes for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. Pursuant to the terms of the notes, beginning on October 1, 2003 and continuing on the first day of every month thereafter, Now Solutions was required to pay the previous month(s) accrued interest. The principal and all amounts owing under the notes shall be due and payable no later than December 31, 2004; however the outstanding balance on the notes shall become due if either the balance due under the original loan from Coast Business Credit is refinanced by Now Solutions or the successor-in-interest bank to Coast Business Credit permits earlier terms of payment by Now Solutions and agrees to waive any potential default of any of Now Solutions` covenants under the Loan and Security Agreement (the "Coast Loan") between Now Solutions and Coast Business Credit, dated February 28, 2001. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Mr. Weber on the behalf of the Company that were included in Trade Accounts Payable. Mr. Weber had the option to have the Company assign the $215,000 note to Mr. Weber provided that Mr. Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Mr. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Mr. Weber were cancelled. Now Solutions has made all interest payments as of February 28, 2005. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

         In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of Trade Accounts Payable to Mr. Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of February 28, 2005, the Company has made all interest payments. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. This note is in default.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply:
(i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

         In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

         In February 2004, the Company and a third party amended a note payable in the amount of $90,000 dated June 26, 2003, bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows:
Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. This note is in default.

         In February 2004, the Company, on behalf of its subsidiary EnFacet, and a third party amended a note payable in the amount of $350,000 issued by EnFacet bearing interest at 8% per annum and originally due on February 28, 2003. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. This note is in default.

         In February 2004, the Company completed its settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to "lock-up" provisions . This transaction resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue an additional 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

         Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2004 was approximately $11.7 million. Additionally, at March 31, 2004, the Company had negative working capital of approximately $11.3 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The financial statements contain no adjustment for the outcome of this uncertainty.

         Furthermore, the Company is exploring certain opportunities with a number of companies to participate in marketing of its products. The exact results of these opportunities are unknown at this time.


Market Risks

         The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2004, there are no material gains or losses requiring separate disclosure.

Dividends

         The Company had outstanding Series A and C 4% Convertible Cumulative Preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.


Related Party Transactions

         In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

         In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of Trade Accounts Payable to Mr. Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of February 28, 2005, the Company has made all interest payments. Victor Weber is a Director and President of Government Internet Systems, Inc., a subsidiary of the Company.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, Vertical or, at Vertical's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. This note is in default.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply:
(i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

         In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir Corp. to cover any shortfall. Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway (EKG) software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation of Basix1's EKG software. Mr. Kensicki is a Director of GIS and Now Solutions and is also the President of Basix1, Inc.

         In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of March 4, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

         In January 2005, the Company entered into a marketing agreement with CW International, LLC. Mr. Weber is a Director and President of Government Internet Systems, Inc. and a member of CW International, LLC.

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


         Capitalized Software Costs

         Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2004 and 2003, no costs were capitalized.


         Impairment of Long-Lived Assets

         Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2003, the Company determined that there was a $2,873,997 of impairment in goodwill, of which $1,610,524 was located in Now Solutions and $1,263,473 in the Company itself. For the three months ended March 31, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company.


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

         In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.


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


         We Have Historically Incurred Losses and May Continue to Do So in the Future

         We have historically incurred losses. In the three months ended March 31, 2004 and the year ended December 31, 2003, we had net losses applicable to common stockholders of $(3,411,776) and $(7,118,407), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


         The Company's Ability to Continue as a Going Concern Is Dependent on its Ability to Raise Additional Funds and to Establish Profitable Operations.

         The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at March 31, 2004 was approximately $11.7 million. Additionally, at March 31, 2004, the Company had negative working capital of approximately $11.3 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional fund and that if such fund is available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.


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


         We Have a Working Capital Deficit, Which Means That Our Current Assets on March 31, 2004 Were Not Sufficient to Satisfy Our Current Liabilities on that Date

         We had a working capital deficit of approximately $11.3 million at March 31, 2004, which means that our current liabilities exceeded our current assets by approximately $11.3 million. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets at March 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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



ITEM 3. CONTROLS AND PROCEDURES


(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.


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


         In addition, the Company is involved in the following additional ongoing matters:

         In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions was withholding its payments on the remaining $750,000 note that was due in February 2003 against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions has claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. Plaintiff's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. The action concerns offsets of payment on note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001, an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets, and the failure of Gyselen to enforce the offset provisions which caused Coast to declare Now Solutions in default of a loan covenant in 2001 (which has since been cured). In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The court dismissed the entire action against Ross and Tinley. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. Thereafter, in November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

         In March 2003, Ross commenced an action in Supreme Court, Westchester County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the Westchester County Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for reargument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

         In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California

Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

         At December 31, 2003, the Company had non-restricted cash-on-hand of $962,454. Now Solutions' non-restricted cash-on-hand of $954,720 was not available to fund the Company's operations due to a court order obtained by Arglen and bank covenants in connection with legal proceedings concerning Now Solutions. The Company settled with Arglen in December 2003 and when the settlement was completed in February 2004, the Company and Arglen dismissed all claims with respect to one another. As a result, the cash-on-hand of Now Solutions became available to fund the Company's operations.

         In March 2004, Ross commenced an action in the Supreme Court, New York County (New York State) by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions has filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. The motion was granted pursuant to a procedural default. In February 2005, Now Solutions filed a motion to vacate the default and reinstate the counterclaims, which motion is now pending.

         In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of monies to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company:
(i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

         In December 2004, the Company was notified by the Securities Exchanges Commission ("SEC") that the SEC has suspended trading of VCSY common stock pursuant to an Order Filed by the SEC because the Company has been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934 since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form-KSB for the year ended 2003 on January 19, 2005.

         In January 2005, Parker, Mills, and Patel filed a lawsuit to collect the outstanding balance of $23,974 due under the promissory note issued by the Company to Parker, Mills and Patel and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The Company intends to file a response.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants of the Company for services (at a fair-market value of $4,500).

         In January 2004, the Company purchased a 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000). This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in the first quarter of 2004. The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to "piggy-back" registration rights and a "lock-up" provision.

         In January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "lock-up" provision to Wolman, Babbit, and King in connection with legal services provided to the Company.

         In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "lock up" provision.

         In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

         In February 2004, $10,000 of principal from a convertible debenture and $925 in interest was redeemed for a total of $10,925. In July 2004, $20,000 of principal and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. These debentures were originally part of a $100,000 convertible debenture issued in March 2002. The holder of the remaining $10,000 of debentures is a third party.

         In February 2004, 7,500 shares of Series C preferred stock, reserved for an employee under his employment agreement, were cancelled after he terminated his agreement with the Company. The remaining 15,000 preferred C shares were also cancelled since the Company determined not to utilize these shares for any future funding activities for EnFacet. These shares of Series C preferred stock were part of the stock purchase agreement of EnFacet, Inc., as amended. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with the purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement.

         In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model);
(iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         In February 2004, the Company issued to Arglen Acquisitions ("Arglen") 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. These shares were issued in connection with the closing of the Company's settlement with Arglen. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen. Pursuant to the settlement agreement, the Company was also obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the settlement date.

         In February 2004, the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), in connection with the amendment of two promissory notes each for a principal amount of $17,500. The notes were issued in May 2003 in connection with two loans to the Company for an aggregate amount of $30,000. The stock issued to each lender is subject to "piggy back" registration rights and a "lock up" provision.

         In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model).

         During the three months ended March 31, 2004, the Company granted five-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a "lock-up" provision. The stock options were issued in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes valuation model). In addition, Now Solutions entered into agreements with these two employees pursuant to which they are entitled to receive a total of 3% ownership interest of "phantom" stock in Now Solutions. In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company and Now Solutions cancelled 1.5% ownership interest of "phantom" stock.

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.025 per share at a fair market value at the date of issuance of $6,185 (valued using the Black-Scholes valuation model).

         In June 2004, the Company and its subsidiary Now Solutions, agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 unregistered shares of common stock of the Company, vested as follows:
90,000 shares after 30 days from the execution of this agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement. In September 2004, all of the shares vested and were issued (at a fair market value of $5,190).

         In June 2004, the Company issued warrants to WAMCO 32, Ltd to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a fractional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a "lock-up" provision. The fair market value of the warrants was $74,142 (valued using the Black-Scholes valuation model). These warrants were issued in connection with the amendment of the note payable to the successor lender, WAMCO 32, Ltd.

         In June 2004, a third party consultant exercised the warrant to purchase 1,170,424 shares of common stock of the Company at an exercise price of $0.037 per share. The parties also entered into an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 owed by the Company to the consultant.

         In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of February 28, 2005, the Company has made all interest payments. Mr. Weber is the President and a Director of Government Internet Systems, Inc.

         In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 shares of common stock of the Company (at a fair market value of $84,500), subject to Rule 144 Regulation, as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of March 4, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

         In October 2004, GIS and Grant Consultants of America ("GCA") entered into a consulting agreement to provide services concerning government grants. In connection with the agreement, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes valuation model). In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

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

         During the period of January 1 to March 4, 2005, no incentive stock options to purchase shares of common stock of the Company expired.

         During the period of January 1 to March 4, 2005, no non-incentive stock options to purchase shares of common stock of the Company expired.

         During the period of January 1 to March 4, 2005, warrants to purchase 4,971,644 shares of common stock of the Company at a price of $0.011 to $0.35 per share expired.

ITEM 3.  DEFAULT UNDER SENIOR SECURITIES

         The $5.5 million secured promissory note, bearing interest at 9% per annum, issued by Now Solutions to Coast and purchased by WAMCO 32, Ltd., as amended in June 2004, is currently delinquent. The security interest of Now Solutions' assets on the secured promissory note is senior to Now Solutions' present indebtedness to Arglen and Robert Farias. Now Solutions has made all interest payments as of February 28, 2005 but it is $267,501 delinquent in principle payments. The Company has not received a notice of default from WAMCO 32, Ltd. The Company is in discussions with the holder of the note to resolve the outstanding payments.

         The non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September
2004, issued by the Company and Now Solutions to Arglen in connection with the settlement of litigation and the purchase by the Company of Arglen's interest in Now Solutions is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. The note is currently in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company and Now Solutions owe interest and legal fees in addition to the principal outstanding on the note. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

         The interest bearing secured promissory note in the amount of $500,000 providing for payments of $91,500 beginning in October 2004, issued by Now Solutions to Mr. Farias in connection with the loan to Now Solutions is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt. The Company is in discussions with the holder of the note to resolve the outstanding payments. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $84,000 promissory note, bearing interest at 12% per annum, as amended, issued by Enfacet, Inc. to Robert Farias in June 2001 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, and Arglen and the Robert Farias $500,000 promissory note. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $350,000 promissory note, bearing interest at 8% per annum, as amended, issued by Enfacet, Inc. to a third party in August 2001 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, and the Robert Farias $500,000 promissory note.

         The $90,000 promissory note, bearing interest at 10% per annum, as amended, issued by the Company to a third party in June 2003 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, and the Robert Farias $500,000 promissory note.

         The $280,000 promissory note, bearing interest at 12% per annum and issued to Robert Farias on October 31, 2001, as amended by the parties, is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, and Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. The security interest of the Company's SiteFlash technology assets owned by the Company is the only security interest that has been granted by the Company. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

         The $181,584 promissory note, bearing interest at 12% per annum, as amended, issued by the Company to Robert Farias in October 2003 is currently in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is also secured by 10,450,000 shares of the Company's common stock that are owned by MRC to cover any shortfall. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

         In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and contained a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of March 4, 2005, no debentures have been converted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this filing:

Exhibit No.           Description                                              Location
------------------    ------------------------------------------------------   ----------------------------------------------
4.55                  Form of Cashless Exercise Warrant                        Incorporated by reference to Exhibit 4.55 to
                                                                               the Company's Form 10-KSB filed on January 18,
                                                                               2005

10.111                Loan, agreement, between the Company and a third party   Incorporated by reference to Exhibit 10.111 to
                      lender                                                   the Company's Form 10-QSB  for the quarter
                      (a) Term Sheet, dated June 25, 2003                      ended March 31, 2003, filed on June 22, 2004
                      (b)  $90,000 note, dated June 26, 2003
                      (c) Pledge Agreement, dated June 26, 2003

10.112                Loan and Cancellation Agreement, dated July 1, 2003,     Incorporated by reference to Exhibit 10.112 to
                      between the Company and Victor Weber                     the Company's Form 10-QSB for the quarter
                      (a) Term Sheet                                           ended March 31, 2003 filed on June 22, 2004
                      (b) $100,000 Promissory Note
                      (c) $40,000 Promissory Note


10.113                Loan Agreement, dated September 4, 2003, between the
                      Company and Victor Weber                                 Incorporated by reference to Exhibit 10.113 to
                      (a) Term Sheet                                           the Company's Form 10-QSB for the quarter
                      (b) $50,000 Promissory Note                              ended March 31, 2003 filed on June 22, 2004

10.114                $500,000 Farias Loan Agreement between Now Solutions
                      and the Company and Robert Farias, dated February 13,    Incorporated by reference to Exhibit 10.114 to
                      2004                                                     the Company's Form 10-QSB for the quarter
                      (a) Loan Agreement                                       ended March 31, 2003 filed on June 22, 2004
                      (b) Promissory Note, issued by Now Solutions
                      (c) Security Agreement between Robert Farias and Now
                      Solutions
                      (d) Ownership Pledge Agreement between Robert Farias
                      and the Company

Exhibit No.           Description                                              Location
------------------    ------------------------------------------------------   ----------------------------------------------
10.115                Arglen Settlement between Arglen Acquisitions, LLC and
                      the Company                                              Incorporated by reference to Exhibit 10.115 to
                      (a) Arglen Settlement Agreement, dated December 4,       the Company's Form 10-QSB for the quarter
                      2004                                                     ended March 31, 2003 filed on June 22, 2004
                      (b) Promissory Note, dated February 13, 2004, issued
                      by Now Solutions to the Arglen Acquisitions, LLC
                      (c) Security Agreement, dated February 13, 2004

10.116                Employment Agreement between Now Solutions, Inc. and     Incorporated by reference to Exhibit 10.116 to
                      Vertical Computer Systems, Inc. and Sheri Pantermuehl,   the Company's Form 10-QSB for the quarter
                      dated March 1, 2004                                      ended March 31, 2003 filed on June 22, 2004

                      Loan Amendment, dated June 15, 2004 between WAMCO 32
10.117                Ltd. and the Company and Now Solutions                   Incorporated by reference to Exhibit 10.117 to
                      (a) Amendment Number Five to Loan and Security           the Company's Form 10-KSB filed on January 18,
                      Agreement                                                2005
                      (b) Amended and Restated Secured Term Promissory Note

10.118                Weber Loans Amendment, between the Company and Victor    Incorporated by reference to Exhibit 10.118 to
                      Weber, dated September 28, 2004                          the Company's Form 10-KSB filed on January 18,
                                                                               2005

10.119                Amendment to Consulting Agreement and $7,500             Incorporated by reference to Exhibit 10.119 to
                      Promissory Note, between the Company and Stephen         the Company's Form 10-KSB filed on January 18,
                      Rossetti, dated October 12, 2004                         2005


14.1                  Code of Ethics                                           Incorporated by reference to Exhibit 10.119 to
                                                                               the Company's Form 10-KSB filed on January 18,
                                                                               2005

31.1                  Certification of Chief Executive Officer Pursuant        Attached herewith
                      to Section 302 of the Sarbanes-Oxley Act of 2002,
                      dated March 7, 2005

31.2                  Certification of Chief Financial Officer Pursuant to     Attached herewith
                      Section 302 of the Sarbanes-Oxley Act of 2002, dated
                      March 7, 2005

32.1                  Certification of Chief Executive Officer Pursuant        Attached herewith
                      to Section 906 of the Sarbanes-Oxley Act of 2002,
                      dated March 7, 2005

32.2                  Certification of Chief Financial Officer Pursuant to     Attached herewith
                      Section 906 of the Sarbanes-Oxley Act of 2002, dated
                      March 7, 2005

99.1                  Consent Letter dated February 4, 2005, from BDO          Incorporated by reference to Exhibit 99.1
                      Seidman, LLP                                             filed on Form at 8-K/A on February 4, 2005.

         (b)      Reports on Form 8-K:


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

            On January 28, 2005, the Company filed a report on Form 8-K that BDO Seidman, LLP, the Company's auditor, had resigned.

            On January 28, 2005, the Company filed an amended report on Form 8-K/A that BDO Seidman, LLP, the Company's auditor, had resigned.

            On February 4, 2005, the Company filed an amended report on Form 8-K/A that BDO Seidman, LLP, the Company's auditor, had resigned.

            On February 4, 2005, the Company filed a report on Form 8-K that the Company engaged Weaver and Tidwell, L.L.P. as its principal accountant to audit the Company's financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 7, 2005                VERTICAL COMPUTER SYSTEMS, INC.

                                      By: /s/ Richard Wade
                                          -------------------------------------
                                          Richard Wade
                                          President and Chief Executive Officer


                                      By: /s/ Sheri Pantermuehl
                                          -------------------------------------
                                          Sheri Pantermuehl
                                          Chief Financial Officer