Form 10QSB
period 2004-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2005-03-07
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                        For the transition period from to

                         Commission file number 0-28685

                         VERTICAL COMPUTER SYSTEMS, INC.
               --------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                               65-0393635
              --------                               ----------
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
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                             Page

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet (unaudited) as of           3
           June 30, 2004

           Condensed Consolidated Statements of Operations                  5
           (unaudited) for the Three and Six Months Ended June 30,
           2004 and 2003

           Condensed Consolidated Statements of Cash Flows                  6
           (unaudited) for the Six Months Ended June 30, 2004 and
           2003

           Notes to Condensed Consolidated Financial Statements             8

  Item 2.  Management's Discussion and Analysis of Financial               18
           Condition and Results of Operations

  Item 3.  Evaluation of Disclosure Controls and Procedures                36

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                               36

  Item 2.  Changes in Securities and Use of Proceeds                       38

  Item 3.  Defaults Under Senior Securities                                41

  Item 4.  Submission of Matters To A Vote Of Security                     42
           Holders

  Item 5.  Other Information                                               42

  Item 6.  Exhibits and Reports on Form 8-K                                42

  Signatures                                                               45

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                                         June 30,     December 31,
                                                                                           2004           2003
Assets
                                                                                         Unaudited
Current Assets
     Cash                                                                             $    340,273   $    962,454
     Restricted cash                                                                       102,655        102,655
     Securities available for sale                                                           9,128          9,128
     Accounts receivable, net of allowance for bad debts of $ $122,473 and $121,004        515,400        982,281
     Other receivable                                                                       75,085         75,085
     Employee receivables                                                                   19,889         10,912
     Prepaid expenses and other assets                                                      86,237        220,784
                                                                                      ------------   ------------

Total Current Assets                                                                     1,148,668      2,363,299

Property and equipment, net of accumulated depreciation                                    134,328        197,502
Other intangibles, net                                                                   1,435,018      2,051,355
Deposits and other                                                                          14,419            600
                                                                                      ------------   ------------

Total Assets                                                                          $  2,732,432   $  4,612,756
                                                                                      ------------   ------------

Liabilities and Stockholder's Equity/ (Deficit)

Current liabilities
     Accounts payable and accrued liabilities                                         $  5,245,904   $  4,993,437
     Deferred revenue                                                                    2,778,741      2,491,685
     Accrued income taxes                                                                   18,000         18,000
     Current portion - convertible debenture                                                30,000         40,000
     Current portion-notes payable                                                       4,771,482      4,226,482
                                                                                      ------------   ------------

Total current liabilities                                                               12,844,127     11,769,604
     Convertible debenture                                                                 420,000        420,000
     Accrued dividends                                                                   2,013,712      1,713,712
                                                                                      ------------   ------------

Total liabilities                                                                     $ 15,277,839   $ 13,903,316
                                                                                      ------------   ------------

See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet (continued)


Minority interest                                                                       --              --

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
        250,000 shares authorized; 50,000 shares issued and outstanding                 50              50

     Series B 10% Convertible Preferred stock; $0.001 Par Value;
        375,000 shares authorized; 7,200 shares issued and outstanding              45,000          45,000

     Series C 4% Convertible Preferred stock; $100.00 par value;
        200,000 shares authorized; 50,000 shares issued and outstanding            350,000         350,000

     Series D 15% Convertible Preferred stock; $0.001 Par Value;
        300,000 shares authorized; 25,000 shares issued and outstanding            156,250         156,250

     Common Stock; $.00001 par value; 1,000,000,000 shares authorized;
        858,192,725 and 799,272,301 issued and outstanding                           8,583           7,993


     Additional paid-in-capital                                                 27,205,125      26,075,405

     Accumulated deficit                                                       (40,406,693)    (36,065,274)



     Accumulated other comprehensive income                                         96,278         140,016
                                                                              ------------    ------------

Total Stockholders' equity/(deficit)                                           (12,545,407)     (9,290,560)

Total liabilities and stockholders' equity/(deficit)                          $  2,732,432    $  4,612,756

See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations

                                                                   Three months ended June 30,         Six Months ended June 30,
                                                                       2004            2003             2004             2003
                                                                  -------------    -------------    -------------    -------------
Revenues
     Licensing and maintenance                                    $   1,384,835    $   1,327,422    $   2,646,740    $   2,810,289
     Consulting Services                                                196,246          352,503          428,081          816,790
     Other                                                               31,436            9,662           66,912            7,906
                                                                  -------------    -------------    -------------    -------------

Total Revenues                                                        1,612,516        1,689,587        3,141,733        3,634,985

Selling , general and administrative expenses                         2,260,719        2,606,318        5,181,648        4,783,995

Goodwill Impairment                                                          --               --        1,760,000               --
                                                                  -------------    -------------    -------------    -------------

Operating loss                                                         (648,203)        (916,731)      (3,799,915)      (1,149,010)

Interest income                                                             305            2,362            1,232            5,813
Interest expense                                                       (131,745)        (110,363)        (242,736)        (217,516)
                                                                  -------------    -------------    -------------    -------------

Loss before minority interest and income taxes                         (779,643)      (1,024,732)      (4,041,419)      (1,360,713)
                                                                  -------------    -------------    -------------    -------------

Income Tax Provision  (benefit)                                              --           37,406               --          117,606
                                                                  -------------    -------------    -------------    -------------

Loss before minority interest                                          (779,643)      (1,062,138)      (4,041,419)      (1,478,319)
                                                                  -------------    -------------    -------------    -------------

Minority interest in (income) loss of
subsidiary                                                                   --          (25,879)              --          (97,511)
                                                                  -------------    -------------    -------------    -------------

Net loss                                                               (779,643)      (1,088,017)      (4,041,419)      (1,575,830)
                                                                  -------------    -------------    -------------    -------------

Dividend applicable to preferred stock                                 (150,000)        (150,000)        (300,000)        (300,000)

Net loss applicable to common stockholders'                            (929,643)      (1,238,017)   $  (4,341,419)   $  (1,875,830)
                                                                  -------------    -------------    -------------    -------------

Basic and diluted loss per share                                             (0)              (0)   $          (0)   $          (0)
                                                                  -------------    -------------    -------------    -------------

Basic and diluted weighted average                                  857,041,277      772,227,913      844,478,216      761,827,656
                                                                  -------------    -------------    -------------    -------------
      of common shares outstanding

Comprehensive loss and its components consist of the following:

     Net loss                                                     $    (779,643)   $  (1,088,017)   $  (4,041,419)   $  (1,575,830)

     Translation adjustments                                             19,444           63,219           43,738          131,588

                                                                  -------------    -------------    -------------    -------------
     Comprehensive loss                                           $    (760,199)   $  (1,024,798)   $  (3,997,681)   $  (1,444,242)
                                                                  =============    =============    =============    =============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                                          Six months ended June 30
                                                                            2004           2003

Cash flows from operating activities

     Net loss                                                           $(4,041,419)   $(1,575,830)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Minority interest in net income (loss) of Subsidiary                        --         97,511
     Depreciation and amortization                                          707,250        632,689

     Goodwill Impairment                                                  1,760,000             --
     Write-off of MedData Solutions Investment                              135,000             --
     Non employee stock compensation                                        630,815        130,006

     Employee compensation expense                                           83,494             --
     Allowance for bad debts                                                  1,469       (121,307)
     Changes in operating assets and liabilities:
     Accounts receivable                                                    465,412      1,142,039
     Other receivable                                                            (0)       (11,580)
     Receivable from officers and employees                                  (8,977)        (4,171)
     Prepaid expenses                                                       120,728        (93,070)
     Accounts payable and accrued liabilities                               252,468        433,261
     Deferred Revenue                                                       287,056       (142,598)
                                                                        -----------    -----------

Net cash provided by operating activities:                                  393,296        486,950

Cash flow from investing activities:
     Acquisition of minority interest in Now Solutions                     (877,000)            --
     Purchase of equipment                                                  (27,739)       (15,594)
                                                                        -----------    -----------

                                                                        -----------    -----------
Net cash used in investing activities                                      (904,739)       (15,594)


                                                                        -----------    -----------


See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows (Continued)


                                                                                 Six months ended June 30
                                                                                   2004           2003
Cash flow from financing activities:
     Release of pledge of Cash deposit for bank loan                                     --         650,000
     Proceeds from issuance of convertible debentures                                    --         190,000

     Payment of convertible debentures                                              (10,000)             --
     Payment of Note Payable                                                       (555,000)     (1,061,413)
     Proceeds from issuance of Notes Payable                                        500,000         237,845
     Release of restricted cash                                                          --         284,357
                                                                               ------------    ------------

Net cash provided by (used in) financing activities                                 (65,000)        300,789

Effect of changes in exchange rates on cash                                         (43,738)        131,589
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents,                              (622,181)        903,734
Cash and cash equivalents, beginning of period                                      962,454         946,035
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $    340,273    $  1,849,769
                                                                               ============    ============

Supplemental disclosures of cash flow information: Cash paid during the year period:
         Interest                                                              $    100,302    $    217,516
                                                                               ============    ============
     Non-cash investing and financing activities:
        Common stock and debt issued for acquisitions                          $  1,018,000    $         --
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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2004 was approximately $12.5 million. Additionally, at June 30, 2004, the Company had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.8 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. . Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of June 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

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

      During the six months ended June 30, 2004, incentive stock options to purchase 2,200,000 shares of the Company ranging in price from $0.037 to $0.086 per share expired.

      During the six months ended June 30, 2004, non-incentive stock options to purchase 1,500,000 shares of the Company ranging in price from $0.041 to $0.086 per share expired.

      During the six months ended June 30, 2004, warrants to purchase 11,581,344 shares of the common stock of the Company ranging in price from $0.035 to $0.11 per share expired.

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen Acquisitions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is currently in default. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt..

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

      In February 2004, the Company and a third party amended a note payable in the amount of $90,000 dated June 26, 2003, bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In connection with the amendment, the parties also amended the $350,000 note due February 28, 2003. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The note is default.

      In February 2004, the Company, on behalf of its subsidiary EnFacet, and a third party amended a note payable in the amount of $350,000 issued by EnFacet bearing interest at 8% per annum and originally due on February 28, 2003. In connection with the amendment, the parties also amended the $90,000 note issued in June 2003. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note will be payable as follows: once Vertical's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd, Arglen Acquisitions, and Robert Farias in connection with the $500,000 note. The note is default.

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


Note 6 - Stock Options and Warrants

                                                                                           Weighted
                                                                                           Average
                                             Incentive     Non-Statutory                   Exercise
                                            Stock Options  Stock Options    Warrants         Price
                                            ------------   ------------   ------------   ------------

                                            ------------   ------------   ------------   ------------
Outstanding at 12/31/03                       11,090,000      1,500,000    164,775,710   $      0.070
                                            ============   ============   ============   ============

Options/Warrants granted with an exercise
price of $0.01 to $0.03                        5,500,000             --     18,250,000   $      0.019

Options/Warrants exercised                            --             --             --             --

Options/Warrants expired/cancelled             2,200,000      1,500,000     93,515,711   $      0.075

                                            ------------   ------------   ------------   ------------
Outstanding at 6/30/04                        14,390,000             --     89,509,999   $      0.107
                                            ============   ============   ============   ============

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

Information relating to stock options/warrants as June 30, 2004, summarized by exercise price, is as follows:

                                    Warrants/Options Outstanding                  Exercisable
                              ------------------------------------------   ---------------------------
                                              Weighted
                                               Average       Weighted                      Weighted
                                              Remaining       Average                       Average
                                 Number      Contractual     Exercise        Number         Exercise
Exercise Price Per Share      Outstanding    Life (Months)     Price       Exercisable       Price
------------------------------------------   ------------   ------------   ------------   ------------
Incentive Stock Options
$0.01 - $0.09                   14,390,000          24.12   $      0.014      8,890,000   $      0.016
                              ------------   ------------   ------------   ------------   ------------

Non-statutory Stock Options
$0.01 - $0.09                           --             --   $         --             --   $         --
                              ------------   ------------   ------------   ------------   ------------

Warrants
$0.003 - $0.100                 81,925,147          30.28   $      0.099     78,491,814   $      0.099
$0.100 - $0.350                  7,584,852           8.64          0.333      7,584,852          0.333
                              ------------   ------------   ------------   ------------   ------------
                                89,509,999          28.45   $      0.119     86,076,666   $      0.119
                              ------------   ------------   ------------   ------------   ------------

                              ------------   ------------   ------------   ------------   ------------
Grand total                    103,899,999          27.85   $     0.1042     94,966,666   $      0.110
                              ============   ============   ============   ============   ============

The range of assumptions used in Black Scholes options pricing mode in 2004 and 2003 were as follows:

                                         June 30,           December 31,
                                           2004                2003
                                      ----------------    ---------------
Discount rate - bond yield rate          2.98 - 3.90%       2.61 - 3.01%
Volatility                               226 - 236.6%          83 - 187%
Expected life                                 5 years            5 years
Expected dividend yield                            --                 --

Note 7 - Subsequent Events

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

Results of Operations

      Three and Six Month Periods Ended June 30, 2004 Compared To The Three and Six Months Ended June 30, 2003

      Total Revenues. The Company had total revenues of $1,612,516 and $1,689,587 in the three months ended June 30, 2004 and 2003, respectively. The decrease in total revenue was $77,071 for the three months ended June 30, 2004 representing approximately a 4.6% decrease compared to the total revenue for the three months ended June 30, 2003. Of the $1,612,516 in the three months ended June 30, 2004 and the $1,689,587 in the three months ended June 30, 2003 $1,521,190 and $1,645,830, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2004 increased by $57,413 from the same period in the prior year, representing approximately 4.3% increase, due to licensing by the Company of its SiteFlash and ResponseFlash technology compare to no licensing by the Company in the second quarter of 2003. Consulting revenue in the three months ended June 30, 2004, decreased by $156,257 from the same period in the prior year, which represented approximately a 44.3% decrease, due to converting less existing clients from the classic version of Now Solutions emPath software to version 6.2 compared to prior year. Other revenue in the three months ended June 30, 2004 increased by $21,773 from the same period in the prior year, which represented approximately 225% increase.

      The Company had total revenues of $3,141,733 and $3,634,985 in the six months ended June 30, 2004 and 2003, respectively. The decrease in total revenue was $493,252 for the six months ended June 30, 2004 representing a 13.6% decrease compared to the total revenue for the six months ended June 30, 2003. Of the $3,141,733 in the six months ended June 30, 2004 and the $3,634,985 in the six months ended June 30, 2003, $3,044,214 and $3,573,613, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended 2004 decreased by $163,549 from the same period in the prior year, representing approximately a 5.8% decrease, due to selling less new or upgraded software licenses. Consulting revenue in the six months ended June 30, 2004, decreased by $388,709, from the same period in the prior year, which represented approximately a 47.6% decrease, due to implementing fewer new clients and converting fewer existing clients from the classic version of Now Solutions emPath software to version 6.2. Other revenue in the six months ended June 30, 2004 increased by $59,006 from the same period in the prior year, which represented approximately a 746% increase.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,260,719 and $2,606,318 for the three months ended June 30, 2004 and 2003, respectively. The total operating expenses in the three months ended June 30, 2004 decreased by $345,599 compared to the operating expenses in the three months ended June 30, 2003, representing approximately a 13.3% decrease. Of the $2,260,719 in the three months ended June 30, 2004 and the $2,606,318 in the three months ended June 30, 2003, Now Solutions accounted for $1,742,711 and $1,565,985, respectively. The decrease of $345,599 was primarily attributable a reduction in cost associated with obtaining debenture funding and decreases in legal and other professional fees.

      The Company had selling, general and administrative expenses of $5,181,648 and $4,783,995 in the six months ended June 30, 2004 and 2003, respectively. The total operating expenses in the six months ended June 30, 2004 increased by $397,653 compared to the operating expenses in the six months ended June 30, 2003, representing approximately a 8.3% increase. Of the $5,181,648 in the six months ended June 30, 2004 and the $4,783,995 in the six months ended June 30, 2003, Now Solutions accounted for $3,490,031 and $3,217,252, respectively. The $397,653 increase was primarily attributable to fees paid to Robert Farias for the $500,000 note payable issued to Now Solutions in February of 2004 and fees paid for various loan extensions. These fees totaled approximately $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for 9 million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004 as well as its remaining balance of organizational cost. These increases were partially offset by a reduction in cost associated with obtaining debenture funding and decreases in legal and other professional fees in the second quarter.

      Goodwill Impairment. In the first quarter of 2004 the Company acquired Stephen Parnes' 5% interest and Arglen's 30% interest in Now Solutions. These transactions resulted in the recognition of $1,760,000 of goodwill. The Company assessed the carrying value of this goodwill for impairment as March 31, 2004 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the goodwill in the first quarter of 2004.

      Operating Loss. The Company had an operating loss of $648,203 and $916,731 in the three months ended June 30, 2004 and 2003, respectively. The operating loss decreased by $268,528 compared to the operating loss in the three months ended June 30, 2003, representing a decrease of approximately 29.3%. The decrease was primarily attributable to a decrease in the operating expenses of $345,599 as described in the above paragraph (Selling, General and Administrative Expenses) that was partially offset by a decrease in revenues of $77,071.

      The Company had an operating loss of $3,799,915 and $1,149,010 in the six months ended June 30, 2004 and 2003, respectively. The operating loss increased by $2,650,905 compared to the operating loss in the six months ended June 30, 2003, representing an increase of approximately 231%. The increase was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $493,252 and an increase in the operating expenses of $397,653 as described in the above paragraph (Selling, General and Administrative Expenses).

      Interest Expense. The Company had an interest expense of $131,745 and $110,363 for the three months ended June 30, 2004 and 2003, respectively. Interest expense increased in 2004 by $21,383, representing an increase of approximately 19%, compared to the three months ended June 30, 2003. The increase was related to new borrowings.

      The Company had an interest expense of $242,736 and $217,516 for the six months ended June 30, 2004 and 2003, respectively. Interest expense increased in 2004 by $25,220, representing an increase of approximately 11.33%, compared to the six months ended June 30, 2003. The increase was related to new borrowings.

      Minority Interest. In the first quarter of 2004, the Company acquired the minority interest in Now Solutions. The minority interest in Now Solutions net income for the three months ended June 30, 2003 was $25,879. The minority interest was based upon 40% minority ownership in Now Solutions on net profit of Now Solutions. .

      The minority interest in Now Solutions net income for the six months ended June 30, 2003 was $97,511.

      Net Loss. The Company had a net loss of $779,643 and $1,088,017 for the three months ended June 30, 2004 and 2003, respectively. Net loss as of June 30, 2004 decreased by $308,374, representing a decrease of approximately 28.3%. The decrease of $308,374 was primarily attributable to a decrease in the operating expenses of $345,599 as described in the above paragraph (Selling, General and Administrative Expenses) that was partially offset by a decrease in revenues of $77,071.

      The Company had a net loss of $4,041,419 and $1,575,830 for the six months ended June 30, 2004 and 2003, respectively. Net loss as of June 30, 2004 increased by $2,465,589, representing an increase of approximately 156%. The increase of $2,465,589 was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $493,252 and an increase in the operating expenses of $397,653 as described in the above paragraph (Selling, General and Administrative Expenses).

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended June 30, 2004 and 2003, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $300,000 and $300,000 for the six months ended June 30, 2004 and 2003, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $929,643 and $1,238,017 for the three months ended June 30, 2004 and 2003, respectively. Net loss attributed to common stockholders decreased by $308,374, representing a decrease of approximately 25%, compared to the net loss attributed to common stockholders in the three months ended June 30, 2003. The decrease of $308,374 was primarily attributable to a decrease in the operating expenses of $345,599 as described in the above paragraph (Selling, General and Administrative Expenses) that was partially offset by a decrease in revenues of $77,071.

      The Company had a net loss attributed to common stockholders of $4,341,419 and $1,875,830 for the six months ended June 30, 2004 and 2003, respectively. Net loss attributed to common stockholders increased by 2,465,589, representing a decrease of approximately 131%, compared to the net loss attributed to common stockholders in the six months ended June 30, 2003. The increase of $2,465,589 was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $493,252 and an increase in the operating expenses of $397,653 as described in the above paragraph (Selling, General and Administrative Expenses).

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended June 30, 2004 and 2003, respectively. The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2004 and 2003, respectively.

Liquidity And Capital Resources

      At June 30, 2004, the Company had non-restricted cash-on-hand of $340,273 and $102,655 of restricted cash-on-hand relating to a letter of credit required by a customer of Now Solutions.

      Net cash generated from operating activities for the six months ended June 30, 2004 was $393,296. This positive cash flow was primarily related to a net loss of $4,041,419 adjusted by total non-cash items of $3,318,028 (including depreciation and amortization of $707,250, the impairment of goodwill of $1,760,000, expenses paid by the issuance of common stock, warrants and stock options totaling $630,815 and the write-off of the MedData Solutions investment of $135,000), increases in all current liabilities items of $539,524, a decrease in accounts receivables of $465,412 and a decrease in prepaid expenses of $120,728.

      Net cash used in investing activities for the six months ended June 30, 2004 was approximately $1,922,737 which consisted of the acquisition of the minority interests in Now Solutions totaling $1,760,000, the investment in MedData Solutions of $135,000 and of purchase of equipment and software of $27,737.

      Net cash generated from financing activities for the six months ended June 30, 2004 was $535,000, consisting of proceeds from issuing notes payable of approximately $1,100,000. This was partially offset by the repayment of notes payables of $555,000 and the repayment of convertible debentures of $10,000.

      The total change in cash and cash equivalents for the six months ended June 30, 2004 when compared to six months ended June 30, 2003 was a decrease of $1,509,496.

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

                               Balance at                         Due in Next Five Years
Contractual Obligations         06/30/04       2004         2005         2006         2007         2008
----------------------------------------------------------------------------------------------------------
Notes payable                   4,771,482    3,622,882    1,148,600

Convertible debts                 450,000       30,000       30,000      390,000

Operating lease                   509,795       80,928      133,748      140,544       60,852       93,723
                               ----------   ----------   ----------   ----------   ----------   ----------

Total                           5,731,277    3,733,810    1,312,348      530,544       60,852       93,723
                               ==========   ==========   ==========   ==========   ==========   ==========

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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2004 was approximately $12.5 million. Additionally, at June 30, 2004, the Company had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.8 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2004, there are no material gains or losses requiring separate disclosure.

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of March 4, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt..

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2004 and 2003, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2003, the Company determined that there was a $2,873,997 of impairment in goodwill, of which $1,610,524 was located in Now Solutions and $1,263,473 in the Company itself. For the six months ended June 30, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company.

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

      We Have Historically Incurred Losses and May Continue to Do So in the
      Future

      We have historically incurred losses. In the six months ended June 30, 2004 and the year ended December 31, 2003, we had net losses applicable to common stockholders of $(4,341,419) and $(7,118,407), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The Company's Ability to Continue as a Going Concern Is Dependent on its Ability to Raise Additional Funds and to Establish Profitable Operations.

      The accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2003, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at June 30, 2004 was approximately $12.5 million. Additionally, at June 30, 2004, the Company had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.8 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      We Have a Working Capital Deficit, Which Means That Our Current Assets on June 30, 2004 Were Not Sufficient to Satisfy Our Current Liabilities on that Date

      We had a working capital deficit of approximately $11.7 million at June 30, 2004, which means that our current liabilities exceeded our current assets by approximately $11.7 million. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets at June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this filing: Exhibit No. Description Location

Exhibit No.     Description                           Location
-----------     -----------                           --------
4.55            Form of Cashless Exercise Warrant     Incorporated by reference to
                                                      Exhibit 4.55 to the Company's
                                                      Form 10-KSB filed on January 18,
                                                      2005

                Loan, agreement, between the
10.111          Company and a third party lender      Incorporated by reference to
                (a) Term Sheet, dated June 25,        Exhibit 10.111 to the Company's
                2003                                  Form 10-QSB  for the quarter
                (b)  $90,000 note, dated June 26,     ended March 31, 2003, filed on
                2003                                  June 22, 2004
                (c) Pledge Agreement, dated June
                26, 2003


                Loan and Cancellation Agreement,
10.112          dated July 1, 2003, between the       Incorporated by reference to
                Company and Victor Weber              Exhibit 10.112 to the Company's
                                                      Form 10-QSB for the quarter
                (a) Term Sheet                        ended March 31, 2003 filed on
                (b) $100,000 Promissory Note          June 22, 2004
                (c) $40,000 Promissory Note
                Loan Agreement, dated September
10.113          4, 2003, between the Company and      Incorporated by reference to
                Victor Weber                          Exhibit 10.113 to the Company's
                                                      Form 10-QSB for the quarter
                (a) Term Sheet                        ended March 31, 2003 filed on
                                                      June 22, 2004
                (b) $50,000 Promissory Note



Exhibit No.     Description                           Location
-----------     -----------                           --------

10.114          $500,000 Farias Loan Agreement
                between Now Solutions and the         Incorporated by reference to
                Company and Robert Farias, dated      Exhibit 10.114 to the Company's
                February 13, 2004                     Form 10-QSB for the quarter
                (a) Loan Agreement                    ended March 31, 2003 filed on
                (b) Promissory Note, issued by        June 22, 2004
                Now Solutions
                (c) Security Agreement between
                Robert Farias and Now Solutions
                (d) Ownership Pledge Agreement
                between Robert Farias and the
                Company

10.115          Arglen Settlement between Arglen      Incorporated by reference to
                Acquisitions, LLC and the Company     Exhibit 10.115 to the Company's
                                                      Form 10-QSB for the quarter
                (a) Arglen Settlement Agreement,      ended March 31, 2003 filed on
                dated December 4, 2004                June 22, 2004
                (b) Promissory Note, dated
                February 13, 2004, issued by Now
                Solutions to the Arglen
                Acquisitions, LLC
                (c) Security Agreement, dated
                February 13, 2004

10.116          Employment Agreement between Now      Incorporated by reference to
                Solutions, Inc. and Vertical          Exhibit 10.116 to the Company's
                Computer Systems, Inc. and Sheri      Form 10-QSB for the quarter
                Pantermuehl, dated March 1, 2004      ended March 31, 2003 filed on
                                                      June 22, 2004
                Loan Amendment, dated June 15,
10.117          2004 between WAMCO 32 Ltd. and        Incorporated by reference to
                the Company and Now Solutions         Exhibit 10.117 to the Company's
                                                      Form 10-KSB filed on January 18,
                (a) Amendment Number Five to Loan     2005
                and Security Agreement
                (b) Amended and Restated Secured
                Term Promissory Note

10.118          Weber Loans Amendment, between        Incorporated by reference to
                the Company and Victor Weber,         Exhibit 10.118 to the Company's
                dated September 28, 2004              Form 10-KSB filed on January 18,
                                                      2005

10.119          Amendment to Consulting Agreement     Incorporated by reference to
                and $7,500 Promissory Note,           Exhibit 10.119 to the Company's
                between the Company and Stephen       Form 10-KSB filed on January 18,
                Rossetti, dated October 12, 2004      2005

14.1            Code of Ethics                        Incorporated by reference to
                                                      Exhibit 10.119 to the Company's
                                                      Form 10-KSB filed on January 18,
                                                      2005

31.1            Certification of Chief                Attached herewith
                Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley
                Act of 2002, dated March 7, 2005

31.2            Certification of Chief Financial      Attached herewith
                Officer Pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002,
                dated March 7, 2005



32.1            Certification of Chief                Attached herewith
                Executive Officer Pursuant to
                Section 906 of the Sarbanes-Oxley
                Act of 2002, dated March 7, 2005

32.2            Certification of Chief Financial      Attached herewith
                Officer Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002,
                dated March 7, 2005

99.1            Consent Letter dated February 4,      Incorporated by reference to
                2005, from BDO Seidman, LLP           Exhibit 99.1 filed on Form at
                                                      8-K/A on February 4, 2005.


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