Form 10QSB
period 2004-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2005-03-08
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                           201 MAIN STREET, SUITE 1455
                              FORT WORTH, TX 76102
                    -----------------------------------------
                    (FORMER ADDRESS OF SMALL BUSINESS ISSUER)

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

PART I FINANCIAL INFORMATION                                                PAGE

  Item 1.     Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheet
              (unaudited) as of September 30, 2004                             3

              Condensed Consolidated Statements of
              Operations (unaudited) for the Three and Nine
              Months Ended September 30, 2004 and 2003                         5

              Condensed Consolidated Statements of Cash
              Flows (unaudited) for the Nine Months Ended
              September 30, 2004 and 2003                                      6

              Notes to Condensed Consolidated Financial Statements             8

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   18

  Item 3.     Evaluation of Disclosure Controls and
              Procedures                                                      36

PART II OTHER INFORMATION

  Item 1.     Legal Proceedings                                               36

  Item 2.     Changes in Securities and Use of Proceeds                       38

  Item 3.     Defaults Under Senior Securities                                41

  Item 4.     Submission of Matters To A Vote Of Security
              Holders                                                         42

  Item 5.     Other Information                                               42

  Item 6.     Exhibits and Reports on Form 8-K                                42

Signatures                                                                    45

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       September 30,    December 31,
                                                                                          2004             2003
                                                                                       Unaudited
Assets

Current Assets
     Cash                                                                              $    41,663      $   962,454
     Restricted cash                                                                            --          102,655
     Securities available for sale                                                           9,128            9,128
     Accounts receivable, net of allowance for bad debts of $129,973 and $121,004          613,897          982,281
     Other receivable                                                                       75,085           75,085
     Employee receivables                                                                   19,481           10,912
     Prepaid expenses and other assets                                                      39,091          220,784
                                                                                       -----------      -----------

Total Current Assets                                                                       798,345        2,363,299

Property and equipment, net of accumulated depreciation                                    116,135          197,502
Other intangibles, net                                                                   1,195,988        2,051,355
Deposits and other                                                                          10,372              600
                                                                                       -----------      -----------

Total Assets                                                                           $ 2,120,840      $ 4,612,756
                                                                                       -----------      -----------

Liabilities and Stockholder's Equity/ (Deficit)

Current liabilities
     Accounts payable and accrued liabilities                                          $ 5,562,620      $ 4,993,437
     Deferred revenue                                                                    2,280,241        2,491,685
     Accrued income taxes                                                                   18,000           18,000
     Current portion - convertible debenture                                                10,000           40,000
     Current portion-notes payable                                                       4,702,399        4,226,482
                                                                                       -----------      -----------

Total current liabilities                                                               12,573,260       11,769,604

     Convertible debenture                                                                 420,000          420,000
     Accrued dividends                                                                   2,163,712        1,713,712
                                                                                       -----------      -----------

Total liabilities                                                                       15,156,972       13,903,316
                                                                                       -----------      -----------

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                                   September 30,     December 31,
                                                                                      2004               2003
Minority interest                                                                          --                 --

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                       50                 50

     Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
     Shares authorized; 7,200 shares issued and outstanding                            45,000             45,000

     Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
     shares authorized; 50,000 shares issued and outstanding                          350,000            350,000

     Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
     Shares authorized; 25,000 shares issued and outstanding                          156,250            156,250

     Common Stock; $.00001 par value; 1,000,000,000 shares authorized
     861,268,895 and 799,272,301 issued and outstanding                                 8,613              7,993

     Additional paid-in-capital                                                    27,251,371         26,075,405

     Accumulated deficit                                                          (40,964,146)       (36,065,274)

     Accumulated other comprehensive income                                           116,730            140,016
                                                                                 ------------       ------------

Total Stockholders' deficit                                                       (13,036,133)        (9,290,560)

Total liabilities and stockholders' deficit                                      $  2,120,840       $  4,612,756

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations

                                                      Three months ended September 30,      Nine Months ended September 30,
                                                         2004               2003               2004               2003
                                                     -------------      -------------      -------------      -------------
Revenues

     Licensing and maintenance                       $   1,321,251      $   1,198,294      $   3,967,991      $   4,008,583
     Consulting Services                                   140,848            278,803            568,929          1,095,593
     Other                                                  33,552               (278)           100,464              7,628
                                                     -------------      -------------      -------------      -------------

Total Revenues                                           1,495,651          1,476,819          4,637,384          5,111,804

Selling , general and administrative expenses            1,785,454          2,396,890          6,967,102          7,180,884

Goodwill Impairment                                             --                 --          1,760,000                 --
                                                     -------------      -------------      -------------      -------------

Operating loss                                            (289,804)          (920,071)        (4,089,718)        (2,069,080)

Interest income                                                619              1,582              1,851              7,394
Interest expense                                          (118,270)           (78,825)          (361,005)          (296,340)
                                                     -------------      -------------      -------------      -------------

Loss before minority interest and income taxes            (407,455)          (997,314)        (4,448,873)        (2,358,026)
                                                     -------------      -------------      -------------      -------------

Income Tax Provision  (benefit)                                 --           (105,588)                --             12,018
                                                     -------------      -------------      -------------      -------------

Loss before minority interest                             (407,455)          (891,726)        (4,448,873)        (2,370,044)
                                                     -------------      -------------      -------------      -------------

Minority interest in (income) loss of subsidiary                --             78,158                 --            (19,353)
                                                     -------------      -------------      -------------      -------------

Net loss                                                  (407,455)          (813,568)        (4,448,873)        (2,389,398)
                                                     -------------      -------------      -------------      -------------

Dividend applicable to preferred stock                    (150,000)          (150,000)          (450,000)          (450,000)

Net loss applicable to common stockholders'          $    (557,455)     $    (963,568)     $  (4,898,873)     $  (2,839,398)
                                                     -------------      -------------      -------------      -------------

Basic and diluted loss per share                                (0)                (0)     $          (0)     $          (0)
                                                     -------------      -------------      -------------      -------------

Basic and diluted weighted average                     859,242,188        796,806,691        849,435,463        773,615,464
      of common shares outstanding                   -------------      -------------      -------------      -------------

Comprehensive loss and its components
   consist of the following:

     Net loss                                        $    (407,455)     $    (813,568)     $  (4,448,873)     $  (2,389,398)
                                                     -------------      -------------      -------------      -------------

     Translation adjustments                               (20,452)            (9,963)            23,286            121,625
                                                     -------------      -------------      -------------      -------------

     Comprehensive loss                              $    (427,907)     $    (823,531)     $  (4,425,587)     $  (2,267,773)
                                                     =============      =============      =============      =============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                               Nine Months Ended September 30,
                                                                    2004             2003

Cash flows from operating activities

      Net loss                                                 $(4,448,873)     $(2,389,398)
Adjustments to reconcile net loss to net cash
  Provided by operating activities:
      Minority interest in net income (loss) of Subsidiary              --           19,353
      Depreciation and amortization                                967,194          954,483
      Goodwill Impairment                                        1,760,000               --
      Write-off of MedData Solutions Investment                    135,000               --
      Non employee stock compensation                              675,092          180,006
      Employee compensation expense                                 83,494               --
      Allowance for bad debts                                        8,969         (116,435)
      Changes in operating assets and liabilities:
      Accounts receivable                                          359,415        1,562,445
      Other receivable                                                  (0)         (11,580)
      Receivable from officers and employees                        (8,569)           7,000
      Prepaid expenses                                             171,921         (106,558)
      Accounts payable and accrued liabilities                     569,183          665,562
      Deferred Revenue                                            (211,444)        (529,672)
                                                               -----------      -----------

Net cash provided by operating activities:                          61,382          235,206

See accompanying notes to condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                             Nine Months Ended September 30,
                                                                2004             2003
Cash flow from investing activities:
      Acquisition of minority interest in Now Solutions        (877,000)              --

      Purchase of equipment                                     (30,459)         (21,077)
                                                            -----------      -----------

Net cash used in investing activities                          (907,459)         (21,077)

Cash flow from financing activities:

      Release of pledge of Cash deposit for bank loan                --          650,000

      Proceeds from issuance of convertible debentures               --          190,000

      Payment of convertible debentures                         (10,000)              --
      Payment of Note Payable                                  (644,083)      (1,336,413)

      Proceeds from issuance of Notes Payable                   500,000          287,845

      Release of restricted cash                                102,655          284,357
                                                            -----------      -----------

Net cash provided by (used in) financing activities             (51,428)          75,789

Effect of changes in exchange rates on cash                     (23,286)         121,625
                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents,          (920,791)         411,543
Cash and cash equivalents, beginning of period                  962,454          946,035
                                                            -----------      -----------
Cash and cash equivalents, end of period                    $    41,663      $ 1,357,578
                                                            ===========      ===========

Supplemental  disclosures  of cash flow  information:
      Cash paid during the year period:
          Interest                                          $   145,395      $   193,353
                                                            ===========      ===========
      Non-cash investing and financing activities:
         Common stock and debt issued for acquisitions      $ 1,018,000      $        --
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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2004 was approximately $13 million. Additionally, at September 30, 2004, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of approximately $2.3 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In July 2004, $20,000 of remaining principal from a convertible debenture and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. This conversion was in connection with a $100,000 debenture issued in March 2002. As of March 4, 2005, $10,000 of remaining principal of the debenture is outstanding.

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

      During the nine months ended September 30, 2004, incentive stock options to purchase 2,200,000 shares of the Company ranging in price from $0.037 to $0.086 per share expired.

      During the nine months ended September 30, 2004, non-incentive stock options to purchase 1,500,000 shares of the Company ranging in price from $0.041 to $0.086 per share expired.

      During the nine months ended September 30, 2004, warrants to purchase 13,412,447 shares of common stock of the Company at a price of $0.22 to $0.35 per share expired.

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

NOTE 6 - STOCK OPTIONS & WARRANTS

                                                                                                   Weighted
                                            Incentive         Non-Statutory                        Average
                                          Stock Options       Stock Options        Warrants     Exercise Price
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------
Outstanding at 12/31/03                    11,090,000          1,500,000        164,775,710        $     0.070
                                          ====================================================================

Options/Warrants granted with an
exercise price of $0.01 to $0.03            5,500,000                 --         18,250,000        $     0.019

Options/Warrants exercised                         --                 --                 --                 --

Options/Warrants expired/cancelled          6,200,000          1,500,000         95,363,481        $     0.074
                                          --------------------------------------------------------------------
Outstanding at 9/30/04                     10,390,000                 --         87,662,229        $     0.105
                                          ====================================================================

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

(2) The Company cancelled incentive stock options to purchase 1,500,000 shares of common stock issued to an employee of Now Solutions due to the employee terminating in September 2004.

Information relating to stock options/warrants as September 30, 2004, summarized by exercise price, is as follows:

                                                     Warrants/Options Outstanding                        Exercisable
                                           ----------------------------------------------        ----------------------------
                                                             Weighted
                                                              Average           Weighted                             Weighted
                                                             Remaining           Average                              Average
                                              Number        Contractual         Exercise            Number           Exercise
Exercise Price Per Share                   Outstanding     Life (Months)          Price          Exercisable           Price
-------------------------------------      ----------        ----------        ----------        ----------        ----------

Incentive Stock Options
$0.01 - $0.09                              10,390,000             21.71        $    0.012         6,390,000        $    0.012
                                           ----------        ----------        ----------        ----------        ----------

Non-statutory Stock Options
$0.01 - $0.09                                      --                --        $       --                --        $       --
                                           ----------        ----------        ----------        ----------        ----------

Warrants
$0.003 - $0.100                            80,813,742             27.61        $    0.094        79,097,075        $    0.094
$0.100 - $0.350                             6,848,487              6.21             0.337         6,848,487             0.337
                                           ----------        ----------        ----------        ----------        ----------
                                           87,662,229             25.94        $    0.113        85,945,562        $    0.114
                                           ==========        ==========        ==========        ==========        ==========

                                           ----------        ----------        ----------        ----------        ----------
Grand total                                98,052,229             25.49        $   0.1026        92,335,562        $    0.107
                                           ==========        ==========        ==========        ==========        ==========

The range of assumptions used in Black Scholes options pricing mode in 2004 and 2003 were as follows:

                                          September 30,        December 31,
                                               2004                2003
                                         -----------------    ---------------
Discount rate - bond yield rate              2.98 - 3.90%       2.61 - 3.01%
Volatility                                   226 - 236.6%          83 - 187%
Expected life                                     5 years            5 years
Expected dividend yield                                --                 --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements and Notes of Vertical Computer Systems, Inc. and Subsidiaries included in Item 1, and the cautionary statements and risk factors included in this Item of this Report.

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

      RESULTS OF OPERATIONS

            THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

      TOTAL REVENUES. The Company had total revenues of $1,495,651 and $1,476,819 in the three months ended September 30, 2004 and 2003, respectively. The increase in total revenue was $18,832 for the three months ended September 30, 2004 representing approximately a 1.3% increase compared to the total revenue for the three months ended September 30, 2003. Of the $1,495,651 in the three months ended September 30, 2004 and the $1,476,819 in the three months ended September 30, 2003 $1,479,923 and $1,472,319, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended September 30, 2004 increased by $122,957 from the same period in the prior year, representing approximately 10.3% increase, due to Now Solutions promoting its Employee Self Service module in the third quarter of 2004 and Now Solutions normal increase in maintenance rates. Consulting revenue in the three months ended September 30, 2004, decreased by $137,955 from the same period in the prior year, which represented approximately a 44.3% decrease, due to converting less existing clients from the classic version of Now Solutions software to the emPath(TM) version compared to prior year. Other revenue in the three months ended September 30, 2004 increased by $33,830 from the same period in the prior year.

      The Company had total revenues of $4,637,384 and $5,111,804 in the nine months ended September 30, 2004 and 2003, respectively. The decrease in total revenue was $474,420 for the nine months ended September 30, 2004 representing a 9.3% decrease compared to the total revenue for the nine months ended September 30, 2003. Of the $4,637,384 in the nine months ended September 30, 2004 and the $5,111,804 in the nine months ended September 30, 2003, $4,530,589 and $5,045,932, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the nine months ended 2004 decreased by $40,592 from the same period in the prior year, representing approximately a 1% decrease, due to selling less new or upgraded software licenses. Consulting revenue in the nine months ended September 30, 2004, decreased by approximately $526,664, from the same period in the prior year, which represented approximately a 48.1% decrease, due to implementing fewer new clients and converting fewer existing clients from the classic version of Now Solutions software to the emPath(TM) version. Other revenue in the nine months ended September 30, 2004 increased by $92,836 from the same period in the prior year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company had selling, general and administrative expenses of $1,785,454 and $2,396,890 for the three months ended September 30, 2004 and 2003, respectively. The total operating expenses in the three months ended September 30, 2004 decreased by $611,436 compared to the operating expenses in the three months ended September 30, 2003, representing approximately a 25.5% decrease. Of the $1,785,454 in the three months ended September 30, 2004 and the $2,396,890 in the three months ended September 30, 2003, Now Solutions accounted for $1,390,495 and $1,707,112, respectively. The decrease of $611,436 was primarily attributable a reduction in salary and related costs and decreases in legal and other professional fees.

      The Company had selling, general and administrative expenses of $6,967,102 and $7,180,884 in the nine months ended September 30, 2004 and 2003, respectively. The total operating expenses in the nine months ended September 30, 2004 decreased by $213,782 compared to the operating expenses in the nine months ended September 30, 2003, representing approximately a 3% decrease. Of the $6,967,102 in the nine months ended September 30, 2004 and the $7,180,884 in the nine months ended September 30, 2003, Now Solutions accounted for $4,880,526 and $4,924,365, respectively. The $213,782 decrease was primarily attributable to a reduction in cost associated with obtaining debenture funding and decreases in salaries and related expenses and decreases in legal and other professional fees These decreases were partially offset by fees paid to Robert Farias for the $500,000 note payable issued to Now Solutions in February of 2004 and fees paid for various loan extensions. These fees totaled approximately $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for 9 million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004 as well as its remaining balance of organizational cost.

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

      OPERATING LOSS. The Company had an operating loss of $289,804 and $920,071 in the three months ended September 30, 2004 and 2003, respectively. The operating loss decreased by $630,267 compared to the operating loss in the three months ended September 30, 2003, representing a decrease of approximately 68.5%. The decrease was primarily attributable to a decrease in the operating expenses of $611,436 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had an operating loss of $4,089,718 and $2,069,080 in the nine months ended September 30, 2004 and 2003, respectively. The operating loss increased by $2,020,638 compared to the operating loss in the nine months ended September 30, 2003, representing an increase of approximately 98%. The increase was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $474,420. These were partially offset by a decrease in the operating expenses of $213,782 as described in the above paragraph (Selling, General and Administrative Expenses).

      INTEREST EXPENSE. The Company had an interest expense of $118,270 and $78,825 for the three months ended September 30, 2004 and 2003, respectively. Interest expense increased in 2004 by $39,445, representing an increase of approximately 50%, compared to the three months ended September 30, 2003. The increase was related to new borrowings.

      The Company had an interest expense of $361,005 and $296,340 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense increased in 2004 by $64,665, representing an increase of approximately 21.8%, compared to the nine months ended September 30, 2003. The increase was related to new borrowings.

      MINORITY INTEREST. In the first quarter of 2004, the Company acquired the minority interest in Now Solutions. The minority interest in Now Solutions net loss for the three months ended September 30, 2003 was $78,158. The minority interest was based upon 40% minority ownership in Now Solutions on net profit or loss of Now Solutions. .

      The minority interest in Now Solutions net income for the nine months ended September 30, 2003 was $19,353.

      NET LOSS. The Company had a net loss of $407,455 and $813,568 for the three months ended September 30, 2004 and 2003, respectively. Net loss as of September 30, 2004 decreased by $406,113, representing a decrease of approximately 50%. The decrease of $406,113 was primarily attributable to a decrease in the operating expenses of $611,436 as described in the above paragraph (Selling, General and Administrative Expenses) that was partially offset by an increase in interest expense. Also, in the third quarter of 2003, the Company was favorably impacted by a reversal of Now Solutions tax provision and a reduction in minority interest as a result of Now Solutions loss in the quarter.

      The Company had a net loss of $4,448,873 and $2,389,398 for the nine months ended September 30, 2004 and 2003, respectively. Net loss as of September 30, 2004 increased by approximately $2,059,475, representing an increase of approximately 86.2%. The increase of $2,059,475 was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $474,420. These were partially offset by a decrease in the operating expenses of $213,782 as described in the above paragraph (Selling, General and Administrative Expenses).

      DIVIDENDS APPLICABLE TO PREFERRED STOCK. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended September 30, 2004 and 2003, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $450,000 and $450,000 for the nine months ended September 30, 2004 and 2003, respectively.

      NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. The Company had a net loss attributed to common stockholders of $557,455 and $963,568 for the three months ended September 30, 2004 and 2003, respectively. Net loss attributed to common stockholders decreased by $406,113, representing a decrease of approximately 42.1%, compared to the net loss attributed to common stockholders in the three months ended September 30, 2003. The decrease of $406,113 was primarily attributable to a decrease in the operating expenses of $611,436 as described in the above paragraph (Selling, General and Administrative Expenses) that was partially offset by an increase in interest expense. Also, in the third quarter of 2003, the Company was favorably impacted by a reversal of Now Solutions tax provision and a reduction in minority interest as a result of Now Solutions loss in the quarter.

      The Company had a net loss attributed to common stockholders of $4,898,873 and $2,839,398 for the nine months ended September 30, 2004 and 2003, respectively. Net loss attributed to common stockholders increased by $2,059,475, representing a decrease of approximately 72.5%, compared to the net loss attributed to common stockholders in the nine months ended September 30, 2003. The increase of $2,059,475 was primarily attributable to the write-off of goodwill associated with acquiring the minority interest in Now Solutions, a decrease in revenues of $474,420. These were partially offset by a decrease in the operating expenses of $213,782 as described in the above paragraph (Selling, General and Administrative Expenses).

      NET LOSS PER SHARE. The Company had a net loss per share of $0.00 and $0.00 for the three months ended September 30, 2004 and 2003, respectively. The Company had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, the Company had non-restricted cash-on-hand of $41,663 and no restricted cash..

      Net cash generated from operating activities for the nine months ended September 30, 2004 was $61,382. This positive cash flow was primarily related to a net loss of $4,448,873 adjusted by total non-cash items of $3,627,749 (including depreciation and amortization of $967,194, the impairment of goodwill of $1,760,000, expenses paid by the issuance of common stock, warrants and stock options totaling $675,092 and the write-off of the MedData Solutions investment of $135,000), increases in all current liabilities items of $357,740, a decrease in accounts receivables of $359,415 and a decrease in prepaid expenses of $171,921.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $907,459 which consisted of the acquisition of the minority interests in Now Solutions totaling $877,000, and purchase of equipment and software of $30,459.

      Net cash used in financing activities for the nine months ended September 30, 2004 was $51,428, consisting of proceeds from issuing notes payable of $500,000. This was partially offset by the repayment of notes payables of $644,083 and the repayment of convertible debentures of $10,000.

      The total change in cash and cash equivalents for the nine months ended September 30, 2004 when compared to nine months ended September 30, 2003 was a decrease of $1,315,915.

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

                                      Balance at                                    Due in Next Five Years
       Contractual Obligations         09/30/04          2004             2005               2006             2007             2008
       -----------------------------------------------------------------------------------------------------------------------------
       Notes payable                  4,702,399        3,553,799        1,148,600
       Convertible debts                430,000           10,000           30,000          390,000
       Operating lease                  466,485           32,417          136,138          143,138           61,069           93,723
                                      ----------------------------------------------------------------------------------------------
       Total                          5,598,884        3,596,216        1,314,738          533,138           61,069           93,723
                                      ==============================================================================================

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

      In August 2003, the Company obtained an extension and waiver of default for a $50,000 note issued by the Company to a third party in June 2002. Pursuant to the waiver, the Company's payment obligations were amended so that the Company was required to begin making monthly installment payments of $7,500 beginning on November 15, 2003 until the balance under the note has been paid. This note is in default.

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

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2004 was approximately $13 million. Additionally, at September 30, 2004, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of approximately $2.3 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

MARKET RISKS

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2004, there are no material gains or losses requiring separate disclosure.

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

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of January 17, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

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

      CAPITALIZED SOFTWARE COSTS

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2004 and 2003, no costs were capitalized.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2003, the Company determined that there was a $2,873,997 of impairment in goodwill, of which $1,610,524 was located in Now Solutions and $1,263,473 in the Company itself. For the nine months ended September 30, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company.

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

      WE HAVE  HISTORICALLY  INCURRED  LOSSES AND MAY  CONTINUE  TO DO SO IN THE
      FUTURE

      We have historically incurred losses. In the nine months ended September 30, 2004 and the year ended December 31, 2003, we had net losses applicable to common stockholders of $(4,898,873) and $(7,118,407), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON ITS ABILITY TO RAISE ADDITIONAL FUNDS AND TO ESTABLISH PROFITABLE OPERATIONS.

      The accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at September 30, 2004 was approximately $13 million. Additionally, at September 30, 2004, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of approximately $2.3 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2004, WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of approximately $11.8 million at September 30, 2004, which means that our current liabilities exceeded our current assets by approximately $11.8 million. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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

      In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel. The note is currently delinquent.

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

      In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500) as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of March 4, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this filing:

EXHIBIT NO.   DESCRIPTION                                  LOCATION
-----------   ------------------------------------------   ---------------------

4.55          Form of Cashless Exercise Warrant            Incorporated by
                                                           reference to Exhibit
                                                           4.55 to the Company's
                                                           Form 10-KSB filed on
                                                           January 18, 2005

10.111        Loan, agreement, between the Company         Incorporated by
              and a third party lender                     reference to Exhibit
                                                           10.111 to the
              (a) Term Sheet, dated June 25, 2003          Company's Form 10-QSB
                                                           for the quarter ended
              (b) $90,000 note, dated June 26,             March 31, 2003, filed
                  2003                                     on June 22, 2004

              (c) Pledge Agreement, dated June 26,
                  2003

10.112        Loan and Cancellation Agreement,             Incorporated by
              dated July 1, 2003, between the              reference to Exhibit
              Company and Victor Weber                     10.112 to the
                                                           Company's Form 10-QSB
              (a) Term Sheet                               for the quarter ended
                                                           March 31, 2003 filed
              (b) $100,000 Promissory Note                 on June 22, 2004

              (c) $40,000 Promissory Note

10.113        Loan Agreement, dated September 4,           Incorporated by
              2003, between the Company and Victor         reference to Exhibit
              Weber                                        10.113 to the
                                                           Company's Form 10-QSB
              (a) Term Sheet                               for the quarter ended
                                                           March 31, 2003 filed
              (b) $50,000 Promissory Note                  on June 22, 2004

EXHIBIT NO.   DESCRIPTION                                  LOCATION
-----------   ------------------------------------------   ---------------------

10.114        $500,000 Farias Loan Agreement               Incorporated by
              between Now Solutions and the                reference to Exhibit
              Company and Robert Farias, dated             10.114 to the
              February 13, 2004                            Company's Form 10-QSB
                                                           for the quarter ended
              (a) Loan Agreement                           March 31, 2003 filed
                                                           on June 22, 2004
              (b) Promissory Note, issued by Now
                  Solutions

              (c) Security Agreement between
                  Robert Farias and Now Solutions

              (d) Ownership Pledge Agreement
                  between Robert Farias and the
                  Company

10.115        Arglen Settlement between Arglen             Incorporated by
              Acquisitions, LLC and the Company            reference to Exhibit
                                                           10.115 to the
              (a) Arglen Settlement Agreement,             Company's Form 10-QSB
                  dated December 4, 2004                   for the quarter ended
                                                           March 31, 2003 filed
              (b) Promissory Note, dated February          on June 22, 2004
                  13, 2004, issued by Now Solutions to
                  the Arglen Acquisitions, LLC

              (c) Security Agreement, dated
                  February 13, 2004

10.116        Employment Agreement between Now             Incorporated by
              Solutions, Inc. and Vertical                 reference to Exhibit
              Computer Systems, Inc. and Sheri             10.116 to the
              Pantermuehl, dated March 1, 2004             Company's Form 10-QSB
                                                           for the quarter ended
                                                           March 31, 2003 filed
                                                           on June 22, 2004

10.117        Loan Amendment, dated June 15, 2004          Incorporated by
              between WAMCO 32 Ltd. and the                reference to Exhibit
              Company and Now Solutions                    10.117 to the
                                                           Company's Form 10-KSB
              (a) Amendment Number Five to Loan            filed on January 18,
                  and Security Agreement                   2005

              (b) Amended and Restated Secured
                  Term Promissory Note

10.118        Weber Loans Amendment, between the           Incorporated by
              Company and Victor Weber, dated              reference to Exhibit
              September 28, 2004                           10.118 to the
                                                           Company's Form 10-KSB
                                                           filed on January 18,
                                                           2005

10.119        Amendment to Consulting Agreement            Incorporated by
              and $7,500 Promissory Note, between          reference to Exhibit
              the Company and Stephen Rossetti,            10.119 to the
              dated October 12, 2004                       Company's Form 10-KSB
                                                           filed on January 18,
                                                           2005

14.1          Code of Ethics                               Incorporated by
                                                           reference to Exhibit
                                                           10.119 to the
                                                           Company's Form 10-KSB
                                                           filed on January 18,
                                                           2005

31.1          Certification of Chief Executive             Attached herewith
              Officer Pursuant to Section 302 of
              the Sarbanes-Oxley Act of 2002,
              dated March 7, 2005

31.2          Certification of Chief Financial             Attached herewith
              Officer Pursuant to Section 302 of
              the Sarbanes-Oxley Act of 2002,
              dated March 7, 2005

EXHIBIT NO.   DESCRIPTION                                  LOCATION
-----------   ------------------------------------------   ---------------------

32.1          Certification of Chief Executive             Attached herewith
              Officer Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002,
              dated March 7, 2005

32.2          Certification of Chief Financial             Attached herewith
              Officer Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002,
              dated March 7, 2005

99.1          Consent Letter dated February 4,             Incorporated by
              2005, from BDO Seidman, LLP                  reference to Exhibit
                                                           99.1 filed on Form at
                                                           8-K/A on February 4,
                                                           2005.

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