Form 10KSB
period 2004-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2005-03-31
CIK 1099509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For the fiscal year ended December 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For the transition period from _____ to _____

                            -------------------------

                         Commission file number 0-28685

                            -------------------------

                         VERTICAL COMPUTER SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                         65-0393635
(State of Incorporation)                     (I.R.S. Employer Identification No)

                           201 Main Street, Suite 1175
                             Fort Worth, Texas 76102
                    (Address of Principal Executive Offices)

                                 (817) 348-8717
                           (Issuer's Telephone Number)

          Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
        None                                             None

          Securities registered pursuant to section 12 (g) of the Act:

                   Common Stock, par value $0.00001 per share
                   ------------------------------------------
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1) Yes |X| No |_|           (2) Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for fiscal year ended December 31, 2004: $6,412,007.

      Aggregate market value of the voting and on-voting stock held by non-affiliates of the registrant: $3,591,486 based on the bid price for the common stock of $0.005 per share on March 29, 2005, as reported on the Other OTC.

      As of March 29, 2005, the issuer had 874,768,895 shares of common stock, par value $.00001, issued and outstanding.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format: No

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

PART II..................................................................................................................13
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...................................................18
   ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.............................................................................26
   PLEASE REFER TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND ITS SUBSIDIARIES WHICH ARE
   ATTACHED TO THIS REPORT...............................................................................................26
   ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................26
   ITEM 8A.  CONTROLS AND PROCEDURES.....................................................................................26
   ITEM 8B.  OTHER INFORMATION...........................................................................................26

PART III.................................................................................................................27
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
   OF THE EXCHANGE ACT ..................................................................................................27
   ITEM 10.  EXECUTIVE COMPENSATION......................................................................................29
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................32
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................34
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................37
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................45

SIGNATURES...............................................................................................................46

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      Vertical Computer Systems, Inc. ("Vertical" or the "Company) was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, the Company acquired all the outstanding capital stock of Externet World, an Internet service provider ("ISP"), and became an operating entity. In December 1999, the Company acquired the Web technology of Emily Solutions. The Emily framework consists of executable programs, files, configuration data and documentation needed to create websites that communicate via Extensible Markup Language ("XML") and Hypertext Transfer Protocol ("HTTP"). In April 2000, the Company acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc., ("SFT"), a company with no operations. In connection with this acquisition, the Company issued 2,000,000 shares of common stock of the Company to the former SFT shareholders. Also in April 2000, the Company merged SFT into the Company. In connection with the merger, the outstanding shares of SFT were cancelled, the Company became the surviving entity, and the Company assumed SFT's reporting obligations under successor issuer status pursuant to Section 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "1934 Act").

      In May 2000, the Company acquired Globalfare.com, Inc. (Globalfare). In April 2003, Globalfare, entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003, Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement.

      Also in May 2000, the Company paid $400,000 to acquire a 2.5% equity interest in iNetPurchasing, Inc. ("iNet"), and another $100,000 to receive a royalty on all iNetPurchasing transactions for 20 years.

      In June 2000, the Company acquired Pointmail.com, Inc.

      In October 2000, the Company agreed to provide $250,000 in funding to TranStar Systems, Inc. (TranStar), formerly Apollo Industries, Inc., a Nevada corporation, in exchange for a 30% equity interest. In April 2003, the Company and Mike Radlovic (Radlovic) entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar. Pursuant to this agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of this sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock. Radlovic is currently the President, CEO, and a major shareholder of TranStar. In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In June 2002, Apollo Industries, Inc. changed is name to TranStar Services, Inc. In April 2003, the Company and TranStar Systems, Inc. (TranStar) agreed to amend two $24,000 promissory notes bearing interest at 10% payable to the Company by TranStar, dated April 19 and May 8, 2001, as well as the royalty agreement, dated October 14, 2000. As part of the purchase by Radlovic of the Company's TranStar ownership interest, the due date for the two $24,000 notes was extended to April 5, 2006. The royalty rate in the royalty agreement dated October 2000 was increased to 3% of any transaction fees and any other revenues generated in perpetuity. In August 2004, the Company accepted an $8,000 payment from TranStar in full satisfaction of one of the $24,000 loans and the Company cancelled the note and returned 500,000 TranStar's shares held as collateral. In connection with April 2003 transactions, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

      On February 28, 2001, the Company invested $1,000,000 to obtain a 60 % majority interest in Now Solutions, Inc. ("Now Solutions"). In order to facilitate the financing process, the Company had pledged a $1,500,000 deposit as collateral pursuant to a deposit pledge agreement to guarantee the payments of the loan to finance the purchase of Human Resource Information System ("HRIS"). In March 2001, Now Solutions acquired the Renaissance CS(R) Human Resources and Payroll assets from Ross Systems, Inc. ("Ross") for $6,100,000 and financed the purchase with a $5,500,000 loan from Coast Bank. The Renaissance Payroll System, which serves small and growing businesses, was a human resources software system and used by over 150 companies in North America. In April 2002 the Company took control of the Executive Committee of Now Solutions by appointing the fifth representative thus giving the Company three representatives on the five member board.

      In January 2004, in connection with settlement of certain disputes, the Company purchased from the largest minority owner of Now Solutions, Arglen Acquisitions LLC ("Arglen") its 35% interest in Now Solutions for $1,400,000 in the form of a note and 20,000,000 unregistered shares of common stock of the Company, subject to registration rights and a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. The $1,400,000 was payable as follows:
(a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment under the note, the Company began accruing interest under the note at the rate of 10% from its inception. Arglen bought suit to enforce the terms of the note and in August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest. The Company filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Pursuant to a settlement agreement between the Company and Arglen, the Company cancelled warrants to purchase 80,763,943 common shares of the Company that were issued to Arglen in connection with the Company's acquisition of its 60% majority interest in Now Solutions. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273. These shares were issued pursuant to Arglen's settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to the Company's failure to file a registration statement within 180 days from the closing date of the settlement. In March 2005, the Company issued the 5,000,000 shares to Arglen. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions from Stephen Parnes for $77,000 and 1,000,000 unregistered shares of the Company's common stock, which is subject to "piggy back" registration rights and a "lock up" provision. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. In March 2004, Now Solutions, LLC was converted into a corporation named Now Solutions, Inc.

      In May 2001, the Company paid $2,500 and issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for exclusive licensing rights to a patent-pending fiber optics technology application created and owned by Aluizio Cruz. The United States Patent and Trademark Office (the "USPTO") granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004 in connection with this fiber optics technology application.

      In August 2001, the Company acquired EnFacet, Inc. ("EnFacet")

      In  November  2001,  the  Company  acquired  certain  assets  of  Adhesive
Software,  including  the  SiteFlash  technology.  EnFacet  sold  two  products,
NewsFlash, which catered to the publishing industry and newspapers in particular, and SiteFlash, an affiliation/syndication Web product). The Company continues to develop and market its other SiteFlash based products - ResponseFlash, AffiliateFlash, and UniversityFlash. In April 2003, the Company entered into a software reseller agreement with Infotec, Inc., a Japanese systems integrator and outsourcer to market SiteFlash's dynamic web content management product in Japan. On November 30, 2004, the USPTO granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework". This patent is the foundation of SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM), UniversityFlash(TM) and AffiliateFlash(TM) products.

      In November 2001, the Company entered into a license agreement with iNet whereby it licensed the Emily software and technology for use in connection with iNet's e-procurement system in Texas, Maine and Idaho.

      In October 2002, the Company's wholly owned subsidiary, Emily Solutions, Inc., a Nevada corporation, changed its name to Government Internet Systems, Inc. ("GIS"). The Company is licensing its proprietary technology ResponseFlash for use by GIS. GIS will market and distribute ResponseFlash and other technologies to government entities of the United States.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. ("MedData") for 9,000,000 unregistered shares of common stock of the Company. Since the Company could not ascertain the fair market value of MedData, the investment was written off in 2004. MedData is a provider of Internet and Palm-based software for real-time emergency medical services ("EMS") and trauma data management.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway ("EKG") software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Mr. Kensicki is a Director of GIS and of Now Solutions, Inc. and the President of Basix1.

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

      The Company's software products that are presently being sold are HRIS emPath 6.3, ResponseFlash, SiteFlash, NewsFlash, and Emily. Now Solutions is marketing its new web-based human resource payroll and information system in the United States and Canadian markets as well as launching a hosted solution. The Company intents to market its other software products in the United States, either through the Company or through its subsidiaries via agreements with national distributors.

      Business Overview

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

      The Company's current products address the following market segments:

      MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
      ------                                       -------             ---------            --------
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

      Internet Core Technologies

      Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product for rapid deployment of all software products throughout the Company's distribution system. The Company acquired its internet core technologies, continuing to develop specialized software applications that the Company can utilize in new products.

      The Company's primary core internet technology is SiteFlash. The SiteFlash technology utilizes XML and publishes content on the web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content. SiteFlash uses an advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, which permits these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of the web page are converted into "objects," they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the website. In this way, each element of a web site created using SiteFlash is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex web sites. This separation of form, function, and content also allows for the rapid creation of affiliated websites. This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the web arena.

      The Company offers SiteFlash as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash technology focuses on content management, e-commerce, and workflow and has led to the development of two additional software application products:
ResponseFlash and NewsFlash. ResponseFlash has been installed and approved and is currently being implemented by the Metropolitan Emergency Communications Agency in Marion County, which includes Indianapolis, Indiana. NewsFlash is used by newspapers (e.g. La Opinion and Japan's Hochi), UniversityFlash is being used in higher education (e.g., California State Fullerton University), and SiteFlash is used by consulting organizations for resale (e.g., Infotec in Japan). SiteFlash architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc) framework. Initially, Government Internet Systems, a majority owned subsidiary of the Company, will focus in marketing ResponseFlash, a web based emergency communication system, in the homeland security area to all government sectors excluding the public education (i.e., schools, colleges, and universities).

      The second core Internet technology the Company has developed is the patent-pending Emily XML scripting language, which is Java compatible. XML (Extensible Markup Language) is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere.

      BUSINESS OPERATIONS AND DIVISIONS

      The Company markets SiteFlash directly. SiteFlash is a technology that provides dynamic web content management, e-commerce and workflow. SiteFlash allows for massive affiliation/replication/syndication of content and application services and has both multi-lingual and multi-modal capabilities (meaning it is accessible through any output device, including computers, cell phones, blackberry pagers, and PDAs). This core product is rooted in a patented (US Patent number 6,826,744) technology that layers the web site into three distinct components - form, function and content. SiteFlash then allows an arbitrary combination of these components - which means that re-usability of code, graphical user interface ("GUI") elements and content can be increased, without significant additional programming. SiteFlash is XML-enabled and easily integrates with diverse software systems that may exist in the target environment. In addition, the Company continues to develop and market its other SiteFlash based products: ResponseFlash, NewsFlash, AffiliateFlash, and
UniversityFlash. The Company intends to market ResponseFlash through its subsidiary GIS and NewsFlash through its subsidiary EnFacet.

      The Company's business operations are grouped into the following divisions: Now Solutions, GIS, Vertical Internet Solutions ("VIS"), EnFacet, Globalfare.com ("Globalfare"), Pointmail, minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

      Now Solutions, Inc.

      On February 28, 2001, the Company acquired 60% of Now Solutions, a Delaware corporation which develops and maintains human resource software. The remaining 40% of Now Solutions was purchased from Arglen and Stephen Parnes in 2004 as described above.

      In March 2001, Now Solutions purchased the rights to HRIS and various other assets and liabilities relating to HRIS fromRoss in exchange for approximately $5,100,000 in cash and a promissory note of $1,000,000.

      Now Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions has over 120 clients, encompassing private businesses to governmental agencies, who typically employ 500 or more employees. Now Solutions has recently released a new version of their product offering called "emPath 6.3", which handles complex human resource and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation circumstances. The Company believes that the competitive advantage of emPath 6.3 is its speed of implementation through a formula-builder technology, which may increase the customer's return on investment. Now Solutions' product suite is targeted to address the needs of management in today's dynamic business environment and gives organizations a "user friendly" and flexible software solution, without the multi-million dollar implementation budgets of the major competitors.

      The existing revenue model of Now Solutions is based upon three components: licensing fees, professional consulting services, and renewable maintenance fees. However, Now Solutions intends to offer its software on an application service provider ("ASP") model in order to be able to service small customers, which management believes will increase the market reach of its products. When this is implemented, Now Solutions plans to collect service fees associated with this service.

      For the twelve months ended December 31, 2004, Now Solutions had approximately $3,700,000 of total assets, revenues of approximately $6,300,000 and a net loss of approximately $423,000.

      Government Internet Systems, Inc.

      The Company's 85% owned subsidiary, GIS, a Nevada corporation was formerly Emily Solutions, Inc. The Company will license its proprietary technology, ResponseFlash, to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the homeland security sector. GIS has already entered into co-marketing agreements with Basix1 and InfraHealth. The Company has completed development and installation of ResponseFlash for the Metropolitan Emergency Communications Agency, Indiana. The Company is in the process of submitting proposals to various city, county and state governments.

      For the twelve months ended December 31, 2004, GIS had no assets and no material revenue or expenses.

      Vertical Internet Solutions, Inc

      VIS., a California corporation, is a wholly-owned subsidiary of the Company formed in May 2000. The Company acquired the rights to Emily Solutions Web technology in December 1999. The Emily Solutions' work platform, "the Emily Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion or Microsoft FrontPage. The primary component of the Emily Framework is Markup Language Executive ("MLE"), a programming language that runs on Windows, Linux and several UNIX platforms. The Emily scripting language has been enabled to work on Java. The Company has various patents pending on the Emily technology. Emily's marketing is currently on hold.

      For the twelve months ended December 31, 2004, VIS had no assets and no material revenue or expenses.

      EnFacet, Inc.

      EnFacet is a software-products company that markets NewsFlash. NewsFlash is based on SiteFlash, which is a patented (US patent number 6,826,744) technology. NewsFlash caters to the publishing industry and newspapers in particular.

      For the twelve months ended December 31, 2004, EnFacet had no material assets, revenue of $4,000, and a net loss of approximately $32,000.

      Globalfare.com

      In May 2000, the Company acquired Globalfare. After the terrorist attacks at the World Trade Center, the Company had suspended website and travel fulfillment operations. In April 2003, Globalfare entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003, Globalfare entered into an agreement with Picasso Travel, Inc. (Picasso) to provide the fulfillment requirement for the Zegato agreement. The interface between Picasso and Zegato became operational in November 2004.

      For the twelve months ended December 31, 2004, Globalfare.com had no assets, no revenue and no expenses.

      Pointmail.com, Inc.

      In June 2000, the Company acquired Pointmail, which owned a web based e-mail software, to compliment the Company's existing "ThePostmaster.Net" Internet email service. "ThePostmaster.Net" is currently inactive and the Company has no plans for "ThePostmaster.Net" at this time.

      For the twelve months ended December 31, 2004, Pointmail.com had no assets, no revenues and no expenses.

      Minority Interests and Royalty Interests

      MedData Solutions, Inc.

      In February 2004, the Company purchased a 21% ownership interest in MedData from Robert Farias, who is currently a director of Now Solutions. MedData is a provider of Internet and Palm-based software for real-time EMS and trauma data management.

      Basix1, Inc.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1 for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Mr. Chuck Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions, Inc.

      iNet Purchasing, Inc.

      In May 2000, the Company acquired a 2.5% minority interest in iNet and is entitled to a royalty on all iNet transactions for 20 years. iNet, based in Bethesda, Maryland, is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, the Company entered into a license agreement with iNet, where the Emily software and technology were licensed for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. The Company is entitled to retain the entire $495 sales price for sales to any vendors., although no royalties have been received from iNet as of March 29, 2005.

      As of December 31, 2004, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2004.

      TranStar, Inc.

      TranStar, formerly Apollo, is based in Claremont, California. TranStar is a systems integrator and consulting firm that is establishing an e-business platform focused on multiple-application smart card based solutions for credit, debit and other high volume informational transactions with a large customer base.

      As of December 31, 2004, the investment in notes receivable and all of the advances paid to TranStar for royalties have been fully reserved. No royalties have been received from TranStar as of March 29, 2005.

      Joint Ventures

      ZAP Quote, S.A. In March 2000, the Company entered into two joint ventures with ZAP Quote, S.A. ("Zap") Both joint venture ownerships are held 50% by the Company and 50% by ZAP. As of March 29, 2005, neither joint venture is operational.

      Wireless Learning Systems, LLC. In June 2001, Epsylon Technologies, Taurus Global, LLC and the Company formed Wireless Learning Systems, LLC ("Wireless
Learning"), which was formulating plans to develop wireless solutions for schools to support teacher and student wireless educational systems. As of March 29, 2005, this joint venture is not operational.

      For the twelve months ended December 31, 2004, all of the joint venture investments are fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2004.

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

      Defense Solutions, LLC. In November 2002, GIS, a majority owned subsidiary of the Company, and Defense Solutions, L.L.C., entered into an agreement whereby Defense Solutions agreed to assist in the marketing of the its web based emergency response management products and services to federal, state, and local governments of the United States in exchange for one seat on GIS's Board of Directors, and a fifteen percent commission on all contracts and first year maintenance fees from any United State's government, non-government, or commercial enterprise or organization resulting from a contact initiated by Defense Solutions. In connection with this agreement, the Company issued 3-year warrants to purchase 4,000,000 shares of the Company's common stock at a strike price of $0.0075.

      During 2004, the Company, GIS and Now Solutions entered into marketing agreements with Total Care Technologies, Basix1, and InfraHealth, Inc. The Company has also retained consultants to advise the Company regarding the government sector.

      Competition

      In general, the Company has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology. Now Solutions' competitors include PeopleSoft, Oracle, Lawson, Cyborg/Hewitt, Kronos, DLGL, Ultimate and SAP. The Company's competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company cannot guarantee that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on the Company's financial position, results of operations and cash flows.

      The Company's ability to compete will also depend upon its ability to continually improve its products and services, the enhancements the Company develops, the quality of its customer service, and the ease of use, performance, price and reliability of its products and services.

      Strategic Overview

      The Company believes that each of Vertical's business units has distinct marketing advantages for the niche markets they serve. The Company plans to find national marketers, such as Defense Solutions, LLC, and international resellers such as Infotec, who can commercially exploit the Company's products in these niche markets. By utilizing the strategic advantages each individual business unit possesses, the Company plans to leverage its strengths and exploit the network of customers, vendors, and support agencies that the Company has built. The Company has three business units in North America (Now Solutions, GIS, Globalfare) that focus either in a selective targeted market like GIS does for the federal governmental market with ResponseFlash or with marketing a best-of-breed software product to all potential markets such as Now Solutions. The Company currently seeks to use a combination of direct marketing and strategic partnerships to commercially exploit its products derived from SiteFlash, namely NewsFlash, UniversityFlash, and AffiliateFlash. In this way the Company hopes to define the best potential markets for its SiteFlash products, and then license the product to one of the Company's subsidiaries to exploit. At this time, the Company has placed both its Emily software and international bridge network on hold while it concentrates on these immediate opportunities within its existing business units.

      One of the Company's strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that compliment its business units. The existing strategy with potential co-marketing partners is to segregate the co marketing agreements whereby each business unit will have a separate agreement with the co- marketing partner for their particularly target market. For example, Basix1 and InfraHealth have separate agreements with Now Solutions and GIS and the Company. Additionally, the business units will enter into agreements with each other where the opportunity exist to cross-promote/market their products. For example GIS will promote Now Solutions' products to federal governmental agencies.

      The Company believes it possesses certain competitive advantages because of its proprietary software, including the recently issued patent for SiteFlash. The Company is exploring various opportunities to exploit the proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

      Although the Company's current marketing effort focuses upon several sectors, it has recently concentrated on the United States government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote/market the Company's products and web services; (ii) products which are suited to the current governmental environment demanding for cross-agency and federal, state and local interface like ResponseFlash; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash.

      Proprietary Rights

      The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, the Company protects its trade secrets and other proprietary information through agreements with employees and consultants. Now Solutions' emPath software technology is protected by copyright and trademark. The USPTO granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004. This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today's capacity of fiber optics to transmit images and data. The Company has filed for a Continuation in Part for patent number 6,718,103 to pursue possible additional derivative patents. The USPTO granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework" on November 30, 2004. The Company has filed for a Continuation in Part for patent number 6,826,744 to pursue possible additional derivative patents. This patent is the foundation of Vertical's product, SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM),
UniversityFlash(TM) and AffiliateFlash(TM) products. In addition, the Company has also filed for a number of patents related to Emily: (a) one patent application related to the Emily programming language; (b) one patent application related to the Emily XML Enabler Agent and Emily XML Broker. The patent application for the Emily XML Scripting Language was published in February 2003.

      Although the Company intends to protect its rights as described above, there can be no assurance that these measures will be successful. Policing unauthorized use of Vertical's products and services is difficult and the steps taken may not prevent the misappropriation of its technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

      Regulatory Environment; Public Policy

      In the United States and most countries in which the Company conducts its operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general and value-added services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company's business, financial condition and operating results.

      Employees

      As of March 29, 2005, the Company has 25 full-time employees, 1 part-time employee and 21 consultants, of which 21 full-time employees and 1 part-time employee is employed at Now Solutions (of which 14 are employed in the United
States and 7 are employed in Canada).. The Company is not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company and Now Solution's headquarters are currently located at 201 Main Street, Suite 1175, Fort Worth, Texas, and comprises approximately 3,450 square feet. In addition, Now Solutions has an office at 6205 Airport Road, Building B, Suite 100, Mississauga, Ontario, Canada, which comprises 2,800 square feet. All of the locations are leased from third parties and the premises are in good condition. The Company believes that its facilities are adequate for its present needs and its near term growth, and that additional facilities will be available at acceptable rates as the Company needs them. The Company's other subsidiaries may be reached through the Company's Texas headquarters.

ITEM 3. LEGAL PROCEEDINGS

      The Company is, from time to time, involved in various lawsuits. In the opinion of management, the ultimate resolution of these matters, if any, may have a significant effect on the financial position, operations or cash flows of the Company.

      In addition, the Company is involved in the following additional ongoing matters:

      In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems, Inc. ("Ross"), Arglen Acquisitions, LLC ("Arglen"), James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. The Company's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen.

      This action concerns offsets of payment on the note payable to Ross by the maintenance fee charged by Now Solutions to Ross to which Now Solutions was entitled per the asset purchase agreement between Now Solutions and Ross regarding the HRIS assets Now Solutions purchased from Ross in 2001; an undisclosed transaction between Ross and Gyselen around the time of the purchase of these assets; and the failure of Gyselen to enforce the offset provisions which caused Coast Business Credit to declare Now Solutions in default of the $5,500,000 loan to purchase the HRIS asset from Ross covenant in 2001 (which has since been cured). In November 2003, the New York Supreme Court dismissed all claims against Ross and Tinley and stayed the Derivative Action against Arglen and Gyselen pending conclusion of the Arbitration. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The court dismissed the entire action against Ross and Tinley. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

      In March 2003, Ross commenced an action in New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for reargument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1,400,000 as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. When the Company did not make the April 2004 payment, the Company began accruing interest on the note at the rate of 10% from its inception. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Also at the closing of the settlement, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were due pursuant to the settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement within 180 days from the closing date of the settlement. In March 2005, the Company issued these 5,000,000 shares to Arglen.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was granted thereby reinstating the two counterclaims. However, at the same hearing, Ross' motion to dismiss was granted on the merits over the objection of Now Solutions. Now Solutions intends to appeal this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

      In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer.

      Matters Involving the United States Securities and Exchange Commission

      In December 2004, the Company was notified by the United States Securities Exchanges Commission ("SEC") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order Filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, since the period ending September 30, 2003.

      Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.

      The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common equity is quoted on the Other OTC. The Other OTC is the trading of a security that is not listed on any stock exchange or quoted on the Pink Sheets or the Over-The-Counter Bulletin Board ("OTCBB"). Up until May 29, 2003, the Company's common stock was quoted on Pink Sheets under the symbol "VCSY.PK" and prior to May 30, 2003, the Company's common stock was quoted on the OTCBB under the symbol "VCSY" (which commenced in October 1999).

      In December 2004, the Company was notified by the United States Securities Exchanges Commission ("SEC") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order Filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, since the period ending September 30, 2003.

      Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.

      The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005.

      The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

                                                      High              Low
                                                      ----              ---

             Quarter Ended December 31, 2004         $0.0180           $0.0001
             Quarter Ended September 30, 2004        $0.0310           $0.0120
             Quarter Ended June 30, 2004             $0.0590           $0.0140
             Quarter Ended March 31, 2004            $0.0360           $0.0030

             Quarter Ended December 31, 2003         $0.0060           $0.0030
             Quarter Ended September 30, 2003        $0.0080           $0.0050
             Quarter Ended June 30, 2003             $0.0510           $0.0030
             Quarter Ended March 31, 2003            $0.0082           $0.0040

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Number of Holders

      As of March 29, 2005, there were approximately 1,603 holders of record of our common stock.

      Dividends

      The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulated Preferred Stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2004 and 2003, respectively. The Company did not pay any dividends on its outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2004 or 2003. The Company presently intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Unregistered Sales of Securities

      On August 21, 2001, the Company entered into a stock purchase agreement with EnFacet to purchase 100% of EnFacet, Inc. by paying $30,000 in cash, incurring transaction expenses of $85,000, assuming liabilities of $642,075, and issuing 30,000 shares of Series C 4% Cumulative Convertible preferred stock valued at $312,000 (each share of the underlying preferred stock is convertible into 400 shares of the Company's common stock). 15,000 shares of preferred stock were originally to be distributed among the employees in EnFacet and the other 15,000 shares were to be available for future fund raising purposes), resulting a goodwill in EnFacet totaling $1,069,075. Accordingly, the $312,000 value of 30,000 shares of Series C preferred stock and the corresponding value of goodwill were eliminated in the process of consolidation at December 31, 2003 and 2002. In February 2003, the Company and EnFacet, Inc., agreed to amend the aforementioned stock purchase agreement. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement. In April 2003, the Company issued 3,000,000 restricted shares of the Company's common stock (at a fair market value of $14,693) to former employees and consultants of EnFacet, Inc. per the above-executed stock agreement, as amended. The Company cancelled 7,500 shares of Series C preferred stock reserved for the former employees. In February 2004, an additional 7,500 shares of Series C preferred stock, reserved for an employee under his employment agreement, were cancelled after he terminated his agreement with the Company. Pursuant to the February 2003 amendment, the remaining 15,000 preferred C shares were also cancelled since the Company determined not to utilize these shares for any future funding activities for EnFacet.

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

      Also in January 2003, the Company, acting as the majority shareholder of Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The warrants were issued at an estimated fair market value of $1,486 (valued using the Black-Scholes valuation model).

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

      In April 2003, the Company and the third party seller of the SiteFlash technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 restricted shares of common stock of the Company (at a fair market value of $5,015) in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003.

      Also in April 2003, the Company issued 5 year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.01 per share to Wolman, Babbitt, & King for legal services rendered to the Company. The warrants, at the time of issuance, had an estimated fair market value of $22,704 (valued using the Black-Scholes valuation model).

      Also in April 2003, the Company issued 1,100,000 restricted shares of common stock (at a fair market value of $4,468) to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional 1 year in connection with consulting services. The extension of the options and warrants had an estimated fair market value of $6,396 (valued using the Black-Scholes valuation model).

      Also in April 2003, the Equity Line of Credit agreement entered into in August 2001 was cancelled and a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P., whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of March 29, 2005, no debentures have been converted.

      Also in April 2003, the Company issued $200,000 of convertible debentures to Cornell Capital Partners, L.P. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $45,000, with contribution to paid-in capital. As of March 29, 2005, no debentures have been converted.

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

      In October 2003, the Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds were received. In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock with a fair market value of $5,000. The note will bear interest at 10% per annum, was due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 2% ownership interest from its share of stock in GIS.

      In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, Government Internet Systems, Inc. to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds were received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The note will bear interest at 10% per annum, was due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of Government Internet Systems, Inc., and will issue a 1.5% ownership interest from its share of stock in GIS.

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of March 29, 2005, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently in default and the debenture has not been redeemed.

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

      Also in January 2004, the Company purchased a 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000). This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in the first quarter of 2004. The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to "piggy-back" registration rights and a "lock-up" provision.

      Also in January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a "lock-up" provision to Wolman, Babbit, and King in connection with legal services provided to the Company.

      Also in January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a "lock up" provision.

      Also in January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

      In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions.

      Also in February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. Since the Company could not ascertain the fair market value of MedData, the investment was written off in 2004. Robert Farias is a director of Now Solutions.

      Also in February 2004, the Company issued to Arglen Acquisitions ("Arglen") 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a "lock-up" provision. These shares were issued in connection with the closing of the Company's settlement with Arglen. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen.

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

      In June 2004, the Company and Now Solutions agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.025 per share at a fair market value at the date of issuance of $6,185 (valued using the Black-Scholes valuation model).

      Also in June 2004, the Company and Now Solutions agreed with a third party consultant services concerning the solicitation and preparation of government grants. In connection with the agreement, the Company agreed to issue 250,000 unregistered shares of common stock of the Company, vested as follows: 90,000 shares after 30 days from the execution of this agreement, (b) 80,000 shares after 60 days from the execution of the agreement, and (c) 80,000 shares after 90 days from the execution of the agreement. In September 2004, all of the shares vested and were issued (at a fair market value of $5,190).

      Also in June 2004, the Company issued warrants to WAMCO 32, Ltd to purchase 3,000,000 shares of the common stock of the Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a fractional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a "lock-up" provision. The fair market value of the warrants was $74,142 (valued using the Black-Scholes valuation model). These warrants were issued in connection with the amendment of the note payable to the successor lender, WAMCO 32, Ltd.

      Also in June 2004, a third party consultant exercised the warrant to purchase 1,170,424 shares of common stock of the Company at an exercise price of $0.037 per share. The parties also entered into an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 and other obligations owed by the Company to the consultant.

      In September 2004, the Company issued 2,000,000 unregistered shares of common stock at a fair market value of $24,000 to Victor Weber in connection with an amendment to the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of GIS.

      In October 2004, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes valuation model) in connection with an agreement between GIS and Grant Consultants of America ("GCA") to provide services concerning government grants. In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

      Also in October 2004, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500) to Stephen Rossetti pursuant to an amendment in which full payment for services rendered under the consulting agreement was made and a $7,500 note payable was cancelled. Stephen Rossetti is the CEO and a Director of GIS and a Director of Now Solutions.

      In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen.

      During the year ended December 31, 2004, incentive stock options to purchase 12,590,000 shares of common stock of the Company at a price of $0.010 to $0.086 per share expired.

      During the year ended December 31, 2004, non-incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.041 to $0.086 per share expired.

      During the year ended December 31, 2004, warrants to purchase 101,092,952 shares of common stock of the Company at a price of $0.012 to $0.35 per share expired or were cancelled, of which 82,523,256 were cancelled pursuant to the settlement with Arglen.

      Unless otherwise noted, the offers, sales and issuances of the Company's unregistered securities set forth above involved no underwriter's discounts or commissions. In engaging in the transactions described above which involved the Company's unregistered securities, the Company relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of the Company's unregistered securities, the Company did not make a public offering or sale of its securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to the Company that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning the Company, including financial statements, was in fact delivered to them.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements.

      This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include Vertical's beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding Vertical's strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate", "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of Vertical that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Vertical disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Management's Discussion And Analysis Or Plan Of Operation

      The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes of Vertical and its subsidiaries included in Item 7 of this report, and the cautionary statements and risk factors included below in this item of the report.

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2004 and 2003, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2003, the Company determined that there was a $2,873,997 of impairment in goodwill, of which $1,610,524 was located in Now Solutions and $1,263,473 in the Company itself. During 2004, the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company.

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

      Stock-Based Compensation

      Effective January 1, 2004, the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

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

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

      Total Revenues. The Company had total revenues of $6,412,007 and $6,656,572 for the years ended December 31, 2004 and 2003, respectively. The decrease in total revenue was $244,565 for the year ended December 31, 2004 representing approximately a 4% decrease compared to the total revenue for the year ended December 31, 2003. Of the $6,412,007 for the year ended December 31, 2004 and the $6,656,572 for the year ended December 31, 2003, $6,305,212 and $6,599,604, respectively, was related to the business operations of Now Solutions, a subsidiary in which the Company owns a 100% interest since February 2004. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance for the year ended December 31, 2004 increased by $409,458 from the same period in the prior year, representing approximately an 8% increase, due to selling more new or upgraded software licenses and contractual increases in maintenance fees. Consulting revenue for the year ended December 31, 2004, decreased by $601,224, from the same period in the prior year, which represented approximately a 42% decrease, due to less implementation consulting services as a result of decreasing software license sales since 2002. Consulting revenues lag behind software license revenues. The higher software licenses revenues in 2002 resulted in greater consulting revenue in 2003. With software licensing revenue being lower in 2003 and 2004, consulting revenue was down. Other revenue, with consist primarily of reimbursable travel expenses, for the year ended December 31, 2004, decreased by approximately $52,799 from the prior year, which represented approximately a 28% decrease. This decrease was a direct result of lower consulting revenue.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $8,877,495 and $10,124,809 for the years ended December 31, 2004 and 2003, respectively. The total selling, general and administrative expenses for the year ended December 31, 2004 decreased by $1,247,314 compared to the selling, general and administrative expenses for the year ended December 31, 2003 representing approximately a 12% increase. Of the $8,877,495 for the year ended December 31, 2004 and the $10,124,809 for the year ended December 31, 2003, Now Solutions accounted for $6,247,516, and $6,943,860, respectively. The decrease of $1,247,314 was primarily attributed to decreases in salary and related costs and decreases in outside consulting, legal and other professional fees.

      Goodwill Impairment. The Company assessed the carrying value of its goodwill for impairment at December 31, 2003 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the recorded goodwill totaling $2,873,997 in 2003 relating to Vertical and Now Solutions. The Company acquired the remaining 40% interest in Now Solutions in January and February 2004. Since the Company had determined that Now Solutions did not have any goodwill as of December 31, 2003, the $1,760,000 cost to acquire the remaining 40% was written-off at the time of the acquisition.

      Operating Loss. The Company had an operating loss of $4,225,488 and $6,342,234 for the years ended December 31, 2004 and 2003, respectively. The operating loss decreased by $2,116,746 compared to the operating loss for the year ended December 31, 2003, representing an increase of approximately 33%. The increase was primarily attributable to the combination of a decrease in selling, general and administrative expenses $1,247,314 and a decrease in impairment of goodwill of $1,113,997. These decreases in expenses were partially offset by a $244,565 reduction in revenues.

      Interest Expense. The Company had interest expense of $478,732 and $510,050 for the years ended December 31, 2004 and 2003, respectively. Interest expense decreased for the year ended December 31, 2004 by $31,318, representing a decrease of approximately 6%, compared to the same type of expense for the year ended December 31, 2003. The decrease was primarily related to the reduction of the Now Solutions loan from WAMCO 32, Ltd. which was partially offset by interest expense associated with new borrowings.

      Minority Interest. There was no minority in Now Solutions in 2004 as the Company acquired 100% ownership in Now Solutions in 2004. The minority interest in the net loss of Now Solutions for the year ended December 31, 2003 was $299,283. In 2003, the Company recognized as minority interest Now Solutions net loss only to the extent that it had previously recognized its net income.

      Net Loss. The Company had a net loss of $4,702,210 and $6,518,408 for the years ended December 31, 2004 and 2003, respectively. Net loss for the year ended December 31, 2004 decreased by $1,816,198 representing a decrease of approximately 28%. The decrease in the net loss of $1,816,197 was primarily attributable to the combination of a decrease in selling, general and administrative expenses $1,247,314 and a decrease in impairment of goodwill of $1,113,997. These decreases in expenses were partially offset by a $244,565 reduction in revenues.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulated Preferred Stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2004 and 2003, respectively. The Company did not pay any dividends in 2003 or 2004.

      Net Loss Applicable to Common Stockholders. The Company had a net loss attributed to common stockholders of $5,302,210 and $7,118,408 for the years ended December 31, 2004 and 2003, respectively. Net loss applicable to common stockholders for the year ended December 31, 2004 decreased by $1,816,198 representing a decrease of approximately 26%, compared to the net loss applicable to common stockholders for the year ended December 31, 2002. The decrease in the net loss of $1,816,197 was primarily attributable to the combination of a decrease in selling, general and administrative expenses
$1,247,314 and a decrease in impairment of goodwill of $1,113,997. These decreases in expenses were partially offset by a $244,565 reduction in revenues.

      Net Loss Per Share. The Company had a net loss per share of $0.01 and $0.01 for the years ended December 31, 2004 and 2003, respectively.

Financial Condition, Liquidity, Capital Resources And Recent Developments

      At December 31, 2004, the Company had non-restricted cash-on-hand of $330,780.

      Net cash generated from operating activities for the year ended December 31, 2004 was approximately $464,000. This positive cash flow was primarily related to a net loss of $4,702,210 adjusted by total non-cash items of approximately $4,071,787 (including depreciation and amortization of approximately $1,268,000, the impairment of goodwill of $1,760,000 and stock compensation of approximately $892,000), an increase in all receivables of approximately $366,000, decreases in prepaid expenses of approximately $187,000 and increases in all liabilities items of approximately $1,273,000.

      Net cash used in investing activities for the year ended December 31, 2004 was approximately $923,000, which consisted of the purchase of the remaining 40% interest in Now Solution and the purchase of equipment, leasehold improvement and software of approximately $46,000.

      Net cash used in financing activities for the year ended December 31, 2004 was approximately $173,000, consisting primarily of proceeds from issuing notes payable of $500,000, and the release of restricted and pledged cash of approximately $103,000 and offset by repayments of note payable of approximately $766,000 and the repayment of convertible debentures of $10,000

      The total change in cash and cash equivalents for the year ended December 31, 2004 when compared to year ended December 31, 2003 was a decrease of approximately $632,000. Currently, the Company does not have sufficient capital resources to finance its on-going operations.

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

      As of the date of this filing, the Company believes that it had sufficient funds available to fund its operations only for one month, should the Company be unable to obtain any relief on its debt structure during such time. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans and/or renegotiating the terms of its existing debt. The Company's inability to raise such funds will have a material adverse effect on its finances and could jeopardize its ability to continue operations.

Contractual Obligations and Commercial Commitments

         As of December 31, 2004, the following contractual obligations and commercial commitments were outstanding:

      Contractual Obligations        Balance at                         Due in Next Five Years
      Including Now Solutions         12/31/04       2005          2006          2007          2008          2009
      -----------------------        ---------     ---------     ---------     ---------     ---------     ---------
      Notes payable                  4,580,899     4,580,899

      Convertible debts                430,000        40,000       390,000

      Operating lease                  443,809       140,615       147,994        61,477        53,556        40,167
                                     ---------     ---------     ---------     ---------     ---------     ---------

      Total                          5,454,708     4,761,514       537,994        61,477        53,556        40,167
                                     =========     =========     =========     =========     =========     =========

      In 2004, the Company had new borrowing of approximately $1,100,000 which has maturity through 2005.

      Of the above notes payable of $4,580,899, the default situation is as follows:

                Notes Payable                   2004           2003
                                             ----------     ----------

      In default                             $4,338,899     $1,721,121
      Current                                   242,000      2,505,361
                                             ----------     ----------

      Total Notes Payable                    $4,580,899     $4,226,482
                                             ----------     ----------

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

New Accounting Announcements Not Adopted Yet

      In December 2004, the FASB announced that SFAS No. 123R (revised  December
2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

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

      We Have  Historically  Incurred  Losses And May  Continue  To Do So In The
      Future

      We have historically incurred losses. For the years ended December 31, 2004 and 2003, the Company had net losses applicable to common shareholders of $(5,302,210) and $(7,118,408), respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      We Have Been Subject To A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2004. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's ability to continue as a going concern is dependent on its ability to raise additional funds and to establish profitable operations.

      The accompanying consolidated financial statements for the twelve months ended December 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at December 31, 2004 was $13.3 million. Additionally, at December 31, 2004, the Company had negative working capital of approximately $11.6 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      t 6 0 Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company's anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional fund and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

      We Have A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of approximately $11.6 million at December 31, 2004, which means that our current liabilities exceeded our current assets by approximately $11.6 million (although it includes deferred revenue of approximately $2.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries which are attached to this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

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

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company's present directors and executive officers are as follows:

 Name                  Age        Position                                                             Tenure
 ----                  ---        --------                                                             ------
 Richard S. Wade       61         President, Chief Executive Officer and Director                      5 years
 William K. Mills      46         Secretary and Director                                               5 years
 Sheri Pantermuehl     48         Chief Financial Officer of the Company and Now Solutions, Inc.       1 year

      Richard S. Wade, President, Chief Executive Officer and Director

      Richard S. Wade is President of the Company and has been a director since October 1999. Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now the Company in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications. In March 1998, Struthers Industries, Inc. filed a petition for bankruptcy under the United States Bankruptcy Act. Prior to these executive positions, Mr. Wade spent over 10 years with Duty Free Shoppers, Inc., culminating in his attaining the position of President, U.S. Division from 1978 to 1981. Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, and financial matters. Mr. Wade is a certified public accountant, earning his Bachelor of Science in Accounting at Brigham Young University and a Master of Science in Business Policy from Columbia University Business School.

      William K. Mills, Secretary and Director

      William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills & Patel LLP, where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D'Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College. Active in professional and community organizations, Mr. Mills has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills has also served on the boards of the Didi Hirsch Dental Health Foundation, the United Way's Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission, and the Los Angeles County Judicial Procedures Commission.

      Sheri Pantermuehl, Chief Financial Officer of the Company and its subsidiary Now Solutions, Inc.

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

      Election of Directors; Family Relationships; Legal Proceedings

      Directors are elected at the annual meeting of stockholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of the executive officers or directors. None of the Company's directors have been involved in legal proceedings except as noted under the section of this report entitled "Legal Proceedings."

Compliance With Section 16(a) Of The Exchange Act Of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the United States Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2004 with the following exception: Sheri Pantermuehl did not timely file Form 3 or Form 4 for 2004.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics was filed as Exhibit 14.1 to the Form 10-KSB filed for the year ended December 31, 2003.

Significant Employees

      Luiz Valdetaro, Chief Technology Officer

      Prior to joining the Company, Mr. Valdetaro was previously a consultant (1993-1997) and Chief Technology Officer (1997-1999) of Diversified Data Resources, a software company. Prior to that, Mr. Valdetaro was a Senior Systems Engineer for System/One and EDS, after System/One was acquired by EDS. Prior to that, Mr. Valdetaro was a senior systems engineer for Bank of America. Mr. Valdetaro is a graduate of Pontific Catholic University, Rio de Janeiro, Brazil with a B.S. in Electronic Engineering and a M.S. in Systems Engineering.

      Stephen O. Rossetti, Chairman and Chief Executive Officer of Government Internet Systems, Inc. and Director of Now Solutions, Inc.

      As a former senior staff member of the House Armed Services Committee and as director of the Readiness Subcommittee staff, Mr. Rossetti brings his extensive government experience and contacts to the Company. In 1998, the White House appointed Mr. Rossetti to reform Pentagon business processes, including service as Chairman of the Defense Travel Board to overhaul the Department's travel and relocation services for its employees. During his tenure with the U.S. Federal government, Mr. Rossetti worked with the Senate and House Government Reform Committees, Budget Committees, Armed Services Committees, Appropriations Committees, and Federal Agencies. In 1996, Mr. Rossetti was appointed Executive Director for Morale, Welfare and Recreation and Resale Activities in the Office of the Secretary of Defense where he oversaw on-base military businesses. In 1999, Mr. Rossetti was appointed to serve as the Director of the Department of Defense integrated travel and relocation office. Mr. Rossetti has received several honors for his service from the Congress, the President, and the Secretary of Defense. Since January 2001, he served as President of Markquest, a lobbying and consulting practice in Washington D.C. He now serves as our Executive Vice-President of Government Affairs.

Significant Employees of Now Solutions, Inc.

      Marianne M. Franklin, President and Chief Executive Officer

      Marianne M. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings her experience in the payroll and human resources industry, which included over eight years working at Ross Systems, most recently as Vice-President of North American sales. Prior to this function, Ms. Franklin was Director of Ross' Canadian Operations. Ms. Franklin's background also includes two years with ADP and 13 years in the banking industry, working with payroll products.

      Kent Orgain, Vice-President of Development

      Mr. Orgain joined Ross Systems in 1993. From 1989 to 1993, Mr. Orgain was Application Maintenance Manager for Tesseract Corporation, a human resources management software vendor. From 1985 to 1989, Mr. Orgain was a member of the technical management staff at Argonaut Information Systems, the original developer of the human resources and payroll product acquired by Ross Systems. At Ross Systems, Mr. Orgain was director of product development for the human resources and payroll product. As Vice President of Now Solutions, Mr. Orgain manages the overall development and direction of the product and its technology, from strategic definition and technology selection to end-of-life planning. Mr. Orgain's responsibilities include competitive and market research, customer needs assessment, and translation of customer/market needs into new features and functionality. Mr. Orgain holds a M.A. in Communications from the University of North Carolina at Chapel Hill, and has completed doctoral work at the University of Minnesota.

      Dorothy Spotts, Vice-President of Services And Support

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

      Carmelina Uggenti, Vice President of Customer Development

      Prior to her current position, Ms. Uggenti joined Ross Systems, Inc. in January 1994 as a Senior Consultant/Project Manager in the Human Resources/Payroll Professional Services Department. In 1998, Ms. Uggenti became responsible for the pre-sales organization. Ms. Uggenti has overall responsibility for Now Solutions' global sales, pre-sales, professional services pre-sales and marketing.

ITEM 10. EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to the Company's highest paid executive officers and employees, who were employed by the Company during 2004. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                      Annual Compensation                       Long-Term Compensation
                          -------------------------------------------    ------------------------------------
                                                                                   Awards             Payouts
                                                                         ---------------------        --------
                                                            Other       Restricted
Name and                                                    Annual        Stock         Options/       LTIP       All Other
Principal Position        Year      Salary     Bonus     Compensation    Award(s)         SARs        Payouts   Compensation
------------------        ----      ------     -----     ------------    --------         ----        -------   ------------
                                     ($)        ($)          ($)           ($)            (#)           ($)          ($)
                                    ------     -----     ------------    --------         ----        -------   ------------
Richard Wade,(1)          2004    $300,000(1)    --            --          --        20,600,000(1)        --         --
President and Chief       2003    $300,000       --            --          --                             --         --
Executive Officer         2002    $300,000       --            --          --                   --        --         --

Luiz Valdetaro, (2)       2004    $150,000       --            --          --                   --        --         --
Chief Technology          2003    $150,000                                                      --
Officer                   2002    $150,000       --            --          --            1,000,000        --         --

Aubrey McAuley (3)        2004      $9,000       --            --          --                   --        --         --
Executive V.P., Product   2003     120,000       --            --          --                   --        --         --
Development & Sales       2002     120,000       --            --          --                   --        --         --
Support

Sheri Pantermuehl(4)      2004    $104,167       --            --          --            2,500,000        --         --
Chief Financial Officer   2003          --       --            --          --                   --        --         --
                          2002          --       --            --          --                   --        --         --

James Salz (5)            2004    $100,000       --            --          --                             --         --
Corporate Counsel         2003    $100,000       --            --          --                             --         --
                          2002    $100,000       --           ---          --            5,000,000        --         --

      No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2002, 2003 or 2004.

(1)   Mr. Wade  deferred  $47,218,  $155,270 and $300,000 of his salary in 2004,
      2003 and 2002, respectively. The Form 10-KSB for the year ended 2003 erroneously indicated that all of Mr. Wade's salary was deferred in 2003 when, in fact, only $155,270 was deferred. This discrepancy was due to the 2003 amounts being mischaracterized as an Employee Receivable in the Form 10-KSB for the year ended 2003. These 2003 amounts have been offset and classified to Deferred Compensation in this Form 10-KSB for the year ended 2004. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10, vesting in equal monthly amounts over a 36-month period. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 1,716,667 expired as of March 29, 2005. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of Common Stock that expired on February 5, 2004.

(2) Mr. Valdetaro deferred $86,766, $150,000 and $137,500 of his salary in 2004, 2003 and 2002, respectively. In 2002, Mr. Valdetaro was granted 3-year warrants to purchase 1,000,000 shares of the common stock of the Company at an exercise price of $0.005 per share in connection with a loan he made to the Company.

(3) Mr. McAuley's salary was raised in July 2002 to $120,000 pursuant to an employment agreement. Mr. McAuley's services terminated in January 2004.

(4) In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model). In addition, Now Solutions issued 1.5% of phantom stock of Now Solutions to Ms. Pantermuehl.

(5) Mr. Salz is owed payment of $48,345, $55,000 and $58,333 for his salary in 2004, 2003 and 2002, respectively. In January 2004, Mr. Salz received 1,000,000 unregistered shares of common stock subject to "piggy-back" registration rights in connection with a $10,000 loan he made to the Company in June 2003. During 2002, the Company issued warrants to Mr. Salz to purchase 5,000,000 unregistered shares of the common stock of the Company at an average price of $0.011, which are subject to piggy-back registration rights. These stock options and warrants are vested and are exercisable for a period of three years after vesting. As of March 29, 2005, options to purchase 200,000 shares of common stock of the Company, which were issued in 2001, expired.

The below table shows information regarding options granted to the named officers in 2004:

                                                   OPTIONS/SAR GRANT TABLE
------------------------------------------------------------------------------------------------------------------------------
                      No. of         % Total
                    Securities     Options/SARs                                                                        Vesting
                    Underlying      Granted to                               Extended                      Option       from
                   Options/SARs     Employees     Exercise or   Expiration     Post      Strike   Grant     Price       Grant
Name                 Granted        in 2002(4)     Base Price      Date        Split     Price     Date    Extension    Date
----                 -------        ----------   -------------     ----        -----     -----     ----    ---------    ----
                       (#)             (%)       ($ Per Share)
                     -------        ----------   -------------     ----        -----     -----     ----    ---------    ----
Sheri
Pantermuehl(1)     2,500,000             45%          $0.014       04/20/09  2,500,000   $0.014  04/20/04      35,000   1 year

---------------
(1) Sheri Pantermuehl was granted 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. In addition, Now
      Solutions   issued  1.5%  of  phantom   stock  of  Now  Solutions  to  Ms.
      Pantermuehl.

The below table shows information aggregate options held by the named officers at the end of 2004.

                                                 YEAR-END OPTION VALUES (2003-2004)
------------------------------------------------------------------------------------------------------------------------------
                                                          No. of Securities Underlying
                                                              Options/SARs Granted         Value of Unexercised in-the-Money
                                                           As Of Fiscal Year End 2004     Options at Fiscal Year End 2003 (1)
                                                          ----------------------------    -----------------------------------
       Name                                               Exercisable    Unexercisable      Exercisable        Unexercisable
       ----                                               -----------    -------------      -----------        -------------
       Richard Wade(2)                                       20,600,000              --          --                 --

       Luiz Valdetaro                                         1,000,000              --

       Sheri
       Pantermuehl(3)                                         2,500,000       2,500,000          --                 --

       Jim Salz (4)                                           5,000,000              --          --                 --

(1)   Based on Share Price of $0.0050 on December 31, 2004.

(2) Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10 vesting in equal amounts each over a 36 months period. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of common stock of the Company at a strike price of $0.086 that expired on February 5, 2004. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 1,716,667 have expired as of March 29, 2005.

(3) In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model).

(4) During 2001, the Company issued 3-year stock options to purchase 200,000 shares of the Company at a share price of $0.14 to Mr. Salz, which have expired. During 2002, the Company issued warrants to Mr. Salz to purchase 5,000,000 unregistered shares of the common stock of the Company at an average price of $0.011, which are subject to piggy-back registration rights. These stock options and warrants are vested and are exercisable for a period of 3 years after vesting.

Stock Option Plan.

      In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). In November 2002, the Company cancelled an amendment to the Plan which would have provided for an additional 10,000,000 shares of common stock. Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between three and five years from the date of grant.

Director Compensation

      In February 2001, each member of the Board of Directors was granted an option exercisable for a period of three years to acquire 250,000 shares of common stock at an exercise price of $0.086. These options have expired. No other options or warrants were granted as director compensation during the fiscal year ended December 31, 2001, nor were any options or warrants granted as director compensation during the fiscal years ended 2002,2003 or 2004 (excluding warrants granted to executives and directors of the Company's 85% owned subsidiary, GIS). Non-employee directors are entitled to receive $3,500 per meeting.

Employment Agreements

      In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants vest over a 36 month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 1,716,667 have expired as of March 29, 2005. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $47,218, $155,270 and $300,000 of his salary in 2004, 2003 and 2002, respectively.

      In July 2002, the Company entered into a 2-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive Vice President of Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series C Preferred Stock of the pool of 30,000 shares of Series C Preferred Stock, which were reserved in connection with the purchase of Company's subsidiary, EnFacet, Inc. These shares of Series C Preferred Stock may be converted into 3,000,000 shares of Company's common stock. Mr. McAuley's services terminated in January 2004 and the 7,500 shares of Series "C" Preferred Stock have been cancelled.

      In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, Inc.. Pursuant to the employment agreement, the Company shall pay Ms.
Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model). In addition, on March1, 2004, Now Solutions issued 1.5% of phantom stock of Now Solutions to Ms. Pantermuehl.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership By Named Executive Officers, Directors And Beneficial Owners

      The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of March 29, 2005, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 874,768,895 shares of common stock outstanding as of March 29, 2005, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of March 29, 2005.

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Shares
                                                                                 of Common Stock                 Percent
Title of Class    Name and Address of Beneficial Owner(1)                       Beneficially Owned               of Class
--------------    ---------------------------------------                       ------------------               --------
---------------------------------------------------------------------------------------------------------------------------
Common            Sheri Pantermuehl                                                        2,500,000(2)                  *
---------------------------------------------------------------------------------------------------------------------------
Common            Richard Wade                                                           135,108,833(3)             15.07%
---------------------------------------------------------------------------------------------------------------------------
Common            William K. Mills                                                         4,033,000(4)                  *
---------------------------------------------------------------------------------------------------------------------------
Common            All Directors and Executive Officers as a group                        141,641,833                15.80%
                  (3 persons)
---------------------------------------------------------------------------------------------------------------------------

------------------------------------

*     Less than 1%.

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

(3) Includes warrants to purchase up to 20,600,000 shares of common stock of the Company for services as CEO and President, less 1,716,667, which have expired as of March 29, 2005. Also includes 101,370,050 shares owned by Mountain Reservoir Corporation ("MRC"), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a child of Mr. Wade. MRC pledged 10,450,000 shares of common stock of the Company as collateral on a $181,000 note issued in October 2002. MRC pledged 10,000,000 shares common stock of the Company shares as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares common stock of the Company shares as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by the Company in November 2003.

(4) Includes 33,000 shares of Common Stock beneficially owned through Mr. Mill's law firm, Parker, Mills, & Patel, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its former general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills of PMP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001. Also, during 2001, PMP made advances of approximately $30,000 to third party vendors on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share which expired in November 2004. At December 31, 2003, the outstanding balance under of $23,974 was in default. In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer.

      On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation ("Mountain Reservoir"), to cover any shortfall in the event of default. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2003. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments were replaced with a monthly payment of $5,000, which is applied first to the $25,000 note and then to the $50,000 note. The maturity date for the $50,000 note payable was extended to June 1, 2004 and the maturity date for the $25,000 note was extended to July 1, 2005. This note is now in default.

      In July 2001, the Company agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. In May 2003, the Company issued a $7,500 promissory note bearing interest at 12%, due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. Mr. Rossetti is the CEO and a Director of GIS, and a director of Now Solutions. In September 2002, the Company amended the consulting agreement of Stephen Rossetti to provide services in the capacity of Executive Vice President Governmental Affairs, in consideration for 3-year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model). In October 2004, the Company and Stephen Rossetti agreed to amend the terms of the $7,500 note payable issued in May 2003 and the agreement for consulting services. In consideration for canceling outstanding debt under the note payable and the consulting agreement, the Company issued 6,500,000 shares of the common stock of the Company at a fair market value of $84,500. As of March 29, 2005, 2,900,145 of the 4,150,145
warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

      In November 2003, Mountain Reservoir pledged 4,000,000 shares of common stock to secure a loan of $60,000 to GIS, which issued a $60,000 note payable on November 5, 2003 bearing interest at 10% per annum, and was due November 5, 2004. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

      Also in November 2003, Mountain Reservoir pledged 3,000,000 shares of common stock to secure a loan of $40,000 to GIS, which issued a $40,000 note payable on November 19, 2003 bearing interest at 10% per annum, and was due November 19, 2004. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

      In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to piggy-back registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

      Also in January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as the $25,000 outstanding in accounts payable owed to Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty on sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of March 29, 2005, the Company has made all interest payments. Mr. Weber is the President and a Director of GIS

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen Acquisitions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is currently in default. As of March 29, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

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

      In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) 50% of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply:
(i) all such remaining amounts will be added to the secured loan amounts and subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default.

      In February 2004, the note payable in the amount of $181,584 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) 50% of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to piggy-back registration rights. Since the Company could not ascertain the fair market value of MedData, the investment was written off in 2004. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway ("EKG") software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Mr. Kensicki is a Director of GIS and of Now Solutions, Inc. and the President of Basix1.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a)   Exhibits

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
2.1                   Certificate of Ownership and Merger Merging Scientific   Incorporated by reference to Exhibit 1.1 to
                      Fuel Technology, Inc. into Vertical Computer Systems,    the Company's Form 8-K 12G3 filed on May 2,
                      Inc.                                                     2000

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

3.7                   Amended and Restated Bylaws of the Company               Incorporated by reference to Exhibit 3.7 to
                                                                               the Company's Form 10-KSB/A filed on May 17,
                                                                               2001

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
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

                      (c) Berche Warrants dated August 13, 2001


Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
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

10.65                 Promissory Note as of October 31, 2001 between the       Incorporated by reference to Exhibit 10.65 to
                      Company and a third party                                the Company's Form 10-KSB A filed on May 20,
                                                                               2002

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

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
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

                      (c) Valdetaro Warrants, dated August 20, 2002, between the Company and Valdetaro

10.91                 Amendment Number Two to Deposit Account Pledge           Incorporated  by reference to Exhibit 10.91 to
                      Agreement, dated October 16, 2002, between the           the Company's Form 8-K filed on October 23,
                      Company and Coast Business Credit                        2002

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

10.96                 Warrants (FORM)                                          Incorporated by reference to Exhibit 10.96 to
                                                                               the Company's Form 10-KSB filed on August 7,
                                                                               2003

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
10.98                 (a) Form of Director Agreement of Company's              Incorporated by reference to Exhibit 10.98 to
                      subsidiary, Government Internet Systems, Inc. (GIS)      the Company's Form 10-KSB filed on August 7,
                      Director Agreement, between GIS and director             2003

                      (b) Form of Warrants in connection with GIS Director
                      2003 Agreement between the Company's Subsidiary, GIS, and GIS director

10.99                 (a) Executive Agreement, dated December 19, 2002,        Incorporated by reference to Exhibit 10.99 to
                      between the Company's Subsidiary, GIS, and Victor Weber  the Company's Form 10-KSB filed on August 7,
                                                                               2003
                      (b) Warrants dated December 19, 2002 issued to Victor
                      Weber

10.100                Executive Agreement, dated December 26, 2002, between    Incorporated by reference to Exhibit 10.100 to the
                      Company's  Subsidiary,   GIS,  and  Stephen  Rossetti    Company's Form 10-KSB filed on August 7,
                                                                               2003

10.101                (a) Executive Agreement, dated January 8, 2003,          Incorporated by reference to Exhibit 10.101 to
                      between the Company's Subsidiary, GIS, and David Kinney  the Company's Form 10-KSB filed on August 7,
                                                                               2003
                      (b) Warrants, dated January 8, 2003 issued to David
                      Kinney in connection with Executive Agreement between
                      the Company's Subsidiary, GIS, and David Kinney

10.102                Amendment to Stock Purchase Agreement, dated February    Incorporated by reference to Exhibit 10.102 to
                      1, 2003, between the Company and Enfacet.                the Company's Form 10-KSB filed on August 7,
                                                                               2003

10.103                $200,000  Purchase  of  Convertible  Debentures,  dated  Incorporated by reference to Exhibit 10.103 to
                      April 14,  2003,  between  the  Company and third party  the Company's Form 10-KSB filed on August 7,
                      buyers.                                                  2003

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

                      (b)  Registration Rights Agreement

                      (c)  Compensation  Debenture

10.105                (a) Services agreement, dated April 10, 2003, between    Incorporated by reference to Exhibit 10.105 to
                      the Company and Vasu Vijay                               the Company's Form 10-KSB filed on August 7,
                                                                               2003
                      (b) Promissory note, dated April 10, 2003, issued by
                      the Company to Vasu Vijay

                      (c) Consulting Agreement, dated April 14 2003, between the Company and Vasu Vijay.


Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
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

10.108                Loan Agreement, between the Company and a third party    Incorporated by reference to Exhibit 10.108 to
                      lender, dated May 9, 2003                                the Company's Form 10-KSB filed on August 7,
                                                                               2003
                      (a) Term Sheet

                      (b) Promissory Note

                      (c) Warrants

10.109                Loan Agreement, between the Company and a third party    Incorporated by reference to Exhibit 10.109 to
                      lender, dated May 9, 2003                                the Company's Form 10-KSB filed on August 7,
                                                                               2003
                      (a) Term Sheet

                      (b) Promissory Note

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
10.110                Equitilink Services Agreement, dated June 10, 2002,      Incorporated by reference to Exhibit 10.110 to
                      between the Company and Equitilink                       the Company's Form 10-QSB for the quarter
                                                                               ended March 31, 2003 filed on June 22, 2004

10.111                Loan, agreement, between the Company and a third party   Incorporated by reference to Exhibit 10.111 to
                      lender                                                   the Company's Form 10-QSB  for the quarter
                                                                               ended March 31, 2003, filed on June 22, 2004
                      (a) Term Sheet, dated June 25, 2003

                      (b)  $90,000 note, dated June 26, 2003

                      (c) Pledge Agreement, dated June 26, 2003

10.113                Loan Agreement, dated September 4, 2003, between the     Incorporated by reference to Exhibit 10.113 to
                      Company and Victor Weber                                 the Company's Form 10-QSB for the quarter
                                                                               ended March 31, 2003 filed on June 22, 2004
                      (a) Term Sheet

                      (b) $50,000 Promissory Note

10.114                $500,000 Farias Loan Agreement between Now Solutions     Incorporated by reference to Exhibit 10.114 to
                      and the Company and Robert Farias, dated February 13,    the Company's Form 10-QSB for the quarter
                      2004                                                     ended March 31, 2003 filed on June 22, 2004

                      (a) Loan Agreement

                      (b) Promissory Note, issued by Now Solutions

                      (c) Security Agreement between Robert Farias and Now
                      Solutions

                      (d) Ownership Pledge Agreement between Robert Farias and the Company

10.115                Arglen Settlement between Arglen Acquisitions, LLC and   Incorporated by reference to Exhibit 10.115 to
                      the Company                                              the Company's Form 10-QSB for the quarter
                                                                               ended March 31, 2003 filed on June 22, 2004
                      (a) Arglen Settlement Agreement, dated December 4,
                      2004

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

10.117                Loan Amendment, dated June 15, 2004 between WAMCO 32     Incorporated by reference to Exhibit 10.117 to
                      Ltd. and the Company and Now Solutions                   the Company's Form 10-KSB filed on January 18,
                                                                               2005
                      (a) Amendment Number Five to Loan and Security
                      Agreement

                      (b) Amended and Restated Secured Term Promissory Note

10.118                Weber Loans Amendment, between the Company and Victor    Incorporated by reference to Exhibit 10.118 to
                      Weber, dated September 28, 2004                          the Company's Form 10-KSB filed on January 18,
                                                                               2005
                      Amendment to Consulting Agreement and $7,500
10.119                Promissory Note, between the Company and Stephen         Incorporated by reference to Exhibit 10.119 to
                      Rossetti, dated October 12, 2004                         the Company's Form 10-KSB filed on January 18,
                                                                               2005

Exhibit No.           Description                                              Location
-----------           ------------------------------------------------------   --------------------------------------------
14.1                  Code of Ethics                                           Incorporated by reference to Exhibit 14.1 to
                                                                               the Company's Form 10-KSB filed on January 18,
                                                                               2005

21.1                  Subsidiaries of the Company                              Incorporated by reference to Exhibit 21.1 to
                                                                               the Company's Form 10-KSB filed on August 7,
                                                                               2003

31.1                  Certification of Chief Executive Officer Pursuant to     Attached herewith
                      Section 302 of the Sarbanes-Oxley Act of 2002, dated
                      March 29, 2005

31.2                  Certification of Chief Financial Officer Pursuant to     Attached herewith
                      Section 302 of the Sarbanes-Oxley Act of 2002, dated
                      March 29, 2005

32.1                  Certification of Chief Executive Officer Pursuant to     Attached herewith
                      Section 906 of the Sarbanes-Oxley Act of 2002, dated
                      March 29, 2005

32.2                  Certification of Chief Financial Officer Pursuant to     Attached herewith
                      Section 906 of the Sarbanes-Oxley Act of 2002, dated
                      March 29, 2005

      (b)   Reports on Form 8-K:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees billed for professional services rendered by the Company's principal accounting firm, Weaver and Tidwell, L.L.P., was $75,000 for the audit of the Company's annual financial statements for the fiscal year ended 2004, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years. The aggregate fees billed for professional services rendered by the Company's principal accounting firm, BDO Seidman, LLP, was $152,740 for the audit of the Company's annual financial statements for the fiscal year ended 2003, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

      Tax Fees. The principal accounting firm Weaver and Tidwell, L.L.P. did not provide any tax services in 2004. The aggregate fees billed in the fiscal year ended 2003 for professional services rendered by BDO Seidman, LLP for tax advice, tax planning and tax return preparation were $11,050 and $29,198, for the years ended 2004 and 2003, respectively. In addition, BDO Dunwoody LLP in Toronto billed 11,925 and 34,740 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2004 and 2003, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $3,427 and $31,690 for tax advice and tax planning for the years ended 2004 and 2003, respectively.

      All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the either principal accountant was $0 and $0, respectively, for the fiscal years ended 2004 and 2003.

                                   SIGNATURES

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons or on behalf of the Registrant and in the capacities indicated as of March 30, 2005.

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

                                           By:      /s/ Richard Wade
                                                    ---------------------------
                                                    Richard Wade, Director

                                           By:      /s/ William Mills
                                                    ---------------------------
                                                    William Mills, Director

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                  F-2
Report of Independent Registered Public Accounting Firm                  F-3

Consolidated Financial Statements
     Consolidated Balance Sheets                                         F-4
     Consolidated Statements of Operations                               F-6
     Consolidated Statement of Stockholders' Equity                      F-7
     Consolidated Statements of Cash Flows                               F-9

Notes to Consolidated Financial Statements                              F-10

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2004, the Company had negative working capital of approximately $11.6 million, a stockholders' deficit of $13.3 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Weaver and Tidwell L.L.P.

         Fort Worth, Texas
         March 18, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Fort Worth, TX

We have audited the accompanying consolidated balance sheet of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2004, the Company had negative working capital of approximately $11.6 million, a stockholders' deficit of $13.3 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ BDO Seidman

         Los Angeles, CA
         December 31, 2004

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                               ------------------------------
                                                                                   2004              2003
                                                                               ------------      ------------
Assets

Current assets:
   Cash                                                                        $    330,780      $    962,454
   Restricted cash                                                                       --           102,655
   Securities available for sale                                                      9,128             9,128
   Accounts receivable, net of allowance for bad debts of $137,473 and
     $121,004                                                                     1,325,114           982,281
   Other receivable                                                                  75,085            75,085
   Employee receivables                                                              17,138            10,912
   Prepaid expenses and other assets                                                 23,789           220,784
                                                                               ------------      ------------

Total current assets                                                              1,781,034         2,363,299
                                                                               ------------      ------------

Property and equipment, net of accumulated depreciation                              82,824           197,502
Other intangibles, net                                                              944,298         2,051,355
Deposits and other                                                                   10,373               600
                                                                               ------------      ------------

Total assets                                                                   $  2,818,529      $  4,612,756
                                                                               ============      ============

Liabilities, Convertible Preferred Stock and Stockholder's Deficit

Current liabilities:
   Accounts payable and accrued liabilities                                    $  6,078,310      $  4,993,437
   Deferred revenue                                                               2,679,484         2,491,685
   Accrued income taxes                                                              18,000            18,000
   Current portion-convertible debentures                                            40,000            40,000
   Current portion-notes payable                                                  4,580,899         4,226,482
                                                                               ------------      ------------

Total current liabilities                                                        13,396,693        11,769,604

Convertible debentures                                                              390,000           420,000
Accrued dividends                                                                 2,313,712         1,713,712
                                                                               ------------      ------------

Total liabilities                                                              $ 16,100,405      $ 13,903,316
                                                                               ------------      ------------

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                                                                                         December 31,
                                                                               ------------------------------
                                                                                   2004              2003
                                                                               ------------      ------------
Minority interest                                                                        --                --

Stockholders' Equity (Deficit)
   Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                     50                50
   Series B 10% Convertible Preferred stock; $0.001 par value; 375,000
     shares authorized; 7,200 shares issued and outstanding                          45,000            45,000
   Series C 4% Convertible Preferred stock; $100 par value; 200,000 shares
     authorized; 50,000 shares issued and outstanding                               350,000           350,000
   Series D 15% Convertible Preferred stock; $0.001 par value; 300,000
     shares authorized; 25,000 shares issued and outstanding                        156,250           156,250

Common stock: $.00001 par value, 1,000,000,000 shares authorized
   867,768,895 and 799,272,301 issued and outstanding                                 8,678             7,993

   Additional paid-in capital                                                    27,385,191        26,075,405
   Accumulated deficit                                                          (41,367,483)      (36,065,274)
   Accumulated other comprehensive income                                           140,438           140,016
                                                                               ------------      ------------

Total stockholders' deficit                                                     (13,281,876)       (9,290,560)
                                                                               ------------      ------------

Total liabilities and stockholders' deficit                                    $  2,818,529      $  4,612,756
                                                                               ============      ============

See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years ended December 31,
                                                                                 --------------------------------
                                                                                    2004                2003
                                                                                 -------------      -------------
Revenues

       Licensing and maintenance                                                 $   5,457,258      $   5,047,800

       Consulting Services                                                             818,033          1,419,257

       Other                                                                           136,716            189,515
                                                                                 -------------      -------------

Total Revenues                                                                       6,412,007          6,656,572

Selling , general and administrative expenses                                        8,877,495         10,124,809

Goodwill Impairment                                                                  1,760,000          2,873,997
                                                                                 -------------      -------------

Operating loss                                                                      (4,225,488)        (6,342,234)

Interest income                                                                          2,010              8,594
Interest expense                                                                      (478,732)          (510,050)
                                                                                 -------------      -------------

Net loss before minority interest and income taxes                                  (4,702,210)        (6,843,690)

Income Tax Provision  (benefit)                                                             --            (26,000)
                                                                                 -------------      -------------

Net loss before minority interest                                                   (4,702,210)        (6,817,690)

Minority interest in (income) loss of subsidiary                                            --            299,283
                                                                                 -------------      -------------

Net loss                                                                            (4,702,210)        (6,518,407)

Dividend applicable to preferred stock                                                (600,000)          (600,000)
                                                                                 -------------      -------------

Net loss applicable to common stockholders'                                      $  (5,302,210)     $  (7,118,407)
                                                                                 -------------      -------------

Basic and diluted loss per share                                                 $       (0.01)     $        (0.01)
                                                                                 -------------      -------------

Basic and diluted weighted average                                                 853,830,749        779,926,227
                                                                                 -------------      -------------
        of common shares outstanding

Comprehensive loss and its components consist of the following:

       Net loss                                                                  $  (4,702,210)     $  (6,518,407)

       Unrealized gain on securities available for sale                                     --              6,316

       Translation adjustments                                                            (422)           133,700

                                                                                 -------------      -------------
       Comprehensive loss                                                        $  (4,702,632)     $  (6,378,391)
                                                                                 =============      =============

See accompanying notes to consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                              Common Stock                      Preferred Stock
                                                                      -----------------------------        ------------------------
                                                                        Shares            Amount            Shares        Amount
                                                                      -----------      ------------        -------     ------------
  Balance, December 31, 2002                                          726,884,934      $      7,270        132,200     $    551,300

  Issuing shares upon conversion of
    convertible debentures                                             12,853,470               129             --               --

  Issuing shares upon conversion of
    convertible debentures                                             14,138,817               141             --               --

  Issuing shares for consulting services                                3,000,000                30             --               --

  Stock compensation by issuing warrants
    in the first quarter of 2003                                               --                --             --               --

  Issuing shares for service rendered                                   1,100,000                11             --               --

  Issuing shares for service rendered                                   1,000,000                10             --               --

  Issuing shares for lending services
    rendered                                                            3,000,000                30             --               --

  Issuing shares upon conversion of
    convertible debentures                                             10,245,900               102             --               --

  Issuing shares for services rendered                                 15,000,000               150             --               --

  Compensation for warrants granted in the
    second quarter of 2003                                                                                      --               --

  Issuing shares for services rendered                                  2,049,180                20             --               --

  Issuing shares for loan renewals                                      8,000,000                80             --               --

  Issuing common shares for loan renewals                               2,000,000                20             --               --

  Beneficial conversion feature for
    convertible debentures                                                     --                --             --               --

  Preferred stock dividends                                                    --                --             --               --

  Net loss                                                                     --                --             --               --

  Unrealized gain on investment                                                --                --             --               --

  Translation adjustment                                                       --                --             --               --
                                                                      -----------      ------------        -------     ------------
  Balance, December 31, 2003                                          799,272,301      $      7,993        132,200     $    551,300
                                                                      ===========      ============        =======     ============

                                                                                                        Accumulated
                                                                     Accumulated                           Other
                                                                       Paid-In        Accumulated      Comprehensive
                                                                       Capital          Deficit            Income         Total
                                                                     ------------     ------------      ------------   ------------
  Balance, December 31, 2002                                           25,687,963     $(28,946,867)     $         --    $(2,700,334)

  Issuing shares upon conversion of
    convertible debentures                                                 49,871               --                --         50,000

  Issuing shares upon conversion of
    convertible debentures                                                 54,859               --                --         55,000

  Issuing shares for consulting services                                   14,663               --                --         14,693

  Stock compensation by issuing warrants
    in the first quarter of 2003                                            5,643               --                --          5,643

  Issuing shares for service rendered                                       4,457               --                --          4,468

  Issuing shares for service rendered                                       5,015               --                --          5,025

  Issuing shares for lending services
    rendered                                                               15,045               --                --         15,075

  Issuing shares upon conversion of
    convertible debentures                                                 39,898               --                --         40,000

  Issuing shares for services rendered                                     60,772               --                --         60,922

  Compensation for warrants granted in the
    second quarter of 2003                                                 33,369               --                --         33,369

  Issuing shares for services rendered                                      9,980               --                --         10,000

  Issuing shares for loan renewals                                         39,920               --                --         40,000

  Issuing common shares for loan renewals                                   8,980               --                --          9,000

  Beneficial conversion feature for
    convertible debentures                                                 45,000               --                --         45,000

  Preferred stock dividends                                                    --         (600,000)                        (600,000)

  Net loss                                                                     --       (6,518,407)                      (6,518,407)

  Unrealized gain on investment                                                --               --             6,316          6,316

  Translation adjustment                                                       --               --           133,700        133,700
                                                                       ----------     ------------      ------------    ----------
  Balance, December 31, 2003                                           26,075,405     $(36,065,274)     $    140,016    $(9,290,560)
                                                                       ==========     ============      ============    ==========

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                              Common Stock                     Preferred Stock
                                                                      -----------------------------       ------------------------
                                                                        Shares            Amount           Shares        Amount
                                                                      -----------      ------------       -------     ------------
  Balance, December 31, 2003                                          799,272,301      $      7,993       132,200     $    551,300

 Issuing common shares for :

        consulting services                                             2,000,000                20

        legal services rendered                                        10,000,000               100

        consulting services                                             1,000,000                10

        consulting services                                             2,000,000                20

        services rendered                                                 500,000                 5

        Parnes agreement                                                1,000,000                10

        loan renewals                                                   1,000,000                10

        financing fee on Farias note payable                            5,000,000                50

        Arglen agreement                                               20,000,000               200

        investment in MedData Solution                                  9,000,000                90

        loan renewals                                                   1,000,000                10

        penalty on loan payments                                        5,000,000                50

Issuance of warrants for Farias note payable

Issuance of options for employment contracts

Issuing common shares for consulting services                             250,000                 3

Issuing common shares for debt forgiveness                              1,170,424                12
 Issuing common shares upon  conversion of
convertible debentures                                                  1,076,170                11

Issuing common shares for loan amendment                                2,000,000                20

Compensation for warrants granted  in the second quarter of 2004

Issuance of warrants for WAMCO extension

Issuing common shares for debt forgiveness                              6,500,000                65

Compensation for warrants granted  in the fourth quarter of 2004

 Net loss for the year ended December 31, 2004

 Accrued dividends for preferred stock
 Other comprehensive income

        Translation adjustment
        Unrealized gain on investment
                                                                      -----------      ------------       -------     ------------
 Balance at December 31, 2004                                         867,768,895      $      8,678       132,200     $    551,300
                                                                      ===========      ============       =======     ============

                                                                                                        Accumulated
                                                                     Accumulated                           Other
                                                                       Paid-In        Accumulated      Comprehensive
                                                                       Capital          Deficit            Income         Total
                                                                     ------------     ------------      ------------   ------------
  Balance, December 31, 2003                                           26,075,405     $(36,065,274)     $    140,016    $(9,290,560)

 Issuing common shares for :

        consulting services                                                 5,980                                             6,000

        legal services rendered                                            29,900                                            30,000

        consulting services                                                 2,990                                             3,000

        consulting services                                                 5,980                                             6,000

        services rendered                                                   1,495                                             1,500

        Parnes agreement                                                    2,990                                             3,000

        loan renewals                                                       2,990                                             3,000

        financing fee on Farias note payable                               74,950                                            75,000

        Arglen agreement                                                  279,800                                           280,000

        investment in MedData Solution                                    134,910                                           135,000

        loan renewals                                                      13,990                                            14,000

        penalty on loan payments                                          124,950                                           125,000

Issuance of warrants for Farias note payable                              223,083                                           223,083

Issuance of options for employment contracts                               83,494                                            83,494

Issuing common shares for consulting services                               5,187                                             5,190

Issuing common shares for debt forgiveness                                 56,705                                            56,716
 Issuing common shares upon  conversion of
convertible debentures                                                     22,266                                            22,277

Issuing common shares for loan amendment                                   23,980                                            24,000

Compensation for warrants granted  in the second quarter of 2004            6,185                                             6,185

Issuance of warrants for WAMCO extension                                   74,142                                            74,142

Issuing common shares for debt forgiveness                                 84,435                                            84,500

Compensation for warrants granted  in the fourth quarter of 2004           49,385                                            49,385

 Net loss for the year ended December 31, 2004                                          (4,702,210)                      (4,702,210)

 Accrued dividends for preferred stock                                                    (600,000)                        (600,000)
 Other comprehensive income

        Translation adjustment                                                                 422                              422
        Unrealized gain on investment
                                                                     ------------     ------------      ------------   ------------
 Balance at December 31, 2004                                        $ 27,385,191     $(41,367,484)     $    140,438   $(13,281,876)
                                                                     ============     ============      ============   ============

          See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                                           ----------------------------
                                                                               2004             2003
                                                                           -----------      -----------
Cash flows from operating activities:

   Net loss                                                                $(4,702,210)     $(6,518,407)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest in net income (loss) of Subsidiary                           --         (299,283)
     Depreciation and amortization                                           1,267,848        1,289,312
     Goodwill Impairment                                                     1,760,000        2,873,997
     Write-off of MedData Solutions Investment                                 135,000               --
     Non employee stock compensation                                           808,976          243,165
     Employee stock compensation expense                                        83,494               --
     Deferred tax assets                                                            --          436,000
     Allowance for bad debts                                                    16,469           (8,248)
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (359,302)       1,084,273
       Other receivable                                                             (0)          23,420
       Receivable from officers and employees                                   (6,226)         147,352
       Prepaid expenses                                                        187,223         (140,529)
       Accounts payable and accrued liabilities                              1,084,874        1,577,410
       Deferred Revenue                                                        187,799          (77,155)
       Accrued income tax payable                                                   --         (462,000)
       Payable to Officers                                                          --          (50,464)
                                                                           -----------      -----------

Net cash provided by operating activities                                      463,945          118,843

Cash flows from investing activities:
   Acquisition of minority interest in Now Solutions                          (877,000)              --
   Purchase of equipment                                                       (46,112)         (41,625)
                                                                           -----------      -----------

Net cash used in investing activities                                         (923,112)         (41,625)

Cash flows from financing activities:
   Release of pledge of cash deposit for bank Loan                                  --          650,000
   Proceeds from issuance of convertible debentures                                 --          420,000
   Payment of convertible debentures                                           (10,000)         (20,000)
   Payment of note payable                                                    (765,583)      (1,819,052)
   Proceeds from issuance of notes payable                                     500,000          392,851
   Release of restricted cash                                                  102,655          181,702
                                                                           -----------      -----------

Net cash used in financing activities                                         (172,928)        (194,499)

Effect of changes in exchange rates on cash                                        422          133,700

Net increase (decrease) in cash and cash equivalents,                         (631,674)          16,419

Cash and cash equivalents, beginning of period                                 962,454          946,035
                                                                           -----------      -----------

Cash and cash equivalents, end of period                                   $   330,780      $   962,454
                                                                           ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest
     Interest                                                              $   189,913      $   218,556
                                                                           ===========      ===========

   Non-cash investing and financing activities:
     Common stock and debt issued for acquisitions                         $ 1,018,000               --
                                                                           ===========      ===========

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

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. ("ENF" inactive), Globalfare.com, Inc. ("GFI" inactive), Pointmail.com, Inc. ("PMI" inactive), Scientific Fuel, Inc. ("SFI" inactive), "Vertical Internet Solutions ("VIS" inactive), Now Solutions, Inc. ("Now Solutions"), and its 85% owned subsidiary Government Internet Systems, Inc. ("GIS" a newly established entity with minor activities). To date, the Company has generated revenues primarily from software license, consulting fees and maintenance agreements from Now Solutions, its 100% owned subsidiary.

Going Concern Uncertainty

The accompanying consolidated financial statements for the years ended December 31, 2004 and 2003, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at December 31, 2004 was $13.3 million. Additionally, at December 31, 2004, the Company negative working capital of approximately $11.6 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated economic life of one to fifteen years. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2003, the Company determined that there was approximately $2,874,000 of impairment in goodwill, which was located in Now Solutions and Vertical. During 2004, the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2004 and 2003, no costs were capitalized.

Stock-based Compensation

Effective January 1, 2004, the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

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

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share. As of December 31, 2004 and 2003, all outstanding convertible debts and warrants and options outstanding were not included in the calculation of diluted loss per share because they were anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, valuation allowance for deferred tax assets, impairment of long-lived assets and intangible, and the valuation of warrants. Actual results could materially differ from those estimates.

Advertising and Tradeshow Costs

The Company expenses advertising and tradeshow costs when incurred. Advertising and tradeshow costs for the year ended December 31, 2004 and 2003, were approximately $189,000 and $225,000, respectively. Now Solutions accounted for 100% of such costs.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred."

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that the goodwill was impaired during the years ended December 31, 2004 and 2003 and, to date, all goodwill was written off.

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

Adoption of FIN No. 46

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

New Accounting Announcements Not Adopted Yet

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes

On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, Inc., a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 shares of the Company's common stock at a purchase price of $0.08 per share were granted to Arglen Acquisitions, LLC ("Arglen"). Arglen negotiated Now Solutions' purchase of Ross Systems assets related to its Payroll/Human Resources product including all equipment, software and maintenance agreements. Based on the Black Scholes option pricing model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and Stephen Parnes received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions held by Stephen Parnes for $77,000 and 1,000,000 unregistered shares of Company common stock, subject to terms and a "lock-up" provision. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written off in 2004. The Company and Arglen settled their arbitration and litigation in December 2003. In February 2004, in connection with the settlement, the Company purchased Arglen's 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to terms and a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. The $1,400,000 was payable as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest on the note at the rate of 10% from its inception. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Pursuant to the settlement agreement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were originally granted to Arglen in connection with the Company's acquisition of 60% of equity interest in Now Solutions. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were due pursuant to the settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB2 registration statement within 180 days from the closing date of the settlement. In March 2005, the Company issued these 5,000,000 shares to Arglen.

During 2001, the goodwill on Now Solutions' book was amortized on a straight-line method over a period of five years. During the year ended December 31, 2003, the Company determined that the goodwill resulting from the 60% equity interest was impaired and all goodwill was written off as of December 31, 2003 resulting in an impairment charge of $2,873,997.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), and payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. At December 31, 2004, the past due balance of the note outstanding was $750,000.

Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast Business Credit ("Coast"), issued by Now Solutions, Inc., in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 32, Ltd., purchased the loan. As of December 31, 2004, the outstanding principal balance due on the $5.5 million note is $1,190,601. In August 2003, WAMCO 32, Ltd. agreed to extend the due date of the note from February 28, 2004 to August 28, 2004. In June 2004, the parties agreed to amend the terms of the note and the loan.

Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. In connection with the amendment, Now Solutions is required to pay WAMCO 32 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or by cashless exercise, at the holder's election. The warrants are subject to "piggy back" registration rights and a "lock-up" provision. Now Solutions has made all interest payments as of March 29, 2005 but it is $408,217 delinquent in principle payments. The Company is currently in discussion with WAMCO 32 for a forbearance or modification agreement. There is no guarantee that an agreement will be reached with WAMCO 32.

In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which is $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions. Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of loan agreements. The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes were due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Weber were cancelled. The $215,000 note to Weber was outstanding at December 31, 2004.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

Pursuant to the terms of the operating agreement among the members of Now Solutions, the Company is entitled to receive a management fee of $50,000 per year, pro-rata distributions of 50% of net earnings on a taxable income basis for federal income tax purpose if cash is available, and repayment of the initial capital contribution of $1 million if certain conditions are met. As of December 31, 2004, all of the initial capital had been repaid by Now Solutions.

In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. When the Company did not make the April 2004 payment, the Company began accruing interest on the note at the rate of 10% from its inception. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. Also at the closing of the settlement, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were due pursuant to the settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB2 registration statement within 180 days from the closing date of the settlement. In March 2005, the Company issued these 5,000,000 shares to Arglen.

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

In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. Since the Company could not ascertain the fair market value of MedData Solutions, Inc., the investment was written off in 2004. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

Note 5.  Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its former general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. William Mills, a partner at PMP, is also a director of the Company. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills of PMP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001. Also, during 2001, PMP made advances of approximately $30,000 to third party vendors on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share which expired in November 2004. At December 31, 2004, the outstanding balance under of $23,974 was in default.

On August 7, 2002, the Company issued a $25,000 note to a third party lender, bearing interest at 12% per annum and due on August 16, 2002. The note is secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir, to cover any shortfall in the event of default. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company made payment of approximately $12,500 on the $25,000 note in 2002 and was in a delinquent position at December 31, 2003. In June 2002, the Company issued another $50,000 note to the same lender, bearing interest at 12% per annum and due in January 2003. The second note is secured by limited interest in the Company's deposit pledge account on the behalf of Now Solutions. In March 2003, the parties entered into an amendment for both notes. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for the $25,000 note and $4,200 for the $50,000 note and monthly interest payments for both notes in April, May, and June 2003. Beginning in July 2003, the above interest payments shall be replaced with a monthly payment of $5,000, which will be applied first to the $25,000 note and then to the $50,000 note. The maturity date for the $50,000 note payable was extended to June 1, 2004 and the maturity date for the $25,000 note was extended to July 1, 2005. The $50,000 note is now in default.

In July 2001, the Company agreed to pay $4,500 per month to Stephen Rossetti to provide government business consultation services on a month-to-month basis. In addition, the consultant is entitled to receive 3-year warrants to purchase common stock equal to $5,500 per month based on a strike price of the previous average five day market price on the date of issuance. In May 2003, the Company issued a $7,500 promissory note bearing interest at 12%, due in June 2003, to Stephen Rossetti in connection with a loan in the same amount. Mr. Rossetti is the CEO and a Director of GIS, and a director of Now Solutions. In September 2002, the Company amended the consulting agreement of Stephen Rossetti to provide services in the capacity of Executive V.P. Governmental Affairs, in consideration for 3-year warrants to purchase 1,000,000 shares of its common stock at a share price of $0.012, $30,000 for services rendered through August 31, 2002, and $5,000 per month for a period of one year. The warrants were issued at a fair market value of $6,191 (valued using the Black-Scholes valuation model). In October 2004, the Company and Stephen Rossetti agreed to amend the terms of the $7,500 note payable issued in May 2003 and the agreement for consulting services. In consideration for canceling outstanding debt under the note payable and the consulting agreement, the Company issued 6,500,000 shares of the common stock of the Company at a fair market value of $84,500. As of March 29, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

In November 2003, Mountain Reservoir pledged 4,000,000 shares of common stock to secure a loan of $60,000 to GIS, which issued a $60,000 note payable on November 5, 2003 bearing interest at 10% per annum, and was due November 5, 2004. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In November 2003, Mountain Reservoir pledged 3,000,000 shares of common stock to secure a loan of $40,000 to GIS, which issued a $40,000 note payable on November 19, 2003 bearing interest at 10% per annum, and was due November 19, 2004. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to piggy-back registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel.

In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for
$100,000,  $50,000  and  $40,000  issued  to Mr.  Weber  as well as the  $25,000 outstanding in accounts payable owed to Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month, (ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty on sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. As of March 29, 2005, the Company has made all interest payments. Mr. Weber is the President and a Director of Government Internet Systems, Inc.

In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd and Arglen Acquisitions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is currently in default. As of March 29, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO 32, Ltd. notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO 32, Ltd. and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

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

In February 2004, the note payable in the amount of $181,583 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the

W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note is in default.

In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. Since the Company could not ascertain the fair market value of MedData Solutions, Inc., the investment was written off in 2004. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway (EKG) software. Pursuant to the terms of the license, Basix1 shall pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Mr. Kensicki is a Director of GIS and of Now Solutions, Inc. and the President of Basix1, Inc.

In January 2005, the Company entered into a marketing agreement with CW International, LLC. Mr. Weber is a Director and President of Government Internet Systems, Inc. and a member of CW International, LLC.

Note 6.  Other Intangible Assets

Other intangible assets are as follows:

                                                    2004                2003
                                                 -----------        -----------

Purchased software source code                   $ 4,753,972        $ 4,753,972
Other amortizable intangible assets                  305,337            305,337
Accumulated amortization                          (4,115,011)        (3,007,974)
                                                 -----------        -----------

Net other intangible assets                      $   944,298        $ 2,051,355
                                                 ===========        ===========

At December 31, 2003, due to the deteriorated operating and financial situations in Now Solutions the Company determined that the remaining outstanding balances of goodwill in Now Solution ($1,610,524) and Vertical ($1,263,473) were impaired in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In 2004, goodwill associated with the purchase of the minority interests in Now Solutions of $1,760,000 was considered fully impaired.

In accordance with SFAS No 142, the Company amortized intangible assets other than goodwill on a straight-line basis over their estimated useful lives of five years. For the years ended December 31, 2004 and 2003, respectively, amortization expense consists of the following:

                                                       2004              2003
                                                    ----------        ----------

Software sources code                               $1,012,274        $1,043,607
Other purchased intangible assets                       94,763            33,724
                                                    ----------        ----------

Total                                               $1,107,037        $1,077,331
                                                    ==========        ==========

The estimated amortization expense for each of the succeeding two years is as follows:

Years ending December 31

      2005                                                              $790,582
      2006                                                               153,716
                                                                        --------

Total                                                                   $944,298
                                                                        ========

Note 7.  Property and Equipment

Property and equipment consist of the following:

                                                     2004                2003
                                                  ---------           ---------

Equipment                                         $ 749,173           $ 724,408
Leasehold improvements                               87,712              73,880
Furniture and fixtures                               40,803              33,287
                                                  ---------           ---------

Total                                               877,688             831,575

Accumulated depreciation                           (794,864)           (634,073)
                                                  ---------           ---------
                                                  $  82,824           $ 197,502
                                                  =========           =========

Depreciation expense for the years ended December 31, 2004 and 2003 was $160,811 and $211,981, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

                                                       2004              2003
                                                    ----------        ----------

Accounts payable                                    $2,304,960        $1,498,766
Accrued payroll                                      1,536,840         1,353,457
Accrued payroll tax and penalties                      698,172           503,923
Accrued liabilities                                  1,538,338         1,637,291
                                                    ----------        ----------

                                                    $6,078,310        $4,993,437
                                                    ==========        ==========

Note 9.  Other Receivable

Other receivable of $75,085 and $75,085 at December 31, 2004 and 2003 represented the amounts due from Ross Systems, Inc. ("Ross") for Now Solutions customer prepayments on maintenance contracts for the period subsequent to the acquisition. Now Solutions and Ross reached a mutual agreement to offset a $250,000 note payable due to Ross in 2002 against the other receivable of $419,489 due from Ross at the end of 2001. Now Solutions withheld its payment to Ross on the remaining $750,000 that was due in February 2003 and gave notice to Ross of Now Solutions' claim of offset against unpaid maintenance fees in February 2003. The parties are currently involved in litigation concerning the withholding of the $750,000 by Now Solutions and Now Solutions' claim of offset against unpaid maintenance fees, plus additional damages in connection with Now Solutions' claims of Ross' breach of the asset purchase agreement. For further information concerning details of the legal proceedings concerning the Company, Now Solutions, and Ross, please see Note 15.

Note 10.  Notes Payable and Convertible Debts

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
The $5.5 million note payable, issued by Now Solutions to Coast and purchased by
WAMCO 32,  Ltd.,  was  amended  in June 2004.  Pursuant  to the  amendment,  the interest was changed to 9% per annum and the  $1,304,766  outstanding  principal balance  shall be payable as follows:  (a)  $91,667  principal  per month,  plus interest  commencing on June 30, 2004 and  continuing on each  succeeding  month through  September  30, 2004;  (b) $7,500  principal per month,  plus  interest, commencing on October 31, 2004 and continuing on each  succeeding  month through
January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5
million  and  EBITDA   (Earnings   Before   Interest,   Taxes,   Depreciation  &
Amortization)  of not less than  $2,200,000  for the fiscal  year  2004,  $7,500 principal  per  month,  plus  interest,  commencing  on  February  28,  2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d)
$91,667  principal  per month plus  interest,  commencing  on July 31,  2005 and continuing  on each  succeeding  month until the note is paid.  In the event Now
Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28,
2005 and continuing on the last day of each  succeeding  month until the note is paid.  Now Solutions has made all interest  payments as of March 29, 2005. As of
March 29, 2005, Now Solutions  owed  $1,140,483 of which $408,217 is delinquent.
The note is in default.  The Company is currently in  discussions  with WAMCO 32 for a  forbearance  or  modification  agreement.  There is no guarantee  that an
agreement will be reached with WAMCO 32.                                                      $1,190,601      $ 1,829,183

Note payable to Ross issued by Now  Solutions in the amount of  $1,000,000.  The note is unsecured and non-interest  bearing. The note was recorded at a discount
(which will be  amortized  over the life of the note),  payments of $250,000 and
$750,000 to be due in February 2002 and 2003, respectively.  If a payment is not received  within  three  days  from the due date,  the note  will  begin to bear interest at 10% per annum. In 2002 Now Solutions offset $250,000 payment through its receivable  from Ross (See Notes 3 and 9) in terms of the agreement  between
Now Solutions and Ross. See also Note 15, litigation, for information concerning
the legal proceedings between the Company, Now Solutions and Ross.                               750,000          750,000

Note  payable in the amount of $27,558 to a law firm, a related  party,  bearing interest at 6% per annum, unsecured, principal and interest due at January 2002.
The note is in  default.  In January  2005,  Parker,  Mills,  and Patel  filed a lawsuit in Los  Angeles  Superior  Court to collect the  outstanding  balance of
$23,974  due under the  promissory  note  issued to them by the  Company and for failure to pay fees for professional  services in the amount of $89,930 rendered
to the Company, plus interest. In March 2005, the Company filed a demurrer.                       23,974           23,974

Note payable in the amount of $31,859 to a third party lender,  bearing interest
at an amount to be negotiated, principal and interest due on demand.                              31,859           31,859

Note payable in the amount of $27,000 to a third party, payable upon demand.                      27,000           27,000

Note  payable  to a third  party  lender  in the  amount of a  $239,004  bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December
2002,  commencing with monthly  payment of $7,500  beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third party lender, bearing interest at 12% per annum. In March 2003, the note was amended that the Company agreed to pay the interest and expenses responsible by the lender for a third party loan secured on the lender's  behalf  instead of paying to the lender and the Company agreed to begin making  monthly  payment of
$7,500,  beginning on June 1, 2003.  Pursuant to the extension in December 2003, the  Company  is  required  to make  monthly  installment  payments  of  $7,500, beginning on February 1, 2004,  until the balance  under the note has been paid.
The note is in default subsequent to February 1, 2004.                                           167,141          167,141

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note  payable  in the  amount of $50,000  to a third  party  lender,  bearing no interest.  In March 2003,  the parties  entered into an  amendment,  whereby the parties  agreed to accrue  interest  beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly  payments of accrued interests  beginning  in April  2003 and  monthly  principal  payment  of $5,000 beginning  in July  2003.  In  connection  with the  note,  the  Company  issued three-year  warrants to purchase 1,200,000 shares of its common stock at a price
of $0.003 per share. The Company is in default subsequent to April 1, 2003.                       47,180           47,180

Note payable in the amount of $50,000 to a third party lender,  bearing interest at the rate of 12% per  annum.  In  March  2003,  the  parties  entered  into an amendment,  whereby the parties agreed to pay accrued  interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004.  Beginning in July 2003,  the above  interest  payments  shall be  replaced  with a monthly installment  payment of $5,000,  with the initial  payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment,  the Company issued three-year  warrants to purchase 1,500,000 shares of its common  stock at a price of $0.004 per share.  The  Company is in default
subsequent to April 1, 2003.                                                                      50,000           50,000

Note payable in the amount of $25,000 to a third party lender,  bearing interest at 12% per annum,  secured by 10,000,000  shares of the  Company's  common stock that are owned by Mountain Reservoir Corporation, controlled by W5 Family Trust, of which Richard Wade (CEO of the Company) is trustee,  due in December 2002. In
March 2003,  the parties  entered into an amendment.  Pursuant to the amendment, the  Company  agreed to pay  accrued  interest  in the amount of $1,170 for this
$25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest  payments shall be replaced with monthly  payments of $5,000 with the initial  payments  applied first to the $25,000 note and then to the $50,000
(the above) note issued. The Company is in default subsequent to April 1, 2003.                   12,583           12,583

Note  payable in the amount of  $280,000,  bearing  interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003.  Pursuant  to the  amendment,  the payment of  principal  would be paid in monthly  installments  in the amount of $5,000,  which were to be replaced  with monthly payments of $10,000 beginning in January 2004. All interest would be due on the day the  principal is paid in full. In exchange for the  extensions,  the interest  rate will accrue at the rate of 12% from the date the note was issued.
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr.  Farias on October 31, 2001 and the  $181,583  note issued to Mr.  Farias on
October 17, 2002. Any default on these notes was waived,  and the Company agreed to make the  following  payments on these  notes:  (i)  $20,000,  which was paid toward the $181,583  note on February 20, 2004;  (ii) fifty percent (50%) of the remaining  past-due  amounts  by March 20,  2004;  and  (iii) the all  remaining past-due  amounts to bring the notes current by April 20, 2004. In the event the
Company  does not pay the amounts in a timely  manner,  then all  amounts  still owing under these notes will be considered  in default and the  following  shall apply: (i) all such remaining  amounts will be added to the secured loan amounts and will be subject to the  security  interest and pledge  agreements  under the
$84,000  promissory  note issued by the Company's  subsidiary,  EnFacet,  to Mr.
Farias on June 1, 2001; (ii) the $14,640  monthly  payments to be made under the
$84,000  note will be applied to the  $280,000  and  $181,583  notes until these notes are paid in full;  and (iii) with respect to cash  proceeds Now  Solutions receives  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  after the $500,000 note payable  issued by Now Solutions to
Mr.  Farias on February  13, 2004 has been paid in full toward the  $280,000 and
$181,583 notes if the Company is not current in its payments.  The $280,000 note is secured by  SiteFlash  technology  owned by the Company.  Robert  Farias is a director of Now Solutions,  a 100% owned subsidiary of the Company.  The note is
in default.                                                                                      237,626          237,626

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum,  payable as  follows:  (i) an initial  installment  of $10,000 payable upon  execution;  (ii) monthly payment of $5,000  beginning  November 5,
2002 and (iii) monthly $10,000 payment  beginning May 15, 2003 until all amounts under the note have been paid in full. The note is secured by 10,450,000  shares of the  Company's  common stock that are owned by Mountain  Reservoir  Corp.  to cover any shortfall.  Mountain Reservoir Corporation is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company,  is the
trustee of the W5 Family Trust.  This note was issued to replace two notes being previously  issued;  each had  outstanding  balance of $100,000 at December  31,
2001. In February  2004,  the Company and Mr.  Farias  amended the $280,000 note issued to Mr.  Farias on October  31, 2001 and the  $181,583  note issued to Mr.
Farias on October 17,  2002.  Any  default on these  notes was  waived,  and the
Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%)
of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due  amounts to bring the notes current by April 20, 2004. In the event the
Company  does not pay the amounts in a timely  manner,  then all  amounts  still owing under these notes will be considered  in default and the  following  shall apply: (i) all such remaining  amounts will be added to the secured loan amounts and will be subject to the  security  interest and pledge  agreements  under the
$84,000  promissory  note issued by the Company's  subsidiary,  EnFacet,  to Mr.
Farias on June 1, 2001; (ii) the $14,640  monthly  payments to be made under the
$84,000  note will be applied to the  $280,000  and  $181,583  notes until these notes are paid in full;  and (iii) with respect to cash  proceeds Now  Solutions receives  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  after the $500,000 note payable  issued by Now Solutions to
Mr.  Farias on February  13, 2004 has been paid in full toward the  $280,000 and
$181,583 notes if the Company is not current in its payments.  The $280,000 note is secured by  SiteFlash  technology  owned by the Company.  Robert  Farias is a director of Now Solutions,  a 100% owned subsidiary of the Company.  The note is
in default.                                                                                      108,034          133,034

Note  payable in the amount of  $100,000 to Victor  Weber,  13% per annum and is payable in monthly accrued  interest  payments  beginning  August 1, 2003, and a final payment of all principal and remaining  interest by March 31, 2004.  Weber is a Director,  President  and  Treasurer  of the  Company's  newly  established subsidiary: Government Internet Systems, Inc., a Nevada corporation. The Company pledged its interest in a $215,000  note issued by Now  Solutions to the Company to secure  this  note and the  $40,000  and  $50,000  notes  issued to Weber and
$25,000  in  expenses  paid by Weber on the  behalf  of the  Company  that  were included  in Trade  Accounts  Payable,  who had the  option to have the  Company assign the $215,000  note to Weber  provided  that Weber cancels all three notes and the  outstanding  $25,000 in accounts  payable.  Weber  elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber
were cancelled.                                                                                       --          100,000

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note payable in the amount of $40,000 to Victor Weber,  bearing interest 13% per annum and is payable  in monthly  installment  payments  beginning  on August 1,
2003, consisting of an $8,000 principal payment plus the interest accrued in the previous  month.  Weber is a Director,  President and Treasurer of the Company's
newly  established  subsidiary:  Government  Internet  Systems,  Inc.,  a Nevada corporation.  The Company  pledged its interest in a $215,000 note issued by Now
Solutions to the Company to secure this note and the $100,000 and $50,000  notes issued to Weber  and  $25,000  in  expenses  paid by Weber on the  behalf of the
Company that were included in Trade Accounts Payable, who had the option to have the Company  assign the $215,000  note to Weber  provided that Weber cancels all three notes and the outstanding  $25,000 in accounts  payable.  Weber elected to make this  assignment in January  2004.  At that time,  all other notes and debt
owed to Weber were cancelled.                                                                         --           40,000

Note payable in the amount of $50,000 to Victor Weber,  bearing interest 13% per annum and is payable and due March 31, 2004. Weber is a Director,  President and
Treasurer of the Company's newly  established  subsidiary:  Government  Internet
Systems, Inc., a Nevada corporation. In September 2003, Weber agreed to loan the
Company  $50,000.  The Company pledged its interest in a $215,000 note issued by
Now  Solutions  to the Company to secure this note and the  $100,000 and $40,000 notes issued to Weber and $25,000 in expenses paid by Weber on the behalf of the
Company that were included in Trade Accounts Payable, who had the option to have the Company  assign the $215,000  note to Weber  provided that Weber cancels all three notes and the outstanding  $25,000 in accounts  payable.  Weber elected to make this  assignment in January  2004.  At that time,  all other notes and debt
owed to Weber were cancelled.                                                                         --           50,000

The Company  pledged its interest in a $215,000  note issued by Now Solutions to the Company to secure this note and the  $100,000,  $40,000,  and $50,000  notes issued to Weber and  $25,000 in expense  paid by Weber on behalf of the  Company that were  include  in Trade  Account  Payable,  who had the  option to have the
Company  assign the $215,000 note to Weber provided that Weber cancels all three notes and the  outstanding  $25,000 in accounts  payable.  Weber elected to make this  assignment in January 2004. At that time, all other notes and debt owed to
Weber were cancelled.                                                                            215,000               --

Note  payable in the  amount of  $350,000  issued by  EnFacet  to a third  party lender,  bearing  interest at 8% per annum,  unsecured,  and due on February 28,
2003.  EnFacet is in default  subsequent to December 31, 2002. In February 2004, the parties  amended  the terms of the notes.  Pursuant  to the  amendment,  the parties  waived  any  defaults  on the notes and  agreed  that the notes will be payable as follows: Once Vertical's subsidiary,  Now Solutions, has paid off the entire  balance due under the $500,000 Note issued by Now Solutions to Farias on
February  13,  2004,  84%  of any  remaining  amounts  from  the  final  $91,500 installment  payment on the  $500,000  note  issued by Now  Solutions  to Robert
Farias on February 13, 2004,  shall be applied to the $350,000 and $90,000 notes on a pro-rata  basis.  Thereafter,  the Company  shall  continue to make monthly principal  payments of $76,860  applied on a pro-rata  basis to the $350,000 and
$90,000  notes  until all  monies  due under  these  notes  have been  paid.  In connection with the amendment,  Now Solutions entered into a security  agreement with the lender to guarantee the note.  The security  interest of Now Solutions'
assets on the secured  promissory note will be junior to Now Solutions'  present indebtedness  to WAMCO  32,  Ltd,  Arglen  Acquisitions,  and  Robert  Farias in
connection with the $500,000 note. This note is in default.                                      350,000          350,000

Note payable in the amount $25,000  promissory note, bearing interest at 10% per annum,  was issued in April 2003 to a consultant  of the  Company's  subsidiary,
EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003.  The note is currently in default.                                     25,000           25,000

Note payable in the amount of $17,500,  bearing no interest to a party lender in consideration  of a loan in the  amount of  $15,000,  was due in June  2003.  In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year  warrants to purchase 250,000 shares of common stock of the Company at an exercise  price of $0.0075 per share to the lender.  In connection  with this and another  loan for $15,000 (see  below),  the Company  also issued  five-year warrants  to  purchase  250,000  shares of  common  stock of the  Company  at an exercise  price of $0.0075  per share to a third party  consultant.  In February
2004,  the parties  amended the terms of the loan. The lender waived any default on the note and in exchange the Company  issued 500,000  unregistered  shares of the  Company  common  stock to each  lender  (at a total  fair  market  value of
$7,000),  and to pay  $8,750  by March  31,  2004 and  $8,750  plus all  accrued
interest by April 30, 2004 under the note. This note is currently in default.                     11,000           17,500

Note payable in the amount of $17,500,  bearing no interest to a party lender in consideration  of a loan in the  amount of  $15,000,  was due in June  2003.  In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year  warrants to purchase 250,000 shares of common stock of the Company at an exercise  price of $0.0075 per share to the lender.  In connection  with this and another  loan for $15,000 (see  above),  the Company  also issued  five-year warrants  to  purchase  250,000  shares of  common  stock of the  Company  at an exercise  price of $0.0075  per share to a third party  consultant.  In February
2004,  the parties  amended the terms of the loan. The lender waived any default on the note and in exchange the Company  issued 500,000  unregistered  shares of the  Company  common  stock to each  lender  (at a total  fair  market  value of
$7,000),  and to pay  $8,750  by March  31,  2004 and  $8,750  plus all  accrued
interest by April 30, 2004 under the note. This note is currently in default.                     11,000           17,500

Note payable issued in May 2003 in the amount of $7,500 bearing  interest at 12%
per annum,  due in June 2003, to Stephen  Rossetti in connection  with a loan in the same amount.  Mr. Rossetti is the CEO and a Director of Government  Internet
Systems,  Inc., a subsidiary of the Company.  This note was cancelled in October
2004 pursuant to an agreement. Please see Related Party Transactions Note 5.                          --            7,500

Note payable in the amount of $10,000 issued by EnFacet to a third party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  EnFacet is in default subsequent to December 31, 2002.                             10,000           10,000

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note payable in the amount of $84,000 issued by EnFacet to Robert Farias,  dated
June 1, 2001,  bearing interest at 8% per annum,  unsecured,  with principal and interest due on June 1, 2002.  EnFacet was in default at December  31, 2002.  In
March 2003, both parties  entered into an amendment.  Pursuant to the amendment, the due date was  extended  to March 17,  2004 in exchange  for  increasing  the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued.  In addition,  EnFacet  shall make  monthly  payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any  defaults  on the note and agreed  that the note will be payable as follows:
once Vertical's subsidiary,  Now Solutions,  has paid off the entire balance due under the $500,000  note issued by Now Solutions to Farias on February 13, 2004,
sixteen  percent  (16%)  of  any  remaining   amounts  from  the  final  $91,500
installment  payment on the $500,000  note shall be applied to the $84,000 note.
Thereafter,  Vertical or, at Vertical's option, Now Solutions, shall continue to make  monthly  principal  payments of $14,640  beginning on the first day of the following  month until all monies due under the $84,000  note has been paid.  In connection with the amendment,  Now Solutions entered into a security  agreement with the lender to guarantee the note.  The security  interest of Now Solutions'
assets on the secured  promissory note will be junior to Now Solutions'  present indebtedness  to WAMCO  32,  Ltd,  Arglen  Acquisitions,  and  Robert  Farias in
connection with the $500,000 note. Robert Farias is a director of Now Solutions,
a 100% owned subsidiary of the Company. The note is in default.                                   84,000           84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is in default.                                  7,365            7,365

Note  payable in the amount of $23,030  dated March 21, 2003 bearing an interest of 12% per annum,  with principal and interest due on April 21, 2004.  This note
is in default.                                                                                    23,030           23,030

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note  payable  in the amount of $90,000  dated  June 26,  2003 to a third  party bearing an interest of 10% annum,  with  principal and interest due on March 28,
2004.  This note is in default.  In February 2004, the parties amended the terms of the notes. Pursuant to the amendment,  the parties waived any defaults on the notes and agreed  that the notes will be payable  as  follows:  Once  Vertical's subsidiary,  Now  Solutions,  has paid off the  entire  balance  due  under  the
$500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any
remaining  amounts from the final  $91,500  installment  payment on the $500,000 note issued by Now  Solutions to Robert  Farias on February  13, 2004,  shall be applied to the $350,000 and $90,000 notes on a pro-rata basis.  Thereafter,  the
Company shall continue to make monthly principal  payments of $76,860 applied on a pro-rata  basis to the $350,000  and $90,000  notes until all monies due under these notes have been paid.  In  connection  with the  amendment,  Now Solutions entered into a security  agreement  with the lender to guarantee  the note.  The security interest of Now Solutions'  assets on the secured  promissory note will be junior to Now  Solutions'  present  indebtedness  to WAMCO  32,  Ltd,  Arglen
Acquisitions,  and Robert Farias in connection with the $500,000 note. This note
is in default.                                                                                    90,000           90,000

Note payable in the amount of $60,000  issued by  Government  Internet  Systems,
Inc.  to a third party  dated  November 5, 2003,  bearing an interest of 10% per annum,  with  principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, Government Internet Systems,
Inc. to the third party in connection  with this note.  In addition,  the lender will be  entitled to receive a 2% royalty on net sales of products by GIS in the
United  States up to $300,000  and the  Company  issued  1,000,000  unregistered shares of Company's common stock (with a fair market value of $5,000).  The Note is secured by 4,000,000 shares of common stock of the Company that were owned by
Mountain  Reservoir  Corporation.  Mountain  Reservoir  Corp.  is a  corporation controlled  by the W5 Family  Trust.  Mr.  Wade,  the  President  and CEO of the
Company,  is the trustee of the W5 Family Trust. The Company  currently owns 85%
of Government  Internet  Systems,  Inc., and will issue a 2% ownership  interest
from its share of stock in GIS. This note is in default.                                          60,006           60,006

Note Payable in the amount of $40,000  issued by  Government  Internet  Systems,
Inc. to a third party dated  November 19,  2003,  bearing an interest of 10% per annum,  with principal and interest due on November 19, 2004. The Company agreed to  issue a 1.5%  ownership  interest  of its  subsidiary,  Government  Internet
Systems, Inc. to the third party in connection with this note. In addition,  the lender will be  entitled  to receive a 1.5%  royalty on net sales of products by
GIS in the  United  States  up to  $200,000  and the  Company  issued  1,000,000 unregistered  shares of  Company's  common  stock (with a fair  market  value of
$4,000).  The Note is secured by 3,000,000 shares of common stock of the Company that were owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a
corporation  controlled by the W5 Family Trust.  Mr. Wade, the President and CEO
of the Company,  is the trustee of the W5 Family  Trust.  The Company  currently owns 85% of Government  Internet Systems,  Inc., and will issue a 1.5% ownership interest  from share of stock in GIS.  $5,000 of this note was not funded  until
January 2004. This note is in default.                                                            40,000           35,000

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Note Payable in the amount of $500,000  issued by Now  Solutions,  the Company's wholly-owned subsidiary to Robert Farias. This note is secured by Now Solutions'
assets.  In  addition  Farias is  entitled  to a 5%  royalty on any sales by Now
Solution of over  $8,000,000 up to $500,000.  The note bears interest at 10% per annum and Now  Solutions is required to make monthly  interest  payments for all interest  accrued in the previous month on the first day of each month beginning
April 1, 2004 and  beginning on October 1, 2004 and  continuing on the first day of every month thereafter,  monthly principal  payments of $91,500 plus interest until the note has been paid in full. In the event Now  Solutions  receives cash proceeds  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  toward payment of the $500,000 note. In connection with the loan, the Company issued (i) 5 year warrants to purchase 5,000,000  unregistered shares of common  stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the  Black-Scholes  valuation  model);  (ii) 5 year warrants to purchase 5,000,000  unregistered  shares of common stock of the
Company at $0.02 per share at a fair  market  value at the date of  issuance  of
$74,344 (valued using the Black-Scholes  valuation model); (iii) 5 year warrants to  purchase  5,000,000  unregistered  shares of common  stock of the Company at
$0.03  per  share at a fair  market  value at the date of  issuance  of  $74,200
(valued using the Black-Scholes  valuation model);  (iv) 5,000,000  unregistered shares of common stock of the Company (at a fair market  value of $75,000);  and
(v) an additional  5,000,000  unregistered shares of common stock of the Company in the event that  $250,000  was not paid toward the loan on or before March 15,
2004,  which  were  issued  (at a fair  market  value of  $125,000).  All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions  entered into a security  agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present  indebtedness to WAMCO 32, Ltd and Arglen  Acquisitions.  The note is currently in default. As of March 29, 2005, Now Solutions had made principal  payments  totaling $183,000 to Robert  Farias.  In January  2005,  WAMCO 32, Ltd.  notified Mr.  Farias that pursuant to the subordination  agreement executed between WAMCO 32, Ltd. and Mr.
Farias,  Mr.  Farias  was no  longer  to  accept  payments  from or to take  any collection  actions  against Now  Solutions  for the  repayment  of junior debt.
Robert  Farias is a director of Now  Solutions,  a 100% owned  subsidiary of the
Company.                                                                                         408,500               --

Note Payable in the amount of $600,000 issued to Arglen by the Company  pursuant to the  Company's  acquisition  of Arglen's 35% interest in Now  Solutions.  The
Company's  purchase of  Arglen's  interest  resulted in the Company  recognizing
$1,680,000 of goodwill, which was written off in 2004. The note is a no-interest bearing  secured  promissory  note  providing  for payments of $200,000 in April
2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The note is in default.  In August 2004,  Arglen obtained a default  judgment in Los Angeles court for the  outstanding  principal,  plus attorney's fees and interest at the rate of 10% per annum.  The Company has filed a motion in the Delaware  court to stay the enforcement of the judgment pending  resolution of the Delaware action.
The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition,  at closing,  the Company cancelled 80,763,943 warrants held by Arglen and issued to
Arglen 20,000,000  unregistered  shares of the common stock of the Company (at a fair  market  value of  $280,000),  which is subject  to a "lock up"  provision.
Pursuant to the settlement  agreement,  the Company also  cancelled  warrants to purchase 80,763,943 common shares of the Company that were originally granted to
Arglen in connection  with the Company's  acquisition  60% of equity interest in
Now Solutions.  In December  2004,  the Company  recorded the expense of issuing
5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004.  These shares were due pursuant to the settlement  agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB2 registration statement within 180 days from the closing  date of the  settlement.  In  March  2005,  the  Company  issued  these
5,000,000 shares to Arglen.
                                                                                                 600,000               --
                                                                                              ----------        ---------

                                                                  Total notes payable          4,580,899        4,226,482
                                                                   Current maturities         (4,580,899)      (4,226,482)
                                                                                              ----------      -----------

                                                   Long-Term portion of notes payable         $       --      $       --
                                                                                              ==========      ===========

                                                                                                     December 31,
                                                                                           ------------------------------
                                                                                               2004             2003
                                                                                           -------------     ------------
Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into  shares of the  Company's  common  stock at either  120% of the closing bid price on the date of  agreement  or 80% of the lowest  closing  bid price 5 days prior to the  conversion.  The  debenture  is  convertible  at the option of the holder at any time after  purchase.  Principal and interest were due at maturity on March  28,  2004.  In April  2003,  $40,000  principal  were  converted  into
10,245,900  shares of the Company's  common stock. In December 2003,  $20,000 of principal  of $100,000 in  debentures  and $1,726 in interest was redeemed for a total of $25,726,  which includes a 20% premium or $4,000 on the  principal.  In
February  2004,  $10,000 of  principal  of  $100,000 in  debentures  and $925 in interest was redeemed for a total of $10,925. In July 2004, $20,000 of remaining principal and $2,277 in interest was converted into  1,076,170  shares of common stock of the Company. As of March 29, 2005, the remaining $10,000
debenture principal is still outstanding.                                                         10,000           40,000

Convertible  debentures dated April 14, 2003,  bearing no interest,  convertible into shares of common stock at 100% of the lowest closing bid price 3 days prior to conversion.  The debenture may be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of  redemption.  Principal and interest are due at maturity on April 2006. As of
March
29, 2005, no debentures have been converted.                                                     190,000          190,000

Convertible  debentures dated April 14, 2003,  bearing interest at 5% per annum, convertible  into shares of common  stock at either  $0.03 or 80 % of the lowest closing bid price for the 5 trading days prior to the conversion.  Principal and interest are due at maturity on April 2006.  As of March 29, 2005, no debentures have been
converted.                                                                                       200,000          200,000

In December  2003,  the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues  interest at 5% per annum and is due December  2005. The holder may convert the  debenture  into shares of common stock at 100% of the closing price for the preceding  trading day after the Company  receives notice of conversion.
As of March 29, 2005, no conversions have taken place.                                            30,000           30,000
                                                                                              ----------        ---------

                                                          Total convertible debentures           430,000          460,000
                                                                    Current maturities            40,000           40,000
                                                                                              ----------        ---------
                                           Long-term portion of convertible debentures        $  390,000        $ 420,000
                                                                                              ==========        =========

Note 11.  Income Taxes

From inception to September 30, 2001, Now Solutions was treated as a limited liability company and was not subject to federal or state income taxes. The tax attributes for federal and state income tax purposes are passed through to the members of Now Solutions. Consequently, Now Solutions is subject to a minimum franchise tax and fees, which are not material. As of October 1, 2001, Now Solutions made an election to be treated as a corporation for tax purposes. Accordingly, for the year ended December 31, 2002, Now Solutions accounts for income taxes in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as if it files as a corporation for tax purposes. SFAS No. 109 requires a company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS No. 109, the effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date. After additional research in 2003, Now Solutions reversed its election to be treated as a corporation for tax purposes and filed its 2001, 2002 and 2003 tax returns as a pass-through entity.

As a result of this election reversal, Now Solutions will not be subject to federal income taxes and its taxable income (loss) will be included in the federal income tax returns of its members. Accordingly, the deferred tax assets and income taxes payable established at December 31, 2002 were reversed in 2003.

The following table presents the income (loss) before income taxes for the years ended December 31, 2004 and 2003.

                                                      Years ended December 31,
                                                    ----------------------------
                                                        2004            2003
                                                    -----------     -----------

Loss before income taxes in Vertical                $(4,392,543)    $(4,554,281)
Loss before income taxes in Now Solutions              (309,667)     (2,289,409)
                                                    -----------     -----------

                                                    $(4,702,210)    $(6,843,690)
                                                    ===========     ===========

The following table presents the income tax provision for the years ended December 31, 2004 and 2003.

                                                       Years ended December 31,
                                                      -------------------------
                                                       2004              2003
                                                      --------         --------

Current

Federal:
   Vertical                                           $     --         $     --
   Now Solutions                                            --               --
State:
   Vertical                                                 --               --
   Now Solutions                                            --           18,000
                                                      --------         --------

                                                            --           18,000
                                                      --------         --------
Deferred expense (benefit)
   Vertical                                                 --               --

   Now Solutions                                            --          (44,000)
                                                      --------         --------

                                                            --          (44,000)
                                                      --------         --------

Total income tax provision                            $     --         $(26,000)
                                                      ========         ========

The following table presents the rate reconciliation between the statutory rate and the effective rate.

                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                      2004                   2003
                                                                                -----------------       ---------------
Expected statutory rate                                                                    (34.0)%               (34.0)%
Change in valuation allowance                                                               40.1                  21.4
Income tax from a subsidiary which filed a separate return                                   0.0                   0.3
Change in valuation allowance in a subsidiary which filed a separate return                  0.0                  13.3
State                                                                                       (6.0)
                                                                                           -----                 -----
Other                                                                                       (0.1)                 (1.4)
                                                                                           -----                 -----
                                                                                               0 %                (0.4)%
                                                                                           =====                 =====

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

                                                                     December 31,
                                                              ----------------------------
                                                                 2004               2003
                                                              ----------       -----------
Net operating loss carryforward                               $6,953,000       $ 5,281,000
                                                              ----------       -----------
Accrued vacation and allowance for doubtful accounts              48,000             7,000
Deferred revenue                                                 752,000           729,000
Deferred salary                                                  612,000           515,000
Other                                                            375,000           321,000
                                                              ----------       -----------

                                                               8,740,000         6,853,000

Valuation allowance                                           (8,740,000)       (6,853,000)
                                                              ----------       -----------

                                                              $       --       $        --
                                                              ==========       ===========

At December 31, 2004, the Company (Vertical only up through December 31, 2003) had available net operating loss carryforwards of approximately $17.7 million for federal tax purposes and $11.6 million for state tax purposes, which expire in varying amounts through 2024 and 2009, respectively. At December 31, 2003, the Company (Vertical only) had available net operating loss carryforwards of approximately $13.2 million for federal tax purposes and $7.2 million for state tax purposes, which expire in varying amounts through 2023 and 2008, respectively. However, the utilization of net operating loss carryforwards may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Without considering Now Solutions' operation, the Company's operations generate permanent and temporary differences arising from non deductible expense, depreciation, amortization, accrued liabilities and reserves for certain assets. The Company has deferred tax assets of approximately $8.8 million and $6.9 million at December 31, 2004 and 2003, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2004 and 2003. As such, management has recorded a valuation allowance for deferred tax assets at December 31, 2004 and 2003.

Note 12.  Stockholders' Equity

2004

Common Stock

In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants of the Company for services (at a fair-market value of $4,500).

In January 2004, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000) in connection with the purchase of a 5% membership interest in Now Solutions.

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

In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), with "piggy back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. Mr. Salz is the Company's corporate counsel.

In February 2004, the Company issued 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000) to Robert Farias in connection with a $500,000 loan made by Robert Farias to Now Solutions. Robert Farias is a director of Now Solutions.

In March 2004, the Company issued an additional 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $125,000) to Robert Farias pursuant to the terms of the $500,000 loan. Robert Farias is a director of Now Solutions.

In February 2004, the Company the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000) for the purchase of a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. Robert Farias is a director of Now Solutions. Since the Company could not ascertain the fair market value of MedData Solutions, Inc., the investment was written off in 2004.

In February 2004, the Company issued to Arglen Acquisitions ("Arglen") 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a "lock-up" provision. These shares were issued in connection with the closing of the Company's settlement with Arglen.

In February 2004, the Company issued a total of 1,000,000 unregistered shares of the Company common stock (at a total fair market value of $14,000) to two lenders in connection with the amendment of two promissory notes (each for a principal amount of $17,500).

In September 2004, the Company issued 250,000 unregistered shares of common stock of the Company (at a fair market value of $5,190) to a third party in connection with a June 2004 consulting agreement between Now Solutions, the Company and the third party.

In June 2004, the Company issued 1,170,424 shares of common stock of the Company to a third party consultant at an exercise price of $0.037 per share pursuant to the warrant. The purchase of shares under the warrant was made pursuant to an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 and other obligations owed by the Company to the consultant.

In July 2004, $20,000 of remaining principal from a convertible debenture and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. This conversion was in connection with a $100,000 debenture issued in March 2002. As of March 29, 2005, $10,000 of remaining principal of the debenture is outstanding to a third party.

In September 2004, the Company issued an additional 2,000,000 unregistered shares of common stock at a fair market value of $24,000 to Victor Weber in connection with an amendment to the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of GIS.

In October 2004, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500) to Stephen Rossetti pursuant to an amendment in which full payment for services rendered under the consulting agreement was made and a $7,500 note payable was cancelled. Stephen Rossetti is the CEO and a Director of GIS and a Director of Now Solutions.

Preferred Stock

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

During the year 2004, Now Solutions issued 4.5% ownership interest of "phantom" stock to three employees. In September 2004, one of the employees resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of "phantom" stock.

2003

Common Stock

During January 2003, a total of 26,992,287 shares of the Company's common stock were issued upon conversion of convertible loans of $50,000 and $55,000. Those loans were a part of $265,000 debentures with 6% interest per annum and issued in 2001. At December 31, 2003, all of outstanding balances had been converted into the Company's common stock.

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

2004

There were no non-statutory stock options granted in 2004.

In February 2004, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes valuation model); and (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes valuation model). All of these warrants were issued in connection with in connection with a $500,000 loan made by Robert Farias to Now Solutions. Robert Farias is a Director of Now Solutions, a 100% owned subsidiary of the Company.

In February 2004, the Company cancelled 80,763,943 warrants held by Arglen Acquisitions, LLC ("Arglen") in connection with the closing of the Company's settlement with Arglen.

During the three months ended March 31, 2004, the Company granted five-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a "lock-up" provision in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes valuation model). In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company.

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

In June 2004, the Company issued warrants to purchase 3,000,000 shares of the common stock at an exercise price of $0.03 per share at a fair market value of $74,142 (valued using the Black-Scholes valuation model) to WAMCO 32, Ltd in connection with the amendment of the note payable to the successor lender, WAMCO 32, Ltd.

In October 2004, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes valuation model) in connection with an agreement between GIS and Grant Consultants of America ("GCA") to provide services concerning government grants. In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

During 2004, incentive stock options to purchase 12,590,000 shares of common stock of the Company at a price of $0.010 to $0.086 per share expired or were cancelled

During 2004, non-incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.041 to $0.086 per share expired.

During 2004, warrants to purchase 101,092,952 shares of common stock of the Company at a price of $0.012 to $0.35 per share expired or were cancelled.

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

During 2003 non-statutory stock options to purchase 13,300,000 shares of common stock of the Company at share prices ranging from $0.001 to $1.25 per share expired.

During 2003 warrants to purchase 3,778,788 shares of common stock of the Company at a share price of $0.11 per share expired.

Option and warrant activities in 2003 and 2004 were summarized as follows:

                                            Incentive Stock  Non-Statutory                 Weighted Average
                                                Options      Stock Options      Warrants   Exercise Price
                                                -------      -------------      --------   --------------
Outstanding at 12/31/02                        13,590,000     14,800,000       161,804,498       0.103

Options/Warrants granted with an
exercise price of $0.0075 to $0.01                     --             --         6,750,000       0.010

Options/Warrants exercised                             --             --                --          --

Options/Warrants expired/cancelled             (2,500,000)   (13,300,000)       (3,778,788)      0.098
                                               ----------     ----------       -----------       -----

Outstanding at 12/31/03                        11,090,000      1,500,000       164,775,710       0.1
                                               ----------     ----------       -----------       -----

Options/Warrants granted with an
exercise price of $0.01 to $0.03                5,500,000             --        21,250,000       0.019

Options/Warrants exercised                             --             --                --          --

Options/Warrants expired/cancelled            (12,590,000)    (1,500,000)(2)  (101,092,952)      0.073
                                               ----------     ----------       -----------       -----

Outstanding at 12/31/04                         4,000,000             --        84,932,758       0.092
                                               ==========     ==========       ===========       =====

(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

(2) The Company cancelled incentive stock options to purchase 1,500,000 shares of common stock issued to an employee of Now Solutions due to the employee terminating in September 2004.

Information relating to stock options/warrants at December 31, 2004, summarized by exercise price, is as follows:

                                                 Warrants/Options Outstanding                               Exercisable
                                  -------------------------------------------------------------------------------------------------
                                                            Weighted
                                                             Average            Weighted                                Weighted
                                                            Remaining           Average                                 Average
                                        Number             Contractual          Exercise            Number              Exercise
Exercise Price Per Share              Outstanding         Life (Months)          Price           Exercisable             Price
-----------------------------------------------------------------------------------------------------------------------------------
Incentive Stock Options
$0.01 - $0.09                               4,000,000            52.98        $    0.013                  --            $       --

                                  -------------------------------------------------------------------------------------------------
                                            4,000,000            52.98        $    0.013                  --            $       --
                                  =================================================================================================
Non-statutory Stock Options
$0.01 - $0.09                                      --               --        $       --                  --            $       --

                                  -------------------------------------------------------------------------------------------------
                                                   --               --        $       --                  --            $       --
                                  =================================================================================================
Warrants
$0.003 - $0.100                            79,970,635            27.62        $    0.079          79,970,635          $      0.079
$0.100 - $0.350                             4,962,123             4.75             0.338           4,962,123                 0.338

                                  -------------------------------------------------------------------------------------------------
                                           84,932,758            26.29        $    0.094          84,932,758          $      0.094
                                  =================================================================================================

                                  -------------------------------------------------------------------------------------------------
Grant total                                88,932,758            27.49        $   0.0902          84,932,758          $      0.094
                                  =================================================================================================

The range of assumptions used in the Black Scholes option pricing model in 2004 and 2003 were as follows:

                                                  December 31,
                                    -----------------------------------------
                                          2004                   2003
                                    ------------------     ------------------

Discount rate - bond yield rate          2.98 - 3.90%  %        2.61 - 3.01%  %
Volatility                               226 - 270.1%  %          160 - 186%  %
Expected life                                 5 years                5 years

Expected dividend yield                           --                      --

Note 14.  Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2004 and 2003 are as follows:

Non-cash activities for the years ended December 31, 2004 and 2003 were as follows:

                                                                                   December 31,
                                                                             ------------------------
                                                                                2004          2003
                                                                             ----------    ----------
Cash paid for interest                                                       $  189,913    $  218,556
                                                                             ==========    ==========

Non-cash activities for the years ended December 31, 2004 and 2003 were as follows:

                                                                                   December 31,
                                                                             ------------------------
                                                                                2004          2003
                                                                             ----------    ----------
Series A cumulative stock dividends                                          $  400,000    $  400,000

Series C cumulative stock dividends                                             200,000       200,000

Conversion of debentures to 1,076,170 shares of common stock                     22,277

Conversion of debentures to 37,238,187 shares of common stock                        --       145,000

Issuance of warrants to officers and directors of GIS                                --        12,039

Issuance of warrants for consulting services                                     55,570

Issuance of warrants for legal services                                              --        22,704

Issuance of warrants with notes payable                                         297,225         4,239

Issuance of 9,000,000 shares in 2004 and 6,000,000 shares in 2003 of
   common stock for fees on notes payable                                       116,000        26,100

Issuance of 15,750,000 shares in 2004 and 29,149,180 shares in 2003 of
   the Company's common stock for professional services                          51,690       130,090

Beneficial Conversion on convertible debentures issued                               --        45,000

Issuance of 30,000,000 shares of common stock in 2004 for acquisitions          418,000            --

Issuance of 5,000,000  shares of common stock in 2004 for penalty on loan
   payment                                                                      125,000            --

Issuance of stock options upon execution of employment agreements                83,494            --

Issuance of 7,670,424 shares of common stock in 2004 for debt forgiveness       141,216            --
Shares of common stock to be issued for failure to file SB-2
   Registration statement                                                        82,273            --
Shares of common stock to be issued for failure to make loan payment             10,000            --
                                                                             ----------    ----------
                                                                             $2,002,745    $  985,172
                                                                             ==========    ==========

Note 15.  Commitments and Contingencies

Commitments

The Company leases various office spaces which leases run from February 2004 through September 2009. The Company had future minimum rental payments are as follows:

Years ending December 31,                          Amount
----------------------------                    ------------

         2005                                       $140,615
         2006                                        147,994
         2007                                         61,477
         2008                                         53,556
         2009                                         40,167
                                                    --------

         Total                                      $443,809
                                                    ========

Rental expense for the years ended December 31, 2004 and 2003 was $185,489 and $252,730, respectively.

Commitments Related to Now Solutions

The Company has an operation agreement with Now Solutions under which Now Solutions agreed to pay the Company an annual management fee of $50,000. The management fees are payable on a monthly basis. Now Solutions shall distribute 50% of the taxable income on a quarterly basis to its members according to their ownership. Additionally, once Now Solutions' initial bank financing is fully paid down, Now Solutions shall pay back the initial capital infusion of $1 million to the Company by paying $50,000 per month for twenty months. As of December 31, 2004, all of the initial capital had been paid by Now Solutions. These payments are eliminated in consolidation.

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every 6 months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2004 and 2003, respectively.

Employment Contracts

In December 2001, the Company executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of five-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and five-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.10 share. The warrants vest over a 36 month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 1,716,667 have expired as of March 29, 2005. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $47,218, $155,270 and $300,000 of his salary in 2004, 2003 and 2002, respectively.

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

In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, Inc.. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes valuation model). In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl.

Payroll Taxes

The Company has not remitted all required payroll tax returns or made the related payroll tax payments since 2001. The Company has accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. Management believes that the $125,000 is sufficient to cover the penalties and interest that may be assessed. Now Solution has filed all payroll tax returns and made all payroll tax payments.

Litigation

The Company is, from time to time, involved in various lawsuits. In the opinion of management, the ultimate resolution of these matters, if any, may have a significant effect on the financial position, operations or cash flows of the Company.

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

In March 2003, Ross commenced an action in New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for reargument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

In December 2003, the Company settled its arbitration and litigation with Arglen Acquisitions, LLC ("Arglen"), a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO 32, Ltd. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to
Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was granted thereby reinstating the two counterclaims. However, at the same hearing, Ross' motion to dismiss was granted on the merits over the objection of Now Solutions. Now Solutions intends to appeal this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

In December 2004, the Company was notified by the United States Securities Exchanges Commission ("SEC") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order Filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, since the period ending September 30, 2003. Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934" due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005.

Note 16.  Subsequent Events

In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer.

In January 2005, warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes valuation model) that were issued to Grant Consultants of America ("GCA") were automatically cancelled pursuant to the terms of the warrants. These warrants were issued in connection with an October 2004 consulting agreement between the Company's subsidiary, GIS and GCA.

In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 to Victor Weber pursuant to the September 2004 amendment of the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of Government Internet Systems, Inc.

In January 2005, the Company entered into a marketing agreement with CW International, LLC. Mr. Weber is a Director and President of Government Internet Systems, Inc. and a member of CW International, LLC.

In March 2005, the Company issued 5,000,000 shares to Arglen. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB-2 registration statement within 180 days from the closing date of the settlement in February 2004.

During the period of January 1 to March 29, 2005, warrants to purchase 4,971,644 shares of common stock of the Company at a price of $0.011 to $0.35 per share expired.