Form 10QSB
period 2005-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2005-05-13
CIK 1099509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

      For the quarterly period ended March 31, 2005.

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

          Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
        None                                             None
        ----                                             ----

          Securities registered pursuant to section 12 (g) of the Act:

                   Common Stock, par value $0.00001 per share
                   ------------------------------------------
                                (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes |X| No |_|                              (2) Yes |X| No |_|

      As of May 13, 2005, the issuer had 877,268,895 shares of common stock, par value $.00001, issued and outstanding.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format: No

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                                                 Page
  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet (unaudited) as of  March 31, 2005                               3

           Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended               5
           March 31, 2005 and 2004

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended               6
           March 31, 2005 and 2004

           Notes to Condensed Consolidated Financial Statements                                                 8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               20

  Item 3.  Controls and Procedures                                                                             31

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                   31

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                         34

  Item 3.  Defaults Under Senior Securities                                                                    35

  Item 4.  Submission of Matters To A Vote Of Security Holders                                                 36

  Item 5.  Other Information                                                                                   36

  Item 6.  Exhibits and Reports on Form 8-K                                                                    36

  Signatures                                                                                                   38

  Certifications                                                                                               39

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                                       March 31,     December 31,
                                                                                         2005            2004
                                                                                     ------------    ------------
                                                                                     (UNAUDITED)
Assets

Current Assets
     Cash                                                                            $    705,876    $    330,780
     Restricted cash                                                                           --              --
     Securities available for sale                                                          9,128           9,128
     Accounts receivable, net of allowance for bad debts of $144,973 and $137,473         966,992       1,325,114
     Other receivable                                                                      75,085          75,085
     Employee receivables                                                                  14,497          17,138
     Prepaid expenses and other assets                                                     13,449          13,789
                                                                                     ------------    ------------

Total Current Assets                                                                    1,785,028       1,781,034

Property and equipment, net of accumulated depreciation                                    51,047          82,824
Other intangibles, net                                                                    745,188         944,298
Deposits and other                                                                         10,372          10,373
                                                                                     ------------    ------------

Total Assets                                                                         $  2,591,635    $  2,818,529
                                                                                     ------------    ------------

Liabilities and Stockholder's Equity/ (Deficit)

Current Liabilities
     Accounts payable and accrued liabilities                                        $  6,078,693    $  6,078,310
     Deferred revenue                                                                   2,933,487       2,679,484
     Accrued income taxes                                                                  18,000          18,000
     Current portion - convertible debenture                                               40,000          40,000
     Current portion-notes payable                                                      4,439,283       4,580,899
                                                                                     ------------    ------------

Total Current Liabilities                                                              13,509,463      13,396,693

     Convertible debenture                                                                390,000         390,000
     Accrued dividends                                                                  2,463,712       2,313,712
                                                                                     ------------    ------------

Total Liabilities                                                                    $ 16,363,175    $ 16,100,405
                                                                                     ------------    ------------

See accompanying notes to the condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
(Continued from previous page)

                                                                                 March 31,      December 31,
                                                                                   2005             2004
                                                                               ------------     ------------
                                                                               (UNAUDITED)
Minority interest                                                                        --               --

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                     50               50

     Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
     Shares authorized; 7,200 shares issued and outstanding                          45,000           45,000

     Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
     shares authorized; 50,000 shares issued and outstanding                        350,000          350,000

     Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
     Shares authorized; 25,000 shares issued and outstanding                        156,250          156,250

     Common Stock; $.00001 par value; 1,000,000,000 shares authorized
     861,268,895 and 799,272,301 issued and outstanding                               8,749            8,678

     Additional paid-in-capital                                                  27,477,394       27,385,191

     Accumulated deficit                                                        (41,944,794)     (41,367,483)

     Accumulated other comprehensive income                                         135,812          140,438
                                                                               ------------     ------------

Total Stockholders' deficit                                                     (13,771,540)     (13,281,876)
                                                                               ------------     ------------

Total liabilities and stockholders' deficit                                    $  2,591,635     $  2,818,529
                                                                               ============     ============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months ended March 31,
                                                         2005               2004
                                                    --------------     --------------
Revenues
     Licensing and maintenance                      $    1,269,996     $    1,261,905
     Consulting Services                                   277,690            231,836
     Other                                                  31,911             35,476
                                                    --------------     --------------

Total Revenues                                           1,579,597          1,529,217

Selling , general and administrative expenses            1,885,295          2,920,928

Goodwill Impairment                                             --          1,760,000
                                                    --------------     --------------

Operating loss                                            (305,698)        (3,151,711)

Interest income                                                687                926
Interest expense                                          (122,300)          (110,990)
                                                    --------------     --------------

Loss before minority interest and income taxes            (427,311)        (3,261,775)
                                                    --------------     --------------

Income Tax Provision  (benefit)                                 --                 --
                                                    --------------     --------------

Loss before minority interest                       $     (427,311)    $   (3,261,775)
                                                    --------------     --------------

Minority interest in (income) loss of subsidiary                --                 --
                                                    --------------     --------------

Net loss                                                  (427,311)        (3,261,775)
                                                    --------------     --------------

Dividend applicable to preferred stock                    (150,000)          (150,000)

Net loss applicable to common stockholders'               (557,311)        (3,411,776)
                                                    --------------     --------------

Basic and diluted loss per share                                 0                  0
                                                    --------------     --------------

Basic and diluted weighted average
      of common shares outstanding                     870,968,895        831,915,161
                                                    --------------     --------------

Comprehensive loss and its components
     consist of the following:

     Net loss                                       $     (427,311)    $   (3,261,776)

     Translation adjustments                                 4,203             24,294
                                                    --------------     --------------
     Comprehensive loss                             $     (423,107)    $   (3,237,482)
                                                    ==============     ==============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                            2005             2004
                                                        ------------     ------------
Cash flows from operating activities
      Net loss                                          $   (427,311)    $ (3,261,776)
Adjustments to reconcile net loss to net cash
  Provided by operating activities:
      Depreciation and amortization                          230,887          405,782
      Goodwill Impairment                                         --        1,760,000
      Write-off of MedData Solutions Investment                   --          135,000
      Non employee stock compensation                         92,273          486,581
      Employee stock compensation expense                         --           83,494
      Allowance for bad debts                                  7,500           (6,031)
      Changes in operating assets and liabilities:
            Accounts receivable                              350,622          (48,897)
            Receivable from officers and employees             2,641           (5,487)
            Prepaid expenses                                  10,339         (104,752)
            Accounts payable and accrued liabilities             383            6,148
            Deferred Revenue                                 254,003          387,778
                                                        ------------     ------------

Net cash provided by operating activities                    521,338           47,344

See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

      (Continued from previous page)

                                                            Three Months Ended March 31,
                                                               2005             2004
                                                           ------------     ------------
Cash flow from investing activities:
      Acquisition of minority interest in Now Solutions              --         (877,000)
      Purchase of equipment                                          --          (17,242)
                                                           ------------     ------------

Net cash used in investing activities                                --         (894,242)

Cash flow from financing activities:

      Payment of convertible debentures                              --          (10,000)
      Payment of Note Payable                                  (141,616)        (265,000)
      Proceeds from issuance of Notes Payable                        --          500,000
                                                           ------------     ------------

Net cash provided by (used in) financing activities            (141,616)         225,000

Effect of changes in exchange rates on cash                      (4,626)         (24,294)
                                                           ------------     ------------

Net increase (decrease) in cash and cash equivalents,           375,095         (646,192)
Cash and cash equivalents, beginning of period                  330,780          962,454
                                                           ------------     ------------
Cash and cash equivalents, end of period                   $    705,876     $    316,262
                                                           ============     ============

Supplemental disclosures of cash flow information:
      Cash paid during the year period:
          Interest                                         $     44,322     $     48,088
                                                           ============     ============
      Non-cash investing and financing activities:
          Common stock and debt issued for acquisitions    $         --     $  1,018,000
                                                           ============     ============

See accompanying notes to condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2004.

      Stock-Based Compensation

      Effective January 1, 2004 the Company adopted the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 for share based payments to employees. In accordance with transition provisions under SFAS No. 148, the Company has adopted the prospective method for transitional recognition.

      Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2005 was $13.8 million. Additionally, at March 31, 2005, the Company had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Common and Preferred Stock Transactions

      In January 2005, warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) that were issued to Grant Consultants of America ("GCA") were automatically cancelled pursuant to the terms of the warrants. These warrants were issued in connection with an October 2004 consulting agreement between the Company's subsidiary, Government Internet Systems, Inc. ("GIS") and GCA.

      In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Victor Weber pursuant to the September 2004 amendment of the terms of the $215,000 note issued by Now Solutions, Inc. ("Now Solutions") to the Company and assigned to Mr. Weber. In December 2004, the Company recorded an expense of issuing the 2,000,000 unregistered shares to Mr. Weber at a fair market value of $10,000. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC ("CW International").

      In March 2005, the Company issued 5,000,000 shares to Arglen Acquisitions, LLC ("Arglen"). In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004.

      During the three months ended March 31, 2005, warrants to purchase 5,554,977 shares of common stock of the Company at a price of $0.011 to $0.35 per share expired.

Note 3 - Notes Payable

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
The $5.5 million note payable, issued by Now Solutions to Coast Business Credit
("Coast") and purchased by WAMCO 32, Ltd. (`WAMCO") was amended in June 2004.
Pursuant to the amendment, the interest was changed to 9% per annum and the
$1,304,766 outstanding principal balance shall be payable as follows: (a)
$91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that
Now Solutions has achieved revenues of $7.5 million and earnings before interest, taxes, depreciation & amortization ("EBITDA") of not less than
$2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. Now Solutions has made all interest payments as of May 13, 2005. As of May 13, 2005, Now Solutions
owed $1,067,793 of which $518,860 is delinquent. The note is in default.                    $  1,140,485         $  1,190,601

Note payable to Ross Systems, Inc. ("Ross") issued by Now Solutions in the amount of $1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), payments of $250,000 and $750,000 to be due in February 2002 and 2003,
respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross in terms of the agreement between Now Solutions and Ross. See also Note 4 for information
concerning the legal proceedings between the Company, Now Solutions and Ross.                    750,000              750,000

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
Note payable in the amount of $27,558 to a law firm, a related party, bearing interest at 6% per annum, unsecured, principal and interest due at January 2002.
The note is in default. In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of
$23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In
April 2005, the Company answered the complaint, asserting various legal defenses.                 23,974               23,974

Note payable in the amount of $31,859 to a third-party lender, bearing interest at
an amount to be negotiated, principal and interest due on demand.                                 31,859               31,859

Note payable in the amount of $27,000 to a third-party, payable upon demand.                      27,000               27,000

Note payable to a third-party lender in the amount of a $239,004 bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December
2002, commencing with monthly payment of $7,500 beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third-party lender, bearing interest at 12% per annum. In March 2003, the note was amended that the Company agreed to pay the interest and expenses responsible by the lender for a third-party loan secured on the lender's behalf instead of paying to the lender and the Company agreed to begin making monthly payment of
$7,500, beginning on June 1, 2003. Pursuant to the extension in December 2003, the Company was required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid.
The note has been in default since February 1, 2004.                                             167,141              167,141

Note payable in the amount of $50,000 to a third-party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price
of $0.003 per share. The note has been in default since April 1, 2003.                            47,180               47,180

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The note has been in default
since April 1, 2003.                                                                              50,000               50,000

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation ("Mountain Reservoir"),
controlled by W5 Family Trust, of which Richard Wade, the President and CEO of the Company, is trustee, due in December 2002. In March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest payments shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The
note has been in default since April 1, 2003.                                                     12,583               12,583

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003. Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest was due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued.
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on
October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The $280,000 note is also secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is
in default.                                                                                      237,626              237,626

Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum, payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5,
2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued; each had outstanding balance of $100,000 at December 31,
2001. In February 2004, the Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr.
Farias on October 17, 2002. Any default on these notes was waived, and the
Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%)
of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The note is secured by 10,450,000 shares of the Company's common stock that are owned by
Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the
Company, is the trustee of the W5 Family Trust. Robert Farias is a director of
Now Solutions, a 100% owned subsidiary of the Company. The note is in default.                   108,034              108,034

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
The Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this note and the $100,000, $40,000, and $50,000 notes issued to Victor Weber and $25,000 in expense paid by Weber on behalf of the
Company that were included in trade accounts payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber were cancelled. Mr. Weber is the President and a Director of GIS
and a member of CW International. The note is in default.                                        215,000              215,000

Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28,
2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert
Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to
WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. This note
is in default.                                                                                   350,000              350,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company's subsidiary,
EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003.  The note is in default.                                               25,000               25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                               11,000               11,000

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                               11,000               11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  EnFacet has been in default since December 31, 2002.                               10,000               10,000

Note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated
June 1, 2001, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet was in default at December 31, 2002. In
March 2003, both parties entered into an amendment. Pursuant to the amendment, the due date was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued. In addition, EnFacet shall make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note will be payable as follows:
once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13,
2004, 16% of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, the Company or, at the Company's option, Now Solutions, was to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note has been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to
WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. Robert
Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.
The note is in default.                                                                           84,000               84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is in default.                                  7,365                7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note
is in default.                                                                                    23,030               23,030

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28,
2004. This note is in default. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the
$500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any
remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the
Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO, Arglen, and Robert
Farias in connection with the $500,000 note. This note is in default.                             90,000               90,000

Note payable in the amount of $60,000 issued by GIS to a third-party dated
November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the
Company that were owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of GIS, and will issue a 2% ownership interest from its share of stock
in GIS.  This note is in default.                                                                 60,006               60,006

Note Payable in the amount of $40,000 issued by GIS to a third-party dated
November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the
Company that were owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. The Company currently owns 85% of GIS, and will issue a 1.5% ownership interest from share of stock in
GIS. $5,000 of this note was not funded until January 2004. This note is in default.              40,000               40,000

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
Note Payable in the amount of $500,000 issued by Now Solutions, the Company's wholly-owned subsidiary to Robert Farias. This note is secured by Now Solutions'
assets. In addition Farias is entitled to a 5% royalty on any sales by Now
Solution of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning
April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Valuation
Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Valuation Model);
(iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Valuation Model); (iv)
5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of
$125,000). All of the foregoing warrants and stock are subject to "piggy-back"
registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now
Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. The note is in default. As of May 13, 2005,
Now Solutions had made principal payments totaling $183,000 to Robert Farias. In
January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt. Robert Farias is a director of Now Solutions, a
100% owned subsidiary of the Company.                                                            317,000              408,500

Note Payable in the amount of $600,000 issued to Arglen by the Company pursuant to the Company's acquisition of Arglen's 35% interest in Now Solutions. The
Company's purchase of Arglen's interest resulted in the Company recognizing
$1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April
2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action.
In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant
County, Texas. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the
Company (at a fair market value of $280,000), which is subject to a "lock-up"
provision. Pursuant to the settlement agreement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were originally granted to Arglen in connection with the Company's acquisition 60% of equity interest in Now Solutions. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of
August 2004. These shares were due pursuant to the settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on
Form SB-2 within 180 days from the closing date of the settlement. In March
2005, the Company issued these 5,000,000 shares to Arglen.                                       600,000              600,000
                                                                                            ------------         ------------

                                                                                            ---------------------------------
                                                                                              March31,           December 31,
                                                                                                2005                2004
                                                                                            ------------         ------------
                                                                  Total notes payable          4,439,283            4,580,899
                                                                   Current maturities         (4,439,283)          (4,580,899)
                                                                                            ------------         ------------

                                                   Long-Term portion of notes payable       $         --         $         --
                                                                                            ------------         ------------

Note 4 - Legal Proceedings

      The Company is involved in the following ongoing legal matters:

      In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, James Patrick Tinley ("Tinley"), and Garry Gyselen ("Gyselen"). The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. The Company's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment and related claims for offset and attorney's fees. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

      In March 2003, Ross commenced an action in New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for re-argument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions intends to appeal this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

      In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses.

      In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also there is no assurance that the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

      Matters Involving the United States Securities and Exchange Commission

      In December 2004, the Company was notified by the United States Securities and Exchange Commission (the "SEC") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), since the period ending September 30, 2003.

      Also in December 2004, the Company was notified by the SEC of an administrative proceeding In the Matter of Asset Equity Group, Inc. et al., Admin. Proc. File No. 3-11761 ("Administrative Proceeding"), pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act of 1934" that alleged that the Company was delinquent with respect to the filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005. Thus, since commencement of the Administrative Proceeding, the Company has filed each of the delinquent reports.

      On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement ("Settlement Order"). The Settlement Order provided that the Company must file its Form 10-KSB for the fiscal year ended December 31, 2004 ("2004 Form 10-KSB") no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

      Pursuant to the Company's Offer of Settlement, the SEC also entered on April 1, 2005, an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Exchange Act ("Cease-and-Desist Order" in the case captioned In the Matter of Vertical Computer Systems, Inc., Admin. Proc. File No. 3-11879). The Cease-and-Desist Order ordered that the Company cease and desist from committing or causing any violations or future violations of Section 13(a) of the Exchange Act and SEC Rules 13a-1 and 13a-13 thereunder. The Company consented to the entry of the Cease-and-Desist Order without admitting or denying the findings in that Order.

      On April 15, 2005, the SEC dismissed without prejudice the previously disclosed Administrative Proceeding as to the Company. The SEC's dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to the Company. The SEC Order provided that it was entered pursuant to the previously entered Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company and is no longer pending as to the Company.

Note 6 - Stock Options & Warrants

                                    Incentive Stock   Non-Statutory                 Weighted Average
                                        Options       Stock Options     Warrants    Exercise Price
                                      ------------------------------------------------------------
Outstanding at 12/31/04                  4,000,000              --      84,932,758            0.92
                                      ============================================================
Options/Warrants granted with an
exercise price of $0.01 to $0.03                --              --              --              --

Options/Warrants exercised                      --              --              --              --

Options/Warrants expired/cancelled              --              --       5,054,978           0.161
                                      ------------------------------------------------------------
Outstanding at 03/31/05                  4,000,000              --      79,877,780           0.073

Information relating to stock options/warrants as of March 31, 2005, summarized by exercise price, is as follows:

                                            Warrants/Options Outstanding                           Exercisable
                             ----------------------------------------------------------------------------------
                                                  Weighted
                                                   Average            Weighted                        Weighted
                                                  Remaining            Average                        Average
                                    Number        Contractual          Exercise       Number          Exercise
   Exercise Price Per Share      Outstanding    Life (Months)           Price       Exercisable        Price
---------------------------------------------------------------------------------------------------------------
    Incentive Stock Options

              $0.01-- $0.09        4,000,000         49.98             $ 0.013              --          $    --
                             ----------------------------------------------------------------------------------
                                   4,000,000         49.98             $ 0.013              --          $    --
                             ==================================================================================

Non-statutory Stock Options

              $0.01-- $0.09               --            --             $    --              --          $    --
                             ----------------------------------------------------------------------------------
                                          --            --             $    --              --          $    --
                             ==================================================================================

                   Warrants

            $0.003 - $0.100       76,711,111         25.14             $ 0.063      76,711,111          $ 0.063

            $0.100 - $0.350        3,166,669          3.34               0.335       3,166,669            0.335
                             ----------------------------------------------------------------------------------

                                  79,877,780         24.27             $ 0.074      79,877,780          $ 0.074
                             ==================================================================================

                             ----------------------------------------------------------------------------------
                Grant total       83,877,780         25.50             $0.0712      79,877,780          $ 0.074
                             ==================================================================================

The range of assumptions used in Black-Scholes Options Pricing Model in 2005 and 2004 were as follows

                                         March 31,      December 31,
                                           2005             2004
                                       ------------------------------
Discount rate - bond yield rate             --          2.98 - 3.90%
Volatility                                  --          226 - 270.1%
Expected life                               --            five-years

Expected dividend yield                     --                    --

Note 7 - Subsequent Events

      On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding, which, with respect to the Company, concerned the delinquency of filing of certain of the Company's periodic reports required under the Exchange Act. Since commencement of the Administrative Proceeding, the Company has filed each of the delinquent reports. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement ("Settlement Order"). The Settlement Order provided that the Company must file its 2004 Form 10-KSB no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

      Pursuant to the Company's Offer of Settlement, the SEC also entered on April 1, 2005, an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Exchange Act ("Cease-and-Desist Order" in the case captioned In the Matter of Vertical Computer Systems, Inc., Admin. Proc. File No. 3-11879). The Cease-and-Desist Order ordered that the Company cease and desist from committing or causing any violations or future violations of Section 13(a) of the Exchange Act and SEC Rules 13a-1 and 13a-13 thereunder. The Company consented to the entry of the Cease-and-Desist Order without admitting or denying the findings in that Order.

      On April 15, 2005, the SEC dismissed without prejudice the previously disclosed Administrative Proceeding as to Vertical Computer Systems, Inc The SEC's dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to Vertical Computer Systems, Inc. The SEC Order provided that it was entered pursuant to the previously entered Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company and is no longer pending as to the Company.

      In April 2005, $10,000 worth of principal under certain debentures were converted into 2,500,000 shares of the Company's common stock in connection with a $100,000 debenture issued by the Company to a third-party in March 2002.

      During the period of April 1 to May 13, 2005, warrants to purchase 1,727,777 shares of common stock of the Company at a price of $0.10 to $0.35 per share expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

      This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements include the Company's beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding the Company's strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate", "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Management's Discussion and Analysis or Plan of Operation

      The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the accompanying Condensed Consolidated Financial Statements of the Company, and the cautionary statements and risk factors included below in this item of the report.

Business Overview

      The Company is a multinational provider of administrative software, Internet core technologies, and derivative software application products through its distribution network. The Company's main administrative software product is emPath 6.3, which is developed and distributed by Now Solutions, the Company's subsidiary. The Company's primary Internet core technologies include SiteFlash and the Emily XML Scripting Language, which can be used to build web services. The Company attempts to acquire and operate companies whose products, in the Company's belief: are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, Internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that the Company believes is capable of penetrating multiple sectors through cross promotion.

      The Company's current products address the following market segments:

      MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
      --------------------------------------------------------------------------------------------------------
      Human Resources and Payroll                  emPath 6.3          Now Solutions        Now Solutions
      --------------------------------------------------------------------------------------------------------
      Large Corporations and Universities          SiteFlash           Vertical Computer    Vertical Computer
      --------------------------------------------------------------------------------------------------------
      Government Sector- Emergency Response        ResponseFlash       Vertical Computer    GIS
      --------------------------------------------------------------------------------------------------------
      Publishing Content                           NewsFlash           Vertical Computer    EnFacet
      --------------------------------------------------------------------------------------------------------
      Emily XML Scripting Language                 Emily               Vertical Computer    VIS
      --------------------------------------------------------------------------------------------------------

Results of Operations

      Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

      Total Revenues. The Company had total revenues of $1,579,597 and $1,529,217 in the three months ended March 31, 2005 and 2004, respectively. The increase in total revenues were $50,380 for the three months ended March 31, 2005 representing approximately a 3.3% increase compared to the total revenues for the three months ended March 31, 2004. Of the $1,579,597 in revenues for the three months ended March 31, 2005 and the $1,529,217 in revenues for the three months ended March 31, 2004, $1,550,352 and $1,527,717, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company. The Company acquired a 60% interest in Now Solutions in February 2001, 5% in January 2004, and the remaining 35% interest in February 2004.

      The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended March 31, 2005 increased by $8,091 from the same period in the prior year, representing a .6% increase. Consulting revenue in the three months ended March 31, 2005, increased by $45,854, from the same period in the prior year, which represented approximately 19.8% increase, due to increased installations at customers that signed license agreements the second half of 2004. Other revenue in the three months ended March 31, 2004 decreased by $3,565 from the same period in the prior year.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,885,295 and $2,920,928 in the three months ended March 31, 2005 and 2004, respectively. The total operating expenses in the three months ended March 31, 2005 decreased by $1,035,633 compared to the operating expenses in the three months ended March 31, 2004, representing a 35.5% decrease. Of the $1,885,295 in expenses for the three months ended March 31, 2005 and the $2,920,928 in expenses for the three months ended March 31, 2004, Now Solutions accounted for $1,434,498 and $1,685,331, respectively.

      In the first quarter of 2004, the Company paid approximately $440,000 in fees for a $500,000 note payable issued to Now Solutions in February of 2004 by Robert Farias and for various loan extensions. These fees were all paid in the form of common stock or warrants. In addition, in the first quarter of 2004, the Company acquired Robert Farias's interest in MedData Solutions for 9 million shares of common stock. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004. The Company did not have these types of transactions in the first quarter of 2005 resulting in a reduction in selling, general and administrative expenses. Also, Now Solutions reduced its payroll and related costs by $119,000, depreciation and amortization by $112,000, and travel costs by $37,000.

      Goodwill Impairment. In the first quarter of 2004 the Company acquired Stephen Parnes' 5% interest and Arglen's 30% interest in Now Solutions. These transactions resulting in the recognition of $1,760,000 of goodwill. The Company assessed the carrying value of this goodwill for impairment as of March 31, 2004 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of this goodwill in March 2004.

      Interest Expense. The Company had an interest expense of $122,300 and $110,990 for the three months ended March 31, 2005 and 2004, respectively. Interest expense increased in 2005 by $11,310, representing an increase of approximately 10.2%, compared to the same type of expense in three months ended March 31, 2004. This increase was due to interest on the Robert Farias and Arglen notes.

      Net Loss. The Company had a net loss of $427,311 and $3,261,775 as of March 31, 2005 and 2004, respectively. Net loss as of March 31, 2005 decreased by $2,834,464, representing a decrease of 86.9%. The decrease of $2,834,464 was primarily attributable to the combination of an increase in revenues by $50,380 and a decrease of selling, general and administrative expenses by $1,035,633 and no goodwill write-off in 2005 versus a write-off of goodwill of $1,760,000 in the first quarter of 2004.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended March 31, 2005 and 2004, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $557,311 and $3,411,776 for the three months ended March 31, 2005 and 2004, respectively. Net loss attributed to common stockholders decreased by $2,854,465, representing a decrease of 83.7%, compared to the net loss attributed to common stockholders in the three months ended March 31, 2004.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity And Capital Resources

      At March 31, 2005, the Company had non-restricted cash-on-hand of $705,876. The Company did not have any restricted cash-on-hand as of March 31, 2004.

      Net cash generated from operating activities for the three months ended March 31, 2005 was $521,338. This positive cash flow was primarily related to a net loss of $427,311 adjusted by total non-cash items of $323,160 (including depreciation and amortization of $230,887 and expenses paid by the issuance of common stock, warrants and stock options totaling $92,273), decreases in all receivables items of $353,263, an increase in deferred revenue of $254,003, and a decrease in prepaid expenses of $10,339.

      For the three months ended March 31, 2005, the Company did not use any cash for investing activities.

      Net cash used for financing activities for the three months ended March 31, 2005 was $141,616. This cash was used for the repayment of notes payable.

      The total change in restricted and non-restricted cash and cash equivalents for the three months ended March 31, 2005 when compared to three months ended March 31, 2004 was an increase of $286,959.

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

      As of the date of this filing, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans and/or renegotiating the terms of its existing debt. The Company's inability to raise such funds and/or renegotiate the terms of its existing debt will significantly jeopardize its ability to continue operations.

Contractual Obligations        Balance at                         Due in Next Five Years
                                03/31/05       2005          2006          2007          2008         2009
--------------------------------------------------------------------------------------------------------------
Notes payable                    4,439,283    4,439,283

Convertible debts                  430,000       40,000       390,000

Operating lease                    407,440      105,269       147,050        61,398        53,556       40,167
                              ---------------------------------------------------------------------------------

Total                            5,276,723    4,584,552       537,050        61,398        53,556       40,167
                              =================================================================================

      Of the above notes payable of $4,439,283, the default situation is as follows:

           Notes Payable                   03/31/05        12/31/04
                                          ----------      ----------

     In default                           $4,412,283      $4,338,899
     Current                                  27,000         242,000
                                          ----------      ----------

     Total Notes Payable                  $4,439,283      $4,580,899
                                          ==========      ==========

Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2005 was $13.8 million. Additionally, at March 31, 2005, the Company had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2005, there are no material gains or losses requiring separate disclosure.

Dividends

      The Company has outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends at a rate of 4% on a semi-annual basis.

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

      In January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), subject to "piggy-back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. Mr. Salz is the Company's corporate counsel. The note is in default.

      In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month,
(ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. Mr. Weber is the President and a Director of GIS and a member of CW International. As of May 13, 2005, the note is in default but the Company has made all interest payments.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Valuation Model); (ii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Valuation Model); (iii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is in default. As of May 13, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

      In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, the Company or, at the Company's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. This note is in default.

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

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash technology to Basix1 for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Charles Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions.

      In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of May 13, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

      In January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International's efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

Critical Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2005 and 2004, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For the three months ended March 31, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company. During three months ended March 31, 2005, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off by December 31, 2004.

      Revenue Recognition

      Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and with Emerging Issues Task Force ("EITF") issued No 00-21, "Revenue Arrangement with Multiple Deliverables."

      Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable from systems, maintenance services, and consulting sales, which is recognized over the life of the contact.

      In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software up-front provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivables is deemed probable, and no significant other vendor obligations exist.

      Stock-Based Compensation

      Effective January 1, 2004, the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

      Investments

      Investments in entities in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". Investments in securities with a readily determinable market value in which the Company does not exercise significant influence, does not have control, and does not plan on selling in the near term are accounted for as available for sale securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

      New Accounting Pronouncements

      In January 2003, the Financial Accounting Standard Board (the "FASB") issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

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

Factors Affecting the Company's Business, Operating Results and Financial Condition

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully review the risks and uncertainties described below and the other information in this report. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

      We Are in Default Under Substantially All Of Our Notes Payable, Certain Of Which Are Secured By Pledges Of Our Assets

      As noted above under Note 3 to our Condensed Consolidated Financial Statements, the Company is currently in default under the terms of substantially all of its notes payable. While the terms of these notes vary, they typically permit the holder thereof to call the entire principal amount, plus accrued interest thereunder, due and payable upon the occurrence of an event of default. Further, certain of these notes are secured by different assets of the Company, including Now Solutions' assets which secure the WAMCO note payable. Notwithstanding the foregoing, it is uncertain at this time what action, if any, will be taken by the holders of these notes in light of these defaults. While the Company is attempting to cure these defaults, it can offer no assurances that such attempts will be successful. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      We Have Historically Incurred Losses And May Continue To Do So In The
      Future

      We have historically incurred losses. In the three months ended March 31, 2005 and the year ended December 31, 2004, the Company had net losses applicable to common shareholders of $557,311 and $5,302,210, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2005 was $13.8 million. Additionally, at March 31, 2005, the Company negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.9 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      We had a working capital deficit of approximately $11.7 million at March 31, 2005, which means that our current liabilities exceeded our current assets by approximately $11.7 million (although it includes deferred revenue of approximately $2.9 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

      o     the level of usage of the Internet;

      o     the level of user traffic on our Websites;

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

      o the correct assessment of the relative percentages of in-process research and development expense which needs to be immediately written-off as compared to the amount which must be amortized over the appropriate life of the asset;

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

      Our Stock Price Has Historically Been Volatile, Which May Make It More Difficult For Shareholders To Resell Their Shares When They Choose To At Prices They Find Attractive

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

      Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stock:

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      The Company's Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in the following ongoing legal matters:

      In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, Tinley, and Gyselen. The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions. In conjunction with the Company's claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions' claim of offset. Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages. The Company's original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004. The Company appealed the decision with regard to its claim for breach of contract for Ross' failure to give the proper maintenance fee adjustment and related claims for offset and attorney's fees. On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision. On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

      In March 2003, Ross commenced an action in New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for re-argument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was deined over the objections of Now Solutions. Now Solutions intends to appeal this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

      In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses.

      In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also there is no assurance that the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

      Matters Involving the United States Securities and Exchange Commission

      In December 2004, the Company was notified by the SEC that the SEC had suspended trading of the Company's common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act since the period ending September 30, 2003.

      Also in December 2004, the Company was notified by the SEC of the Administrative Proceeding, pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act" that alleged that the Company was delinquent with respect to the filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005. Thus, since commencement of the Administrative Proceeding, the Company has filed each of the delinquent reports.

      On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement ("Settlement Order"). The Settlement Order provided that the Company must file its Form 10-KSB for the fiscal year ended December 31, 2004 ("2004 Form 10-KSB") no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

      Pursuant to the Company's Offer of Settlement, the SEC also entered on April 1, 2005, an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Exchange Act ("Cease-and-Desist Order" in the case captioned In the Matter of Vertical Computer Systems, Inc., Admin. Proc. File No. 3-11879. The Cease-and-Desist Order ordered that the Company cease and desist from committing or causing any violations or future violations of Section 13(a) of the Exchange Act and SEC Rules 13a-1 and 13a-13 thereunder. The Company consented to the entry of the Cease-and-Desist Order without admitting or denying the findings in that Order.

      On April 15, 2005, the SEC dismissed without prejudice the previously disclosed Administrative Proceeding as to the Company. The SEC's dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to the Company. The SEC Order provided that it was entered pursuant to the previously entered Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company and is no longer pending as to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Victor Weber pursuant to the September 2004 amendment of the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. In December 2004, the Company recorded an expense of issuing the 2,000,000 unregistered shares to Mr. Weber at a fair market value of $10,000. Mr. Weber is a Director and President of GIS, and a member of CW International.

      In March 2005, the Company issued 5,000,000 shares to Arglen. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004.

      During the three months ended March 31, 2005, warrants to purchase 5,554,977 shares of common stock of the Company at a price of $0.011 to $0.35 per share expired.

      In April 2005, $10,000 worth of principal under certain debentures were converted into 2,500,000 shares of the Company's common stock in connection with a $100,000 debenture issued by the Company to a third-party in March 2002.

      During the period of April 1 to May 13, 2005, warrants to purchase 1,727,777 shares of common stock of the Company at a price of $0.10 to $0.35 per share expired.

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

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

      The $5.5 million secured promissory note, bearing interest at 9% per annum, issued by Now Solutions to Coast and purchased by WAMCO, as amended in June 2004, is currently delinquent. The security interest of Now Solutions' assets on the secured promissory note is senior to Now Solutions' present indebtedness to Arglen and Robert Farias. Now Solutions has made all interest payments as of May 13, 2005 but it is $518,860 delinquent in principle payments. The note is in default.

      The non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
issued by the Company and Now Solutions to Arglen in connection with the settlement of litigation and the purchase by the Company of Arglen's interest in Now Solutions is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company and Now Solutions owe interest and legal fees in addition to the principal outstanding on the note. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas.

      The interest bearing secured promissory note in the amount of $500,000 providing for payments of $91,500 beginning in October 2004, issued by Now Solutions to Mr. Farias in connection with the loan to Now Solutions is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. As of May 13, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

      The $84,000 promissory note, bearing interest at 12% per annum, as amended, issued by Enfacet, Inc. to Robert Farias in June 2001 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, and Arglen and the Robert Farias $500,000 promissory note. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

      The $350,000 promissory note, bearing interest at 8% per annum, as amended, issued by Enfacet, Inc. to a third-party in August 2001 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, and the Robert Farias $500,000 promissory note.

      The $90,000 promissory note, bearing interest at 10% per annum, as amended, issued by the Company to a third-party in June 2003 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, and the Robert Farias $500,000 promissory note.

      The $280,000 promissory note, bearing interest at 12% per annum and issued to Robert Farias on October 31, 2001, as amended by the parties, is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. The note is also secured by SiteFlash technology owned by the Company.Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company.

      The $181,583 promissory note, bearing interest at 12% per annum, as amended, issued by the Company to Robert Farias in October 2003 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. Mr. Farias is a director of Now Solutions, a 100% owned subsidiary of the Company. The note is also secured by 10,450,000 shares of the Company's common stock that are owned by MRC to cover any shortfall. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

      In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, L.P. ("Cornell"), whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and contained a placement fee of $10,000, payable to the third-party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of May 13, 2005, no debentures have been converted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a)   Exhibits

Exhibit No.    Description                                              Location
-----------------------------------------------------------------------------------------
31.1           Certification of Chief Executive Officer Pursuant to     Attached herewith
               Section 302 of the Sarbanes-Oxley Act of 2002, dated
               May 13, 2005

31.2           Certification of Chief Financial Officer Pursuant to     Attached herewith
               Section 302 of the Sarbanes-Oxley Act of 2002, dated
               May 13, 2005

32.1           Certification of Chief Executive Officer Pursuant to     Attached herewith
               Section 906 of the Sarbanes-Oxley Act of 2002, dated
               May 13, 2005

32.2           Certification of Chief Financial Officer Pursuant to     Attached herewith
               Section 906 of the Sarbanes-Oxley Act of 2002, dated
               May 13, 2005

      (b)   Reports on Form 8-K:

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

On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of the Company to settle the Administrative Proceeding, which, with respect to the Company, concerned the delinquency of filing of certain of the Company's periodic reports required under the Exchange Act.

On April 15, 2005, the SEC commission dismissed without prejudice the Administrative Proceeding, as to the Company. The SEC's dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to the Company. The SEC Order provided that it was entered pursuant to the previously entered and disclosed Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 13, 2005
                                      VERTICAL COMPUTER SYSTEMS, INC.

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