Form 10QSB
period 2005-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2005-08-12
CIK 1099509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934:

                 For the quarterly period ended June 30, 2005.

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934:
                      For the transition period from _____ to _____

                            -------------------------

                        Commission file number 000-28685

                            -------------------------

                         VERTICAL COMPUTER SYSTEMS, INC.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                   65-0393635
             --------                                   ----------
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

                     (1) Yes |X|  No |_|        (2) Yes |X| No |_|

      As of August 10, 2005, the issuer had 888,343,032 shares of common stock, par value $.00001 per share, issued and outstanding.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:  No

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                        Page
 Item 1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet (unaudited) as of
          June 30, 2005                                                                3

          Condensed Consolidated Statements of Operations (unaudited)
          for the Three and Six Months ended June 30, 2005 and 2004                    5

          Condensed Consolidated Statements of Cash Flows (unaudited)
          for the Six months ended June 30, 2005 and 2004                              6

          Notes to Condensed Consolidated Financial Statements                         8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         20

 Item 3.  Controls and Procedures                                                     32

PART II OTHER INFORMATION

 Item 1.  Legal Proceedings                                                           32

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 35

 Item 3.  Defaults Under Senior Securities                                            36

 Item 4.  Submission of Matters To A Vote Of Security Holders                         37

 Item 5.  Other Information                                                           37

 Item 6.  Exhibits and Reports on Form 8-K                                            37

 Signatures                                                                           39

 Certifications                                                                       40

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                                                     June 30,          December 31,
                                                                                                      2005                2004
                                                                                                ---------------     ---------------
Assets                                                                                            (Unaudited)

Current Assets
     Cash                                                                                       $       742,849     $       330,780
     Securities available for sale                                                                        2,760               9,128
     Accounts receivable, net of allowance for bad debts
       of $152,473 and $137,473                                                                         679,012           1,325,114
     Other receivable                                                                                    75,085              75,085
     Employee receivables                                                                                27,263              17,138
     Prepaid expenses and other assets                                                                   34,016              23,789
                                                                                                ---------------     ---------------

Total Current Assets                                                                                  1,560,986           1,781,034

Property and equipment, net of accumulated depreciation                                                  56,071              82,824
Other intangibles, net                                                                                  546,078             944,298
Deposits and other                                                                                       10,372              10,373
                                                                                                ---------------     ---------------

Total Assets                                                                                    $     2,173,506     $     2,818,529
                                                                                                ---------------     ---------------

Liabilities and Stockholder's Equity/ (Deficit)

Current Liabilities
     Accounts payable and accrued liabilities                                                   $     6,250,016     $     6,078,310
     Deferred revenue                                                                                 2,739,197           2,679,484
     Accrued income taxes                                                                                18,000              18,000
     Current portion - convertible debenture                                                             40,000              40,000
     Current portion-notes payable                                                                    4,316,783           4,580,899
                                                                                                ---------------     ---------------

Total Current Liabilities                                                                            13,363,996          13,396,693

     Convertible debenture                                                                              360,000             390,000
     Accrued dividends                                                                                2,613,712           2,313,712
                                                                                                ---------------     ---------------

Total Liabilities                                                                               $    16,337,708     $    16,100,405
                                                                                                ---------------     ---------------

See accompanying notes to the condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

(Continued from previous page)

                                                                                                     June 30,           December 31,
                                                                                                      2005                 2004
                                                                                                ---------------      ---------------
                                                                                                  (Unaudited)
Minority interest                                                                                            --                  --

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                                         50                  50

     Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
     Shares authorized; 7,200 shares issued and outstanding                                              45,000              45,000

     Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
     shares authorized; 50,000 shares issued and outstanding                                            350,000             350,000

     Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
     Shares authorized; 25,000 shares issued and outstanding                                            156,250             156,250

     Common Stock; $.00001 par value; 1,000,000,000 shares authorized
     882,452,228 and 867,768,895 issued and outstanding                                                   8,825               8,678

     Additional paid-in-capital                                                                      27,583,817          27,385,191

     Accumulated deficit                                                                            (42,425,314)        (41,367,483)


     Accumulated other comprehensive income                                                             117,168             140,438
                                                                                                ---------------      ---------------

Total Stockholders' deficit                                                                         (14,164,204)        (13,281,876)
                                                                                                ---------------      ---------------

Total liabilities and stockholders' deficit                                                     $     2,173,506      $    2,818,529
                                                                                                ===============      ===============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations (Unaudited)

                                                  Three months ended June 30,        Six Months ended June 30,
                                                    2005              2004             2005             2004
                                                -------------    -------------    -------------    -------------
Revenues
     Licensing and maintenance                  $   1,351,656    $   1,384,835    $   2,621,652    $   2,646,740
     Consulting Services                              320,027          196,246          597,717          428,081
     Other                                             54,283           31,436           86,194           66,912
                                                -------------    -------------    -------------    -------------

Total Revenues                                      1,725,966        1,612,517        3,305,563        3,141,733

Selling, general and administrative expenses        1,938,326        2,260,719        3,823,621        5,181,648


Goodwill Impairment                                        --               --               --        1,760,000
                                                -------------    -------------    -------------    -------------

Operating loss                                       (212,360)        (648,202)        (518,058)      (3,799,915)

Interest income                                         1,203              305            1,890            1,232
Interest expense                                     (119,362)        (131,745)        (241,662)        (242,736)
                                                -------------    -------------    -------------    -------------

Net loss                                             (330,519)        (779,642)        (757,830)      (4,041,419)
                                                -------------    -------------    -------------    -------------

Dividend applicable to preferred stock               (150,000)        (150,000)        (300,000)        (300,000)

Net loss applicable to common stockholders'     $    (480,519)   $    (929,642)   $  (1,057,830)   $  (4,341,419)
                                                -------------    -------------    -------------    -------------


Basic and diluted loss per share                $          (0)   $          (0)   $          (0)   $          (0)
---------------------------------------------   -------------    -------------    -------------    -------------

Basic and diluted weighted average                877,832,448      857,041,277      874,419,631      844,478,216
  of common shares outstanding                 -------------    -------------    -------------    -------------

Comprehensive loss and its
  components consist of the following:

     Net loss                                   $    (330,519)   $    (779,642)   $    (757,830)   $  (4,041,419)
     Unrealized gain (loss) on securities
     available for sale                                (6,368)              --           (6,368)              --
     Translation adjustments                           12,698           19,444           16,901           43,738

                                                -------------    -------------    -------------    -------------
     Comprehensive loss                         $    (324,189)   $    (760,198)   $    (747,296)   $  (3,997,681)
                                                =============    =============    =============    =============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                                  Six months ended June 30
                                                                     2005           2004
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities
     Net loss                                                    $  (757,830)   $(4,041,419)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                   437,468        632,689
     Goodwill Impairment                                                  --      1,760,000
     Write-off of MedData Solutions Investment                            --        135,000
     Non employee stock compensation                                 162,773        630,815
     Employee stock compensation expense                               6,000         83,494
     Allowance for bad debts                                          15,000          1,469
     Changes in operating assets and liabilities:
     Accounts receivable                                             631,102        465,412
     Receivable from officers and employees                          (10,125)        (4,171)
     Prepaid expenses                                                (10,227)       120,728
     Accounts payable and accrued liabilities                        171,706        433,261
     Deferred Revenue                                                 59,713        287,056
                                                                 -----------    -----------

Net cash provided by operating activities:                           705,579        393,296

Cash flow from investing activities:
     Acquisition of minority interest in Now Solutions                    --       (877,000)
     Purchase of equipment                                           (12,494)       (27,739)
                                                                 -----------    -----------

Net cash used in investing activities                                (12,494)      (904,739)


See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows (Continued)

                                                                               Six months ended June 30
                                                                                 2005            2004
                                                                              -----------    -----------
                                                                              (Unaudited)    (Unaudited)
Cash flow from financing activities:
     Payment of convertible debentures                                                 --        (10,000)
     Payment of Note Payable                                                     (264,114)      (555,000)
     Proceeds from issuance of Notes Payable                                           --        500,000
                                                                              -----------    -----------

Net cash used in financing activities                                            (264,114)       (65,000)

Effect of changes in exchange rates on cash                                       (16,902)       (43,738)
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents,                             412,069       (622,181)
Cash and cash equivalents, beginning of period                                    330,780        962,454
Cash and cash equivalents, end of period                                      $   742,849    $   340,273
                                                                              ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period:
         Interest                                                             $    82,435    $   100,302
                                                                              ===========    ===========
     Non-cash investing and financing activities:
        Common stock and debt issued for acquisitions                         $        --    $ 1,018,000
                                                                              ===========    ===========
        Conversion of convertible debt                                        $    30,000    $        --
                                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2004.

      Stock-Based Compensation

      Effective January 1, 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 for share based payments to employees. In accordance with transition provisions under SFAS No. 148, the Company has adopted the prospective method for transitional recognition.

      Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2005 was $14.2 million. Additionally, at June 30, 2005, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of
approximately   $2.7   million)  and  has  defaulted  on  several  of  its  debt
obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In April 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into, 2,500,000 shares of common stock of the Company.

      In May 2005, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to Grant Consultants of America ("GCA") in connection with an agreement in October 2004 between Government Internet Systems, Inc. and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled.

      In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L & R Consultants in connection with a consulting agreement between the Company and L & R Consultants to provide services in securing a loan for Now Solutions. In the event that L & R Consultants does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled.

      In May 2005, the Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to a third party lender and three year warrants to purchase 1,200,000 shares of the Company common stock at an exercise price of $0.003 per share were cancelled by the lender. These transactions were made in connection with an agreement between the parties amending the terms of a $50,000 note issued to the lender in June 2002

      In May 2005, the Company agreed to issue 600,000 unregistered shares of common stock of the Company (at a fair market value of $6,000) that will vest over three years in connection with an employment agreement between Now Solutions and an employee to be a Sales Manager for Now Solutions in the United States.

      In June 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,500,000 shares of the Company's common stock.

      In June 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      During the six months ended June 30, 2005, warrants to purchase 12,933,330 shares of common stock of the Company at a price of $ 0.004 to $0.35 per share expired.

Note 3 - Notes Payable

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
The $5.5 million note payable,  issued by Now Solutions to Coast Business Credit
("Coast")  and  purchased by WAMCO 32, Ltd.  ("WAMCO") was amended in June 2004.
Pursuant  to the  amendment,  the  interest  was changed to 9% per annum and the
$1,304,766  outstanding  principal  balance  shall be  payable as  follows:  (a)
$91,667  principal  per month,  plus  interest  commencing  on June 30, 2004 and continuing  on each  succeeding  month through  September  30, 2004;  (b) $7,500 principal  per  month,  plus  interest,  commencing  on  October  31,  2004  and continuing on each succeeding month through January 31, 2005; (c) providing that
Now  Solutions  has  achieved  revenues  of $7.5  million  and  earnings  before interest,  taxes,  depreciation  &  amortization  ("EBITDA")  of not  less  than
$2,200,000 for the fiscal year 2004,  $7,500 principal per month, plus interest, commencing  on  February  28,  2005  and  continuing  on the  last  day of  each succeeding  month until June 30, 2005; and (d) $91,667  principal per month plus interest,  commencing on July 31, 2005 and continuing on each  succeeding  month until the note is paid. In the event Now Solutions  does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding  month until the note is paid. For the months of May, June, July and August 2005, the Company has paid the bank $60,000 of principal and interest per  month  at an  interest  rate of 11%  without  prejudice  subject  to  final negotiation  with WAMCO.  Now  Solutions  has made all  interest  payments as of
August 12, 2005.  As of August 12, 2005,  Now  Solutions  owed $916,588 of which
$642,655 is delinquent. The note is in default.                                            $   1,017,985     $      1,190,601

Note  payable to Ross  Systems,  Inc.  ("Ross")  issued by Now  Solutions in the amount of $1,000,000.  The note is unsecured and non-interest  bearing. The note was recorded at a discount  (which will be amortized over the life of the note), payments  of  $250,000  and  $750,000  to be  due in  February  2002  and  2003,
respectively.  If a payment is not received within three days from the due date, the note will begin to bear  interest at 10% per annum.  In 2002,  Now Solutions offset  $250,000  payment  through  its  receivable  from  Ross in  terms of the agreement  between  Now  Solutions  and Ross.  See also  Note 4 for  information
concerning the legal proceedings between the Company, Now Solutions and Ross.                    750,000              750,000

Note  payable in the amount of $27,558 to a law firm, a related  party,  bearing interest at 6% per annum, unsecured, principal and interest due at January 2002.
The note is in  default.  In January  2005,  Parker,  Mills,  and Patel  filed a lawsuit in Los  Angeles  Superior  Court to collect the  outstanding  balance of
$23,974  due under the  promissory  note  issued to them by the  Company and for failure to pay fees for professional  services in the amount of $89,930 rendered to the Company,  plus interest.  In March 2005, the Company filed a demurrer. In
April 2005, the Company answered the complaint, asserting various legal defenses.                 23,974               23,974

Note payable in the amount of $31,859 to a third-party lender,  bearing interest
at an amount to be negotiated, principal and interest due on demand.                              31,859               31,859

Note payable in the amount of $27,000 to a third-party, payable upon demand.                      27,000               27,000


                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
Note  payable  to a  third-party  lender  in the  amount of a  $239,004  bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December
2002,  commencing with monthly  payment of $7,500  beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third-party lender, bearing interest at 12% per annum. In March 2003, the note was amended that the Company agreed to pay the interest and expenses responsible by the lender for a third-party  loan secured on the lender's  behalf instead of paying to the lender and the Company agreed to begin making  monthly  payment of
$7,500,  beginning on June 1, 2003.  Pursuant to the extension in December 2003, the  Company  was  required  to make  monthly  installment  payments  of $7,500, beginning on February 1, 2004,  until the balance  under the note has been paid.
The note has been in default since February 1, 2004.                                             167,141              167,141

Note  payable  in the  amount of $50,000  to a  third-party  lender,  bearing no interest.  In March 2003,  the parties  entered into an  amendment,  whereby the parties  agreed to accrue  interest  beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly  payments of accrued interests  beginning  in April  2003 and  monthly  principal  payment  of $5,000 beginning  in July  2003.  In  connection  with the  note,  the  Company  issued three-year  warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share.  In May 2005,  the Company and a third party lender amended the terms of the note.  Any  existing  default on the note was  waived,  and the
Company  agreed to  commence  monthly  payments  to the lender of $2,500 in June
2005,  which would be raised to $4,000 beginning in October 2005, and to pay the lender's  reasonable  attorney's  fees.  In  connection  with the  agreement the
Company  issued  600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase  1,200,000 shares of the
Company common stock were  cancelled by the lender.  The Company is currently in
default.                                                                                          47,180               47,180

Note payable in the amount of $50,000 to a third-party lender,  bearing interest at the rate of 12% per  annum.  In  March  2003,  the  parties  entered  into an amendment,  whereby the parties agreed to pay accrued  interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004.  Beginning in July 2003,  the above  interest  payments  were to be replaced with a monthly installment  payment of $5,000,  with the initial  payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment,  the Company issued three-year  warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The note has been in default
since April 1, 2003.                                                                              50,000               50,000

Note payable in the amount of $25,000 to a third-party lender,  bearing interest at 12% per annum,  secured by 10,000,000  shares of the  Company's  common stock that  are  owned  by  Mountain  Reservoir  Corporation  ("Mountain  Reservoir"),
controlled by W5 Family Trust,  of which Richard Wade,  the President and CEO of the  Company,  is trustee,  due in  December  2002.  In March 2003,  the parties entered into an amendment.  Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005.  Beginning in July 2003, the above interest payments shall be replaced with monthly  payments of $5,000 with the initial  payments  applied first to the $25,000 note and then to the $50,000  (the above) note issued.  The
note has been in default since April 1, 2003.                                                     12,583               12,583

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
Note  payable in the amount of  $280,000,  bearing  interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003.  Pursuant to the  amendment,  the payment of  principal  was to be paid in monthly  installments  in the amount of $5,000,  which was to be  replaced  with monthly  payments of $10,000  beginning in January 2004. All interest was due on the day the  principal  is paid in full.  In exchange  for the  extensions,  the interest  rate will accrue at the rate of 12% from the date the note was issued.
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr.  Farias on October 31, 2001 and the  $181,583  note issued to Mr.  Farias on
October 17, 2002. Any default on these notes was waived,  and the Company agreed to make the  following  payments on these  notes:  (i)  $20,000,  which was paid toward the $181,583  note on February 20, 2004;  (ii) fifty percent (50%) of the remaining  past-due  amounts  by March 20,  2004;  and  (iii) the all  remaining past-due  amounts to bring the notes current by April 20, 2004. In the event the
Company  does not pay the amounts in a timely  manner,  then all  amounts  still owing under these notes will be considered  in default and the  following  shall apply: (i) all such remaining  amounts will be added to the secured loan amounts and will be subject to the  security  interest and pledge  agreements  under the
$84,000  promissory  note issued by the Company's  subsidiary,  EnFacet,  to Mr.
Farias on June 1, 2001; (ii) the $14,640  monthly  payments to be made under the
$84,000  note will be applied to the  $280,000  and  $181,583  notes until these notes are paid in full;  and (iii) with respect to cash  proceeds Now  Solutions receives  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  after the $500,000 note payable  issued by Now Solutions to
Mr.  Farias on February  13, 2004 has been paid in full toward the  $280,000 and
$181,583 notes if the Company is not current in its payments.  The $280,000 note is also secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is
in default.                                                                                      237,626              237,626


Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum,  payable as  follows:  (i) an initial  installment  of $10,000 payable upon  execution;  (ii) monthly payment of $5,000  beginning  November 5,
2002 and (iii) monthly $10,000 payment  beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously  issued;  each had  outstanding  balance of $100,000 at December  31,
2001. In February  2004,  the Company and Mr.  Farias  amended the $280,000 note issued to Mr.  Farias on October  31, 2001 and the  $181,583  note issued to Mr.
Farias on October 17,  2002.  Any  default on these  notes was  waived,  and the
Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%)
of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due  amounts to bring the notes current by April 20, 2004. In the event the
Company  does not pay the amounts in a timely  manner,  then all  amounts  still owing under these notes will be considered  in default and the  following  shall apply: (i) all such remaining  amounts will be added to the secured loan amounts and will be subject to the  security  interest and pledge  agreements  under the
$84,000  promissory  note issued by the Company's  subsidiary,  EnFacet,  to Mr.
Farias on June 1, 2001; (ii) the $14,640  monthly  payments to be made under the
$84,000  note will be applied to the  $280,000  and  $181,583  notes until these notes are paid in full;  and (iii) with respect to cash  proceeds Now  Solutions receives  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  after the $500,000 note payable  issued by Now Solutions to
Mr.  Farias on February  13, 2004 has been paid in full toward the  $280,000 and
$181,583  notes if the  Company  is not  current  in its  payments.  The note is secured by  10,450,000  shares of the  Company's  common stock that are owned by
Mountain  Reservoir to cover any shortfall.  Mountain Reservoir is a corporation controlled  by the W5 Family  Trust.  Mr.  Wade,  the  President  and CEO of the
Company,  is the trustee of the W5 Family Trust.  Robert Farias is a director of
Now Solutions, a wholly-owned subsidiary of the Company. The note is in default.                 108,034              108,034

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
The Company  pledged its interest in a $215,000  note issued by Now Solutions to the Company to secure this note and the  $100,000,  $40,000,  and $50,000  notes issued to Victor  Weber and  $25,000 in  expense  paid by Weber on behalf of the
Company that were included in trade accounts payable, who had the option to have the Company  assign the $215,000  note to Weber  provided that Weber cancels all three notes and the outstanding  $25,000 in accounts  payable.  Weber elected to make this  assignment in January  2004.  At that time,  all other notes and debt owed to Weber were  cancelled.  Mr. Weber is the President and a Director of GIS
and a member of CW International. The note is in default.                                        215,000              215,000

Note  payable in the  amount of  $350,000  issued by  EnFacet  to a  third-party lender,  bearing  interest at 8% per annum,  unsecured,  and due on February 28,
2003.  EnFacet is in default  subsequent to December 31, 2002. In February 2004, the parties  amended  the terms of the notes.  Pursuant  to the  amendment,  the parties  waived  any  defaults  on the notes and  agreed  that the notes will be payable as follows: once the Company's subsidiary,  Now Solutions,  has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February  13,  2004,  84% of any  remaining  amounts  from the final  $91,500 installment  payment on the  $500,000  note  issued by Now  Solutions  to Robert
Farias on February 13, 2004,  shall be applied to the $350,000 and $90,000 notes on a pro-rata  basis.  Thereafter,  the  Company was to make  monthly  principal payments  of $76,860  applied on a pro-rata  basis to the  $350,000  and $90,000 notes until all monies due under these notes have been paid. In connection  with the amendment,  Now Solutions entered into a security  agreement with the lender to guarantee the note.  The security  interest of Now  Solutions'  assets on the secured promissory note will be junior to Now Solutions' present indebtedness to
WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. This note
is in default.                                                                                   350,000              350,000

Note payable in the amount $25,000  promissory note, bearing interest at 10% per annum,  was issued in April 2003 to a consultant  of the  Company's  subsidiary,
EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003.  The note is in default.                                               25,000               25,000

Note  payable in the amount of $17,500,  bearing no  interest  to a  third-party lender in  consideration  of a loan in the  amount of  $15,000,  was due in June
2003. In connection  with the note,  the Company paid a commitment fee of $2,500 and issued five-year  warrants to purchase 250,000 shares of common stock of the
Company at an exercise  price of $0.0075 per share to the lender.  In connection with this and another  loan for $15,000  (see  below),  the Company  also issued five-year  warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant.  In February
2004,  the parties  amended the terms of the loan. The lender waived any default on the note and in exchange the Company  issued 500,000  unregistered  shares of the  Company  common  stock to each  lender  (at a total  fair  market  value of
$7,000),  and to pay  $8,750  by March  31,  2004 and  $8,750  plus all  accrued
interest by April 30, 2004 under the note.  This note is in default.                              11,000               11,000

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
Note  payable in the amount of $17,500,  bearing no  interest  to a  third-party lender in  consideration  of a loan in the  amount of  $15,000,  was due in June
2003. In connection  with the note,  the Company paid a commitment fee of $2,500 and issued five-year  warrants to purchase 250,000 shares of common stock of the
Company at an exercise  price of $0.0075 per share to the lender.  In connection with this and another  loan for $15,000  (see  above),  the Company  also issued five-year  warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant.  In February
2004,  the parties  amended the terms of the loan. The lender waived any default on the note and in exchange the Company  issued 500,000  unregistered  shares of the  Company  common  stock to each  lender  (at a total  fair  market  value of
$7,000),  and to pay  $8,750  by March  31,  2004 and  $8,750  plus all  accrued
interest by April 30, 2004 under the note. This note is in default.                               11,000               11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  EnFacet has been in default since December 31, 2002.                               10,000               10,000

Note payable in the amount of $84,000 issued by EnFacet to Robert Farias,  dated
June 1, 2001,  bearing interest at 8% per annum,  unsecured,  with principal and interest due on June 1, 2002.  EnFacet was in default at December  31, 2002.  In
March 2003, both parties  entered into an amendment.  Pursuant to the amendment, the due date was  extended  to March 17,  2004 in exchange  for  increasing  the interest rate from 8% to 12% at which interest will be accrued from the date the note was issued.  In addition,  EnFacet  shall make  monthly  payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any  defaults  on the note and agreed  that the note will be payable as follows:
once the Company's  subsidiary,  Now Solutions,  has paid off the entire balance due under the  $500,000  note issued by Now  Solutions to Farias on February 13,
2004, 16% of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter,  the Company or, at the  Company's  option,  Now  Solutions,  was to make  monthly  principal payments of $14,640  beginning on the first day of the following month until all monies  due  under  the  $84,000  note has been  paid.  In  connection  with the amendment,  Now Solutions  entered into a security  agreement with the lender to guarantee  the note.  The  security  interest  of Now  Solutions'  assets on the secured promissory note will be junior to Now Solutions' present indebtedness to
WAMCO,  Arglen,  and Robert Farias in connection with the $500,000 note.  Robert
Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.
The note is in default.                                                                           84,000               84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is in default.                                  7,365                7,365

Note  payable in the amount of $23,030  dated March 21, 2003 bearing an interest of 12% per annum,  with principal and interest due on April 21, 2004.  This note
is in default.                                                                                    23,030               23,030

Note  payable  in the amount of $90,000  dated  June 26,  2003 to a  third-party bearing an interest of 10% annum,  with  principal and interest due on March 28,
2004.  This note is in default.  In February 2004, the parties amended the terms of the notes. Pursuant to the amendment,  the parties waived any defaults on the notes and agreed that the notes will be payable as follows:  Once the  Company's subsidiary,  Now  Solutions,  has paid off the  entire  balance  due  under  the
$500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any
remaining  amounts from the final  $91,500  installment  payment on the $500,000 note issued by Now  Solutions to Robert  Farias on February  13, 2004,  shall be applied to the $350,000 and $90,000 notes on a pro-rata basis.  Thereafter,  the
Company shall continue to make monthly principal  payments of $76,860 applied on a pro-rata  basis to the $350,000  and $90,000  notes until all monies due under these notes have been paid.  In  connection  with the  amendment,  Now Solutions entered into a security  agreement  with the lender to guarantee  the note.  The security interest of Now Solutions'  assets on the secured  promissory note will be junior to Now Solutions'  present  indebtedness to WAMCO,  Arglen, and Robert
Farias in connection with the $500,000 note. This note is in default.                             90,000               90,000

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
Note  payable  in the  amount of $60,000  issued by GIS to a  third-party  dated
November  5, 2003,  bearing an  interest of 10% per annum,  with  principal  and interest  due on November 5, 2004.  The Company  agreed to issue a 2%  ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 2% royalty on net sales of products  by GIS in the United  States up to  $300,000  and the  Company  issued
1,000,000  unregistered  shares of  Company's  common  stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the
Company  that  are  owned  by  Mountain  Reservoir.   Mountain  Reservoir  is  a
corporation  controlled by the W5 Family Trust.  Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust.  This note is in default.                  60,006               60,006

Note  Payable  in the  amount of $40,000  issued by GIS to a  third-party  dated
November  19, 2003,  bearing an interest of 10% per annum,  with  principal  and interest due on November 19, 2004.  The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition,  the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United  States up to $200,000  and the Company  issued
1,000,000  unregistered  shares of  Company's  common  stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the
Company  that  are  owned  by  Mountain  Reservoir.   Mountain  Reservoir  is  a
corporation  controlled by the W5 Family Trust.  Mr. Wade, the President and CEO
of the Company,  is the trustee of the W5 Family Trust.  $5,000 of this note was
not funded until January 2004. This note is in default.                                           40,000               40,000

Note Payable in the amount of $500,000  issued by Now  Solutions,  the Company's wholly-owned subsidiary to Robert Farias. This note is secured by Now Solutions'
assets.  In  addition  Farias is  entitled  to a 5%  royalty on any sales by Now
Solutions of over $8,000,000 up to $500,000.  The note bears interest at 10% per annum and Now  Solutions is required to make monthly  interest  payments for all interest  accrued in the previous month on the first day of each month beginning
April 1, 2004 and  beginning on October 1, 2004 and  continuing on the first day of every month thereafter,  monthly principal  payments of $91,500 plus interest until the note has been paid in full. In the event Now  Solutions  receives cash proceeds  due to a capital  infusion or upfront  licensing  fees from a reseller that is outside its normal scope of business  (i.e.,  not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds  remaining  toward payment of the $500,000 note. In connection with the
loan,  the  Company  issued  (i)  five-year   warrants  to  purchase   5,000,000
unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation
Model);  (ii) five-year  warrants to purchase 5,000,000  unregistered  shares of common  stock of the  Company at $0.02 per share at a fair  market  value at the date of issuance of $74,344  (valued using the  Black-Scholes  Option  Valuation
Model);  (iii) five-year warrants to purchase 5,000,000  unregistered  shares of common  stock of the  Company at $0.03 per share at a fair  market  value at the date of issuance of $74,200  (valued using the  Black-Scholes  Option  Valuation
Model); (iv) 5,000,000  unregistered shares of common stock of the Company (at a fair market  value of $75,000);  and (v) an  additional  5,000,000  unregistered shares of common  stock of the Company in the event that  $250,000  was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of  $125,000).  All of the  foregoing  warrants  and stock are  subject to
"piggy-back"  registration  rights.  In connection  with the loan, Now Solutions entered into a security  agreement  with the lender to guarantee  the note.  The security  interest of Now Solutions'  assets on the secured  promissory  note is junior to Now Solutions' present  indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the  $500,000  loan to Now  Solutions.  The note is in default.  As of
August 12, 2005, Now Solutions had made principal  payments totaling $183,000 to
Robert Farias.  In January 2005,  WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept  payments from or to take any  collection  actions  against Now
Solutions for the  repayment of junior debt.  Robert Farias is a director of Now
Solutions, a wholly-owned subsidiary of the Company.                                             317,000              408,500

                                                                                           -------------     ----------------
                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                           -------------     ----------------
Note Payable in the amount of $600,000 issued to Arglen by the Company  pursuant to the  Company's  acquisition  of Arglen's 35% interest in Now  Solutions.  The
Company's  purchase of  Arglen's  interest  resulted in the Company  recognizing
$1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing  secured  promissory  note  providing  for payments of $200,000 in April
2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The note is in default.  In August 2004,  Arglen obtained a default  judgment in Los Angeles court for the  outstanding  principal,  plus attorney's fees and interest at the rate of 10% per annum.  The Company has filed a motion in the Delaware  court to stay the enforcement of the judgment pending  resolution of the Delaware action.
In April  2005,  Arglen  filed a Notice of Filing a Foreign  Judgment in Tarrant
County,  Texas, which is still pending. A hearing is set for late August,  2005.
The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company  cancelled  80,763,943  warrants held by Arglen and issued to Arglen
20,000,000  unregistered  shares of the common  stock of the  Company (at a fair market value of $280,000),  which is subject to a "lock-up" provision.  Pursuant to the settlement  agreement,  the Company also  cancelled  warrants to purchase
80,763,943  common shares of the Company that were originally  granted to Arglen in  connection  with the  Company's  acquisition  60% of equity  interest in Now
Solutions.  In  December  2004,  the  Company  recorded  the  expense of issuing
5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004.  These shares were due pursuant to the settlement  agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement. In March 2005, the Company issued these
5,000,000 shares to Arglen.                                                                      600,000              600,000
                                                                                           -------------     ----------------

                                                             Total notes payable               4,316,783            4,580,899
                                                              Current maturities              (4,316,783)          (4,580,899)
                                                                                           -------------     ----------------

                                              Long-Term portion of notes payable           $          --     $             --
                                                                                           =============     ================

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now
Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to
Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas, which is still pending. A hearing is set for late August, 2005.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

      In January 2005, Parker, Mills, and Patel filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses

      In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also there is no assurance that the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

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

Note 6 - Stock Options & Warrants

                                            Incentive Stock      Non-Statutory                         Weighted Average
                                                Options          Stock Options         Warrants         Exercise Price
                                          -------------------------------------------------------------------------------
Outstanding at 12/31/04                             4,000,000                 --          84,932,758                 0.92
                                          ===============================================================================
Options/Warrants granted with an
exercise price of $0.01 to $0.03                           --                 --           4,500,000                0.016


Options/Warrants exercised                                 --                 --                  --                   --


Options/Warrants expired/cancelled                         --                 --          15,721,644                0.105

                                          -------------------------------------------------------------------------------

Outstanding at 6/30/05                              4,000,000                   -         73,711,114               0.052

Information relating to stock options/warrants as of June 30, 2005, summarized by exercise price, is as follows:

                                                Warrants/Options Outstanding                               Exercisable
                                 ----------------------------------------------------------- ---------------------------------------
                                                           Weighted
                                                           Average            Weighted                                 Weighted
                                                          Remaining            Average                                 Average
                                       Number            Contractual          Exercise             Number              Exercise
       Exercise Price Per Share      Outstanding        Life (Months)           Price           Exercisable             Price
------------------------------------------------------------------------------------------------------------------------------------
        Incentive Stock Options

                  $0.01 - $0.09            4,000,000               46.95        $     0.013                --        $        --

                                 ---------------------------------------------------------------------------------------------------

                                           4,000,000               46.95        $     0.013                --        $        --
                                 ===================================================================================================

            Non-statutory Stock
                        Options
                  $0.01 - $0.09                   --                  --        $        --                --        $        --

                                 ---------------------------------------------------------------------------------------------------

                                                  --                  --        $        --                 --       $        --
                                 ===================================================================================================

                       Warrants

                $0.003 - $0.100           72,294,444               27.21        $     0.048        72,294,444        $     0.048
                $0.100 - $0.350            1,416,670                1.94              0.316         1,416,670              0.316

                                 ---------------------------------------------------------------------------------------------------

                                          73,711,114               26.73        $     0.053        73,711,114        $     0.053
                                 ===================================================================================================

                                 ---------------------------------------------------------------------------------------------------
                    Grand total           73,711,114               27.77        $    0.0512        73,711,114        $     0.053
                                 ===================================================================================================


The range of assumptions used in the Black-Scholes Option Valuation Model in 2005 and 2004 were as follows

                                                                                                 June 30,            December 31,
                                                                                                  2005                  2004
                                                                                        ------------------------------------------
Discount rate - bond yield rate                                                                       3.83%          2.98 - 3.90%
Volatility                                                                                          606.39%          226 - 270.1%
Expected life                                                                                    five-years           five-years
Expected dividend yield                                                                                  --                   --

Note 7 - Subsequent Events

      In July 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      In August 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      In August 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,500,000 shares of the Company's common stock.

      During the period of July 1, 2005 to August 12, 2005, warrants to purchase 2,227,777 shares of common stock of the Company at a price of $ 0.015 to $0.35 per share expired.


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



    The Company's current products address the following market segments:

----------------------------------------------------------------------------------------------------------------------
     MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
----------------------------------------------------------------------------------------------------------------------
     Human Resources and Payroll                  emPath 6.3          Now Solutions        Now Solutions
     Large Corporations and Universities          SiteFlash           Vertical Computer    Vertical Computer
     Government Sector- Emergency Response        ResponseFlash       Vertical Computer    GIS
     Publishing Content                           NewsFlash           Vertical Computer    EnFacet
     Emily XML Scripting Language                 Emily               Vertical Computer    Vertical Internet Solutions

----------------------------------------------------------------------------------------------------------------------


Results of Operations


      Three And Six Month Periods Ended June 30, 2005 Compared To The Three And Six Months Ended June 30, 2004

      Total Revenues. The Company had total revenues of $1,725,966 and $1,612,517 in the three months ended June 30, 2005 and 2004, respectively. The increase in total revenue was $113,449 for the three months ended June 30, 2005 representing a 7% increase compared to the total revenue for the three months ended June 30, 2004. Of the $1,725,966 in the three months ended June 30, 2005 and the $1,612,517 in the three months ended June 30, 2004, $1,723,716 and $1,521,190, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2005 decreased by $33,179 from the same period in the prior year, representing a 2.4% decrease, due to no licensing by the Company of its Siteflash and Responseflash technology compared to $88,095 of licensing by the Company in the second quarter of 2004. This decrease was partially offset by the increase of software license and maintenance fees by Now Solutions. Consulting revenue in the three months ended June 30, 2005, increased by $123,781 from the same period in the prior year, which represented a 63% increase, due to implementing new software sold in the second half of 2004 and customers requesting more customizations of their software compared to 2004. Other revenue in the three months ended June 30, 2005 increased by $22,847 from the same period in the prior year, which represented a 73% increase.

      The Company had total revenues of $3,305,563 and $3,141,733 in the six months ended June 30, 2005 and 2004, respectively. The increase in total revenue was $163,830 for the six months ended June 30, 2005 representing a 5.2% increase compared to the total revenue for the six months ended June 30, 2004. Of the $3,305,563 in the six months ended June 30, 2005 and the $3,141,733 in the six months ended June 30, 2004, $3,274,068 and $3,044,214, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended June 30, 2005 decreased by $25,088 from the same period in the prior year, representing a 0.9% decrease, due to no licensing by the Company of its Siteflash and Responseflash technology compared to $88,095 of licensing by the Company in the second quarter of 2004. This decrease was partially offset by the increase of software license and maintenance fees by Now Solutions. Consulting revenue in the six months ended June 30, 2005, increased by $169,636, from the same period in the prior year, which represented a 39.6% increase, due to implementing new software sold in the second half of 2004 and customers requesting more customizations of their software compared to 2004. Other revenue in the six months ended June 30, 2005 increased by $19,282 from the same period in the prior year, which represented a 28.8% increase.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,938,326 and $2,260,719 for the three months ended June 30, 2005 and 2004, respectively. The total operating expenses in the three months ended June 30, 2005 decreased by $322,393 compared to the operating expenses in the three months ended June 30, 2004, representing a 14.3% decrease. Of the $1,938,326 in the three months ended June 30, 2005 and the $2,260,719 in the three months ended June 30, 2004, Now Solutions accounted for $1,611,970 and $1,742,711, respectively. The decrease of $322,393 was primarily attributable to a reduction in payroll and related benefits, fees paid for loans, legal, rent, insurance, depreciation and amortization costs.

      The Company had selling, general and administrative expenses of $3,823,621 and $5,181,648 in the six months ended June 30, 2005 and 2004, respectively. The total operating expenses in the six months ended June 30, 2005 decreased by $1,358,027 compared to the operating expenses in the six months ended June 30, 2004, representing a 26.2% decrease. Of the $3,823,621 in the six months ended June 30, 2005 and the $5,181,648 in the six months ended June 30, 2004, Now Solutions accounted for $3,046,468 and $3,490,031, respectively. The $1,358,027 decrease was primarily attributable to no fees for loans in 2005. In the first quarter of 2004, the Company paid fees to Robert Farias for the $500,000 note payable issued to Now Solutions and paid for various loan extensions. These fees totaled $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for nine million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004. Also, the Company reduced its payroll and related benefits, legal, rent, insurance depreciation and amortization costs.

      Goodwill Impairment. In the first quarter of 2004 the Company acquired Stephen Parnes' 5% interest and Arglen's 30% interest in Now Solutions. These transactions resulted in the recognition of $1,760,000 of goodwill. The Company assessed the carrying value of this goodwill for impairment as of March 31, 2005 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the goodwill in the first quarter of 2004. After this write-off, the Company has no goodwill.

      Operating Loss. The Company had an operating loss of $212,360 and $648,202 in the three months ended June 30, 2005 and 2004, respectively. The operating loss decreased by $435,842 compared to the operating loss in the three months ended June 30, 2004, representing a decrease of 67.2%. The decrease was primarily attributable to a decrease in the operating expenses of $322,393 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $113,449.

      The Company had an operating loss of $518,058 and $3,799,915 in the six months ended June 30, 2005 and 2004, respectively. The operating loss decreased by $3,281,857 compared to the operating loss in the six months ended June 30, 2004, representing a decrease of 86.4%. The decrease was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,358,027 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $163,830.

      Interest Expense. The Company had an interest expense of $119,362 and $131,745 for the three months ended June 30, 2005 and 2004, respectively. Interest expense decreased in 2005 by $12,383, representing a decrease of 9.4%, compared to the three months ended June 30, 2004. The decrease was related to reductions in Now Solutions WAMCO 32 and Farias notes.

      The Company had an interest expense of $241,662 and $242,736 for the six months ended June 30, 2005 and 2004, respectively. Interest expense decreased in 2005 by $1,074, representing a decrease of 0.4%, compared to the six months ended June 30, 2004. The decrease was related a reduction in the WAMCO 32 note which was offset by new borrowings that occurred in the middle of the first quarter of 2004.

      Net Loss. The Company had a net loss of $330,519 and $779,642 for the three months ended June 30, 2005 and 2004, respectively. Net loss as of June 30, 2005 decreased by $449,123, representing a decrease of 57.6%. The decrease was primarily attributable to a decrease in the operating expenses of $322,393 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $113,449.

      The Company had a net loss of $757,830 and $4,041,419 for the six months ended June 30, 2005 and 2004, respectively. Net loss as of June 30, 2005 decreased by $3,283,589, representing a decrease of 81.2%. The decrease was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,358,027 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $163,830.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended June 30, 2005 and 2004, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $300,000 and $300,000 for the six months ended June 30, 2005 and 2004, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $480,519 and $929,642 for the three months ended June 30, 2005 and 2004, respectively. Net loss attributed to common stockholders decreased by $449,123, representing a decrease of 48.3%, compared to the net loss attributed to common stockholders in the three months ended June 30, 2004. The decrease was primarily attributable to a decrease in the operating expenses of $322,393 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $113,449.

      The Company had a net loss attributed to common stockholders of $1,057,830 and $4,341,419 for the six months ended June 30, 2005 and 2004, respectively. Net loss attributed to common stockholders decreased by $3,283,589, representing a decrease of 75.6%, compared to the net loss attributed to common stockholders in the six months ended June 30, 2004. The decrease of $3,283,589 was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,358,027 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $163,830.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended June 30, 2005 and 2004, respectively. The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2005 and 2004, respectively.


Liquidity And Capital Resources


      At June 30, 2005, the Company had non-restricted cash-on-hand of $742,849 as compared to $340,273 at June 30, 2004.

      Net cash generated from operating activities for the six months ended June 30, 2005 was $705,579. This positive cash flow was primarily related to a net loss of $757,830 adjusted by total non-cash items of $621,241 (including depreciation and amortization of $437,468, allowance for bad debt of $15,000 and expenses paid by the issuance of common stock, warrants and stock options totaling $168,773), increases in all current liabilities items of $231,419, a decrease in receivables of $620,977 and an increase in prepaid expenses of $10,227.

      Net cash used in investing activities for the six months ended June 30, 2005 was $12,494, which consisted of the purchase of equipment and software.

      Net cash used in financing activities for the six months ended June 30, 2005 was $264,114, consisting of the repayment of notes payables of $264,114 which was partially offset by the conversion convertible debentures of $30,000.

      The total change in cash and cash equivalents for the six months ended June 30, 2005 when compared to six months ended June 30, 2004 was an increase of $412,069.

      As of the date of this filing the Company does not have sufficient funds available to fund its operations and repay it debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans and/or renegotiating the terms of its existing debt. The Company's inability to raise such funds or renegotiate the terms of its existing will significantly jeopardize its ability to continue operations.

                                   Balance at                         Due in Next Five Years
    Contractual Obligations         06/30/05        2005         2006          2007          2008          2009
    -----------------------------------------------------------------------------------------------------------------
    Notes payable                    4,316,783     4,316,783
    Convertible debts                  400,000        40,000      360,000
    Operating lease                    372,351        70,180      147,050        61,398        53,556        40,167
                                  ----------------------------------------------------------------------------------
    Total                            5,089,134     4,426,963      507,050        61,398        53,556        40,167
                                  ==================================================================================

         Of the above notes payable of $4,316,783, the default situation is as follows:

                         Notes Payable                                  06/30/05                   12/31/04
                                                                  --------------------     ------------------------
    In default                                                    $          4,289,783     $              4,338,899
    Current                                                                     27,000                      242,000
                                                                  --------------------     ------------------------

    Total Notes Payable                                           $          4,316,783     $              4,580,899
                                                                  ====================     ========================


Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2005 was $14.2 million. Additionally, at June 30, 2005, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of
approximately   $2.7   million)  and  has  defaulted  on  several  of  its  debt
obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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



Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2005, there are no material gains or losses requiring separate disclosure.


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

      In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month,
(ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. Mr. Weber is the President and a Director of GIS and a member of CW International. As of August 12, 2005, the note is in default but the Company has made all interest payments.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model); (iii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is in default. As of August 12, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

      In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, unsecured, with principal and interest due on June 1, 2002 was amended by the parties. Pursuant to the amendment Robert Farias waived any defaults on the note and the note was amended as follows: once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, sixteen percent (16%) of any remaining amounts from the final $91,500 installment payment on the $500,000 note shall be applied to the $84,000 note. Thereafter, the Company or, at the Company's option, Now Solutions, shall continue to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. In an amendment between the parties in March 2003, the interest rate was increased from 8% to 12% and accrued from the date the note was issued in exchange for extending the note. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. This note is in default.

      In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties. In connection with the amendment, the Company and Robert Farias also amended the $181,583 note issued to Mr. Farias on October 17, 2002. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) 50% of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply:
(i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The $280,000 note is also secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is in default.

      In February 2004, the note payable in the amount of $181,583 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. In connection with the amendment, the Company and Mr. Farias also amended the $280,000 note issued to Mr. Farias on October 31, 2001. Pursuant to the amendment, any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) 50% of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company does not pay the amounts in a timely manner, all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, Enfacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and $181,583 notes if the Company is not current in its payments. The note is also secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is in default.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

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

      In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of August 12, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions.

      In January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International's efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

      In May 2005, Now Solutions and Robert Farias entered into an agreement whereby Mr. Farias' consulting and design specification services. Pursuant to this agreement, Mr. Farias shall receive an hourly fee and 2% of all sales of the Now Solutions' products specifically designed and sold within the context of the agreement up to the earlier of either (a) four (4) years after the execution of this Agreement or (b) Contractor's receipt of one million dollars ($1,000,000) in commissions. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.



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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2005 and 2004, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For the six months ended June 30, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company. During the six months ended June 30, 2005, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off by December 31, 2004.

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

      New Accounting Pronouncements Not Yet Adopted

      In December 2004, the FASB announced that SFAS No. 123R (revised  December
2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after December 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

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

      We Have  Historically  Incurred  Losses And May  Continue  To Do So In The
      Future

      We have historically incurred losses. In the six months ended June 30, 2005 and the year ended December 31, 2004, the Company had net losses applicable to common shareholders of $1,057,830 and $5,302,210, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2005 was $14.2 million. Additionally, at June 30, 2005, the Company had negative working capital of approximately $11.8 million (although it includes deferred revenue of
approximately   $2.7   million)  and  has  defaulted  on  several  of  its  debt
obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      We had a working capital deficit of approximately $11.8 million at June 30, 2005, which means that our current liabilities exceeded our current assets by approximately $11.8 million (although it includes deferred revenue of approximately $2.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, regarding issues related to Now Solutions. The settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now
Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to
Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas, which is still pending. A hearing is set for late August, 2005.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was deined over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In April 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into, 2,500,000 shares of common stock of the Company.

      In May 2005, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to Grant Consultants of America ("GCA") in connection with an agreement in October 2004 between GIS and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled.

      In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L & R Consultants in connection with a consulting agreement between the Company and L & R Consultants to provide services in securing a loan for Now Solutions. In the event that L & R Consultants does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled.

      In May 2005, the Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to a third party lender and three year warrants to purchase 1,200,000 shares of the Company common stock at an exercise price of $0.003 per share were cancelled by the lender. These transactions were made in connection with an agreement between the parties amending the terms of a $50,000 note issued to the lender in June 2002.

      In May 2005, the Company agreed to issue 600,000 unregistered shares of common stock of the Company (at a fair market value of $6,000) that will vest over three years in connection with an employment agreement between Now Solutions and an employee to be a Sales Manager for Now Solutions in the United States.

      In June 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,500,000 shares of the Company's common stock.

      In June 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      In July 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      In August 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,083,333 shares of the Company's common stock.

      In August 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 2,500,000 shares of the Company's common stock.

      During the period of July 1, 2005 to August 12, 2005, warrants to purchase 2,227,777 shares of common stock of the Company at a price of $ 0.015 to $0.35 per share expired.

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



ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

      The $5.5 million secured promissory note, bearing interest at 9% per annum, issued by Now Solutions to Coast and purchased by WAMCO, as amended in June 2004, is currently delinquent. The security interest of Now Solutions' assets on the secured promissory note is senior to Now Solutions' present indebtedness to Arglen and Robert Farias. For the months of May, June, July and August 2005, the Company has paid the bank $60,000 of principal and interest per month at an interest rate of 11% without prejudice subject to final negotiation with WAMCO. Now Solutions has made all interest payments as of August 12, 2005 but it is $642,655 delinquent in principle payments. The note is in default.

      The non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
issued by the Company and Now Solutions to Arglen in connection with the settlement of litigation and the purchase by the Company of Arglen's interest in Now Solutions is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court. The Company and Now Solutions owe interest and legal fees in addition to the principal outstanding on the note. The Company has filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas, which is still pending. A hearing is set for late August, 2005.

      The interest bearing secured promissory note in the amount of $500,000 providing for payments of $91,500 beginning in October 2004, issued by Now Solutions to Mr. Farias in connection with the loan to Now Solutions is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. As of August 12, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

      The $84,000 promissory note, bearing interest at 12% per annum, as amended, issued by Enfacet, Inc. to Robert Farias in June 2001 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, and Arglen and the Robert Farias $500,000 promissory note. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

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

      The $280,000 promissory note, bearing interest at 12% per annum and issued to Robert Farias on October 31, 2001, as amended by the parties, is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. The note is also secured by SiteFlash technology owned by the Company. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

      The $181,583 promissory note, bearing interest at 12% per annum, as amended, issued by the Company to Robert Farias in October 2003 is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO, Arglen, the Robert Farias $500,000 promissory note, and the $84,000, $350,000, and $90,000 promissory notes. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is also secured by 10,450,000 shares of the Company's common stock that are owned by MRC to cover any shortfall. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

      In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, LP ("Cornell"), whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and contained a placement fee of $10,000, payable to the third-party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of August 12, 2005, no debentures have been converted.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a)   Exhibits

Exhibit No.      Description                                              Location
-----------      -----------                                              --------
31.1             Certification of Chief Executive Officer Pursuant to     Provided herewith
                 Section 302 of the Sarbanes-Oxley Act of 2002, dated
                 August 12, 2005

31.2             Certification of Chief Financial Officer Pursuant to     Provided herewith
                 Section 302 of the Sarbanes-Oxley Act of 2002, dated
                 August 12, 2005


32.1             Certification of Chief Executive Officer Pursuant to     Provided herewith
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated
                 August 12, 2005

32.2             Certification of Chief Financial Officer Pursuant to     Provided herewith
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated
                 August 12, 2005

-------------------------------------------------------------------------------------------

      (b)   Reports on Form 8-K:


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

Date:  August 12, 2005
                                 VERTICAL COMPUTER SYSTEMS, INC.




                                 By:      /s/ Richard Wade
                                          -------------------------
                                          Richard Wade
                                          President and Chief Executive Officer





                                 By:      /s/ Sheri Pantermuehl
                                          -------------------------
                                          Sheri Pantermuehl
                                          Chief Financial Officer