Form 10QSB
period 2005-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2005-11-14
CIK 1099509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

               For the quarterly period ended September 30, 2005.

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

         (1) Yes |X| No |_|                        (2) Yes |X| No |_|

      As of November 11, 2005, the issuer had 914,443,032 shares of common stock, par value $.00001 per share, issued and outstanding.

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).            Yes |_| No |X|

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: No

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION                                                Page

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet (unaudited) as of
           September 30, 2005                                                  3

           Condensed Consolidated Statements of Operations (unaudited)
           for the Three and Nine months ended September 30, 2005 and 2004     5

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Nine months ended September 30, 2005 and 2004               6

           Notes to Condensed Consolidated Financial Statements                8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          22

  Item 3.  Controls and Procedures                                            34

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  35

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        37

  Item 3.  Defaults Under Senior Securities                                   39

  Item 4.  Submission of Matters To A Vote Of Security Holders                40

  Item 5.  Other Information                                                  40

  Item 6.  Exhibits and Reports on Form 8-K                                   40

  Signatures                                                                  42

  Certifications                                                              43

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                               September 30,     December 31,
                                                                                   2005              2004
                                                                               -------------    -------------
Assets                                                                          (Unaudited)
Current Assets
     Cash                                                                      $     154,375    $     330,780
     Securities available for sale                                                     2,760            9,128
     Accounts receivable, net of allowance for bad debts of
     $152,980 and $137,473                                                           779,483        1,325,114
     Other receivable                                                                 75,085           75,085
     Employee receivables                                                             38,863           17,138
     Prepaid expenses and other assets                                                49,434           23,789
                                                                               -------------    -------------

Total Current Assets                                                               1,100,000        1,781,034

Property and equipment, net of accumulated depreciation                               74,929           82,824
Other intangibles, net                                                               346,968          944,298
Deposits and other                                                                    10,372           10,373
                                                                               -------------    -------------

Total Assets                                                                   $   1,532,269    $   2,818,529
                                                                               -------------    -------------

Liabilities and Stockholder's Equity/ (Deficit)

Current Liabilities
     Accounts payable and accrued liabilities                                  $   6,418,312    $   6,078,310
     Deferred revenue                                                              2,440,831        2,679,484
     Accrued income taxes                                                             18,000           18,000
     Current portion - convertible debenture                                          40,000           40,000
     Current portion-notes payable                                                 4,164,101        4,580,899
                                                                               -------------    -------------

Total Current Liabilities                                                         13,081,243       13,396,693

     Convertible debenture                                                           300,000          390,000
     Accrued dividends                                                             2,763,712        2,313,712
                                                                               -------------    -------------

Total Liabilities                                                              $  16,144,955    $  16,100,405
                                                                               -------------    -------------

See accompanying notes to the condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

(Continued from previous page)

                                                                               September 30,     December 31,
                                                                                   2005              2004
                                                                               -------------    -------------
                                                                                (Unaudited)
Minority interest                                                                         --               --

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative  Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares issued and outstanding                      50               50

     Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
     Shares authorized; 7,200 shares issued and outstanding                           45,000           45,000

     Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
     shares authorized; 50,000 shares issued and outstanding                         350,000          350,000

     Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
     Shares authorized; 25,000 shares issued and outstanding                         156,250          156,250

     Common Stock; $.00001 par value; 1,000,000,000 shares authorized
     903,093,032 and 867,768,895 issued and outstanding                                9,031            8,678

     Additional paid-in-capital                                                   27,648,611       27,385,191

     Accumulated deficit                                                         (42,952,221)     (41,367,483)

     Accumulated other comprehensive income                                          130,593          140,438
                                                                               -------------    -------------

Total Stockholders' deficit                                                      (14,612,686)     (13,281,876)
                                                                               -------------    -------------

Total liabilities and stockholders' deficit                                    $   1,532,269    $   2,818,529
                                                                               =============    =============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations
(Unaudited)

                                                 Three months ended September 30,    Nine Months ended September 30,
                                                     2005              2004              2005              2004
                                                 -------------     -------------     -------------     -------------
Revenues
     Licensing and maintenance                   $   1,215,573     $   1,321,251     $   3,837,225     $   3,967,991
     Consulting Services                               326,070           140,848           923,788           568,929
     Other                                              43,425            33,552           129,619           100,464
                                                 -------------     -------------     -------------     -------------
Total Revenues                                       1,585,068         1,495,651         4,890,632         4,637,384

Selling , general and administrative expenses        1,884,404         1,785,454         5,708,024         6,967,102

Goodwill Impairment                                         --                --                --         1,760,000
                                                 -------------     -------------     -------------     -------------
Operating loss                                        (299,335)         (289,804)         (817,393)       (4,089,718)

Interest income                                          1,475               619             3,365             1,851

Interest expense                                       (79,047)         (118,270)         (320,709)         (361,005)
                                                 -------------     -------------     -------------     -------------
Net loss                                              (376,908)         (407,455)       (1,134,737)       (4,448,873)
                                                 -------------     -------------     -------------     -------------
Dividend applicable to preferred stock                (150,000)         (150,000)         (450,000)         (450,000)

Net loss applicable to common stockholders'      $    (526,908)    $    (557,455)    $  (1,584,737)    $  (4,898,873)
                                                 -------------     -------------     -------------     -------------
Basic and diluted loss per share                 $          (0)    $          (0)    $          (0)    $          (0)
                                                 -------------     -------------     -------------     -------------

Basic and diluted weighted average                 889,333,976       859,242,188       879,388,872       849,435,463
  of common shares outstanding

Comprehensive loss and its components
  consist of the following:

     Net loss                                    $    (376,908)    $    (407,455)    $  (1,134,737)    $  (4,448,873)
     Unrealized gain (loss) on securities
     available for sale                                     --                --            (6,368)               --
     Translation adjustments                           (13,425)          (20,452)            3,476            23,286
                                                 -------------     -------------     -------------     -------------
     Comprehensive loss                          $    (390,333)    $    (427,907)    $  (1,137,629)    $  (4,425,587)
                                                 =============     =============     =============     =============

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows

                                                                               Nine months ended September 30
                                                                                   2005              2004
                                                                               -------------    -------------
                                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities

     Net loss                                                                  $  (1,134,737)   $  (4,448,873)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                                   646,414          967,194
     Goodwill Impairment                                                                  --        1,760,000
     Write-off of MedData Solutions Investment                                            --          135,000
     Non employee stock compensation                                                 167,773          675,092
     Employee stock compensation expense                                               6,000           83,494
     Allowance for bad debts                                                          15,507            8,969
     Changes in operating assets and liabilities:
     Accounts receivable                                                             530,124          359,415
     Receivable from officers and employees                                          (21,725)          (8,569)
     Prepaid expenses                                                                (25,645)         171,921
     Accounts payable and accrued liabilities                                        340,002          569,183
     Deferred Revenue                                                               (238,654)        (211,444)
                                                                               -------------    -------------

Net cash provided by operating activities:                                           285,059           61,382

Cash flow from investing activities:
     Acquisition of minority interest in Now Solutions                                    --         (877,000)
     Purchase of equipment                                                           (41,189)         (30,459)
                                                                               -------------    -------------

Net cash used in investing activities                                                (41,189)        (907,459)

See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows (Continued)

                                                                               Nine months ended September 30
                                                                                   2005             2004
                                                                               -------------    -------------
                                                                                (Unaudited)      (Unaudited)
Cash flow from financing activities:
     Payment of convertible debentures                                                    --          (10,000)
     Payment of Note Payable                                                        (416,798)        (644,083)
     Proceeds from issuance of Notes Payable                                              --          500,000
     Proceeds from issuance of Notes Payable                                              --          102,655
                                                                               -------------    -------------

Net cash used in financing activities                                               (416,798)         (51,428)

Effect of changes in exchange rates on cash                                           (3,477)         (23,286)
                                                                               -------------    -------------

Net decrease in cash and cash equivalents,                                          (176,406)        (920,791)
Cash and cash equivalents, beginning of period                                       330,780          962,454
                                                                               -------------    -------------
Cash and cash equivalents, end of period                                       $     154,375    $      41,663
                                                                               =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period:
       Interest                                                                $     118,443    $     145,395
                                                                               =============    =============
     Non-cash investing and financing activities:
       Common stock and debt issued for acquisitions                           $          --    $   1,018,000
                                                                               =============    =============
       Conversion of convertible debentures                                    $      90,000    $          --
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

      Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2005 was $14.6 million. Additionally, at September 30, 2005, the Company had negative working capital of approximately $12 million (although it includes deferred revenue of approximately $2.4 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Common and Preferred Stock Transactions

      In January 2005, warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) that were issued to Grant Consultants of America ("GCA") were automatically cancelled pursuant to the terms of the agreement. These warrants were issued in connection with an October 2004 consulting agreement between the Company's subsidiary, Government Internet Systems, Inc. ("GIS") and GCA.

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

      In May 2005, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to Grant Consultants of America ("GCA") in connection with an agreement in October 2004 between Government Internet Systems, Inc. and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled. the Company entered into an agreement with GCA whereby these warrants were cancelled and the Company agreed to issue five-year warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.0165 per share provided that GCA procures two government contracts acceptable to the Company.

      In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L & R Consultants in connection with a consulting agreement between the Company and L & R Consultants to provide services in securing a loan for Now Solutions. In the event that L & R Consultants does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

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

      In August 2005, an employee purchased 1,000,000 common shares of the Company pursuant to a warrant to purchase up to 1,000,000 shares at a price of $0.005 per share. The purchase price of the shares was offset against unpaid monies owed to the employee. The fair market value of the shares on the date of issuance was $7,000.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 4,166,667shares of the Company's common stock.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 6,250,000 shares of the Company's common stock.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 3,333,333 shares of the Company's common stock.

      During the nine months ended September 30, 2005, warrants to purchase 23,854,980 shares of common stock of the Company at a price of $0.004 to $0.35 per share expired or were cancelled.

Note 3 - Notes Payable

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
The $5.5 million note payable, issued by Now Solutions to Coast Business Credit
("Coast") and purchased by WAMCO 32, Ltd. ("WAMCO") was amended in June 2004.
Pursuant to the amendment, the interest was changed to 9% per annum and the
$1,304,766 outstanding principal balance shall be payable as follows: (a)
$91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that
Now Solutions has achieved revenues of $7.5 million and earnings before interest, taxes, depreciation & amortization ("EBITDA") of not less than
$2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. For the months of May, June, July and August 2005, the Company has paid the bank $60,000 of principal and interest per month at an interest rate of 11% without prejudice subject to final negotiation with WAMCO. Now Solutions has made all interest payments as of
November 11, 2005. As of November 11, 2005, Now Solutions owed $865,303 of which
$637,094 is delinquent. The note is in default.                                   $   865,303    $ 1,190,601

Note payable to Ross Systems, Inc. ("Ross") issued by Now Solutions in the amount of $1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), payments of $250,000 and $750,000 to be due in February 2002 and 2003,
respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross in terms of the agreement between Now Solutions and Ross. See also Note 4 for information
concerning the legal proceedings between the Company, Now Solutions and Ross.         750,000        750,000

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $27,558 to a law firm, a related party, bearing interest at 6% per annum, unsecured, principal and interest due at January 2002.
The note is in default. In January 2005, Parker, Mills, and Patel ("PMP") filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of
$23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In
April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement.
Pursuant to the terms of the settlement, the Company issued a promissory note to
PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months.
In connection with the settlement, the lawsuit was dismissed.                          23,974         23,974

Note payable in the amount of $31,859 to a third-party lender, bearing interest
at an amount to be negotiated, principal and interest due on demand.                   31,859         31,859

Note payable in the amount of $27,000 to a third-party, payable upon demand.           27,000         27,000

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
The note has been in default since February 1, 2004.                                  167,141        167,141

Note payable in the amount of $50,000 to a third-party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the
Company agreed to commence monthly payments to the lender of $2,500 in June
2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender's reasonable attorney's fees. In connection with the agreement the
Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase 1,200,000 shares of the
Company common stock were cancelled by the lender. The Company is currently in
default of the Agreement for the August, September, and October payments.              42,180         47,180

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of $0.004 per share. The note has been in default
since April 1, 2003.                                                                   50,000         50,000

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir Corporation ("Mountain Reservoir"),
controlled by W5 Family Trust, of which Richard Wade, the President and CEO of the Company, is trustee, due in December 2002. In March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest payments shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The
note has been in default since April 1, 2003.                                          12,583         12,583

Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003. Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest was due on the day the principal is paid in full. In exchange for the extensions, the interest rate will accrue at the rate of 12% from the date the note was issued.
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on
October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The $280,000 note is also secured by SiteFlash technology owned by the Company. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is
in default.                                                                           237,626        237,626

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum, payable as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5,
2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued; each had outstanding balance of $100,000 at December 31,
2001. In February 2004, the Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr.
Farias on October 17, 2002. Any default on these notes was waived, and the
Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%)
of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company does not pay the amounts in a timely manner, then all amounts still owing under these notes will be considered in default and the following shall apply: (i) all such remaining amounts will be added to the secured loan amounts and will be subject to the security interest and pledge agreements under the
$84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note will be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions receives due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to
Mr. Farias on February 13, 2004 has been paid in full toward the $280,000 and
$181,583 notes if the Company is not current in its payments. The note is secured by 10,450,000 shares of the Company's common stock that are owned by
Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the
Company, is the trustee of the W5 Family Trust. Robert Farias is a director of
Now Solutions, a wholly-owned subsidiary of the Company. The note is in default.      108,034        108,034

The Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this note and the $100,000, $40,000, and $50,000 notes issued to Victor Weber and $25,000 in expense paid by Weber on behalf of the
Company that were included in trade accounts payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber were cancelled. Mr. Weber is the President and a Director of GIS
and a member of CW International. The note is in default.                             215,000        215,000

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28,
2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the $500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert
Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to
WAMCO, Arglen, and Robert Farias in connection with the $500,000 note. This note
is in default.                                                                        350,000        350,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company's subsidiary,
EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003. The note is in default.                                     25,000         25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                    11,000         11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                    11,000         11,000

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002. EnFacet has been in default since December 31, 2002.                     10,000         10,000

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
The note is in default.                                                                84,000         84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003. This note is in default.                        7,365          7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note
is in default.                                                                         23,030         23,030

Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28,
2004. This note is in default. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes will be payable as follows: Once the Company's subsidiary, Now Solutions, has paid off the entire balance due under the
$500,000 Note issued by Now Solutions to Farias on February 13, 2004, 84% of any
remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, shall be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the
Company shall continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes have been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note will be junior to Now Solutions' present indebtedness to WAMCO, Arglen, and Robert
Farias in connection with the $500,000 note. This note is in default.                  90,000         90,000

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $60,000 issued by GIS to a third-party dated
November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. This note is in default.        60,006         60,006

Note Payable in the amount of $40,000 issued by GIS to a third-party dated
November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. $5,000 of this note was
not funded until January 2004. This note is in default.                                40,000         40,000

Note Payable in the amount of $500,000 issued by Now Solutions, the Company's wholly-owned subsidiary to Robert Farias. This note is secured by Now Solutions'
assets. In addition Farias is entitled to a 5% royalty on any sales by Now
Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning
April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation
Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation
Model); (iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation
Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to
"piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. The note is in default. As of
November 11, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against
Now Solutions for the repayment of junior debt. Robert Farias is a director of
Now Solutions, a wholly-owned subsidiary of the Company.                              317,000        408,500

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10%
with principal and interest due on demand. Mr. Salz is the Company's corporate
counsel.                                                                                5,000              -

Note Payable in the amount of $600,000 issued to Arglen by the Company pursuant to the Company's acquisition of Arglen's 35% interest in Now Solutions. The
Company's purchase of Arglen's interest resulted in the Company recognizing
$1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April
2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign
Judgment in Tarrant County, Texas. In August 2005, Company entered into an agreement with Arglen allowing payout terms to the Company (the "Payout
Agreement") and pursuant to which the Company agreed to enter into an Agreed
Judgment for the Foreign Judgment in Tarrant County, Texas (the "Agreed
Judgment"). The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign
Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the "2003 Settlement"). Pursuant to the terms of the
Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003
Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and
Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to
WAMCO. For additional details, See Note 4, Litigation.                                600,000        600,000
                                                                                  -----------    -----------

                                                             Total notes payable    4,164,101      4,580,899
                                                             Current maturities    (4,164,101)    (4,580,899)
                                                                                  -----------    -----------

                                                                                  ---------------------------
                                                                                   September     December 31,
                                                                                    30, 2005         2004
                                                                                  -----------    ------------
                                            Long-Term portion of notes payable    $         -    $         -
                                                                                  -----------    -----------

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

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

      In January 2005, PMP filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed.

      In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also, the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

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

Note 6 - Stock Options & Warrants

                                                            Non-                          Weighted
                                         Incentive       Statutory                         Average
                                           Stock           Stock                          Exercise
                                          Options         Options        Warrants           Price
                                        ----------------------------------------------------------
Outstanding at 12/31/04                  4,000,000              --      84,932,758            0.92
                                        ==========================================================
Options/Warrants granted with an
exercise price of $0.01 to $0.03                --              --       4,500,000           0.016

Options/Warrants exercised                      --              --       1,000,000           0.005

Options/Warrants expired/cancelled              --              --      26,854,980           0.087
                                        ----------------------------------------------------------

Outstanding at 9/30/05                   4,000,000              --      61,577,778           0.039

Information relating to stock options/warrants as of September 30, 2005, summarized by exercise price, is as follows:

                                         Warrants/Options Outstanding                   Exercisable
                                 --------------------------------------------------------------------------
                                                  Weighted
                                                   Average        Weighted                        Weighted
                                                  Remaining        Average                         Average
                                   Number        Contractual      Exercise        Number          Exercise
    Exercise Price Per Share     Outstanding    Life (Months)      Price        Exercisable        Price
-----------------------------------------------------------------------------------------------------------
    Incentive Stock Options
              $0.01 - $0.09       4,000,000           43.88      $    0.013              --      $       --
                                 --------------------------------------------------------------------------

                                  4,000,000           43.88      $    0.013              --      $       --
                                 ==========================================================================

Non-statutory Stock Options
              $0.01 - $0.09              --              --      $       --              --      $       --
                                 --------------------------------------------------------------------------

                                         --              --      $       --              --      $       --
                                 ==========================================================================

                   Warrants
            $0.003 - $0.100      61,327,778           22.00      $    0.039      61,327,778      $    0.039
            $0.100 - $0.350         250,000            0.77           0.160         250,000           0.160
                                 --------------------------------------------------------------------------

                                 61,577,778           21.91      $    0.039      61,577,778      $    0.039
                                 ==========================================================================

                                 --------------------------------------------------------------------------

                Grand total      61,577,778           23.35      $   0.0377      61,577,778      $    0.039
                                 ==========================================================================

The range of assumptions used in the Black-Scholes Option Valuation Model in 2005 and 2004 were as follows

                                               September 30,        December 31,
                                                   2005                 2004
                                               ---------------------------------
Discount rate - bond yield rate                          --         2.98 - 3.90%
Volatility                                               --         226 - 270.1%
Expected life                                            --           five-years

Expected dividend yield                                  --                  --

Note 7 - Subsequent Events

      In October, 2005, the Company entered into an agreement with an inventor, whereby the inventor agreed to exclusively assist the Company in the contemplated licensing and enforcement of United States Patent No. 6,826,744. In exchange, the Company issued 1,500,000 shares of common stock of the Company and agreed to pay a royalty fee of two percent to the inventor, less any legal fees and direct costs.

      In October 2005, the Company issued 4,500,000 unregistered shares of restricted stock to employees of Now Solutions. The shares were issued pursuant to restricted stock agreements executed between the Company and Now Solutions' employees and provide for the stock to vest over three years in equal installments at the anniversary date of the agreement. The fair market value of all stock issued pursuant to these agreements was $18,000.

      In October 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 6,250,000 shares of the Company's common stock.

      In October 2005, the Company received a notice of conversion to convert $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 into 4,347,826 shares of the Company's common stock.

      In October 2005, the Company and PMP entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed.

      During the period of October 1 to November 11, 2005, warrants to purchase 7,822,223 shares of common stock of the Company at a price of $ 0.075 to $0.16 per share expired or were cancelled.

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

      The Company's current products address the following market segments:

      MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
      -----------------------------------------------------------------------------------------------------------------
      Human Resources and Payroll                  emPath 6.3          Now Solutions        Now Solutions
      Large Corporations and Universities          SiteFlash           Vertical Computer    Vertical Computer
      Government Sector- Emergency Response        ResponseFlash       Vertical Computer    GIS
      Publishing Content                           NewsFlash           Vertical Computer    EnFacet
      Emily XML Scripting Language                 Emily               Vertical Computer    Vertical Internet Solutions

Results of Operations

      Three And Nine Month Periods Ended September 30, 2005 Compared To The Three And Nine Months Ended September 30, 2004

      Total Revenues. The Company had total revenues of $1,585,068, and $1,495,651 in the three months ended September 30, 2005 and 2004, respectively. The increase in total revenue was $89,417 for the three months ended September 30, 2005 representing a 6% increase compared to the total revenue for the three months ended September 30, 2004. Of the $1,585,068 in the three months ended September 30, 2005 and the $1,495,651 in the three months ended September 30, 2004, $1,582,022 and $1,479,886, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended September 30, 2005 decreased by $105,678 from the same period in the prior year, representing a 8% decrease, due a decrease in new software licensing by Now Solutions. This decrease was partially offset by an increase in maintenance fees by Now Solutions. Consulting revenue in the three months ended September 30, 2005, increased by $185,222 from the same period in the prior year, which represented a 131.5% increase, due to implementing new software sold in the second half of 2004 and to customers requesting more customizations of their software compared to 2004. Other revenue in the three months ended September 30, 2005 increased by $9,873 from the same period in the prior year, which represented a 29% increase.

      The Company had total revenues of $4,890,632 and $4,637,384 in the nine months ended September 30, 2005 and 2004, respectively. The increase in total revenue was $253,248 for the nine months ended September 30, 2005 representing a 5.5% increase compared to the total revenue for the nine months ended September 30, 2004. Of the $4,890,632 in the nine months ended September 30, 2005 and the $4,637,384 in the nine months ended September 30, 2004, $4,855,718 and $4,524,137, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the nine months ended September 30, 2005 decreased by $130,766 from the same period in the prior year, representing a 3.3% decrease, due to no licensing by the Company of its SiteFlash and ResponseFlash technology in 2005 compared to $88,095 of licensing by the Company in the second quarter of 2004. Also, Now Solutions software license revenue decreased by $89,722 in the first nine months of 2005 compared to the first nine months of 2004. This decrease was partially offset by an increase in maintenance fees by Now Solutions. Consulting revenue in the nine months ended September 30, 2005 increased by $354,859, from the same period in the prior year, which represented a 62.4% increase, due to implementing new software sold in the second half of 2004 and to customers requesting more customizations of their software compared to 2004. Other revenue in the nine months ended September 30, 2005 increased by $29,155 from the same period in the prior year, which represented a 29% increase.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,884,404 and $1,785,454 for the three months ended September 30, 2005 and 2004, respectively. The total operating expenses in the three months ended September 30, 2005 increased by $98,950 compared to the operating expenses in the three months ended September 30, 2004, representing a 5.5% increase. Of the $1,884,404 in the three months ended September 30, 2005 and the $1,785,454 in the three months ended September 30, 2004, Now Solutions accounted for $1,741,682 and $1,467,764, respectively. The increase of $98,950 was primarily attributable to an increase in legal fees, including $51,500 of Arglen's legal fees that the Company agreed to pay in a settlement of outstanding amounts owed to Arglen, and increases in direct selling expenses as the result of hiring additional sales personnel for Now Solutions.

      The Company had selling, general and administrative expenses of $5,708,024 and $6,967,102 in the nine months ended September 30, 2005 and 2004, respectively. The total operating expenses in the nine months ended September 30, 2005 decreased by $1,259,078 compared to the operating expenses in the nine months ended September 30, 2004, representing an 18.1% decrease. Of the $5,708,024 in the nine months ended September 30, 2005 and the $6,967,102 in the nine months ended September 30, 2004, Now Solutions accounted for $4,788,150 and $4,918,026, respectively. The $1,259,078 decrease was primarily attributable to no fees for loans in 2005. In the first quarter of 2004, the Company paid fees to Robert Farias for the $500,000 note payable issued to Now Solutions and paid for various loan extensions. These fees totaled $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for nine million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004. Also, the Company reduced its payroll and related benefits, rent, insurance, depreciation and amortization costs.

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

      Operating Loss. The Company had an operating loss of $299,335 and $289,804 in the three months ended September 30, 2005 and 2004, respectively. The operating loss increased by $9,531 compared to the operating loss in the three months ended September 30, 2004, representing an increase of 3.3%. The increase was primarily attributable to an increase in operating expenses of $98,950 as described in the above paragraph (Selling, General and Administrative Expenses) and partially offset by an increase in revenues of $89,417.

      The Company had an operating loss of $817,393 and $4,089,718 in the nine months ended September 30, 2005 and 2004, respectively. The operating loss decreased by $3,272,325 compared to the operating loss in the nine months ended September 30, 2004, representing a decrease of 80%. The decrease was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,259,078 as described in the above paragraph (Selling, General and Administrative Expenses) and an increase in revenues of $253,248.

      Interest Expense. The Company had an interest expense of $79,047 and $118,270 for the three months ended September 30, 2005 and 2004, respectively. Interest expense decreased in 2005 by $39,223, representing a decrease of 33.2%, compared to the three months ended September 30, 2004. The decrease was the result of reducing the amount of interest expense accrued for Arglen as a result of a settlement reached with Arglen on the outstanding amounts owed to Arglen and reductions in Now Solutions' WAMCO 32 and Farias notes.

      The Company had an interest expense of $320,709 and $361,005 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense decreased in 2005 by $40,297, representing a decrease of 11.2%, compared to the nine months ended September 30, 2004. The decrease was the result of reducing the amount of interest expense accrued for Arglen as a result of a settlement reached with Arglen on the outstanding amounts owed to Arglen and reductions in Now Solutions' WAMCO 32 and Farias notes.

      Net Loss. The Company had a net loss of $376,908 and $407,455 for the three months ended September 30, 2005 and 2004, respectively. Net loss as of September 30, 2005 decreased by $30,547, representing a decrease of 7.5%. The decrease was primarily attributable to an increase in revenues of $89,417 and a decrease in interest expense of $39,223 which was partially offset by an increase in the operating expenses of $98,950 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had a net loss of $1,134,737 and $4,448,873 for the nine months ended September 30, 2005 and 2004, respectively. Net loss as of September 30, 2005 decreased by $3,314,136, representing a decrease of 74.5%. The decrease was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,259,078 as described in the above paragraph (Selling, General and Administrative Expenses), an increase in revenues of $253,248 and a decrease in interest expense of $40,296.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended September 30, 2005 and 2004, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $450,000 and $450,000 for the nine months ended September 30, 2005 and 2004, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $526,908 and $557,455 for the three months ended September 30, 2005 and 2004, respectively. Net loss attributed to common stockholders decreased by $30,547, representing a decrease of 5.5%, compared to the net loss attributed to common stockholders in the three months ended September 30, 2004. The decrease was primarily attributable to an increase in revenues of $89,417 and a decrease in interest expense of $39,223, which was partially offset by an increase in the operating expenses of $98,950 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had a net loss attributed to common stockholders of $1,584,737 and $4,898,873 for the nine months ended September 30, 2005 and 2004, respectively. Net loss attributed to common stockholders decreased by $3,314,136, representing a decrease of 67.7%, compared to the net loss attributed to common stockholders in the nine months ended September 30, 2004. The decrease of $3,314,136 was primarily attributable to no goodwill write-off, a decrease in the operating expenses of $1,259,078 as described in the above paragraph (Selling, General and Administrative Expenses), an increase in revenues of $253,248 and a decrease in interest expense of $40,296.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended September 30, 2005 and 2004, respectively. The Company had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity And Capital Resources

      At September 30, 2005, the Company had non-restricted cash-on-hand of $154,375 as compared to $41,664 at September 30, 2004.

      Net cash generated from operating activities for the nine months ended September 30, 2005 was $285,059. This positive cash flow was primarily related to a net loss of $1,134,737 adjusted by total non-cash items of $621,241 (including depreciation and amortization of $646,414, allowance for bad debt of $15,507 and expenses paid by the issuance of common stock, warrants and stock options totaling $173,773), increases in all current liabilities items of $101,348, a decrease in receivables of $508,399, and an increase in prepaid expenses of $25,645.

      Net cash used in investing activities for the nine months ended September 30, 2005 was $41,189, which consisted of the purchase of equipment and software.

      Net cash used in financing activities for the nine months ended September 30, 2005 was $416,798 with consisting of the repayment of notes payables. In addition to the repayment of $416,798 of notes payable, $90,000 of convertible debentures were converted into common stock.

      The total change in cash and cash equivalents for the nine months ended September 30, 2005 when compared to nine months ended September 30, 2004 was an increase of $744,385.

      As of the date of the filing of this Report, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans and/or renegotiating the terms of its existing debt. The Company's inability to raise such funds or renegotiate the terms of its existing will significantly jeopardize its ability to continue operations.


Contractual          Balance at                                  Due in Next Five Years
Obligations           09/30/05         2005          2006          2007          2008         2009
-----------------------------------------------------------------------------------------------------
Notes payable        $4,164,101    $4,164,101
Convertible debts       340,000        40,000       300,000
Operating lease         337,261        35,090       147,050        61,398        53,556        40,167
                     --------------------------------------------------------------------------------
Total                $4,841,362    $4,239,191    $  447,050    $   61,398    $   53,556    $   40,167
                     ================================================================================

      Of the above notes payable of $4,164,101, the default situation is as follows:

          Notes Payable                               09/30/05         12/31/04
                                                    -----------      -----------
In default                                          $ 4,132,101      $ 4,338,899
Current                                                  32,000          242,000
                                                    -----------      -----------

Total Notes Payable                                 $ 4,164,101      $ 4,580,899
                                                    ===========      ===========

Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2005 was $14.6 million. Additionally, at September 30, 2005, the Company had negative working capital of approximately $12 million (although it includes deferred revenue of approximately $2.4 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2005, there are no material gains or losses requiring separate disclosure.

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

      In January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. The interest on the $215,000 note for each month is the highest Prime Rate in effect during said month, but in no event shall the rate of interest charged on the balance due under the notes in any month be less than 8.5% per annum. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Pursuant to the terms of the amendment, the Company agreed to issue 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000), in exchange for amending the note. In connection with the amendment, since the Company did not make full payment of the note by December 31, 2004, the Company issued, in January 2005, an additional 2,000,000 unregistered shares of common stock at a fair market value of $10,000 and the note has been amended as follows: (a) the maturity date of the note shall be extended to December 31, 2005; (b) the payment terms of the note shall be amended so that, beginning in 2005, Now Solutions shall make (i) monthly interest payments for all accrued interest during the previous month,
(ii) $50,000 in principal payments which will be due the end of each quarter beginning March 31, 2005 and (iii) a final payment of all accrued interest and principal which will be due no later than December 31, 2005. In addition, Mr. Weber shall receive 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to $200,000. Mr. Weber is the President and a Director of GIS and a member of CW International. As of November 11, 2005, the note is in default but the Company has made all interest payments.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions, secured by its assets and a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note bears interest at 10% per annum and Now Solutions is required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note has been paid in full. In the event Now Solutions receives cash proceeds due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions is required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 shares of common stock at a $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at a $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model); (iii) five-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and
(v) an additional 5,000,000 shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $120,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. Robert Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company. The note is in default. As of November 11, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt.

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

      In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. As of November 11, 2005, 2,900,145 of the 4,150,145 warrants issued for consulting services for the Company and GIS expired. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions and an officer of Markquest, Inc.

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

      In August 2005, Mr. Salz made a $5,000 payment to a third party pursuant to an agreement and promissory note on the Company's behalf. Mr. Salz is the Company's corporate counsel.

      In September 2005, Now Solutions entered into a consulting agreement with Markquest, Inc. Mr. Rossetti is the CEO and a Director of GIS and Now Solutions and an officer of Markquest, Inc.

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2005 and 2004, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For the six months ended June 30, 2004, the Company determined that there was a $1,760,000 of impairment in goodwill, all of which located in the Company. During the nine months ended September 30, 2005, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off by December 31, 2004.

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

      New Accounting Pronouncements Not Yet Adopted

      In December 2004, the FASB announced that SFAS No. 123R (revised December
2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective as of the beginning of the first annual period beginning after December 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

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

      We Have Historically Incurred Losses And May Continue To Do So In The
Future

      We have historically incurred losses. In the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company had net losses applicable to common shareholders of $1,584,737 and $5,302,210, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The Company's Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2005 was $14.6 million. Additionally, at September 30, 2005, the Company had negative working capital of approximately $12 million (although it includes deferred revenue of approximately $2.4 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of approximately $12 million at September 30, 2005, which means that our current liabilities exceeded our current assets by approximately $12 million (although it includes deferred revenue of approximately $2.4 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

(B)   Changes In Internal Controls Over Financial Reporting

      In August 2005, Sheri Pantermuehl gave notice of her resignation as the Chief Financial Officer of the Company and its wholly-owned subsidiary, Now Solutions, which became effective September 2, 2005. Ms. Pantermuehl has and will continue to provide accounting services to the Company and Now Solutions, on a part-time basis, in exchange for remuneration.

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

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

      In January 2005, PMP filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed.

      In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also, the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

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

      In May 2005, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to Grant Consultants of America ("GCA") in connection with an agreement in October 2004 between GIS and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled. In October 2005, the Company entered into an agreement with GCA whereby these warrants were cancelled and the Company agreed to issue five-year warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.0165 per share provided that GCA procures two government contracts acceptable to the Company.

      In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L & R Consultants in connection with a consulting agreement between the Company and L & R Consultants to provide services in securing a loan for Now Solutions. In the event that L & R Consultants does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

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

      In August 2005, an employee purchased 1,000,000 common shares of the Company pursuant to a warrant to purchase up to 1,000,000 shares at a price of $0.005 per share. The purchase price of the shares was offset against unpaid monies owed to the employee. The fair market value of the shares on the date of issuance was $7,000.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 4,166,667shares of the Company's common stock.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 6,250,000 shares of the Company's common stock.

      In September 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 3,333,333 shares of the Company's common stock.

      During the nine months ended September 30, 2005, warrants to purchase 23,854,980 shares of common stock of the Company at a price of $0.004 to $0.35 per share expired or were cancelled.

      In October, 2005, the Company entered into an agreement with an inventor, whereby the inventor agreed to exclusively assist the Company in the contemplated licensing and enforcement of United States Patent No. 6,826,744. In exchange, the Company issued 1,500,000 shares of common stock of the Company and agreed to pay a royalty fee of two percent to the inventor, less any legal fees and direct costs.

      In October 2005, the Company issued 4,500,000 unregistered shares of restricted stock to employees of Now Solutions. The shares were issued pursuant to restricted stock agreements executed between the Company and Now Solutions' employees and provide for the stock to vest over three years in equal installments at the anniversary date of the agreement. The fair market value of all stock issued pursuant to these agreements was $18,000.

      In October 2005, $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 was converted into 6,250,000 shares of the Company's common stock.

      In October 2005, the Company received a notice of conversion to convert $10,000 of principal under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP, in April 2003 into 4,347,826 shares of the Company's common stock.

      During the period of October 1 to November 11, 2005, warrants to purchase 7,822,223 shares of common stock of the Company at a price of $ 0.075 to $0.16 per share expired or were cancelled.

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

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

      The $5.5 million secured promissory note, bearing interest at 9% per annum, issued by Now Solutions to Coast and purchased by WAMCO, as amended in June 2004, is currently delinquent. The security interest of Now Solutions' assets on the secured promissory note is senior to Now Solutions' present indebtedness to Arglen and Robert Farias. For the months of May, June, July and August 2005, the Company has paid the bank $60,000 of principal and interest per month at an interest rate of 11% without prejudice subject to final negotiation with WAMCO. Now Solutions has made all interest payments as of November 11, 2005, but owed $865,303 in principal payments of which $637,094 is delinquent. The note is in default.

      The interest bearing secured promissory note in the amount of $500,000 providing for payments of $91,500 beginning in October 2004, issued by Now Solutions to Mr. Farias in connection with the loan to Now Solutions is in default. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to WAMCO and Arglen. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. As of November 11, 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In January 2005, WAMCO notified Mr. Farias that pursuant to the subordination agreement executed between WAMCO and Mr. Farias, Mr. Farias was no longer to accept payments from or to take any collection actions against Now Solutions for the repayment of junior debt. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

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

      In April 2003, a new Equity Line of Credit Agreement was executed between the Company and Cornell Capital Partners, LP ("Cornell"), whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The Company is in default of this agreement. The Equity Line of Credit Agreement contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and contained a placement fee of $10,000, payable to the third-party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. As of November 11, 2005, no debentures have been converted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a) Exhibits

Exhibit
No.     Description                                            Location
------- ----------------------------------------------------   -----------------
31.1    Certification of Chief Executive Officer Pursuant to   Provided herewith
        Section 302 of the Sarbanes-Oxley Act of 2002, dated
        November 11, 2005

31.2    Certification of  Principal Accounting Officer         Provided herewith
        Pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002, dated November 11, 2005

32.1    Certification of Chief Executive Officer Pursuant to   Provided herewith
        Section 906 of the Sarbanes-Oxley Act of 2002, dated
        November 11, 2005

32.2    Certification of Principal Accounting Officer          Provided herewith
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2005

      (b) Reports on Form 8-K:

On August 22, 2005, Sheri Pantermuehl gave notice of her resignation as the Chief Financial Officer of the Company and Now Solutions, which became effective on September 2, 2005. Ms. Pantermuehl has and will continue to provide accounting services to the Company and Now Solutions, on a part-time basis, in exchange for remuneration.

On August 24, 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489.04, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2005

                                       VERTICAL COMPUTER SYSTEMS, INC.


                                       By: /s/ Richard Wade
                                           -------------------------------------
                                           Richard Wade
                                           President and Chief Executive Officer

                                       By: /s/ Luiz Valdetaro
                                           -------------------------------------
                                           Luiz Valdetaro
                                           Principal Accounting Officer