Form 10KSB
period 2005-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2006-04-14
CIK 1099509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                  For the fiscal year ended December 31, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                  For the transition period from _____ to _____
                            -------------------------

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

                           201 Main Street, Suite 1175
                             Fort Worth, Texas 76102
                             -----------------------
                    (Address of Principal Executive Offices)

                                 (817) 348-8717
                                 --------------
                           (Issuer's Telephone Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for fiscal year ended December 31, 2005: $6,600,219.

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: $33,584,485 based on the closing price for the common stock of $0.04 per share on April 12, 2006, as reported on the Over-the Counter Bulletin Board.

As of April 12, 2006, the issuer had 999,376,859 shares of common stock, par value $.00001, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: No

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


PART I.........................................................................2
  ITEM 1.  DESCRIPTION OF BUSINESS.............................................2
  ITEM 2.  DESCRIPTION OF PROPERTY............................................10
  ITEM 3.  LEGAL PROCEEDINGS..................................................10
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13
PART II.......................................................................14
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........14
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........21
  OFF-BALANCE SHEET ARRANGEMENTS..............................................25
  ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS...................................28
  PLEASE REFER TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE
  COMPANY AND ITS SUBSIDIARIES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005,
  WHICH ARE ATTACHED TO THIS REPORT...........................................28
  ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE........................................................28
  ITEM 8A.  CONTROLS AND PROCEDURES...........................................28
  ITEM 8B.  OTHER INFORMATION.................................................28
PART III......................................................................29
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................29
  ITEM 10.  EXECUTIVE COMPENSATION............................................31
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................37
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................43
SIGNATURES....................................................................44

    CONSOLIDATED FINANCIAL STATEMENTS

  Exhibit 31.1    Section 302 Certification by Chief Executive Officer
  Exhibit 31.2    Section 302 Certification by Principal Accounting Officer
  Exhibit 32.1    Section 906 Certification by Chief Executive Officer
  Exhibit 32.2    Section 906 Certification by Principal Accounting Officer

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

      Vertical Computer Systems, Inc. ("Vertical" or the "Company") was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly-owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, the Company acquired all the outstanding capital stock of Externet World, an Internet service provider ("ISP"), and became an operating entity. In December 1999, the Company acquired the Web technology of Emily(R) Solutions. The Emily(R) framework consists of executable programs, files, configuration data and documentation needed to create websites that communicate via Extensible Markup Language ("XML") and Hypertext Transfer Protocol ("HTTP"). In April 2000, the Company acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc., ("SFT"), a company with no operations. In connection with this acquisition, the Company issued 2,000,000 shares of common stock of the Company to the former SFT shareholders. Also in April 2000, the Company merged SFT into the Company. In connection with the merger, the outstanding shares of SFT were cancelled, the Company became the surviving entity, and the Company assumed SFT's reporting obligations under successor issuer status pursuant to Section 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

      In May 2000, the Company acquired Globalfare.com, Inc. ("Globalfare"). In April 2003, Globalfare, entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003, Globalfare entered into an agreement with Picasso Travel, Inc. ("Picasso") to provide the fulfillment requirement for the Zegato agreement. Also in May 2000, the Company paid $400,000 to acquire a 2.5% equity interest in iNetPurchasing, Inc. ("iNet"), and another $100,000 to receive a royalty on all iNet transactions for 20 years.

      In June 2000,  the Company  acquired  Pointmail.com,  Inc.  ("Pointmail").

      In October 2000, the Company agreed to provide $250,000 in funding to TranStar Systems, Inc. ("TranStar"), formerly Apollo Industries, Inc., a Nevada corporation, in exchange for a 30% equity interest. In April 2003, the Company and Mike Radlovic ("Radlovic") entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar. Pursuant to this agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of this sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock. Radlovic is currently the President, CEO, and a major shareholder of TranStar. In October 2000, in consideration for $25,000 from the Company, TranStar agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. In June 2002, Apollo Industries, Inc. changed is name to TranStar Systems, Inc. In April 2003, the Company and TranStar agreed to amend two $24,000 promissory notes bearing interest at 10% payable to the Company by TranStar, dated April 19 and May 8, 2001, as well as the royalty agreement, dated October 14, 2000. As part of the purchase by Radlovic of the Company's TranStar ownership interest, the due date for the two $24,000 notes was extended to April 5, 2006. The royalty rate in the royalty agreement dated October 2000 was increased to 3% of any transaction fees and any other revenues generated in perpetuity. In August 2004, the Company accepted an $8,000 payment from TranStar in full satisfaction of one of the $24,000 loans and the Company cancelled the note and returned 500,000 TranStar's shares held as collateral. The second $24,000 promissory note is in default. In connection with April 2003 transactions, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party.

      On February 28, 2001, the Company invested $1,000,000 to obtain a 60% majority interest in Now Solutions, LLC. ("Now Solutions"). In order to facilitate the financing process, the Company had pledged a $1,500,000 deposit as collateral pursuant to a deposit pledge agreement to guarantee the payments of the loan to finance the purchase of Human Resource Information System ("HRIS"). In March 2001, Now Solutions acquired the Renaissance CS(R) Human Resources and Payroll assets from Ross Systems, Inc. ("Ross") for $6,100,000 and financed the purchase with a $5,500,000 loan from Coast Bank. The Renaissance Payroll System, which serves small and growing businesses, was a human resources software system and used by over 150 companies in North America. In January 2004, in connection with settlement of certain disputes, the Company purchased from the largest minority owner of Now Solutions, Arglen Acquisitions LLC ("Arglen") its 35% interest in Now Solutions for $1,400,000 in the form of a note and 20,000,000 unregistered shares of common stock of the Company, subject to registration rights and a lock-up agreement, and the Company cancelled warrants to purchase 80,763,943 common shares of the Company that were issued to Arglen in connection with the Company's acquisition of its 60% majority interest in Now Solutions. The $1,400,000 was payable as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment under the note, the Company began accruing interest under the note at the rate of 10% from its inception. Arglen brought suit to enforce the terms of the note and in August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest. The Company filed a motion in the Delaware court to stay the enforcement of the judgment pending resolution of the Delaware action. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273. These shares were issued pursuant to Arglen's settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to the Company's failure to file a registration statement within 180 days from the closing date of the settlement. In March 2005, the Company issued the 5,000,000 shares to Arglen. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions from Stephen Parnes for $77,000 and 1,000,000 unregistered shares of the Company's common stock, which is subject to "piggy-back" registration rights and a lock-up agreement. In March 2004, Now Solutions, LLC was converted into a corporation named Now Solutions, Inc.

      In May 2001, the Company paid $2,500 and issued 3-year warrants to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share for exclusive licensing rights to a patent-pending fiber optics technology application created and owned by Aluizio Cruz. The U.S. Patent and Trademark Office (the "USPTO") granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004 in connection with this fiber optics technology application.

      In August 2001, the Company acquired EnFacet, Inc. ("EnFacet").

      In November 2001, the Company acquired certain assets of Adhesive Software, including the SiteFlash(TM) technology. EnFacet sold two products, NewsFlash(TM), which catered to the publishing industry and newspapers in particular, and SiteFlash(TM), an affiliation/syndication Web product). The Company continues to develop and market its other SiteFlash(TM) based products - ResponseFlash(TM), AffiliateFlash(TM), and UniversityFlash(TM). In April 2003, the Company entered into a software reseller agreement with Infotec, Inc. (`Infotec"), a Japanese systems integrator and outsourcer, to market SiteFlash's dynamic web content management product in Japan. On November 30, 2004, the USPTO granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework." This patent is the foundation of SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM), UniversityFlash(TM) and AffiliateFlash(TM) products.

      In November 2001, the Company entered into a license agreement with iNet whereby it licensed the Emily(R) software and technology for use in connection with iNet's e-procurement system in Texas, Maine and Idaho.

      In October 2002, the Company's wholly-owned subsidiary, Emily(R) Solutions, Inc., a Nevada corporation, changed its name to Government Internet Systems, Inc. ("GIS"). The Company is licensing its proprietary technology ResponseFlash(TM) for use by GIS. GIS will market and distribute ResponseFlash(TM) and other technologies to government entities of the United States.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. ("MedData") for 9,000,000 unregistered shares of common stock of the Company. MedData is a provider of Internet and Palm(R)-based software for real-time emergency medical services ("EMS") and trauma data management.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash(TM) technology to Basix1, Inc. ("Basix1") for use in Basix1's Enterprise Knowledge Gateway ("EKG") software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation of Basix1's EKG software. However, as of April 5, 2006, EKG has not been launched yet. Charles Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions and the President of Taladin, Inc. ("Taladin").

      During 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Total Care Solutions, InfraHealth, Inc. and Basix1. During 2005, the Company's subsidiary, NOW Solutions, has entered a second level partnership with IBM. The Company is refocusing its resources to capitalize on its proprietary technology through either licensing the technology to third parties or marketing the technology through subsidiaries that are funded at the subsidiary level. The Company intends to become a software developer and distributor of products through subsidiaries that will specialize in niche markets except for GIS, which will market the ResponseFlash(TM) and other products particularly those in the homeland security sector to the United States government.

       In November 2005, Taladin and Now Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath(R) for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.

      In 2006, the Company, in conjunction with NOW Solutions opened an office in Brazil to provide software development and to market the Company's software to distributors in Brazil.

      The Company's software products that are presently being sold are HRIS emPath(R) 6.3, ResponseFlash(TM), SiteFlash(TM), NewsFlash(TM), and Emily(R). Now Solutions is marketing its new Web-based human resource payroll and information system in the United States and Canadian markets as well as launching a hosted solution. The Company intends to market its other software products in the United States, either through the Company or through its subsidiaries via agreements with national distributors.


      Business Overview

      The Company is a multi-national provider of Internet core technologies, administrative software, and derivative software application products through its distribution network. The Company's primary Internet core technologies include SiteFlash(TM), ResponseFlash(TM), and the Emily(R) XML Scripting Language, which can be used to build Web services. The Company's main administrative software product is emPath(R), which is designed to handle the most complex Payroll and Human Resources challenges.

      The Company attempts to acquire and operate companies whose products, in the Company's belief, are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company's ownership interest is typically a controlling interest. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

      The Company's current products address the following market segments:

MARKET                                  PRODUCT             OWNERSHIP           LICENSEE
-------------------------------------   -----------------   -----------------   -----------------
Human Resources and Payroll             emPath(R) 6.3       Now Solutions       Now Solutions
Large Corporations and Universities     SiteFlash(TM)       Vertical Computer   Vertical Computer
Government Sector- Emergency Response   ResponseFlash(TM)   Vertical Computer   GIS
Publishing Content                      NewsFlash(TM)       Vertical Computer   EnFacet
Emily(R) XML Scripting Language         Emily(R)            Vertical Computer   VIS

      Administrative Software

      The Company's primary administrative software technology is emPath(R) 6.3, a human resources/payroll software, which is developed, marketed and maintained by its subsidiary, Now Solutions. The Company's administrative software is Web-based, meaning that it can be accessed on the Internet, and is in the final stage of being developed as an application service provider ("ASP") application. The Company believes that its administrative software services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times.

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

      The Company's primary core internet technology is SiteFlash(TM). The SiteFlash(TM) technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content. SiteFlash(TM) uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, which permits these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website. Once all of the components of the Web page are converted into "objects," they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the website. In this way, each element of a Website created using SiteFlash(TM) is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites. This separation of form, function, and content also allows for the rapid creation of affiliated Websites. This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the Web arena. The Company intends to license this patent.

      The Company offers SiteFlash(TM) as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash(TM) technology focuses on content management, e-commerce, and workflow and has led to the development of two additional software application products:
ResponseFlash(TM) and NewsFlash(TM). ResponseFlash(TM) has been installed and approved and is currently being implemented by the Metropolitan Emergency Communications Agency in Marion County, which includes Indianapolis, Indiana. NewsFlash(TM) is used by newspapers (e.g. La Opinion and Japan's Hochi), UniversityFlash(TM) is being used in higher education (e.g., California State Fullerton University), and SiteFlash is used by consulting organizations for resale (e.g., Infotec in Japan). SiteFlash(TM) architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash(TM) from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc.) framework. Initially, Government Internet Systems ("GIS"), a majority-owned subsidiary of the Company, will focus in marketing ResponseFlash(TM), a Web-based emergency communication system, in the homeland security area to all government sectors excluding the public education (i.e., schools, colleges, and universities).

      The second core Internet technology the Company has developed is the patent-pending Emily(R) XML scripting language, which is Java compatible. XML is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere.

      Business Operations And Divisions

      The Company markets SiteFlash(TM) directly. SiteFlash is a technology that provides dynamic Web content management, e-commerce and workflow. SiteFlash(TM) allows for massive affiliation/replication/syndication of content and application services and has both multi-lingual and multi-modal capabilities (meaning it is accessible through any output device, including computers, cell phones, BlackberryTM devices, pagers, and PDAs). This core product is rooted in a patented (US Patent number 6,826,744) technology that layers the web site into three distinct components - form, function and content. SiteFlash(TM) then allows an arbitrary combination of these components - which means that re-usability of code, graphical user interface ("GUI") elements and content can be increased, without significant additional programming. SiteFlash(TM) is XML-enabled and easily integrates with diverse software systems that may exist in the target environment. In addition, the Company continues to develop and market its other SiteFlash(TM) based products: ResponseFlash(TM), NewsFlash(TM), AffiliateFlash(TM), and UniversityFlash(TM). The Company intends to market ResponseFlash(TM) through its subsidiary GIS and NewsFlash(TM) through its subsidiary EnFacet.

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

      In March 2001, Now Solutions purchased the rights to HRIS and various other assets and liabilities relating to HRIS from Ross in exchange for approximately $5,100,000 in cash and a promissory note of $1,000,000.

      Now Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions has clients encompassing private businesses to governmental agencies, who typically employ 500 or more employees. Now Solutions has recently released a new version of their product offering called "emPath(R) 6.3", which handles complex human resource and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation circumstances. The Company believes that the competitive advantage of emPath(R) 6.3 is its speed of implementation through a formula-builder technology, which may increase the customer's return on investment. Now Solutions' product suite is targeted to address the needs of management in today's dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish and Chinese) and flexible software solution, without the multi-million dollar implementation budgets of the major competitors.

      The existing revenue model of Now Solutions is based upon three components: licensing fees, professional consulting services, and renewable maintenance fees. However, Now Solutions intends to offer its software on an ASP model in order to be able to service small customers, which management believes will increase the market reach of its products. When this is implemented, Now Solutions plans to collect service fees associated with this service.

      For the 12 months ended December 31, 2005, Now Solutions had approximately $3,230,000 of total assets, revenues of approximately $6,490,000 and a net loss of approximately $291,000.

      Government Internet Systems, Inc.

      The Company's 81.5% owned subsidiary, GIS, a Nevada corporation was formerly Emily(R) Solutions, Inc. The Company will license its proprietary technology, ResponseFlash(TM), to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the homeland security sector. GIS has already entered into co-marketing agreements with Basix1 and InfraHealth. The Company has completed development and installation of ResponseFlash(TM) for the Metropolitan Emergency Communications Agency, Indiana. The Company has submitted proposals to various city, county and state governments.

      For the 12 months ended December 31, 2005, GIS had no assets and no material revenue or expenses.

       Vertical Internet Solutions, Inc

      VIS., a California corporation, is a wholly-owned subsidiary of the Company formed in May 2000. The Company acquired the rights to Emily(R) Solutions Web technology in December 1999. The Emily(R) Solutions' work platform, "the Emily(R) Framework", consists of executable programs, files, configuration data and documentation needed to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily(R) Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion(R) or Microsoft FrontPage(R). The primary component of the Emily(R) Framework is Markup Language Executive ("MLE"), a programming language that runs on Windows(R), Linux and several UNIX platforms. The Emily(R) scripting language has been enabled to work on Java. In addition, the Company has also filed two patents related to Emily(R): (a) one patent application related to the Emily(R) programming language; (b) one patent application related to the Emily(R) XML Enabler Agent and Emily(R) XML Broker. The patent application for the Emily(R) XML Scripting Language was published in February 2003. Both patents are still pending. For an update of this discussion since fiscal year-end, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financial Statements. Emily(R)'s marketing is currently on hold.

      For the 12 months ended December 31, 2005, VIS had assets of approximately $326,000 and no material revenue or expenses.

      EnFacet, Inc.

      EnFacet is a software-products company that markets NewsFlash(TM). NewsFlash(TM) is based on SiteFlash(TM), which is a patented (US patent number 6,826,744) technology. NewsFlash(TM) caters to the publishing industry and newspapers in particular.

      For the 12 months ended December 31, 2005, EnFacet had no material assets, revenue of $18,000, and a net loss of approximately $79,000.

      Globalfare.com

      In May 2000, the Company acquired Globalfare. After the terrorist attacks at the World Trade Center, the Company had suspended website and travel fulfillment operations. In April 2003, Globalfare entered into a services agreement whereby Globalfare would provide fulfillment services for all leisure travel services booked through the Zegato Services Concourse, for a commission on all sales. In March 2003, Globalfare entered into an agreement with Picasso to provide the fulfillment requirement for the Zegato agreement. The interface between Picasso and Zegato became operational in November 2004.

      For the 12 months ended December 31, 2005, Globalfare.com had no assets, no revenue and no expenses.

      Pointmail.com, Inc.

      In June 2000, the Company acquired Pointmail, which owned a Web-based e-mail software, to compliment the Company's existing "ThePostmaster.Net" Internet email service. "ThePostmaster.Net" is currently inactive and the Company has no plans for "ThePostmaster.Net" at this time.

      For the 12 months ended December 31, 2005, Pointmail.com had no assets, no revenues and no expenses.

      Taladin, Inc.

       In November 2005, Taladin and Now Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath(R) for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.

      For an update of transaction concerning Taladin fiscal year-end, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financial Statements.

      For the 12 months ended December 31, 2005, Taladin had no assets, no revenue and no expenses.

      Minority Interests and Royalty Interests

      MedData Solutions, Inc.

      In February 2004, the Company purchased a 21% ownership interest in MedData from Robert Farias, who is currently a director of Now Solutions. MedData is a provider of Internet and Palm-based software for real-time EMS and trauma data management.

      Basix1, Inc.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash(TM) technology to Basix1 for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. However, as of April 5, 2006, EKG has not been launched yet. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Mr. Chuck Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions, Inc. and President of Taladin.

      iNet Purchasing, Inc.

      In April 2000, the Company acquired a 2.5% minority interest in iNet and is entitled to a royalty on all iNet transactions for up to 40 years. iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, the Company entered into a license agreement with iNet, where the Emily(R) software and technology were licensed for use in connection with iNet's e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. In April 2005, iNet Purchasing was acquired by SicommNet. The Company is entitled to retain the entire $495 sales price for sales to any vendors, although no royalties have been received from iNet as of April 5, 2006.

      As of December 31, 2005, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2005.

      TranStar Systems, Inc.

       TranStar, formerly Apollo, is based in Claremont, California. TranStar is a systems integrator and consulting firm that is establishing an e-business platform focused on multiple-application smart card based solutions for credit, debit and other high volume informational transactions with a large customer base. The Company is entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity.

      As of December 31, 2005, the investment in notes receivable and all of the advances paid to TranStar for royalties have been fully reserved. No royalties have been received from TranStar as of April 5, 2006.

      Software Distributors and Strategic Marketing Alliances

      Infotec, Inc. In April 2003, the Company and Infotec, a Japanese corporation, entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for the Company's SiteFlash software in the territory of Japan and pay the Company a fee on all sales and maintenance fees.

      During 2004, the Company, GIS and Now Solutions entered into marketing agreements with Total Care Technologies, Basix1, and InfraHealth, Inc. During 2005, the Company's subsidiary, Now Solutions., has entered a second level partnership with IBM. The Company has also retained consultants to advise the Company regarding the government sector.

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

      Strategic Overview

      The Company believes that each of Vertical's business units has distinct marketing advantages for the niche markets they serve. The Company plans to find national and regional marketers and international resellers such as Infotec, who can commercially exploit the Company's products in these niche markets. By utilizing the strategic advantages each individual business unit possesses, the Company plans to leverage its strengths and exploit the network of customers, vendors, and support agencies that the Company has built. The Company has three business units in North America (Now Solutions, GIS, Globalfare) that focus either in a selective targeted market like GIS does for the federal governmental market with ResponseFlash(TM) or with marketing a best-of-breed software product to all potential markets such as Now Solutions. The Company currently seeks to use a combination of direct marketing and strategic partnerships to commercially exploit its products derived from SiteFlash(TM), namely NewsFlash(TM), UniversityFlash(TM), and AffiliateFlash(TM). In this way, the Company hopes to define the best potential markets for its SiteFlash(TM) products, and then license the product to one of the Company's subsidiaries to exploit. At this time, the Company has placed both its Emily(R) software and international bridge network on hold while it concentrates on these immediate opportunities within its existing business units.

      One of the Company's strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that compliment its business units. The existing strategy with potential co-marketing partners is to segregate the co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for their particularly target market. For example, Basix1 and InfraHealth have separate agreements with Now Solutions, GIS and the Company. Additionally, the business units will enter into agreements with each other where the opportunity exists to cross-promote/market their products. For example, GIS will promote Now Solutions' products to federal governmental agencies.

      The Company believes it possesses certain competitive advantages because of its proprietary software, including the patent for SiteFlash(TM). The Company is exploring various opportunities to exploit the proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

      Although the Company's current marketing effort focuses upon several sectors, it has recently concentrated on the United States federal, state and local government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote/market the Company's products and Web services; (ii) products which are suited to the current governmental environment demanding for cross-agency and federal, state and local interface, like ResponseFlash(TM); and
(iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash(TM).

      Proprietary Rights

      The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, the Company protects its trade secrets and other proprietary information through agreements with employees and consultants. Now Solutions' emPath(R) software technology is protected by copyright and trademark. The USPTO granted a patent (No. 6,718,103) for an invention for "Transmission of Images over a Single Filament Fiber Optic Cable" in April 2004. This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today's capacity of fiber optics to transmit images and data. The Company has filed for a Continuation in Part for patent number 6,718,103 to pursue possible additional derivative patents. The USPTO granted a patent (No. 6,826,744) for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework" on November 30, 2004. The Company has filed for a Continuation in Part for patent number 6,826,744 to pursue possible additional derivative patents. This patent is the foundation of Vertical's product, SiteFlash(TM), and forms the basis of the ResponseFlash(TM), NewsFlash(TM), UniversityFlash(TM) and AffiliateFlash(TM) products. In addition, the Company has also filed for two patents related to Emily(R): (a) one patent application related to the Emily(R) programming language; (b) one patent application related to the Emily(R) XML Enabler Agent and Emily(R) XML Broker. The patent application for the Emily(R) XML Scripting Language was published in February 2003. Both patents are still pending. For an update of this discussion since fiscal year-end, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financial Statements.

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

      Employees

      As of April 5, 2006, the Company has 30 full-time employees and 21 consultants, of which 29 full-time employees are employed at Now Solutions (21 are employed in the United States and 8 are employed in Canada). The Company is not a party to any collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company and Now Solution's headquarters are currently located at 201 Main Street, Suite 1175, Fort Worth, Texas, and comprises approximately 3,450 square feet. In addition, Now Solutions has an office at 6205 Airport Road, Building B, Suite 100, Mississauga, Ontario, Canada, which comprises 2,800 square feet. All of the locations are leased from third parties and the premises are in good condition. The Company believes that its facilities are adequate for its present needs and near term growth, and that additional facilities will be available at acceptable rates as the Company needs them. The Company's other subsidiaries may be reached through the Company's Texas headquarters.

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

      In March 2003, Ross commenced an action in New York Supreme Court, Westchester County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for re-argument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a lock-up agreement. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

      In March 2004, Ross commenced an action in the New York Supreme Court, New York County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected.

      In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company's payment of monies to Arglen pursuant to the settlement dated December 2003. The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties' rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company:
(i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the assets transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties' rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

      In January 2005, Parker, Mills and Patel ("PMP") filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. As of April 5, 2006, the Company has made all payments required under the terms of the agreement.

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

      On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement (the "Settlement Order"). The Settlement Order provided that the Company must file its Form 10-KSB for the fiscal year ended December 31, 2004 (the "2004 Form 10-KSB") no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common equity is quoted on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol "VCSY. As described below, the Company returned to the OTCBB on December 12, 2005 and shares of the Company's common stock began trading on January 9, 2006. From May 25, 2005 to December 12, 2005, the Company's common equity was quoted on the Pink Sheets. From December 1, 2004 to May 24, 2005, the Company's common equity was quoted on the Other OTC. The Other OTC is the trading of a security that is not listed on any stock exchange or quoted on the Pink Sheets or the OTCBB. From May 30, 2003 to November 30, 2004, the Company's common stock was quoted on the Pink Sheets. From October 1999 to May 29, 2003, the Company's common stock was quoted on the OTCBB. The Company's common equity commenced trading under the OTCBB in October 1999.

      In December 2004, the Company was notified by the United States Securities Exchanges Commission (the "SEC" or the "Commission") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order Filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act since the period ending September 30, 2003.

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

      The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

                                                    High       Low
                                                 ---------   -------
            Quarter Ended December 31, 2005      $  0.0089   $0.0030
            Quarter Ended September 30, 2005     $  0.0110   $0.0030
            Quarter Ended June 30, 2005          $  0.0160   $0.0020
            Quarter Ended March 31, 2005         $  0.0150   $0.0001

            Quarter Ended December 31, 2004      $  0.0180   $0.0001
            Quarter Ended September 30, 2004     $  0.0310   $0.0120
            Quarter Ended June 30, 2004          $  0.0590   $0.0140
            Quarter Ended March 31, 2004         $  0.0360   $0.0030

            --------------------

            The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Number of Holders

      As of April 5, 2006, there were approximately 1,691 holders of record of our common stock.

      Dividends

      The Company has outstanding Series A, 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C, 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2005 and 2004, respectively. The Company did not pay any dividends on its outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2005 or 2004. The Company intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

      Unregistered Sales of Securities

      During the last three years, the Company issued the following unregistered securities:

      In January 2003, GIS retained David Kinney to serve as CTO. The Company issued 5-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this executive.

       Also, in January 2003, the remaining $50,000 of principal under a $125,000 convertible debenture issued on September 11, 2001 was converted into 12,853,470 shares of the Company's common stock.

       Also in January 2003, the remaining $55,000 of principal under a $140,000 convertible debenture issued on October 5, 2001 was converted into 14,138,817 shares of the Company's common stock.

      Also in January 2003, the Company, acting as the majority shareholder of GIS, retained the services of Basil Nikas as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The term of the directorship expired in 2005.

      In February 2003, the Company and EnFacet agreed to amend the stock purchase agreement of EnFacet concerning 30,000 shares of Series C 4% Cumulative Convertible preferred stock issued to EnFacet. Pursuant to the amendment, the Company had the right to substitute 400 common shares for each share of Series C preferred stock (up to 12,000,000 shares of the Company's common stock) in connection with purchase of EnFacet, Inc. The Company also had the right to cancel any Series C preferred stock for which common stock is substituted or as otherwise specified in the amended agreement. In April 2003, the Company issued 3,000,000 unregistered shares of the Company's common stock (at a fair market value of $14,693) to former employees and consultants of EnFacet per the amendment to the stock purchase agreement. The Company cancelled 7,500 shares of Series C preferred stock reserved for the former employees. Pursuant to the amendment, the Company also cancelled the remaining 15,000 preferred C shares, since the Company determined not to utilize these shares for any future funding activities for EnFacet.

      In March 2003, the Company, acting as the majority shareholder of GIS, retained the services of Thomas Beeson as a Director of GIS for 250 shares of the 25,000 shares of the outstanding common stock of GIS, subject to a buyback agreement between the Company and the director. The value of these shares is nominal. In addition, the Company issued five year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 in connection with retaining this director. The term of the directorship expired in 2005.

      In April 2003, the Company and the third party seller of the SiteFlash(TM) technology agreed to amend the put and call agreement of October 2002, which was made in connection with the amendment of the $280,000 note issued in October 2001. Pursuant to this amendment, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $5,015) in lieu of issuing 2,500 shares of Class C Preferred Stock of the Company to the third party when the Company did not purchase the underlying common stock represented by 12,500 shares of Class C Preferred Stock of the Company in March 2003.

      Also in April 2003, the Company issued 5-year warrants to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.01 per share to Wolman, Babbitt, & King for legal services rendered to the Company.

      Also in April 2003, the Company issued 1,100,000 unregistered shares of common stock (at a fair market value of $4,468) to a third party consultant and extended 750,000 options and 750,000 warrants that vested in November 2001 at an exercise price of $0.025 per share for an additional one year in connection with consulting services. These options and warrants expired in November 2005.

      Also in April 2003, $40,000 of principal under a $100,000 convertible debenture issued in March 2002 was converted into 10,245,900 shares of the Company's common stock.

      Also in April 2003, the Equity Line of Credit Agreement (the "ELOC") entered into in August 2001 was cancelled and a new ELOC was executed between the Company and Cornell Capital Partners, LP (`Cornell") whereby up to $10,000,000 worth of the Company's common stock could have been purchased. The ELOC contained a commitment fee of $190,000, payable in a convertible debenture, which was issued to Cornell, and a placement fee of $10,000, payable to the third party placement agent. In July 2003, the Company issued 2,049,180 shares of common stock as payment of the $10,000 placement fee. At December 31, 2005, none of the $190,000 convertible debenture had been converted. During the three months ended March 31, 2006, $190,000 of principal under the debenture has been converted into 24,298,094 shares of the Company's common stock. In March 2006, $40,800 in liquidated damages claimed by Cornell in connection with the Equity Line of Credit agreement were converted into 4,387,095 shares of common stock.

      Also in April 2003, the Company issued $200,000 of convertible debentures to Cornell. The debt accrues interest at 5% per annum and is due April 2006. The holder may convert the debenture into shares of common stock at either $0.03 or 80 % of the lowest closing bid price for the five trading days prior to the conversion. In accordance with the beneficial conversion feature, the Company recognized deemed interest expense of $45,000, with contribution to paid-in capital. During the year ended December 31, 2005, $200,000 of principal and $34,681 of interest were converted into 69,322,775 shares of the Company's common stock.

      In May 2003, the Company issued two promissory notes, each for a principal amount of $17,500, bearing no interest to two third party lenders in consideration of two loans in the aggregate amount of $30,000. The notes were due in June 2003. The Company pledged distributions of funds owed to it by its subsidiary Now Solutions toward payment of the loan. In connection with the notes the Company paid a commitment fee of $2,500 on each note and issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to each lender. The warrants were issued at an estimated fair market value of $2,826 (valued using the Black-Scholes Option Valuation Model). In connection with these loans, the Company also issued 5 year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third party consultant. In February 2004, the parties amended the terms of the loans. The lenders waived any default on the note and in exchange the Company agreed to issue 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $14,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under each note. The stock issued to each lender is subject to piggy back registration rights and a "lock up" agreement. These notes are currently in default.

      In June 2003, the Company retained the services of Equitilink, Inc. to provide investor relations services. As compensation, the Company issued 15,000,000 unregistered shares of Company's common stock with a fair market value of $60,922.

      In July 2003, the Company issued 8,000,000 unregistered shares of common stock of the Company to Victor Weber in connection with $60,000 in loans made and services rendered to the Company. Victor Weber is a Director and President of GIS and a member of CW International. The fair market value of these shares was $40,000.

      In October 2003, the Company agreed to issue a 2% ownership interest of its subsidiary, GIS to a third party in connection with a loan of $60,000 to GIS, which issued the note on November 5, 2003, in amount of $60,000 to the lender once all funds were received. In connection with the loan, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock with a fair market value of $5,000. The note will bear interest at 10% per annum, was due November 5, 2004, and is secured by 4,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 81.5% of GIS.

      In November 2003, the Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS, to a third party in connection with a loan of $40,000 to GIS, which issued the note on November 19, 2003, in amount of $40,000 to the lender once all funds were received. In connection with the loan, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The note will bear interest at 10% per annum, was due November 19, 2004, and is secured by 3,000,000 shares of common stock of the Company that are owned by Mountain Reservoir Corporation. Mountain Reservoir Corp. is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The Company currently owns 81.5% of GIS.

      In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and is due December 2005. The holder may convert the debenture into shares of common stock at 100% of the lowest closing price for the 5 trading days prior to the conversion. As of April 5, 2006, no conversions have taken place. In connection with the issuance of a $30,000 debenture to the third party and the Company's agreement to redeem the debenture by February 1, 2004, the payments due under a note payable to the third party in the amount of $239,004, bearing interest at 13% per annum, were extended. Pursuant to the extension, the Company is required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is currently in default and the debenture has not been redeemed.

      Also in December 2003, $20,000 of principal and $1,726 in interest under a $100,000 convertible debenture issued in March 2002 was redeemed for a total of $25,726, which included a 20% premium on the principal.

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

      In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants of the Company for services at a fair-market value of $4,500.

      Also in January 2004, the Company purchased a 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000). The Company also paid Mr. Parnes' legal fees in the amount of $2,000. The stock is subject to "piggy-back" registration rights and a lock-up agreement.

      Also in January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a lock-up agreement to Wolman, Babbit, and King in connection with legal services provided to the Company.

      Also in January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a lock up agreement.

      Also in January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company's common stock (at a fair market value of $3,000), with "piggy-back" registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. In addition, the Company issued a promissory note for $10,000 bearing interest at 10%, which was due in April 30, 2004. In April 2004, the due date on the note was extended to August 1, 2004. In January 2005, the due date on the note was extended to April 30, 2005. The note is in default. Mr. Salz is the Company's corporate counsel.

      In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation Model); (ii) 5-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model);
(iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions.

      Also, in February 2004, the Company cancelled 7,500 shares of Series C 4% Cumulative Convertible preferred stock, reserved for an employee under his employment agreement, after the employee terminated his agreement with the Company. These shares had been reserved for EnFacet employees in connection with the stock purchase agreement, dated August 21, 2001, as amended in February 2003, between the Company and EnFacet.

      Also in February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. Robert Farias is a director of Now Solutions.

      Also in February 2004, the Company issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a lock-up provision. These shares were issued in connection with the closing of the Company's settlement with Arglen. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen.

      Also in February 2004, $10,000 of principal under a $100,000 convertible debenture issued in March 2002 of debentures and $925 in interest was redeemed for a total of $10,925. The debt accrued interest at 5% per annum and was due April 2004.

      In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions issued 1.5% of "phantom" stock of Now Solutions to Ms. Pantermuehl. In September 2005, Ms. Pantermuehl resigned and the Company cancelled the "phantom" stock.

      During the three months ended March 31, 2004, the Company granted 5-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a lock-up provision. The stock options were issued in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions entered into agreements with these two employees pursuant to which they are entitled to receive a total of 3% ownership interest of "phantom" stock in Now Solutions. In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company and Now Solutions cancelled the "phantom" stock.

      In June 2004, the Company and Now Solutions agreed with a third party consultant to provide governmental relations services concerning the state and local governments of the state of Texas. In connection with the agreement, the Company issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.025 per share at a fair market value at the date of issuance of $6,185 (valued using the Black-Scholes Option Valuation Model).

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

      Also in June 2004, the Company issued warrants to WAMCO 32, Ltd "WAMCO") to purchase 3,000,000 shares of the common stock of the Company at an exercise price of $0.03 per share or at the holder's election, by surrendering an amount of common stock equal to or greater than (but only if by a fractional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to "piggy back" registration rights and a lock-up agreement. The fair market value of the warrants was $74,142 (valued using the Black-Scholes Option Valuation Model). These warrants were issued in connection with the amendment of the note payable to the successor lender, WAMCO. In February 2006, these warrants were transferred to Taladin in connection with an assignment from WAMCO 32 to Taladin and cancelled. For an update of this discussion since fiscal year-end, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financial Statements.

      Also in June 2004, a third party consultant exercised the warrant to purchase 1,170,424 shares of common stock of the Company at an exercise price of $0.037 per share. The parties also entered into an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 and other obligations owed by the Company to the consultant.

      In July 2004, $20,000 of principal and $2,277 in interest under a $100,000 convertible debenture issued in March 2002 was converted into 1,076,170 shares of common stock of the Company.

      In September 2004, the Company issued 2,000,000 unregistered shares of common stock at a fair market value of $24,000 to Victor Weber in connection with an amendment to the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of GIS and a Member of CW International.

      In October 2004, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) in connection with an agreement between GIS and Grant Consultants of America ("GCA") to provide services concerning government grants. In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

      Also in October 2004, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500) to Stephen Rossetti pursuant to an amendment in which full payment for services rendered under the consulting agreement was made and a $7,500 note payable was cancelled. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

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

      In May 2005, the Company issued 5-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to GSA in connection with an agreement in October 2004 between GIS and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled. In October 2005, the Company entered into an agreement with GCA whereby these warrants were cancelled and the Company agreed to issue five-year warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.0165 per share provided that GCA procures two government contracts acceptable to the Company.

      In May 2005, the Company issued 5-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L&R Consultants ("L&R") in connection with a consulting agreement between the Company and L&R to provide services in securing a loan for Now Solutions. In the event that L&R does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

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

      In May 2005, the Company agreed to issue 600,000 unregistered shares of common stock of the Company (at a fair market value of $6,000) to an employee of Now Solutions pursuant to a restricted stock agreement between the Company and the Now Solutions' employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

      In August 2005, an employee purchased 1,000,000 common shares of the Company pursuant to a warrant to purchase up to 1,000,000 shares at a price of $0.005 per share. The purchase price of the shares was offset against unpaid monies owed to the employee. The fair market value of the shares on the date of issuance was $7,000.

      In October 2005,  the Company  entered into an agreement  with an inventor whereby the inventor agreed to exclusively assist the Company in the contemplated licensing and enforcement of United States Patent No. 6,826,744. In exchange, the Company issued 1,500,000 unregistered shares of common stock of the Company and agreed to pay a royalty fee of two percent to the inventor, less any legal fees and direct costs. The fair market value of the shares on the date of issuance was $4,950.

      In October 2005, the Company issued 4,500,000 unregistered shares of common stock of the Company (at a fair market value of $18,000) to employees of Now Solutions pursuant to restricted stock agreements executed between the Company and Now Solutions' employees that provide for the stock to vest over three years in equal installments at the anniversary date of the agreement.

      In November 2005, the Company issued 100,000 unregistered shares of the Company's common stock to a third party lender pursuant to an agreement to waive the current default and extend the payment terms under a $50,000 promissory note. The fair market value of the shares on the date of issuance was $500.

      During the year ended December 31, 2005, incentive stock options to purchase 750,000 shares of common stock of the Company at a price of $0.025 per share expired.

      During the year ended December 31, 2005, warrants to purchase 36,321,647 shares of common stock of the Company at a price of $0.003 to $0.35 per share expired or were cancelled, which includes 4,500,000 warrants that were issued in 2005 to third parties but were also cancelled in 2005.

      Unless otherwise noted, the offers, sales and issuances of the Company's unregistered securities set forth above involved no underwriter's discounts or commissions. In engaging in the transactions described above which involved the Company's unregistered securities, the Company relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in that the transactions involved private offerings of the Company's unregistered securities, the Company did not make a public offering or sale of its securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to the Company that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning the Company, including financial statements, was in fact delivered to them.

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2005 and 2004, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standards No. 142 ("SFAS No. 142"), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During 2005, there was no impairment of goodwill since all goodwill had been written off in 2004.

      Revenue Recognition

      Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and with Emerging Issues Task Force ("EITF") issued No 00-21, "Revenue Arrangement with Multiple Deliverables."

      Deferred revenue on maintenance contracts represent cash received in advance which is recognized over the life of the contact.

      In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exists.

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

Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

      Total Revenues. The Company had total revenues of $6,600,219 and $6,412,007 for the years ended December 31, 2005 and 2004, respectively. The increase in total revenue was $188,211 for the year ended December 31, 2005 representing approximately a 2.9% increase compared to the total revenue for the year ended December 31, 2004. Of the $6,600,219 for the year ended December 31, 2005 and the $6,412,007 for the year ended December 31, 2004, $6,559,391 and $6,305,212, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company since February 2004. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004. The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance for the year ended December 31, 2005 decreased by $330,987 from the same period in the prior year, representing approximately 6% decrease, due to selling less new or upgraded software licenses. These sale decreases were partially offset by contractual increases in maintenance fees. Consulting revenue for the year ended December 31, 2005, increased by $409,273, from the same period in the prior year, which represented approximately a 50% increase, due to more implementation consulting services as a result of software licenses sold in 2004. Consulting revenues lag behind software license revenues. The higher software licenses revenues in 2004 resulted in greater consulting revenue in 2005. Other revenue, which consists primarily of reimbursable travel expenses and user conference fees, for the year ended December 31, 2005, increased by approximately $109,926 from the prior year, which represented approximately a 80% increase. This increase was a direct result of higher consulting revenue and the user conference held in 2005.

        Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $7,605,874 and $8,877,495 for the years ended December 31, 2005 and 2004, respectively. The total selling, general and administrative expenses for the year ended December 31, 2005 decreased by $1,271,621 compared to the selling, general and administrative expenses for the year ended December 31, 2004 representing approximately a 14% decrease. Of the $7,605,874 for the year ended December 31, 2005 and the $8,877,495 for the year ended December 31, 2004, Now Solutions accounted for $6,576,330, and $6,247,516, respectively. The decrease of $1,271,621 was primarily attributed to the Company paying no fees for loans in 2005. In the first quarter of 2004, the Company paid fees to Robert Farias for the $500,000 note payable issued to Now Solutions and paid for various loan extensions. These fees totaled $440,000 and were all paid in the form of common stock or warrants. In addition, the Company acquired Robert Farias' interest in MedData Solutions for nine million shares of common stock in the first quarter of 2004. At the time of the transaction, the common stock had a value of $135,000. The Company wrote-off its investment in MedData Solutions in the first quarter of 2004. Also, the Company reduced its payroll and related benefits, rent, insurance, depreciation and amortization costs.

        Goodwill Impairment. In the first quarter of 2004 the Company acquired Stephen Parnes' 5% interest and Arglen's 30% interest in Now Solutions. These transactions resulted in the recognition of $1,760,000 of goodwill. The Company assessed the carrying value of this goodwill for impairment as of March 31, 2004 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and in connection with this assessment determined its goodwill was fully impaired. As a result, the Company wrote-off the entire carrying value of the goodwill in the first quarter of 2004. After this write-off, the Company has no goodwill.

      Operating Loss. The Company had an operating loss of $1,005,655 and $4,225,488 for the years ended December 31, 2005 and 2004, respectively. The operating loss decreased by $3,219,833 compared to the operating loss for the year ended December 31, 2004, representing a decrease of approximately 76%. The decrease was primarily attributable to the combination of a decrease in selling, general and administrative expenses $1,271,621, a decrease in impairment of goodwill of $1,760,000 and an increase in revenue of $188,211.

      Interest Expense. The Company had interest expense of $505,059 and $478,732 for the years ended December 31, 2005 and 2004, respectively. Interest expense increased for the year ended December 31, 2005 by $26,327, representing an increase of approximately 5%, compared to the same type of expense for the year ended December 31, 2004. The increase was primarily related increased interest expense recognized on loans in default.

      Net Loss. The Company had a net loss of $1,506,764 and $4,702,210 for the years ended December 31, 2005 and 2004, respectively. Net loss for the year ended December 31, 2005 decreased by $3,195,446 representing a decrease of approximately 68%. The decrease in the net loss of $3,195,446 was primarily attributable to the combination of a decrease in selling, general and administrative expenses $1,271,621, a decrease in impairment of goodwill of $1,760,000 and an increase in revenue of $188,211.

      Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2005 and 2004, respectively. The Company did not pay any dividends in 2004 or 2005.

      Net Loss Applicable to Common Stockholders. The Company had a net loss attributed to common stockholders of $2,106,764 and $5,302,210 for the years ended December 31, 2005 and 2004, respectively. Net loss applicable to common stockholders for the year ended December 31, 2005 decreased by $3,195,446 representing a decrease of approximately 60%, compared to the net loss applicable to common stockholders for the year ended December 31, 2004. The decrease in the net loss applicable to common stockholders of $3,195,446 was primarily attributable to the combination of a decrease in selling, general and administrative expenses of $1,271,621, a decrease in impairment of goodwill of $1,760,000 and an increase in revenue of $188,211

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.01 for the years ended December 31, 2005 and 2004, respectively.

Financial Condition, Liquidity, Capital Resources And Recent Developments

      At December 31, 2005, the Company had non-restricted cash-on-hand of $285,366.

      Net cash provided by operating activities for the year ended December 31, 2005 was $452,053. This positive cash flow was primarily related to a net loss of $1,506,764 adjusted by non-cash operating items of $1,958,817 (including depreciation and amortization of $850,490, stock compensation of $138,725, allowance for bad debt of $23,007), a decrease in all receivables of $259,891, prepaid expenses of $59,257, and deferred revenue of $119,952 and in increase in accounts payable and accrued liabilities of $865,913. The increase in accounts payable and accrued liabilities was offset by converting $1,148,161 of accounts payable and accrued liabilities into notes payable and $24,681 of accrued interest was converted into capital. With these conversions, accounts payable and accrued expenses decreased by $306,929.

      Net cash used in investing activities for the year ended December 31, 2005 was $73,787, which consisted of the purchase of equipment and software.

      Net cash used in financing activities for the year ended December 31, 2005 was $422,436, consisting of repayment of notes payable.

      The total change in cash and cash equivalents for the year ended December 31, 2005 when compared to year ended December 31, 2004 was a decrease of $45,414.

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

        As of the date of the filing of this Report, the Company does not have sufficient funds available to fund its operations, invest in additional resources for growth and repay its debt obligations. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans or increase sales. The Company's inability to raise such funds or renegotiate the terms of its existing will significantly jeopardize its ability to continue operations.

Contractual Obligations and Commercial Commitments

      As of December 31, 2005, the following contractual obligations and commercial commitments were outstanding:

                            Balance                            at Due in Next Five Years

Contractual Obligations    12/31/05       2006         2007         2008         2009         2010
-----------------------------------------------------------------------------------------------------
Notes payable              5,331,305    4,140,571      668,238      475,932       46,564           --
Convertible debts            230,000      230,000           --           --           --           --
Operating lease              306,609      151,145       61,741       53,556       40,167           --
                          ---------------------------------------------------------------------------
Total                      5,867,914    4,521,716      729,979      529,488       86,731           --
                          ===========================================================================

      Of the above notes payable of $5,331,305, the default situation is as follows:

                Notes Payable                        2005                2004
                                                  ----------          ----------
In default                                        $3,540,093          $4,338,899
Current                                            1,791,212             242,000
                                                  ----------          ----------
Total Notes Payable                               $5,331,305          $4,580,899
                                                  ==========          ==========

      For an update on the refinancing of the notes payable since fiscal year-end, please refer to "Subsequent Events" under note 16 of the Notes to Consolidated Financials Statements.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standard Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

New Accounting Announcements Not Adopted Yet

      In December 2004, the FASB announced that SFAS No. 123R (revised  December
2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans ("ESOPs") and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective as of the beginning of the first annual period beginning after December 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

Going Concern Uncertainty

      The Company has incurred significant losses from operations for the year ended December 31, 2005. In addition, the Company had a working capital deficit of approximately $11.2 million at December 31, 2005. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have included a going- concern paragraph to their audit report.

Off-Balance Sheet Arrangements.

      None.

      Risk Factors Related to the Company's Business, Operating Results and Financial Condition

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

      We Have  Historically  Incurred  Losses and May  Continue  To Do So In The
      Future

      We have historically incurred losses. For the years ended December 31, 2005 and 2004, the Company had net losses of $1,506,764 and $4,702,210, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      We Have Been Subject to a Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

      The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2005 and 2004. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's Ability to Continue as a Going Concern Is Dependent on Its Ability to Raise Additional Funds and To Establish Profitable Operations.

      The accompanying consolidated financial statements for the 12 months ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders' equity at December 31, 2005 was $15.1 million. Additionally, at December 31, 2005, the Company had negative working capital of approximately $11.2 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


      Our Success Depends On Our Ability to Generate Sufficient Revenues To Pay For The Expenses of Our Operations

      We believe that our success will depend upon our ability to generate revenues from sales of our SiteFlash(TM) and Emily(R) technology products and sponsorship and e-commerce fees from our Internet sites and increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

      We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2005 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

      We had a working capital deficit of approximately $11.2 million at December 31, 2005, which means that our current liabilities exceeded our current assets by approximately $11.2 million (although it includes deferred revenue of approximately $2.6 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

      Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

      Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

      o     the demand for our SiteFlash(TM) and Emily(R) technology;
      o     the demands for Now Solutions' emPath(R) product;
      o     the level of usage of the Internet;
      o     the level of user traffic on our Websites;
      o     seasonal trends and budgeting cycles in sponsorship;
      o incurrence of costs relating to the development, operation and expansion of our Internet operations;
      o     introduction of new products and services by us and our competitors;
      o     costs incurred with respect to acquisitions;
      o     price competition or pricing changes in the industry;
      o     technical difficulties or system failures; and
      o general economic conditions and economic conditions specific to the Internet and Internet media.

      We May Have Difficulty Managing Our Growth and Integrating Recently Acquired Companies

      Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. Acquisition transactions are accompanied by a number of risks, including the following:

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

      Our Success Depends On Our Ability to Protect Our Proprietary Technology

      Our success is dependent, in part, upon our ability to protect and leverage the value of our original SiteFlash(TM) and Emily(R) technology products and Internet content, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

      Our Stock Price Has Historically Been Volatile, Which May Make It More Difficult For Shareholders to Resell Shares When They Choose To At Prices They Find Attractive

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

      Our  Common  Stock Is Deemed To Be "Penny  Stock,"  Which May Make It More
      Difficult  For   Investors  to  Sell  Their  Shares  Due  To   Suitability
      Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

      o     With a price of less than $5.00 per share;
      o     That are not traded on a recognized national exchange;
      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

      Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal year ended December 31, 2005, which are attached to this Report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      a.    Evaluation Of Disclosure Controls And Procedures

      The Company's Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      b.    Changes In Internal Controls Over Financial Reporting

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

ITEM 8B.  OTHER INFORMATION

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company's present directors and executive officers are as follows:

Name                   Age    Position                                           Tenure
--------------------   ---    -----------------------------------------------    -------
Richard S. Wade        62     President, Chief Executive Officer and Director    6 years
William K. Mills       47     Secretary and Director                             6 years

      Richard S. Wade, President, Chief Executive Officer and Director, Chairman and Director of Now Solutions

      Richard S. Wade is President and CEO of the Company and has been a director since October 1999. Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now the Company in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications. In March 1998, Struthers Industries, Inc. filed a petition for bankruptcy under the United States Bankruptcy Act. Prior to these executive positions, Mr. Wade spent over 10 years with Duty Free Shoppers, Inc., culminating in his attaining the positions of president of their Mid-Pacific Division and then president of their U.S. Division. Prior to that, Mr. Wade was a CPA and staff auditor with Peat, Marwick & Mitchell. Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, and financial matters. Mr. Wade earned his Bachelor of Science in Accounting at Brigham Young University, a Master of Science in Business Policy from Columbia University Business School and received a certificate of recognition from the government of Guam.

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

Compliance With Section 16(a) Of The Exchange Act

       Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

       To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2005.

Code of Ethics

      We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics was filed as Exhibit 14.1 to the Form 10-KSB filed for the year ended December 31, 2003.

Significant Employees of the Company

      Luiz Valdetaro, Chief Technology Officer, Director of Now Solutions

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

      Stephen O. Rossetti, Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions

      As a former senior staff member of the House Armed Services Committee and as director of the Readiness Subcommittee staff, Mr. Rossetti brings his government experience and contacts to the Company. In 1998, the White House appointed Mr. Rossetti to reform Pentagon business processes, including service as Chairman of the Defense Travel Board to overhaul the Department's travel and relocation services for its employees. During his tenure with the U.S. Federal government, Mr. Rossetti worked with the Senate and House Government Reform Committees, Budget Committees, Armed Services Committees, Appropriations Committees, and Federal Agencies. In 1996, Mr. Rossetti was appointed Executive Director for Morale, Welfare and Recreation and Resale Activities in the Office of the Secretary of Defense where he oversaw on-base military businesses. In 1999, Mr. Rossetti was appointed to serve as the Director of the Department of Defense integrated travel and relocation office. Mr. Rossetti has received several honors for his service from the Congress, the President, and the Secretary of Defense. Since January 2001, he served as President of Markquest, a lobbying and consulting practice in Washington D.C.

      David Braun, Controller & Principal Accounting Officer, Controller of Now Solutions

      Mr. Braun is an accountant with over 23 years experience in a variety of accounting and finance roles. His career includes public accounting, large company internal audit, financial analysis, mergers and acquisitions, SEC reporting, general accounting and consolidations of both domestic and international companies. Most recently he worked for a healthcare provider where he was responsible for managing 24 employees with accounting responsibility for over 200 clinics. Prior to that, he worked for a large chemicals manufacturing company where he assisted in implementing a worldwide version of SAP(R) and created a finance shared services group for the US and Canada. Mr. Braun is a CPA and a graduate of the University of Texas at Austin.


Significant Employees of Now Solutions, Inc.

      Marianne M. Franklin, President and Chief Executive Officer

      Marianne M. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings her experience in the payroll and human resources industry, which included over eight years working at Ross Systems, most recently as Vice President of North American sales. Prior to this function, Ms. Franklin was Director of Ross' Canadian Sales. Ms. Franklin's background also includes two years with ADP and 13 years in the banking industry, working with payroll products.

      Kent Orgain, Vice President of Development

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

      Dorothy Spotts, Vice President of Services And Support

      Ms. Spotts joined Ross Systems in April 1991 as a Support Analyst in the Customer Support Department progressing to Operations Manager. Subsequently, she attained the position of Manager of Integration Services in September 1997. In March 1999, she was promoted to Director of Integration Services and then became Director of Professional Services in July 2000. Ms. Spotts' responsibilities include the overall management of Application Consulting, Integration Services and Customer Support. Ms. Spotts graduated with a BBA from the University of Texas at Austin.

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

      Laurent Tetard, Vice President of Operations

      Mr. Tetard joined the Company in 1999, where he oversaw business development, managed software design projects and handled daily operations. His responsibilities included working with clients and strategic partners to develop business plans, implement strategies and methodologies to support software development. Combining his education and experience, Mr. Tetard has specialized in managing design, implementation, documentation and installation of Internet compatible applications. From 1994 to 1996, Mr. Tetard was a Public Relations Officer with the French Air Force, in Toulouse, France. Earlier in his career, he completed a thesis in collaboration with the French Aeronautics and Space Research Center ("ONERA") and served engineering internships at Aerospatiale Matra S.A. Mr. Tetard is an honor's graduate of the noted French Ecole Nationale Superieure D'arts et Metiers ("ENSAM"), with a BS in Engineering and a MS in Multidisciplinary Engineering.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, 2004 and 2003 to the Company's highest paid executive officers and employees, who were employed by the Company during 2005. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                             Annual Compensation
                            -------------------------------------------------


                                                                    Other
Name and                                                            Annual
Principal Position          Year     Salary           Bonus      Compensation
--------------------------  ----  ------------     ------------  ------------
                                       ($)             ($)           ($)
                                  ------------     ------------  ------------
Richard Wade,(1)            2005  $    300,000(1)            --            --
President and               2004  $    300,000               --            --
Chief Executive             2003  $    300,000               --            --
Officer

Luiz Valdetaro,(2)          2005  $    150,000               --            --
Chief Technology            2004  $    150,000               --            --
Officer                     2003  $    150,000               --            --

Sheri Pantermuehl,(3)       2005  $     89,440               --            --
Chief Financial             2004  $    104,167               --            --
Officer                     2003            --               --            --

James Salz (4)              2005  $    100,000               --            --
Corporate Counsel           2004  $    100,000               --            --
                            2003  $    100,000               --            --


                                               Long-Term Compensation
                            ---------------------------------------------------------
                                      Awards                 Payouts
                            --------------------------     ------------
                             Restricted
Name and                       Stock        Options/          LTIP         All Other
Principal Position            Award(s)        SARs           Payouts     Compensation
--------------------------  ------------  ------------     ------------  ------------
                                ($)           (#)               ($)           ($)
                            ------------  ------------     ------------  ------------
Richard Wade,(1)                      --    20,600,000(1)            --            --
President and                         --            --               --
Chief Executive                       --            --               --            --
Officer

Luiz Valdetaro,(2)                    --            --               --            --
Chief Technology                      --            --               --            --
Officer                               --            --               --            --

Sheri Pantermuehl,(3)                 --            --               --            --
Chief Financial                       --     2,500,000               --            --
Officer                               --            --               --            --

James Salz (4)                        --            --               --            --
Corporate Counsel                     --            --               --            --
                                      --            --               --            --

      -------------
--------------------------------------------------------------------------------

      Except for the warrants exercised by Mr. Valdetaro in Footnote 2, no stock options were exercised by the named executive officers during the fiscal year ended December 31, 2003, 2004 or 2005.


(1)   Mr. Wade deferred $154,097,  $47,218,  and $155,270 of his salary in 2005,
      2004, and 2003, respectively. The Form 10-KSB for the year ended 2003 erroneously indicated that all of Mr. Wade's salary was deferred in 2003 when, in fact, only $155,270 was deferred. This discrepancy was due to the 2003 amounts being mischaracterized as an Employee Receivable in the Form 10-KSB for the year ended 2003. These 2003 amounts have been offset and classified to Deferred Compensation in this Form 10-KSB for the year ended 2004. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10, vesting in equal monthly amounts over a 36-month period. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 9,155,556 expired as of April 5, 2006. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of Common Stock that expired on February 5, 2004.


(2) Mr. Valdetaro deferred $50,269, $86,766 and $150,000 of his salary in 2005, 2004 and 2003, respectively. During 2005, Mr. Valdetaro exercised 3-year warrants and purchased 1,000,000 shares of the common stock of the Company at an exercise price of $0.005 per share in connection with a loan he made to the Company. In January 2006, Mr. Valdetaro was issued 1,500,000 unregistered shares of common stock of the Company pursuant to a restricted stock agreement with the Company which provides for the stock to vest over one year in three equal installments at 4 month intervals.


(3) In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions issued 1.5% of "phantom" stock of Now Solutions to Ms. Pantermuehl, which was cancelled upon the termination of Ms. Pantermuehl's employment in September 2005.


(4) Mr. Salz deferred $48,345 and $55,000 of his salary in 2004 and 2003, respectively. In January 2004, Mr. Salz received 1,000,000 unregistered shares of common stock subject to "piggy-back" registration rights in connection with a $10,000 loan he made to the Company in June 2003. During 2002, the Company issued warrants to Mr. Salz to purchase 5,000,000 unregistered shares of the common stock of the Company at a price of $0.01 per share, which are subject to "piggy-back" registration rights. Of these 5,000,000 warrants, 2,500,000 expired during 2005. The remaining 2,500,000 warrants are vested and are exercisable for a period of three years after vesting. In March 2004, options to purchase 200,000 shares of common stock of the Company, which were issued in 2001, expired. In January 2006, Mr. Salz was issued 1,500,000 unregistered shares of common stock of the Company pursuant to a restricted stock agreement with the Company which provides for the stock to vest over one year in three equal installments at four month intervals.

The below table shows information of aggregate options held by the named officers at the end of 2005.

                            YEAR-END OPTION VALUES (2004-2005)
--------------------------------------------------------------------------------------------
                          No. of Securities Underlying            Value of Unexercised
                              Options/SARs Granted              in-the-Money Options at
                          As Of Fiscal Year End 2005            Fiscal Year End 2005 (1)
                      ----------------------------------  ----------------------------------
Name                     Exercisable      Unexercisable      Exercisable      Unexercisable
                      ----------------  ----------------  ----------------  ----------------

Richard Wade(2)             13,733,332                --                --                --

Sheri Pantermuehl(3)         2,500,000                --                --                --

Jim Salz (4)                 2,500,000                --                --                --

----------------

(1)   Based on Share Price of $0.006 on December 30, 2005.


(2) Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10 vesting in equal amounts each over a 36 months period. Mr. Wade also serves as a Director of the Company. As a Director, he was entitled to options to purchase up to 250,000 shares of common stock of the Company at a strike price of $0.086 that expired on February 5, 2004. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 9,155,556 have expired as of April 5, 2006.


(3) In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model).


(4) During 2002, the Company issued warrants to Mr. Salz to purchase 5,000,000 unregistered shares of the common stock of the Company at a price of $0.01 per share, which are subject to "piggy-back" registration rights. Of these 5,000,000 warrants, 2,500,000 expired during 2005. The remaining 2,500,000 warrants are vested and are exercisable for a period of three years after vesting.

Stock Option Plan.

      In December 1999, the Company established a stock option plan (the "Plan") whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between three and five years from the date of grant.

Director Compensation

      No options or warrants were granted as director compensation during the fiscal years ended 2003, 2004 or 2005 (excluding warrants granted to executives and directors of the Company's 81.5% owned subsidiary, GIS). Non-employee directors are entitled to receive $3,500 per meeting.

Employment Agreements

      In December 2001, the Company executed a 3-year employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants vest over a 36-month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 9,155,556 have expired as of April 5, 2006. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $154,097, $47,218 and $155,270 of his salary in 2005, 2004 and 2003, respectively.

      In July 2002, the Company entered into a 2-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive Vice President of Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series C Preferred Stock of the pool of 30,000 shares of Series C Preferred Stock, which were reserved in connection with the purchase of Company's subsidiary, EnFacet, Inc. These shares of Series C Preferred Stock may be converted into 3,000,000 shares of Company's common stock. Mr. McAuley's services terminated in January 2004 and the 7,500 shares of Series C Preferred Stock have been cancelled.

      In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, on March 1, 2004, Now Solutions issued 1.5% of "phantom" stock of Now Solutions to Ms. Pantermuehl. Ms. Pantermuehl's employment with the Company terminated in September 2005. Accordingly, the 1.5% "phantom" stock of Now Solutions was cancelled.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership By Named Executive Officers, Directors And Beneficial Owners

      The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 12, 2006, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 999,376,859 shares of common stock outstanding as of April 12, 2006, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 12, 2006.

                                                      Shares
Title of    Name and Address of Beneficial        of Common Stock       Percent
Class       Owner(1)                            Beneficially Owned     of Class
-----       ------------------------------      ------------------     --------
Common      Richard Wade                             127,669,944(2)       12.77%
Common      William K. Mills                           4,033,000(3)            *
Common      All Directors and Executive              131,702,944          13.18%
            Officers as a group
            (2 persons)
----------------------------------
*     Less than 1%.


(1) Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., 201 Main Street, Suite 1175, Fort Worth, TX 76102.


(2) Includes warrants to purchase up to 20,600,000 shares of common stock of the Company for services as CEO and President, less 9,155,556 which have expired as of April 12, 2006. Also includes 101,370,050 shares owned by Mountain Reservoir Corporation ("MRC"), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a child of Mr. Wade. MRC pledged 10,450,000 shares of common stock of the Company as collateral on a $181,000 note issued in October 2002. MRC pledged 10,000,000 shares common stock of the Company shares as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares common stock of the Company shares as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by the Company in November 2003.

(3) Includes 33,000 shares of Common Stock beneficially owned through Mr. Mill's law firm, Parker, Mills, & Patel, LLC.

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

      Also in January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. In exchange for amending the payment terms, the Company issued 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000) and Now Solutions agreed to pay a 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to a maximum of $200,000. In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000 pursuant to the amendment. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. The note is in default. Mr. Weber is the President and a Director of GIS and a member of CW International.

      In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions bearing interest at 10% per annum, secured by its assets. In connection with the loan, Now Solutions agreed to pay Mr. Farias a 5% royalty on any sales by Now Solutions over $8,000,000 up to a maximum of $500,000. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 shares of common stock at $0.01 per share; (ii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.02 per share;
(iii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share; (iii) a total of 10,000,000 unregistered shares of common stock of the Company. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. During 2004 and 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and replaced by a $359,560 note issued to Tara Financial Services, Inc. ("Tara Financial"). For additional details on the refinanced note, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financials Statements. Robert Farias is a director of Now Solutions.

      In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, with principal and interest due on June 1, 2002 was amended whereby the assets of Now Solutions secured the note. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and the outstanding debt was included under a $955,103 note payable issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

      In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended. The $280,000 note was secured by the asset of Now Solutions and by the SiteFlash(TM) technology owned by the Company. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was replaced with a $438,795 note issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

      In February 2004, the note payable in the amount of $181,583 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. The note was also secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and the outstanding debt was included under a $955,103 note payable issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

      In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions.

      In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash(TM) technology to Basix1 for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. However, as of April 5, 2006, EKG has not been launched yet. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Charles Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions and the President of Taladin.

      In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

      In January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International's efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

      In May 2005, Now Solutions and Robert Farias entered into an agreement whereby Mr. Farias would provide consulting and design specification services. Pursuant to this agreement, Mr. Farias shall receive an hourly fee and 2% of all sales of the Now Solutions' products specifically designed and sold within the context of the agreement up to the earlier of either (a) four years after the execution of this Agreement or (b) Contractor's receipt of $1,000,000 in commissions. In December 2005, Now Solutions assigned this agreement to Taladin. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

      In August 2005, Mr. Salz made a $5,000 payment to a third party pursuant to an agreement and promissory note on the Company's behalf. Mr. Salz is the Company's corporate counsel.

      In September 2005, Now Solutions entered into a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a)   Exhibits:

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------
2.1                   Certificate of Ownership and Merger Merging Scientific Fuel           Provided herewith
                      Technology, Inc. into Vertical Computer Systems, Inc.

3.1                   Original Unamended Certificate of Incorporation of Vertical           Provided herewith
                      Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)

3.2                   Certificate of Amendment of Certificate of Incorporation (change      Provided herewith
                      name to Vertical Computer Systems, Inc.)

3.3                   Certificate of Amendment of Certificate of Incorporation (2000)       Provided herewith

3.4                   Amended and Restated By-Laws of the Company                           Provided herewith


4.1                   Certificate of Designation of 4% Cumulative Redeemable Series A       Provided herewith
                      Preferred Stock

4.2                   Certificate of Designation of 10% Cumulative Redeemable Series B      Provided herewith
                      Preferred Stock

4.3                   Certificate of Designation of 4% Cumulative Redeemable Series C       Provided herewith
                      Preferred Stock

4.4                   Certificate of Designation of 15% Cumulative Redeemable Series D      Provided herewith
                      Preferred Stock

4.5                   Form of Warrant                                                       Incorporated by reference to
                                                                                            Exhibit 10.96 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                                                                                            2003

4.6                   Form of Cashless Exercise Warrant                                     Incorporated by reference to
                                                                                            Exhibit 4.55 to the Company's
                                                                                            Form 10KSB filed on March 31,
                                                                                            2005

4.7                   Form of Restricted Stock Agreement                                    Provided herewith

10.1                  1999 Stock Option Plan of the Company                                 Provided herewith

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------

10.2                  Berche Promissory Note dated August 13, 2001                          Incorporated by reference to
                                                                                            Exhibit 10.1 to the Company's
                                                                                            Form 10-QSB/A filed on December
                                                                                            19, 2001

10.3                  Form of Debenture                                                     Incorporated by reference to
                                                                                            Exhibit 10.44 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.4                  Promissory Note as of October 31, 2001 between the Company and a      Incorporated by reference to
                      third party                                                           Exhibit 10.65 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.5                  Asset Pledge Agreement as of October 31, 2001 between the Company     Incorporated by reference to
                      and a third party                                                     Exhibit 10.66 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.6                  Employment Agreement as of December 1, 2001 between the Company and   Incorporated by reference to
                      Richard Wade                                                          Exhibit 10.72 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.7                  Warrant Agreement as of December 19, 2001 between the Company and     Incorporated by reference to
                      Richard Wade                                                          Exhibit 10.73 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.8                  Warrant Agreement as of December 19, 2001 between the Company and     Incorporated by reference to
                      Richard Wade                                                          Exhibit 10.74 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.9                  Asset Purchase Agreement dated November 14, 2001 between the          Incorporated by reference to
                      Company and Paradigm Sales, Inc.                                      Exhibit 10.81 to the Company's
                                                                                            Form 10-KSB A filed on May 20,
                                                                                            2002

10.10                 Promissory Note, dated June 3, 2002, between the Company and a        Incorporated by reference to
                      third party lender                                                    Exhibit 10.82 to the Company's
                                                                                            Form 10-QSB filed on June 24,
                                                                                            2002
                      Promissory Note, dated June 24, 2002, between the Company and a
10.11                 third party lender                                                    Incorporated by reference to
                                                                                            Exhibit 10.83 to the Company's
                                                                                            Form 10-QSB filed on September
                                                                                            25, 2002

10.12                 (a)  Valdetaro  Promissory  Note,  dated  August 20, 2002,            Incorporated by reference to
                      between the Company and Valdetaro                                     Exhibit 10.89 to the Company's
                                                                                            Form 10-QSB filed on September
                      (c) Valdetaro Warrants, dated August 20, 2002, between the Company    25, 2002
                      and Valdetaro

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------
10.13                 Amendment Number Two to Deposit Account Pledge Agreement, dated       Incorporated by reference to
                      October 16, 2002, between the Company and Coast Business Credit       Exhibit 10.91 to the Company's
                                                                                            Form 8-K filed on October 23,
                                                                                            2002

10.14                 (a) Term Sheet, dated October 17, 2002, between the Company and a     Incorporated by reference to
                      third party lender                                                    Exhibit 10.93 to the Company's
                                                                                            Form 10-QSB filed on December
                                                                                            11, 2002
                      (b) Promissory Note,  dated October 17, 2002,  between the
                      Company and a third party lender

                      (c) Stock Pledge Agreement, dated October 17, 2002, between the Company and a third party lender

                      (d) Put and Call Agreement, dated October 17, 2002, between the Company and a third party lender

10.15                 Services Agreement, dated November 15, 2002 between Defense           Incorporated by reference to
                      Solutions, LLC, and the Company's subsidiary, Government Internet     Exhibit 10.94 to the Company's
                      Systems, Inc.                                                         Form 10-QSB filed on December
                                                                                            11, 2002

10.16                 (a) Form of Director Agreement of Company's subsidiary, Government    Incorporated by reference to
                      Internet Systems, Inc. (GIS) Director Agreement, between GIS and      Exhibit 10.98 to the Company's
                      director                                                              Form  10-KSB  filed on  August 7,
                                                                                            2003
                      (b) Form of  Warrants  in  connection  with  GIS  Director
                      Agreement   between  the Company's Subsidiary, GIS, and GIS
                      director


10.17                 (a) Executive Agreement, dated December 19, 2002, between the         Incorporated by reference to
                      Company's Subsidiary, GIS, and Victor Weber                           Exhibit 10.99 to the Company's
                      (b) Warrants dated December 19, 2002 issued to Victor Weber           Form 10-KSB filed on August 7,
                                                                                            2003


10.18                 Executive Agreement, dated December 26, 2002, between the Company's   Incorporated by reference to
                      Subsidiary, GIS, and Stephen Rossetti                                 Exhibit 10.100 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                                                                                            2003

10.19                 (a) Executive Agreement, dated January 8, 2003, between the           Incorporated by reference to
                      Company's Subsidiary, GIS, and David Kinney                           Exhibit 10.101 to the Company's
                                                                                            Form  10-KSB  filed  on  August  7,
                      (b) Warrants, dated January 8, 2003 issued to David Kinney            2003
                      in connection  with Executive Agreement between the Company's
                      Subsidiary, GIS, and David Kinney

10.20                 Amendment to Stock Purchase Agreement, dated February 1, 2003,        Incorporated by reference to
                      between the Company and Enfacet.                                      Exhibit 10.102 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                                                                                            2003

10.21                 $200,000 Purchase of Convertible  Debentures,  dated April 14, 2003, between the Company and third party buyers.
                                                                                            Incorporated by reference to
                      (a)  Securities   Purchase   Agreement  (for  $200,000  of            Exhibit 10.103 to the Company's
                      Convertible  Exhibit  10.103 to the Company's  Debentures)            Form 10-KSB filed on August 7, 2003
                      (b) Form of Debenture  2003
                      (c) Registration Rights Agreement

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------

10.22                 Equity Line of Credit Agreement,  dated April 14, 2003,  between the  Incorporated by reference to
                      Company and Cornell Capital Partners, L.P                             Exhibit 10.104 to the Company's
                                                                                            Form 10-KSB filed on August  7,
                      (a) Equity Line of Credit Agreement,                                  2003
                      (b) Registration  Rights  Agreement
                      (c) Compensation Debenture

10.23                 (a) Services  agreement,  dated April 10, 2003,  between the Company  Incorporated by reference to
                      and Vasu Vijay                                                        Exhibit 10.105 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                      (b) Promissory note,  dated April 10, 2003,  issued by the            2003
                      Company to Vasu Vijay

                      (c) Consulting Agreement,  dated April 14 2003, between the Company and Vasu Vijay.

10.24                 Stock Sale Agreement,  dated April 11, 2003, between the Company and  Incorporated by reference to
                      Mike Radlovic                                                         Exhibit 10.106 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                      (a) Stock Sale  Agreement,                                            2003
                      (b) Stock Pledge Agreement
                      (c) Promissory Note

10.25                 Amended Agreement, dated April 11, 2003, between TranStar Systems,    Incorporated by reference to
                      Inc. and the Company                                                  Exhibit 10.107 to the Company's
                                                                                            Form 10-KSB filed on August 7,
                                                                                            2003

10.26                 Loan Agreement, between the Company and a third party lender, dated   Incorporated by reference to
                      May 9, 2003                                                           Exhibit 10.108 to the Company's
                      (a)  Term Sheet                                                       Form 10-KSB filed on August 7,
                      (b)  Promissory Note                                                  2003
                      (c)  Warrants

10.27                 Loan Agreement,  between the Company and a third party lender, dated  Incorporated by reference to
                      May 9, 2003                                                           Exhibit 10.109 to the Company's
                                                                                            Form  10-KSB  filed  on  August  7,
                      (a)  Term  Sheet                                                      2003
                      (b)  Promissory Note
                      (c)  Warrants

10.28                 Loan, agreement, between the Company and a third party lender         Incorporated by reference to
                                                                                            Exhibit 10.111 to the Company's
                      (a) Term Sheet, dated June 25, 2003                                   Form 10-QSB for the quarter
                                                                                            ended March 31, 2003, filed on
                      (b)  $90,000 note, dated June 26, 2003                                June 22, 2004

                      (c) Pledge Agreement, dated June 26, 2003


10.29                 Loan  Agreement,  dated  September  4, 2003,  between  the            Incorporated by reference to
                      Company and Victor Weber                                              Exhibit 10.113 to the Company's
                                                                                            Form 10-QSB for the quarter
                      (a) Term Sheet                                                        ended March 31, 2003 filed on
                      (b) $50,000 Promissory Note                                           June 22, 2004



    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------
10.30                 $500,000 Farias Loan Agreement between Now Solutions and the          Incorporated by reference to
                      Company and Robert Farias, dated February 13, 2004                    Exhibit 10.114 to the Company's
                      (a) Loan Agreement                                                    Form 10-QSB for the quarter
                      (b) Promissory Note, issued by Now Solutions                          ended March 31, 2003 filed on
                      (c) Security Agreement between Robert Farias and Now Solutions        June 22, 2004
                      (d) Ownership Pledge Agreement between Robert Farias and the Company

10.31                 Arglen Settlement between Arglen Acquisitions, LLC and the Company    Incorporated by reference to
                                                                                            Exhibit 10.115 to the Company's
                      (a) Arglen Settlement Agreement, dated December 4, 2004               10-QSB for the quarter
                                                                                            ended March 31, 2003 filed on
                      (b) Promissory  Note,  dated February 13, 2004,  issued by            June 22, 2004
                      Now Form Solutions  to the Arglen Acquisitions, LLC

                      (c) Security Agreement, dated February 13, 2004

10.32                 Employment Agreement between Now Solutions, Inc. and Vertical         Incorporated by reference to
                      Computer Systems, Inc. and Sheri Pantermuehl, dated March 1, 2004     Exhibit 10.115 to the Company's
                                                                                            Form 10-QSB for the quarter
                                                                                            ended March 31, 2003 filed on
                                                                                            June 22, 2004

10.33                 Loan  Amendment,  dated June 15, 2004 between  WAMCO 32 Ltd. and the  Incorporated by reference to
                      Company and Now Solutions                                             Exhibit 10.117 to the Company's
                                                                                            Form 10-KSB filed on January 18,
                                                                                            2005
                      (a) Amendment Number Five to Loan and Security Agreement

                      (b) Amended and Restated Secured Term Promissory Note

10.34                 Weber Loans Amendment, between the Company and Victor Weber, dated    Incorporated by reference to
                      September 28, 2004                                                    Exhibit 10.118 to the Company's
                                                                                            Form 10-KSB filed on January 18,
                                                                                            2005

10.35                 Amendment to Consulting Agreement and $7,500 Promissory Note,         Incorporated by reference to
                      between the Company and Stephen Rossetti, dated October 12, 2004      Exhibit 10.119 to the Company's
                                                                                            Form 10-KSB filed on January 18,
                                                                                            2005

10.36                 Order Accepting Settlement Offer of Vertical Computer Systems,        Incorporated by reference to
                      Inc., Implementing Settlement and Staying Proceedings to Implement    Exhibit 99.1 to the Company's
                      Settlement                                                            Form 8-K filed on April 7, 2005

10.37                 Order Instituting Cease-and-Desist Proceedings, Making Findings and   Incorporated by reference to
                      Imposing a Cease-and-Desist Order Pursuant to Section 21C of the      Exhibit 99.2 to the Company's
                      Securities Exchange Act of 1934                                       Form 8-K filed on April 7, 2005

10.38                 Order Dismissing Proceedings without Prejudice as to Vertical         Incorporated by reference to
                      Computer Systems, Inc.                                                Exhibit 99.1 to the Company's
                                                                                            Form 8-K filed on April 19, 2005

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------

10.39                 Letter Payout Agreement, dated August 24, 2004 entered into by the    Incorporated by reference to
                      Company.                                                              Exhibit 99.1 to the Company's
                                                                                            Form 8-K filed on August 21, 2005

10.40                 Form of Agreed Judgment                                               Incorporated by reference to
                                                                                            Exhibit 99.2 to the Company's
                                                                                            Form 8-K filed on August 31, 2005

10.41                 Settlement Agreement and Promissory Note, dated October 19, 2005      Provided herewith
                      between the Company and Parker, Mills & Patel

10.42                 Amended and Restated Term Secured Promissory Note in the principal    Incorporated by reference to
                      amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.      Exhibit 10.1 to the Company's
                                                                                            Form 8-K filed on February 24,
                                                                                            2006

10.43                 Secured Term Promissory Note in the principal amount of               Incorporated by reference to
                      $450,000.00, payable by Taladin, Inc. to Tara Financial Services,     Exhibit 10.2 to the Company's
                      Inc.                                                                  Form 8-K filed on February 24,
                                                                                            2006

10.44                 Secured Term Promissory Note in the principal amount of               Incorporated by reference to
                      $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners,   Exhibit 10.3 to the Company's
                      Inc.                                                                  Form 8-K filed on February 24,
                                                                                            2006

10.45                 Agreement dated as of February 13, 2006 among Tara Financial          Incorporated by reference to
                      Services, Inc., as lender, NOW Solutions, the Company, Robert         Exhibit 10.4 to the Company's
                      Farias, and Robert Mokhtarian                                         Form 8-K filed on February 24,
                                                                                            2006

10.46                 Secured Term Promissory Note in the principal amount of               Incorporated by reference to
                      $359,559.90, payable by NOW Solutions to Tara Financial Services,     Exhibit 10.5 to the Company's
                      Inc.                                                                  Form 8-K filed on February 24,
                                                                                            2006

10.47                 Secured Term Promissory Note in the principal amount of               Incorporated by reference to
                      $438,795.31, payable by the Company to Tara Financial Services, Inc.  Exhibit 10.6 to the Company's
                                                                                            Form 8-K filed on February 24,
                                                                                            2006

10.48                 Secured Term Promissory Note in the principal amount of               Incorporated by reference to
                      $955,103.30, payable by NOW Solutions to Tara Financial Services,     Exhibit 10.7 to the Company's
                      Inc.                                                                  Form 8-K filed on February 24,
                                                                                            2006


14.1                  Code of Ethics                                                        Incorporated by reference to
                                                                                            Exhibit 14.1 to the Company's
                                                                                            Form 10-KSB filed on January 18,
                                                                                            2005

    Exhibit No.                                   Description                                           Location
-------------------   ----------------------------------------------------------------      ----------------------------------
21.1                  Subsidiaries of the Company                                           Provided herewith


31.1                  Certification of Chief Executive Officer Pursuant to Section 302 of   Provided herewith
                      the Sarbanes-Oxley Act of 2002, dated April 13, 2006

31.2                  Certification of Principal Accounting Officer Pursuant to Section     Provided herewith
                      302 of the Sarbanes-Oxley Act of 2002, dated April 13, 2006

32.1                  Certification of Chief Executive Officer Pursuant to Section 906 of   Provided herewith
                      the Sarbanes-Oxley Act of 2002, dated April 13, 2006

32.2                  Certification of Principal Accounting Officer Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002, dated April 13, 2006           Provided herewith

      (b)   Reports on Form 8-K:

      On February 24, 2006, the Company filed a Current Report on Form 8-K to disclose the transaction described below.

      On February 22, 2006, the Company closed two series of transactions having the effect of restructuring and extending the maturities of existing indebtedness of the Company and its wholly-owned subsidiaries. As a prelude to the transactions, the Company established a new wholly-owned subsidiary, Taladin.

      In the first series of transactions, Taladin secured financing in the aggregate amount of $600,000, which amount was utilized to acquire the existing indebtedness of Now Solutions, from WAMCO. The new financing, evidenced by two secured promissory notes, has a maturity date in the year 2011.

      In the second series of transactions, the Company and two of its subsidiaries (including Now Solutions) consolidated aggregate indebtedness in the amount of $1.75 million into three new promissory notes having maturities in the year 2018. The promissory notes payable by Now Solutions contain provisions requiring additional principal reductions in the event sales exceed certain financial thresholds.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees billed for professional services rendered by the Company's principal accounting firm, Weaver and Tidwell, L.L.P., were $90,000 and $75,000 for the audit of the Company's annual financial statements for the fiscal years ended 2005 and 2004, which included the reviews of the financial statements in the Company's Forms 10-QSB for the applicable fiscal year.

      Tax Fees. The principal accounting firm Weaver and Tidwell, L.L.P. did not provide any tax services in 2004. The aggregate fees billed in the fiscal year ended 2005 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $8,650 for the years ended 2005. The aggregate fees billed in the fiscal year ended 2004 for professional services rendered by BDO Seidman, LLP for tax advice, tax planning and tax return preparation were $11,050 for the fiscal year ended 2004. In addition, BDO Dunwoody LLP in Toronto billed 23,219 and 11,925 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2005 and 2004, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $10,667 and $3,427 and for tax advice and tax planning for the years ended 2005 and 2004, respectively.

      All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the either principal accountant was $0 and $0, respectively, for the fiscal years ended 2005 and 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VERTICAL COMPUTER SYSTEMS, INC.

April 13, 2006                            By:   /s/   Richard Wade
                                              ----------------------------
                                                 Richard Wade, President and
                                                 Chief Executive Officer



April 13, 2006                            By:   /s   David Braun
                                              ---------------------------
                                                 David Braun
                                                 Principal Accounting Officer

      In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.


                                           DIRECTORS:

April 13, 2006                            By:   /s/ Richard Wade
                                              ----------------------------
                                                 Richard Wade, Director


April 13, 2006                            By:   /s/ William Mills
                                              ----------------------------
                                                 William Mills, Director

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements

      Consolidated Balance Sheets                                           F-3
      Consolidated Statements of Operations                                 F-5
      Consolidated Statements of Stockholders' Equity                       F-6
      Consolidated Statements of Cash Flows                                 F-8

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2005, the Company had negative working capital of approximately $11.2 million, a stockholders' deficit of $15.1 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/     Weaver and Tidwell L.L.P.
---------------------------------

Fort Worth, Texas
April 5, 2006

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       -------------------------
                                                          2005          2004
                                                       -----------   -----------
Assets

Current assets:
  Cash                                                 $   285,366   $   330,780
  Securities available for sale                              2,760         9,128
  Accounts receivable, net of allowance for bad
    debts of $160,480 and $137,473                       1,011,806     1,325,114
  Other receivable                                         110,085       110,085
  Employee receivables                                      47,548        17,138
  Prepaid expenses and other assets                         83,046        23,789
                                                       -----------   -----------

Total current assets                                     1,540,611     1,816,034
                                                       -----------   -----------

Property and equipment, net of accumulated
  depreciation                                              96,703        82,824
Other intangibles, net                                     153,716       944,298
Deposits and other                                          10,372        10,373
                                                       -----------   -----------

Total assets                                           $ 1,801,402   $ 2,853,529
                                                       ===========   ===========

Liabilities, Convertible Preferred Stock and
  Stockholder's Deficit

Current liabilities:
  Accounts payable and accrued liabilities             $ 5,806,381   $ 6,113,310
  Deferred revenue                                       2,559,532     2,679,484
  Accrued income taxes                                      18,000        18,000
  Current portion-convertible debentures                   230,000        40,000
  Current portion-notes payable                          4,140,571     4,580,899
                                                       -----------   -----------

Total current liabilities                               12,754,484    13,431,693

Non current portion - Convertible debentures                    --       390,000
Non current portion - Notes payable                      1,190,734
Accrued dividends                                        2,913,712     2,313,712
                                                       -----------   -----------

Total liabilities                                      $16,858,930   $16,135,405
                                                       ===========   ===========

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                                                                        December 31,
                                                                ----------------------------
                                                                    2005           2004
                                                                ------------    ------------
Stockholders' Equity (Deficit)
  Series A 4% Convertible  Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 50,000 shares
    issued and outstanding;                                               50              50
  Series B 10% Convertible Preferred stock; $0.001 par value;
    375,000 shares authorized; 7,200 shares issued and
    outstanding;                                                      45,000          45,000
  Series C 4% Convertible Preferred stock; $100 par value;
    200,000 shares authorized; 50,000 shares issued and
    outstanding;                                                     350,000         350,000
  Series D 15% Convertible Preferred stock; $0.001 par value;
    300,000 shares authorized; 25,000 shares issued and
    outstanding;                                                     156,250         156,250

Common stock: $.00001 par value, 1,000,000,000 shares
  authorized 947,291,670 and 867,768,895 issued and
  outstanding                                                          9,473           8,678


  Additional paid-in capital                                      27,723,121      27,385,191
  Accumulated deficit                                            (43,474,248)    (41,367,483
  Accumulated other comprehensive income                             132,826         140,438
                                                                ------------    ------------

Total stockholders' deficit                                      (15,057,528)    (13,281,876
                                                                ------------    ------------

Total liabilities and stockholders' deficit                     $  1,801,402    $  2,853,529
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years ended December 31,
                                                              2005             2004
                                                         -------------    -------------
Revenues

      Licensing and maintenance                          $   5,126,271    $   5,457,258
      Consulting Services                                    1,227,306          818,033
      Other                                                    246,642          136,716
                                                         -------------    -------------

Total Revenues                                               6,600,219        6,412,007

Selling , general and administrative expenses                7,605,874        8,877,495

Goodwill Impairment                                                 --        1,760,000
                                                         -------------    -------------

Operating loss                                              (1,005,655)      (4,225,488)

Interest income                                                  3,950            2,010
Interest expense                                              (505,059)        (478,732)
                                                         -------------    -------------

Net loss before income taxes                                (1,506,764)      (4,702,210)

Income Tax Provision  (benefit)                                     --               --
                                                         -------------    -------------

Net loss                                                    (1,506,764)      (4,702,210)

Dividend applicable to preferred stock                        (600,000)        (600,000)
                                                         -------------    -------------

Net loss applicable to common stockholders               $  (2,106,764)   $  (5,302,210)
                                                         -------------    -------------


Basic and diluted loss per share                         $       (0.00)   $       (0.01)
                                                         -------------    -------------

Basic and diluted weighted average of common shares
      outstanding                                          888,580,402      853,830,749
                                                         -------------    -------------

Comprehensive loss and its components consist of the
      following:
      Net loss                                           $  (1,506,764)   $  (4,702,210)
      Unrealized loss on securities available for sale          (6,368)              --
      Translation adjustments                                   (1,244)            (422)

                                                         -------------    -------------
      Comprehensive loss                                 $  (1,514,376)   $  (4,702,632)
                                                         =============    =============

See accompanying notes to consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      Common Stock                Preferred Stock
                                               ----------------------------------------------------------
                                                  Shares        Amount        Shares          Amount
                                               ------------  ------------  ------------------------------
Balance at December 31, 2003                    799,272,301  $      7,993       132,200  $        551,300
Issuing common shares for :
         consulting services                      2,000,000            20
         legal services rendered                 10,000,000           100
         consulting services                      1,000,000            10
         consulting services                      2,000,000            20
         services rendered                          500,000             5
         Parnes agreement                         1,000,000            10
         loan renewals                            1,000,000            10
         financing fee on Farias note payable     5,000,000            50
         Arglen agreement                        20,000,000           200
         investment in MedData Solution           9,000,000            90
         loan renewals                            1,000,000            10
         penalty on loan payments                 5,000,000            50
Issuance of warrants for Farias note payable
Issuance of options for employment contracts
Issuing common shares for consulting services       250,000             3
Issuing common shares for debt forgiveness        1,170,424            12
Issuing common shares upon  conversion of
  convertible debentures                          1,076,170            11
Issuing common shares for loan amendment          2,000,000            20
Compensation for warrants granted  in the
  second quarter of 2004
Issuance of warrants for WAMCO extension
Issuing common shares for debt forgiveness        6,500,000            65
Compensation for warrants granted  in the
  fourth quarter of 2004
Net loss for the year ended December 31, 2004
Accrued dividends for preferred stock
Other comprehensive income
        Translation adjustment
        Unrealized gain on investment
                                               ----------------------------------------------------------
Balance at December 31, 2004                    867,768,895  $      8,678       132,200  $        551,300
                                               ==========================================================

                                                Additional                           Other
                                                 Paid-in       Accumulated       Comprehensive

                                                 Capital         Deficit             Income          Total
                                               ---------------------------------------------------------------
Balance at December 31, 2003                   $ 26,075,405  $    (36,065,274)  $        140,016  $ (9,290,560)
Issuing common shares for :
         consulting services                          5,980                                              6,000
         legal services rendered                     29,900                                             30,000
         consulting services                          2,990                                              3,000
         consulting services                          5,980                                              6,000
         services rendered                            1,495                                              1,500
         Parnes agreement                             2,990                                              3,000
         loan renewals                                2,990                                              3,000
         financing fee on Farias note payable        74,950                                             75,000
         Arglen agreement                           279,800                                            280,000
         investment in MedData Solution             134,910                                            135,000
         loan renewals                               13,990                                             14,000
         penalty on loan payments                   124,950                                            125,000
Issuance of warrants for Farias note payable        223,083                                            223,083
Issuance of options for employment contracts         83,494                                             83,494
Issuing common shares for consulting services         5,187                                              5,190
Issuing common shares for debt forgiveness           56,705                                             56,716
Issuing common shares upon  conversion of
  convertible debentures                             22,266                                             22,277
Issuing common shares for loan amendment             23,980                                             24,000
Compensation for warrants granted  in the
  second quarter of 2004                              6,185                                              6,185
Issuance of warrants for WAMCO extension             74,142                                             74,142
Issuing common shares for debt forgiveness           84,435                                             84,500
Compensation for warrants granted  in the
  fourth quarter of 2004                             49,385                                             49,385
Net loss for the year ended December 31, 2004                      (4,702,210)                      (4,702,210)
Accrued dividends for preferred stock                                (600,000)                        (600,000)
Other comprehensive income
        Translation adjustment                                                               422           422
        Unrealized gain on investment
                                               ---------------------------------------------------------------
Balance at December 31, 2004                   $ 27,385,191  $    (41,367,483)  $        140,438  $(13,281,876)
                                               ===============================================================

See accompanying notes to consolidated financial statements.

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       Common Stock                Preferred Stock
                                               ----------------------------  ----------------------------
                                                      Shares      Amount            Shares         Amount
                                               ----------------------------  ----------------------------
Balance at 12/31/04                              867,768,895  $       8,678  $     132,200  $     551,300

Issuing common shares for
 failure to make loan payments                     2,700,000             27

Issuing common shares for
 services to be rendered                           1,500,000             15

Issuing common shares for
 failure to file SB-2 Registration                 5,000,000             50

Issuing restricted stock,
net of cancellations                                      --             --

Issuing common shares upon
 conversion of convertible debentures             69,322,775            693

Conversion of warrants
 in the third quarter of 2005                      1,000,000             10

Net loss for the year ended December 31, 2005

Accrued dividends for preferred stock

Other comprehensive income
 translation adjustment

 Unrealized loss on investment
                                               ----------------------------------------------------------
Balance 12/31/05                                 947,291,670  $       9,473        132,200  $     551,300
                                               ==========================================================


                                                 Additional                       Other
                                                  Paid-in      Accumulated    Comprehensive
                                                  Capital        Deficit          Income          Total
                                               -----------------------------------------------------------
Balance at 12/31/04                            $  27,385,191  $ (41,367,483)  $     140,438  $ (13,281,876)

Issuing common shares for
 failure to make loan payments                        19,373                                    19,400

Issuing common shares for
 services to be rendered                               4,935                                     4,950

Issuing common shares for
 failure to file SB-2 Registration                    82,223                                    82,273

Issuing restricted stock,
net of cancellations                                   2,421                                     2,421

Issuing common shares upon
 conversion of convertible debentures                223,988                                   224,681

Conversion of warrants
 in the third quarter of 2005                          4,990                                     5,000

Net loss for the year ended December 31, 2005                  (1,506,764)                  (1,506,764)

Accrued dividends for preferred stock                            (600,000)                    (600,000)

Other comprehensive income
 translation adjustment                                                          (1,244)        (1,244)

 Unrealized loss on investment                                                   (6,368)        (6,368)
                                               -----------------------------------------------------------
Balance 12/31/05                               $  27,723,121  $ (43,474,248)  $     132,826  $ (15,057,528)
                                               ===========================================================

                See accompanying notes to consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended December 31,
                                                                --------------------------
                                                                    2005           2004
                                                                -----------    -----------
Cash flows from operating activities:

  Net loss                                                      $(1,506,764)   $(4,702,210)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                   850,490      1,267,848
    Goodwill Impairment                                                  --      1,760,000
    Write-off of MedData Solutions Investment                            --        135,000
    Non employee stock compensation                                 136,304        808,976
    Employee stock compensation expense                               2,421         83,494
    Allowance for bad debts                                          23,007         16,469
    Changes in operating assets and liabilities:
      Accounts receivable                                           290,301       (359,302)
      Receivable from officers and employees                        (30,410)        (6,226)
      Prepaid expenses                                              (59,257)       187,223
      Accounts payable and accrued liabilities                      865,913      1,084,874
      Deferred Revenue                                             (119,952)       187,799
                                                                -----------    -----------

Net cash provided by operating activities                           452,053        463,945

Cash flows from investing activities:
  Acquisition of minority interest in Now Solutions                      --       (877,000)
  Purchase of equipment                                             (73,787)       (46,112)
                                                                -----------    -----------

Net cash used in investing activities                               (73,787)      (923,112)

Cash flows from financing activities:
  Payment of convertible debentures                                      --        (10,000)
  Payment of note payable                                          (422,436)      (765,583)
  Proceeds from issuance of notes payable                                --        500,000
  Release of restricted cash                                             --        102,655
                                                                -----------    -----------

Net cash provided by (used in) financing activities                (422,436)      (172,928)

Effect of changes in exchange rates on cash                          (1,244)           422

Net increase (decrease) in cash and cash equivalents,               (45,414)      (631,674)

Cash and cash equivalents, beginning of period                      330,780        962,454
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $   285,366    $   330,780
                                                                ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest
    Interest                                                    $   228,234    $   189,913
                                                                ===========    ===========

  Non-cash investing and financing activities:
    Conversion of convertible debentures and accrued interest       224,681             --
    Conversion of accounts payable and accrued liabilities to
    notes payable                                                 1,148,161             --
    Common stock and debt issued for acquisitions               $        --      1,018,000
                                                                ===========    ===========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Vertical Computer Systems, Inc. (the "Company") was incorporated under the laws of State of Delaware in April 1993. The Company is a multinational provider of administrative software services, Internet core technologies, and derivative software application products through its distribution network. The Company's business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling its products and services. The Company is operating one business segment.

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. ("ENF"), which is inactive; Globalfare.com, Inc. ("GFI"), which is inactive; Pointmail.com, Inc. ("PMI"), which is nactive; Scientific Fuel, Inc. ("SFI"), which is inactive inactive ; "Vertical Internet Solutions ("VIS"), which is inactive; Now Solutions, Inc. ("Now Solutions"); Taladin, Inc. ("Taladin"), a newly established entity with minor activities which is an 81.5% owned subsidiary of Government Internet Systems, Inc. ("GIS"); and GIS, which is a newly established entity with minor activities. To date, the Company has generated revenues primarily from software license, consulting fees and maintenance agreements from Now Solutions, its 100% owned subsidiary.

Going Concern Uncertainty

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at December 31, 2005 was $15.1 million. Additionally, at December 31, 2005, the Company negative working capital of approximately $11.2 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and with Emerging Issues Task Force ("EITF") No 00-21, "Revenue Arrangement with Multiple Deliverables."

Deferred revenue on maintenance contracts represent cash received in advance, which is recognized over the life of the contact.

In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue from license of computer software up-front, provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exist.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 ("SFAS No 142"), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During 2005, there was no impairment of goodwill since all goodwill had been written off.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2005 and 2004, no costs were capitalized.

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

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, "Earnings per Share", which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings
(loss) per share. As of December 31, 2005 and 2004, all outstanding convertible debts and warrants and options outstanding were not included in the calculation of diluted loss per share because they were anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, valuation allowance for deferred tax assets, impairment of long-lived assets and intangible and the valuation of warrants and restricted stock grants. Actual results could materially differ from those estimates.

Advertising and Tradeshow Costs

The Company expenses advertising and tradeshow costs when incurred. Advertising and tradeshow costs for the year ended December 31, 2005 and 2004 were approximately $206,000 and $189,000, respectively. Now Solutions accounted for 100% of such costs.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No 01-14 "Income Statement Characterization of Reimbursements Received for Out of
Pocket Expense Incurred."

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that the goodwill was impaired during the years ended December 31, 2004 and 2003 and, to date, all goodwill was written off.

Adoption of FIN No. 45

In November 2002, FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand fathered and will not be recognized on the balance sheet. The adoption of this standard had no effect.

Adoption of SFAS No. 150

In May 2003, FASB issued Statement No. 150 ("SFAS No. 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on July 1, 2003.

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

New Accounting Announcements Not Adopted Yet

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities that are Small Business Issuers, this Statement is effective for the first annual period beginning after December 15, 2005. The Company will adopt this Statement in the beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes

On February 28, 2001, the Company acquired 60% of equity interest in Now Solutions, a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 shares of the Company's common stock at a purchase price of $0.08 per share were granted to Arglen Acquisitions, LLC ("Arglen"). Arglen negotiated Now Solutions' purchase of Ross Systems ("Ross") assets related to its Payroll/Human Resources product including all equipment, software and maintenance agreements. Based on the Black Scholes Option Pricing Model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly. In addition, Arglen and Stephen Parnes received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction. Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions. In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions held by Stephen Parnes for $77,000 and 1,000,000 unregistered shares of Company common stock, subject to terms and a lock-up agreement. This transaction resulted in the Company recognizing $80,000 of goodwill, which was written-off in 2004. The Company and Arglen settled their arbitration and litigation in December 2003. In February 2004, in connection with the settlement, the Company purchased Arglen's 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to terms and a lock-up agreement. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. The $1,400,000 was payable as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest on the note at the rate of 10% from its inception. The note was in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

Pursuant to the December 2003 settlement agreement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were originally granted to Arglen in connection with the Company's acquisition of 60% of equity interest in Now Solutions. In December 2004, the Company recorded the expense of issuing 5,000,000

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were due pursuant to the settlement agreement whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a SB2 registration statement within 180 days from the closing date of the settlement.

The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), and payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. At December 31, 2005, the past due balance of the note outstanding was $750,000.

Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit ("Coast") to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast, issued by Now Solutions, in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 32, Ltd. ("WAMCO"), purchased the loan. As of December 31, 2005, the outstanding principal balance due on the $5.5 million note was $865,302. In August 2003, WAMCO agreed to extend the due date of the note from February 28, 2004 to August 28, 2004.

In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and earnings before interest, taxes, depreciation & amortization ("EBITDA") of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. Since Now Solutions did not qualify for reduced payments, the note became payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note was paid. In connection with the amendment, Now Solutions was required to pay WAMCO 5% of Now Solutions' revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the common stock Company at an exercise price of $0.03 per share or by cashless exercise, at the holder's election. The warrants are subject to "piggy back" registration rights and a lock-up agreement. Now Solutions had made all interest payments as of December 31, 2005 but was $865,302 delinquent in principal payments. For an update of this discussion since fiscal year-end, please see "Subsequent Events" under Note 16.

In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company's deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which was $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of loan agreements. The Company's remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes were due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber forgives all of the Company's outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Weber were cancelled. The $215,000 note to Weber was outstanding at December 31, 2005.

For  additional   information   concerning  details  of  the  legal  proceedings
concerning the Company, Now Solutions, Ross, Arglen, and Gary Gyselen, a principal of Arglen and former Chairman of Now Solutions, please see Note 15.

Note 4.  Investments

During 2002, the Company sold 766,733 eResource Capital Group ("RCG") shares for $81,266 and recorded a realized loss of $91,922. The remaining 33,267 RCG shares were adjusted into 4,610 shares for the 7-for-1 reverse stock split by RCG in 2002. IN 2005, OneTravel Holdings ("OTH"), the successor of RCG effected a 1-for-10 reverse stock split. Consequently, the number of shares of OTH held by the Company is 461 shares.

During 2000, the Company paid $250,000 to acquire a 30% interest in TranStar Systems, Inc. ("TranStar"), formerly Apollo Industries, Inc., a company that is in the process of developing smart card technology. The Company accounted for the investment under the equity method of accounting and recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In 2001, the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recouped, the Company shall receive 1% of all Apollo sales, up to a maximum of $30,000 per year. The royalty agreement expires October 2020. At December 31, 2001, due to the uncertainty regarding the recovery of the royalty, the Company wrote off the $25,000. In April 2001, the Company loaned Apollo $24,000, which was due on June 30, 2001 and an additional $24,000, which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo for each of the two loans. In April 2003, the Company and TranStar agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the notes, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party. In August 2004, the Company accepted $8,000 toward full payment of the April 2001 Note and returned 500,000 shares of TranStar common stock being held as collateral.

Also in April 2003, the Company and Mike Radlovic ("Radlovic") entered into an agreement whereby Radlovic would purchase the Company's interest in TranStar. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock owned by Radlovic. Radlovic is the President, CEO, and a stockholder of TranStar. As of December 31, 2003, the investment in notes receivable and all advances to TranStar have been fully reserved.

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

Note 5.  Related Party Transactions

During the years ended December 31, 2002 and 2001, the Company paid Parker, Mills & Patel LLP ("PMP"), its former general legal counsel, approximately $4,000 and $133,371 in exchange for consideration for legal services rendered. The Company issued 2,621,622 shares of common stock in July 2001 and 1,560,000 shares of common stock in November 2001 with an aggregate value of $121,000 to William Mills of PMP for partial payment of legal services. The 2,612,622 shares and 1,560,000 shares were pursuant to an S-8 registration statement filed on November 8, 2001. Also, during 2001, PMP made advances of approximately $30,000 to third party vendors on behalf of the Company. In exchange, PMP received a 6% promissory note due January 2002 and three-year warrants to purchase 300,000 shares of common stock at a purchase price of $0.014 per share, which expired in November 2004. In October 2005, the parties entered into a settlement agreement regarding a lawsuit filed by PMP in January 2005. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. For additional detail on the legal proceedings and settlement, please see "Litigation" under Note 15 of the Notes to Consolidated Financials Statements. Mr. Mills is a partner at PMP and a director of the Company.

In August 2002, Mountain Reservoir Corporation ("Mountain Reservoir") pledged 10,000,000 shares of common stock to secure a loan of $25,000 to the Company, which issued a $25,000 note payable on August 7, 2002 bearing interest at 12% per annum, and was due July 1, 2005. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

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

Also in January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. In exchange for amending the payment terms, the Company issued 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000) and Now Solutions agreed to pay a 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to a maximum of $200,000. In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000 pursuant to the amendment. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. The note is in default. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC ("CW International").

In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions bearing interest at 10% per annum, secured by its assets. In connection with the loan, Now Solutions agreed to pay Mr. Farias a 5% royalty on any sales by Now Solutions over $8,000,000 up to a maximum of $500,000. In connection with the loan, the Company issued (i) 5-year warrants to purchase 5,000,000 shares of common stock at $0.01 per share; (ii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.02 per share;
(iii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share; (iii) a total of 10,000,000 unregistered shares of common stock of the Company. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. During 2004 and 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and replaced by a $359,560 note issued to Tara Financial Services, Inc. ("Tara Financial"). For additional details on the refinanced note, please see "Subsequent Events" under Note 16 of the Notes to Consolidated Financials Statements. Robert Farias is a director of Now Solutions.

In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, with principal and interest due on June 1, 2002 was amended whereby the assets of Now Solutions secured the note. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and the outstanding debt was included under a $955,103 note payable issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended. The $280,000 note was secured by the asset of Now Solutions and by the SiteFlash(TM) technology owned by the Company. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was replaced with a $438,795 note issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

In February 2004, the note payable in the amount of $181,583 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. The note was also secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. For additional details on the note, please see "Notes Payable and Convertible Debts" under Note 10 of the Notes to Consolidated Financials Statements. In February 2006, this note was cancelled and the outstanding debt was included under a $955,103 note payable issued to Tara Financial. For additional details on the refinanced note, please see "Subsequent Events" under Note 16. Robert Farias is a director of Now Solutions.

In February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from Robert Farias. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to "piggy-back" registration rights. As of March 31, 2004, the transaction was fully reserved. Robert Farias is a director of Now Solutions.

In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash(TM) technology to Basix1 for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation
Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Charles Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions and the President of Taladin.

In October 2004, the Company and Stephen Rossetti agreed to amend the terms of a consulting agreement and the $7,500 promissory note issued in May 2003. Pursuant to the terms of the amendment, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500), as full payment for services rendered under the consulting agreement and the $7,500 note, which has been cancelled. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

In January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International's efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

In May 2005, Now Solutions and Robert Farias entered into an agreement whereby Mr. Farias' would provide consulting and design specification services. Pursuant to this agreement, Mr. Farias shall receive an hourly fee and 2% of all sales of the Now Solutions' products specifically designed and sold within the context of the agreement up to the earlier of either (a) four (4) years after the execution of this Agreement or (b) Contractor's receipt of one million dollars ($1,000,000) in commissions. In December 2005, Now Solutions assigned this agreement to Taladin. Mr. Farias is a director of Now Solutions, a wholly-owned subsidiary of the Company.

In August 2005, Mr. Salz made a $5,000 payment to a third party pursuant to an agreement and promissory note on the Company's behalf. Mr. Salz is the Company's corporate counsel.

In September 2005, Now Solutions entered into a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.


Note 6.  Other Intangible Assets

Other intangible assets are as follows:
                                                      2005             2004
                                                  ------------     ------------

Purchased software source code                    $  4,753,972     $  4,753,972
Other amortizable intangible assets                    305,337          305,337
Accumulated amortization                            (4,905,593)      (4,115,011)
                                                  ------------     ------------
Net other intangible assets                       $    153,716     $    944,298
                                                  ============     ============

In 2004, goodwill associated with the purchase of the minority interests in Now Solutions of $1,760,000 was considered fully impaired.

In accordance with SFAS No 142, the Company amortized intangible assets other than goodwill on a straight-line basis over their estimated useful lives of five years. For the years ended December 31, 2005 and 2004, respectively, amortization expense consists of the following:

                                                     2005             2004
                                                  ------------     ------------
Software source code                              $    763,440     $  1,012,274
Other purchased intangible assets                       27,142           94,763
                                                  ------------     ------------
Total                                             $    790,582    $   1,107,037
                                                  ============     ============

The estimated amortization expense for the succeeding year is as follows:

Years ending December 31

        2006                                                      $     153,716
                                                                  -------------
        Total                                                     $     153,716
                                                                  =============

Note 7.  Property and Equipment

Property and equipment consist of the following:

                                                     2005             2004
                                                  ------------     ------------
Equipment                                         $    822,960     $    749,173
Leasehold improvements                                  87,712           87,712
Furniture and fixtures                                  40,803           40,803
                                                  ------------     ------------
Total                                                  951,475          877,688

Accumulated depreciation                              (854,772)        (794,864)
                                                  ------------     ------------
                                                  $     96,703     $     82,824
                                                  ============     ============

Depreciation expense for the years ended December 31, 2005 and 2004 was $59,908 and $160,811, respectively.


Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

                                                     2005             2004
                                                  ------------     ------------
Accounts payable                                  $  1,398,486     $  2,304,960
Accrued payroll                                      1,733,573        1,536,840
Accrued payroll tax and penalties                      706,424          698,172
Accrued liabilities                                  1,967,898        1,538,338
                                                  ------------     ------------
                                                  $  5,806,381     $  6,078,310
                                                  ============     ============

Note 9.  Other Receivable

Other receivable of $110,085 and $110,085 at December 31, 2005 and 2004 represent the amounts due from Ross for Now Solutions customer prepayments on maintenance contracts for the period subsequent to the acquisition. Now Solutions and Ross reached a mutual agreement to offset a $250,000 note payable due to Ross in 2002 against the other receivable of $419,489 due from Ross at the end of 2001. Now Solutions withheld its payment to Ross on the remaining $750,000 that was due in February 2003 and gave notice to Ross of Now Solutions' claim of offset against unpaid maintenance fees in February 2003. The parties are currently involved in litigation concerning the withholding of the $750,000 by Now Solutions and Now Solutions' claim of offset against unpaid maintenance fees, plus additional damages in connection with Now Solutions' claims of Ross' breach of the asset purchase agreement. For further information concerning details of the legal proceedings concerning the Company, Now Solutions, and Ross, please see Note 15.

Note 10.  Notes Payable and Convertible Debts


                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------

The $5.5  million  note  payable,  issued by Now
Solutions  to Coast and  purchased  by WAMCO was
amended in June 2004. Pursuant to the amendment,
the interest was changed to 9% per annum and the
$1,304,766  outstanding  principal balance shall
be payable as follows: (a) $91,667 principal per
month, plus interest commencing on June 30, 2004
and continuing on each succeeding  month through
September  30, 2004;  (b) $7,500  principal  per
month, plus interest,  commencing on October 31,
2004 and  continuing  on each  succeeding  month
through January 31, 2005; (c) providing that Now
Solutions has achieved  revenues of $7.5 million
and EBITDA of not less than  $2,200,000  for the
fiscal year 2004,  $7,500  principal  per month,
plus  interest,  commencing on February 28, 2005
and   continuing   on  the   last  day  of  each
succeeding  month until June 30,  2005;  and (d)
$91,667   principal  per  month  plus  interest,
commencing  on July 31, 2005 and  continuing  on
each succeeding month until the note is paid. In
the event Now  Solutions  does not  qualify  for
reduced  payments,  the note will be  payable in
the amount of $91,667  principal per month, plus
interest,  commencing  on February  28, 2005 and
continuing  on the last  day of each  succeeding
month until the note is paid.  For the months of
May,  June,  July and August  2005,  the Company
paid to WAMCO  $60,000 of principal and interest
per  month at an  interest  rate of 11%  without
prejudice  subject  to  final  negotiation  with
WAMCO. Now Solutions made all interest  payments
as of December  31,  2005.  As of  December  31,
2005, the $865,302  balance was  delinquent.  In
February  2006,   WAMCO  assigned  the  note  to
Taladin. For more details, see Subsequent Events
in Note 16.                                        $    865,302     $  1,190,601

Note payable to Ross issued by Now  Solutions in
the amount of $1,000,000.  The note is unsecured
and non-interest  bearing. The note was recorded
at a discount  (which will be amortized over the
life of the  note),  payments  of  $250,000  and
$750,000  to be due in  February  2002 and 2003,
respectively.  If  a  payment  is  not  received
within  three  days from the due date,  the note
will begin to bear interest at 10% per annum. In
2002,  Now  Solutions  offset  $250,000  payment
through its receivable from Ross in terms of the
agreement  between Now Solutions  and Ross.  See
also  Note  15 for  information  concerning  the
legal  proceedings  between  the  Company,   Now
Solutions and Ross.                                     750,000          750,000

Note  payable in the amount of $27,558 to PMP, a
related party, bearing interest at 6% per annum,
unsecured, principal and interest due at January
2002.  In January  2005,  PMP filed a lawsuit in
Los  Angeles   Superior  Court  to  collect  the
outstanding  balance  of  $23,974  due under the
promissory  note  issued to them by the  Company
and for  failure  to pay fees  for  professional
services  in the amount of $89,930  rendered  to
the Company, plus interest. In October 2005, the
parties  entered  into a  settlement  agreement.
Pursuant  to the  terms of the  settlement,  the
Company  issued a promissory  note to PMP in the
amount  of  $75,000  with  a  maturity  date  of
January 31, 2008,  bearing interest at a rate of
6% per  annum,  which  shall  be paid  in  equal
monthly  installments  of  $  3,125,   beginning
February  1, 2006 for a period of 24 months.  In
connection with the settlement,  the lawsuit was
dismissed   and  the   $27,558   note  has  been
cancelled.  Mr.  Mills is a partner of PMP and a
Director of the Company.                                     --           23,974

Note  payable  in the  amount  of  $31,859  to a
third-party  lender,   bearing  interest  at  an
amount to be negotiated,  principal and interest
due on demand.                                           31,859           31,859

Notes  payable  in the  amount of  $27,000  to a
third-party, payable upon demand.                        27,000           27,000

Note  payable  to a  third-party  lender  in the
amount of a $239,004 bearing interest at 13% per
annum and unsecured, with a $65,000 payment made
in  December  2002,   commencing   with  monthly
payment of $7,500  beginning in March 2003. This
note was issued in 2002 to  replace  the note of
$211,137  issued in August 2001 to a third-party
lender,  bearing  interest at 12% per annum.  In
March 2003, the note was amended and the Company
agreed  to  pay  the   interest   and   expenses
responsible by the lender for a third-party loan
secured on the lender's behalf instead of paying
to the  lender and the  Company  agreed to begin
making monthly  payment of $7,500,  beginning on
June  1,  2003.  Pursuant  to the  extension  in
December  2003, the Company was required to make
monthly   installment    payments   of   $7,500,
beginning on February 1, 2004, until the balance
under the note has been paid.  The note has been
in default since February 1, 2004.                      161,504          167,141

Note  payable  in the  amount  of  $50,000  to a
third-party  lender,  bearing  no  interest.  In
March  2003,   the  parties   entered   into  an
amendment,  whereby the parties agreed to accrue
interest  beginning  in October  2002 at 12% per
annum.  The parties also agreed that the Company
would make monthly payments of accrued interests
beginning  in April 2003 and  monthly  principal
payment of $5,000  beginning  in July  2003.  In
connection  with the note,  the  Company  issued
three-year warrants to purchase 1,200,000 shares
of its  common  stock at a price of  $0.003  per
share.  In May  2005,  the  Company  and a third
party lender  amended the terms of the note. Any
existing default on the note was waived, and the
Company agreed to commence  monthly  payments to
the lender of $2,500 in June 2005,  which  would
be raised to $4,000  beginning in October  2005,
and to pay the  lender's  reasonable  attorney's
fees.  In  connection  with  the  agreement  the
Company issued 600,000 shares of common stock of
the Company  (at a fair market  value of $9,000)
to the lender and warrants to purchase 1,200,000
shares  of  the   Company   common   stock  were
cancelled   by  the   lender.   The  Company  is
currently  in default of the  agreement  for the
August 2005 through March 2006 payments.                 47,784           47,180

Note  payable  in the  amount  of  $50,000  to a
third-party lender, bearing interest at the rate
of 12% per annum.  In March  2003,  the  parties
entered into an  amendment,  whereby the parties
agreed to pay accrued  interest in the amount of
$4,200 for this note and to extend the  maturity
date to June 1,  2004.  Beginning  in July 2003,
the above interest  payments were to be replaced
with a monthly  installment  payment  of $5,000,
with the initial  payments  applied first to the
$25,000  note  (issued  below)  and  then to the
$50,000 note. In connection  with the amendment,
the  Company  issued   three-year   warrants  to
purchase 1,500,000 shares of its common stock at
a price of $0.004 per  share.  The note has been
in default since April 1, 2003.                          50,000           50,000

Note  payable  in the  amount  of  $25,000  to a
third-party lender,  bearing interest at 12% per
annum,  secured  by  10,000,000  shares  of  the
Company's   common   stock  that  are  owned  by
Mountain  Reservoir  due in  December  2002.  In
March  2003,   the  parties   entered   into  an
amendment.   Pursuant  to  the  amendment,   the
Company  agreed to pay  accrued  interest in the
amount of $1,170 for this $25,000 note and amend
the due date to July 1, 2005.  Beginning in July
2003,  the  above  interest  payments  shall  be
replaced  with  monthly  payments of $5,000 with
the  initial   payments  applied  first  to  the
$25,000 note and then to the $50,000 (the above)
note issued.  The note has been in default since
April 1, 2003.                                           12,583           12,583

Note payable in the amount of $280,000,  bearing
interest  at 4% per annum  and  issued to Robert
Farias on October 31,  2001,  was amended by the
parties   in  March   2003.   Pursuant   to  the
amendment,  the payment of  principal  was to be
paid in  monthly  installments  in the amount of
$5,000,  which was to be replaced  with  monthly
payments of $10,000  beginning in January  2004.
All  interest  was due on the day the  principal
was to be  paid in  full.  In  exchange  for the
extensions,  the  interest  rate  accrued at the
rate of 12% from  the date the note was  issued.
In February  2004,  the  Company and Mr.  Farias
amended the $280,000  note issued to Mr.  Farias
on October 31, 2001 and the $181,583 note issued
to Mr.  Farias on October 17, 2002.  Any default
on  these  notes  was  waived,  and the  Company
agreed to make the  following  payments on these
notes:  (i)  $20,000,  which was paid toward the
$181,583  note on February 20, 2004;  (ii) fifty
percent (50%) of the remaining  past-due amounts
by March 20, 2004;  and (iii) the all  remaining
past-due  amounts to bring the notes  current by
April 20, 2004. In the event the Company did not
pay the  amounts  in a timely  manner,  then all
amounts   still  owing  under  these  notes  was
considered  in default and the  following  shall
applied:  (i) all such  remaining  amounts  were
added  to the  secured  loan  amounts  and  were
subject  to the  security  interest  and  pledge
agreements  under the  $84,000  promissory  note
issued by the Company's subsidiary,  EnFacet, to
Mr.  Farias on June 1,  2001;  (ii) the  $14,640
monthly  payments  to be made under the  $84,000
note  were to be  applied  to the  $280,000  and
$181,583  notes  until  these  notes are paid in
full;  and (iii) with  respect to cash  proceeds
Now  Solutions  might  have  received  due  to a
capital infusion or upfront  licensing fees from
a reseller  that was outside its normal scope of
business  (i.e.,  not part of software  sales in
the regular  course of business),  Now Solutions
was  required  to  pay  50%  of  such   proceeds
remaining after the $500,000 note payable issued
by Now  Solutions to Mr.  Farias on February 13,
2004 had been paid in full  toward the  $280,000
and  $181,583  notes  if  the  Company  was  not
current in its  payments.  The $280,000 note was
also secured by  SiteFlash(TM)  technology owned
by the Company.  In February 2006, this note was
replaced  with a  $438,795  note  issued to Tara
Financial.   For   additional   details  on  the
refinanced note, please see "Subsequent  Events"
under Note 16.  Robert  Farias is a director  of
Now Solutions.                                          237,626          237,626

Note payable in the amount of $181,583 issued to
Robert  Farias,  bearing  interest  at  12%  per
annum, was to be paid as follows: (i) an initial
installment of $10,000  payable upon  execution;
(ii)   monthly   payment  of  $5,000   beginning
November  5,  2002  and  (iii)  monthly  $10,000
payment beginning May 15, 2003 until all amounts
under the note have been paid in full. This note
was  issued  to  replace  two  notes  previously
issued; each had outstanding balance of $100,000
at December  31,  2001.  In February  2004,  the
Company and Mr. Farias amended the $280,000 note
issued to Mr. Farias on October 31, 2001 and the
$181,583  note  issued to Mr.  Farias on October
17, 2002. Any default on these notes was waived,
and the  Company  agreed  to make the  following
payments on these notes: (i) $20,000,  which was
paid toward the  $181,583  note on February  20,
2004;  (ii) fifty percent (50%) of the remaining
past-due  amounts by March 20,  2004;  and (iii)
all  remaining  past-due  amounts  to bring  the
notes  current by April 20,  2004.  In the event
the  Company did not pay the amounts in a timely
manner, then all amounts still owing under these
notes  was   considered   in  default   and  the
following   applied:   (i)  all  such  remaining
amounts  were added to the secured  loan amounts
and were  subject to the  security  interest and
pledge  agreements under the $84,000  promissory
note   issued  by  the   Company's   subsidiary,
EnFacet, to Mr. Farias on June 1, 2001; (ii) the
$14,640  monthly  payments  to be made under the
$84,000  note were  applied to the  $280,000 and
$181,583 notes until these notes were to be paid
in full; and (iii) with respect to cash proceeds
Now  Solutions  might  have  received  due  to a
capital infusion or upfront  licensing fees from
a reseller  that is outside its normal  scope of
business  (i.e.,  not part of software  sales in
the regular  course of business),  Now Solutions
was  required  to  pay  50%  of  such   proceeds
remaining after the $500,000 note payable issued
by Now  Solutions to Mr.  Farias on February 13,
2004 had been paid in full  toward the  $280,000
and  $181,583  notes  if  the  Company  was  not
current in its payments. The note was secured by
10,450,000  shares of the Company's common stock
that are owned by  Mountain  Reservoir  to cover
any   shortfall.   Mountain   Reservoir   is   a
corporation  controlled  by the W5 Family Trust.
Mr. Wade,  the President and CEO of the Company,
is  the  trustee  of  the W5  Family  Trust.  In
February  2006,  this note was cancelled and the
outstanding  debt was included  under a $955,103
note  payable  issued  to  Tara  Financial.  For
additional   details  on  the  refinanced  note,
please see  "Subsequent  Events"  under Note 16.
Robert  Farias is a director  of Now  Solutions.
Robert Farias is a director of Now Solutions.           108,034          108,034

The Company  pledged its  interest in a $215,000
note issued by Now  Solutions  to the Company to
secure this note and the $100,000,  $40,000, and
$50,000 notes issued to Victor Weber and $25,000
in  expense  paid  by  Weber  on  behalf  of the
Company  that were  included  in trade  accounts
payable,  who had the option to have the Company
assign the $215,000 note to Weber  provided that
Weber   cancels   all   three   notes   and  the
outstanding  $25,000 in accounts payable.  Weber
elected to make this assignment in January 2004.
At that time,  all other  notes and debt owed to
Weber were cancelled. Mr. Weber is the President
and  a  Director  of  GIS  and  a  member  of CW
International. The note is in default.                  215,000          215,000

Note payable in the amount of $350,000 issued by
EnFacet  to  a   third-party   lender,   bearing
interest at 8% per annum, unsecured,  and due on
February  28,   2003.   EnFacet  is  in  default
subsequent  to December  31,  2002.  In February
2004,  the  parties  amended  the  terms  of the
notes.  Pursuant to the  amendment,  the parties
waived any defaults on the notes and agreed that
the notes were to be paid as  follows:  once the
Company's  subsidiary,  Now Solutions,  had paid
off the entire  balance  due under the  $500,000
Note  issued  by  Now  Solutions  to  Farias  on
February 13, 2004, 84% of any remaining  amounts
from the final  $91,500  installment  payment on
the  $500,000  note issued by Now  Solutions  to
Robert  Farias on February  13,  2004,  would be
applied to the $350,000  and $90,000  notes on a
pro-rata basis.  Thereafter,  the Company was to
make  monthly  principal   payments  of  $76,860
applied on a pro-rata  basis toward the $350,000
and  $90,000  notes  until all  monies due under
these notes were paid.  In  connection  with the
amendment, Now Solutions entered into a security
agreement with the lender to guarantee the note.
In February  2006,  this note was  cancelled and
the  outstanding   debt  was  included  under  a
$955,103 note payable issued to Tara  Financial.
For additional  details on the refinanced  note,
please see  "Subsequent  Events"  under Note 16.
Robert  Farias is a director  of Now  Solutions.        350,000          350,000

Note  payable in the amount  $25,000  promissory
note,  bearing  interest  at 10% per annum,  was
issued  in  April  2003 to a  consultant  of the
Company's  subsidiary,  EnFacet,  Inc., for past
services  rendered.   The  note  is  payable  in
monthly  $1,000  installments  beginning  in May
2003   to  be   replaced   by   $2,000   monthly
installments beginning in October 2003. The note
is in default.                                           25,000           25,000

Note  payable in the amount of $17,500,  bearing
no   interest   to  a   third-party   lender  in
consideration   of  a  loan  in  the  amount  of
$15,000,  was due in June  2003.  In  connection
with the note, the Company paid a commitment fee
of  $2,500  and  issued  five-year  warrants  to
purchase  250,000  shares of common stock of the
Company  at an  exercise  price of  $0.0075  per
share to the lender. In connection with this and
another  loan  for  $15,000  (see  below),   the
Company  also  issued   five-year   warrants  to
purchase  250,000  shares of common stock of the
Company  at an  exercise  price of  $0.0075  per
share to a third-party  consultant.  In February
2004, the parties amended the terms of the loan.
The lender waived any default on the note and in
exchange the Company issued 500,000 unregistered
shares  of the  Company  common  stock  to  each
lender (at a total fair market value of $7,000),
and to pay  $8,750 by March 31,  2004 and $8,750
plus all  accrued  interest  by April  30,  2004
under the note. This note is in default.                 11,000           11,000

Note  payable in the amount of $17,500,  bearing
no   interest   to  a   third-party   lender  in
consideration   of  a  loan  in  the  amount  of
$15,000,  was due in June  2003.  In  connection
with the note, the Company paid a commitment fee
of  $2,500  and  issued  five-year  warrants  to
purchase  250,000  shares of common stock of the
Company  at an  exercise  price of  $0.0075  per
share to the lender. In connection with this and
another  loan  for  $15,000  (see  above),   the
Company  also  issued   five-year   warrants  to
purchase  250,000  shares of common stock of the
Company  at an  exercise  price of  $0.0075  per
share to a third-party  consultant.  In February
2004, the parties amended the terms of the loan.
The lender waived any default on the note and in
exchange the Company issued 500,000 unregistered
shares  of the  Company  common  stock  to  each
lender (at a total fair market value of $7,000),
and to pay  $8,750 by March 31,  2004 and $8,750
plus all  accrued  interest  by April  30,  2004
under the note. This note is in default.                 11,000           11,000

Note payable in the amount of $10,000  issued by
EnFacet  to  a   third-party   lender,   bearing
interest  at  8%  per  annum,  unsecured,   with
principal  and  interest  due on June  1,  2002.
EnFacet has been in default  since  December 31,
2002.                                                    10,000           10,000

Note payable in the amount of $84,000  issued by
EnFacet  to Robert  Farias,  dated June 1, 2001,
bearing  interest  at 8% per  annum,  unsecured,
with principal and interest due on June 1, 2002.
EnFacet was in default at December 31, 2002.  In
March  2003,   both  parties   entered  into  an
amendment.  Pursuant to the  amendment,  the due
date was  extended to March 17, 2004 in exchange
for  increasing the interest rate from 8% to 12%
at which  interest was accrued from the date the
note was  issued.  In  addition,  EnFacet was to
make monthly  payments of $1,000  commencing  in
April 2003.  In February  2004,  the Company and
Robert  Farias  waived any  defaults on the note
and  agreed  that the note  would be  payable as
follows:  once  the  Company's  subsidiary,  Now
Solutions,  had paid off the entire  balance due
under the $500,000  note issued by Now Solutions
to  Farias  on  February  13,  2004,  16% of any
remaining   amounts   from  the  final   $91,500
installment  payment on the $500,000  note would
be applied to the $84,000 note. Thereafter,  the
Company  or,  at  the  Company's   option,   Now
Solutions,   was  to  make   monthly   principal
payments of $14,640  beginning  on the first day
of the  following  month  until all  monies  due
under  the  $84,000  note  had  been  paid.   In
connection  with the  amendment,  Now  Solutions
entered  into  a  security  agreement  with  the
lender to guarantee the note. In February  2006,
this note was cancelled and the outstanding debt
was  included  under  a  $955,103  note  payable
issued to Tara Financial. For additional details
on the refinanced  note,  please see "Subsequent
Events"  under  Note  16.  Robert  Farias  is  a
director of Now  Solutions.  Robert  Farias is a
director  of  Now   Solutions,   a  wholly-owned
subsidiary of the Company.                               84,000           84,000

Note  payable  in the  amount of  $10,365  dated
January 17, 2003  bearing an interest of 10% per
annum,   with  principal  and  interest  due  on
December 5, 2003. $3,000 in payments was made on
this note in 2003. This note is in default.               7,365            7,365

Note  payable  in the  amount of  $23,030  dated
March 21,  2003  bearing an  interest of 12% per
annum,  with principal and interest due on April
21, 2004. This note is in default.                       23,030           23,030

Note payable in the amount of $90,000 dated June
26, 2003 to a third-party bearing an interest of
10% annum,  with  principal  and interest due on
March 28, 2004.  In February  2004,  the parties
amended  the terms of the note.  Pursuant to the
amendment,  the parties  waived any  defaults on
the note  and  agreed  that  the  note  would be
payable   as   follows:   Once   the   Company's
subsidiary,  Now  Solutions,  had  paid  off the
entire  balance  due  under  the  $500,000  note
issued  by  Now   Solutions  to  Mr.  Farias  on
February 13, 2004, 84% of any remaining  amounts
from the final  $91,500  installment  payment on
the  $500,000  note issued by Now  Solutions  to
Robert  Farias on February  13,  2004,  would be
applied to the $350,000  and $90,000  notes on a
pro-rata  basis.  Thereafter,  the Company would
continue to make monthly  principal  payments of
$76,860  applied  on a  pro-rata  basis  to  the
$350,000 and $90,000  notes until all monies due
under these notes had been paid.  In  connection
with the amendment, Now Solutions entered into a
security  agreement with the lender to guarantee
the  note.  In  February  2006,  this  note  was
cancelled and the outstanding  debt was included
under a  $955,103  note  payable  issued to Tara
Financial.   For   additional   details  on  the
refinanced note, please see "Subsequent  Events"
under Note 16.  Robert  Farias is a director  of
Now Solutions.                                           90,000           90,000

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
This note is in default.                                 60,006           60,006

Note Payable in the amount of $40,000  issued by
GIS to a  third-party  dated  November 19, 2003,
bearing  an  interest  of 10%  per  annum,  with
principal and interest due on November 19, 2004.
The  Company  agreed  to issue a 1.5%  ownership
interest   of   its   subsidiary,   GIS  to  the
third-party  in  connection  with this note.  In
addition, the lender will be entitled to receive
a 1.5%  royalty on net sales of  products by GIS
in the  United  States  up to  $200,000  and the
Company issued 1,000,000  unregistered shares of
Company's common stock (with a fair market value
of  $4,000).  The Note is secured  by  3,000,000
shares of common  stock of the Company  that are
owned by Mountain Reservoir.  Mountain Reservoir
is a  corporation  controlled  by the W5  Family
Trust.  Mr. Wade,  the  President and CEO of the
Company,  is the trustee of the W5 Family Trust.
$5,000 of this note was not funded until January
2004. This note is in default.                           40,000           40,000

Note Payable in the amount of $500,000 issued by
Now   Solutions,   the  Company's   wholly-owned
subsidiary  to  Robert  Farias.  This  note  was
secured by Now Solutions'  assets.  In addition,
Farias is  entitled to a 5% royalty on any sales
by  Now  Solutions  of  over  $8,000,000  up  to
$500,000.  The note  beared  interest at 10% per
annum and Now  Solutions  was  required  to make
monthly  interest   payments  for  all  interest
accrued in the  previous  month on the first day
of  each  month  beginning  April  1,  2004  and
beginning on October 1, 2004 and  continuing  on
the first day of every month thereafter, monthly
principal  payments  of  $91,500  plus  interest
until  the note had  been  paid in full.  In the
event Now  Solutions  received cash proceeds due
to a capital infusion or upfront  licensing fees
from a  reseller  that was  outside  its  normal
scope of  business  (i.e.,  not part of software
sales in the regular  course of  business),  Now
Solutions  was  required  to  pay  50%  of  such
proceeds   remaining   toward   payment  of  the
$500,000 note. In connection  with the loan, the
Company   issued  (i)   five-year   warrants  to
purchase 5,000,000 unregistered shares of common
stock at $0.01 per share at a fair market  value
at the date of issuance of $74,538 (valued using
the Black-Scholes  Option Valuation Model); (ii)
five-year   warrants   to   purchase   5,000,000
unregistered  shares  of  common  stock  of  the
Company  at $0.02  per  share  at a fair  market
value at the date of issuance of $74,344 (valued
using the Black-Scholes Option Valuation Model);
(iii) five-year  warrants to purchase  5,000,000
unregistered  shares  of  common  stock  of  the
Company  at $0.03  per  share  at a fair  market
value at the date of issuance of $74,200 (valued
using the Black-Scholes Option Valuation Model);
(iv)  5,000,000  unregistered  shares  of common
stock of the Company (at a fair market  value of
$75,000);   and  (v)  an  additional   5,000,000
unregistered  shares  of  common  stock  of  the
Company in the event that  $250,000 was not paid
toward  the loan on or before  March  15,  2004,
which  were  issued (at a fair  market  value of
$125,000).  All of the  foregoing  warrants  and
stock are subject to  "piggy-back"  registration
rights.   In  connection   with  the  loan,  Now
Solutions entered into a security agreement with
the lender to guarantee  the note.  In addition,
the  Company  also   pledged  a  30%   ownership
interest in Now  Solutions  to ensure the making
of the $500,000 loan to Now Solutions.  The note
is in default.  As of  December  31,  2005,  Now
Solutions had made principal  payments  totaling
$183,000  to Robert  Farias.  In  January  2005,
WAMCO  notified Mr.  Farias that pursuant to the
subordination  agreement  executed between WAMCO
and Mr.  Farias,  Mr.  Farias  was no  longer to
accept  payments from or to take any  collection
actions  against Now Solutions for the repayment
of junior debt.  Robert  Farias is a director of
Now Solutions, a wholly-owned  subsidiary of the
Company.   In  February  2006,   this  note  was
cancelled and replaced by a $359,560 note issued
to Tara Financial. For additional details on the
refinanced note, please see "Subsequent  Events"
under  Note  16 of  the  Notes  to  Consolidated
Financials Statements.                                  317,000          408,500

Note  payable  in the  amount  of  $5,000 to Mr.
James  Salz,   bearing   interest  at  10%  with
principal  and interest due on demand.  Mr. Salz
is the Company's corporate counsel.                       5,000               --

Note  payable  in the  amount of  $10,000 to Mr.
James Salz. Mr. Salz is the Company's  corporate
counsel. The note is in default.                         10,000               --

Note Payable in the amount of $600,000 issued to
Arglen by the Company  pursuant to the Company's
acquisition  of  Arglen's  35%  interest  in Now
Solutions.  The  Company's  purchase of Arglen's
interest  resulted  in the  Company  recognizing
$1,680,000 of goodwill, which was written-off in
2004. The note is a no-interest  bearing secured
promissory   note   providing  for  payments  of
$200,000 in April  2004,  $100,000 in June 2004,
and $300,000 in September 2004, which was issued
at  closing.  When the  Company did not make the
April 2004 payment,  the Company began  accruing
interest  at the rate of 10% from the  inception
of the note. In August 2004,  Arglen  obtained a
default  judgment in Los  Angeles  court for the
outstanding principal,  plus attorney's fees and
interest at the rate of 10% per annum.  In April
2005,  Arglen filed a Notice of Filing a Foreign
Judgment  in Tarrant  County,  Texas.  In August
2005,  Company  entered into an  agreement  with
Arglen allowing payout terms to the Company (the
"Payout  Agreement")  and  pursuant to which the
Company agreed to enter into an Agreed  Judgment
for the  Foreign  Judgment  in  Tarrant  County,
Texas  (the  "Agreed   Judgment").   The  Agreed
Judgment and Payout  Agreement were entered into
concerning  a  California  judgment and Arglen's
notice of Filing a Foreign  Judgment  in Tarrant
County, Texas, which were in connection with the
2003    settlement    agreement    (the    "2003
Settlement").  Pursuant  to  the  terms  of  the
Agreed  Judgment and the Payout  Agreement,  the
Company   agreed  to  pay   Arglen  a  total  of
$713,489,  which includes the following amounts:
(a) $600,000 in principal on the promissory note
issued  by the  Company  pursuant  to  the  2003
Settlement,   (b)  the   accrued   post-judgment
interest  on  the   California   judgment   from
September 4, 2004 through September 15, 2005, at
the rate of 10% per annum, which equals $61,989,
and  (c)   attorney's   fees  incurred  for  the
California and Texas judgment actions which were
approximately $51,500.  Pursuant to the terms of
the Payout  Agreement,  the Company began making
monthly   interest   payments   on  the  amounts
specified   above  of   $5,945,   beginning   on
September  15,  2005,  which will be replaced by
monthly  payments  of  $25,000  or  10%  of  the
Company's  new  sales,   whichever  is  greater,
beginning   on  February   15,  2006  until  the
remainder of the $713,489 is paid. In accordance
with the  Payout  Agreement,  Arglen  shall  not
execute  the  Agreed  Judgment  so  long  as the
Company   continues  to  make  its  payments  as
agreed.  For  additional  details,  See Note 15,
Litigation.                                             713,489          600,000

Note payable in the amount of $75,000  issued by
the Company, bearing interest at a rate of 6% to
PMP in  October  2005.  The note was  issued  in
connection  with  a  lawsuit  filed  by  PMP  to
collect the  outstanding  balance of $23,974 due
under the promissory  note issued to them by the
Company   and  for   failure  to  pay  fees  for
professional  services  in the amount of $89,930
rendered  to the  Company,  plus  interest.  The
$75,000 note has a maturity  date of January 31,
2008  and   shall  be  paid  in  equal   monthly
installments  of $3,125,  beginning  February 1,
2006 for a period of 24 months.                          75,000               --

Note payable in the amount of $992,723 issued by
Now   Solutions,   the  Company's   wholly-owned
subsidiary to Wolman Blair, PLLC on November 30,
2005.The  note is secured with the assets of Now
Solutions and bears  interest at the rate of 12%
compounded  annually.  The  note was  issued  in
connection with  refinancing  outstanding  legal
fees and expenses  (which where owed pursuant to
the legal services retainer agreement), together
with  interest  accrued  as of the date the note
was issued. The note is payable as follows:  (a)
$12,500 by  December  15,  2005;  (b) $30,000 by
December  30,  2005;  (c) $25,000 by January 10,
2006;  (d)  $12,500 by  January  20,  2006;  (e)
$25,000  by  February  1,  2006;  and (f)  equal
monthly    installments   of   $40,000,    each,
commencing  March 1, 2006, and continuing on the
first day of each month thereafter,  until March
1,  2008,   upon  which  date  all   outstanding
principal   and   interest   shall  be  due.  In
connection with the loan, Now Solutions  entered
into a  security  agreement  with the  lender to
guarantee the note. The note is in default.            992, 723               --
                                                   ------------     ------------
Total notes payable                                   5,331,305       4,580,899
Current maturities                                   (4,140,571)     (4,580,899)
                                                   ------------     ------------
Long-Term portion of notes payable                 $  1,190,734     $         --
                                                   ============     ============

Future minimum payments for the next five years is as follows:

                           Year                      Amount
                           2006                    $  4,140,571
                           2007                         668,238
                           2008                         475,932
                           2009                          46,564
                           2010                               0
                                                   ------------
   Total notes payable                             $  5,331,305

Convertible Debentures

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------

Convertible  debentures  dated  March 29,  2002,
bearing interest at 5%,  convertible into shares
of the Company's  common stock at either 120% of
the closing  bid price on the date of  agreement
or 80% of the lowest closing bid price five days
prior  to  the  conversion.   The  debenture  is
convertible  at the  option of the holder at any
time after purchase. Principal and interest were
due at  maturity  on March  28,  2004.  In April
2003,  $40,000  principal  were  converted  into
10,245,900 shares of the Company's common stock.
In  December  2003,   $20,000  of  principal  of
$100,000  in  debentures  and $1,726 in interest
was  redeemed  for a  total  of  $25,726,  which
includes   a  20%   premium  or  $4,000  on  the
principal.   In   February   2004,   $10,000  of
principal of $100,000 in debentures  and $925 in
interest was redeemed for a total of $10,925. In
July 2004,  $20,000 of remaining  principal  and
$2,277 in interest was converted  into 1,076,170
shares of common stock of the Company.                   10,000           10,000

Convertible  debentures  dated  April 14,  2003,
bearing no interest,  convertible into shares of
common  stock at 100% of the lowest  closing bid
price  three  days  prior  to  conversion.   The
debenture  may be  redeemed  for 100% of the any
portion  of the  principal  that  has  not  been
converted  by the  holder  as of the date of the
notice  of  redemption.  Principal  was  due  at
maturity  in April  2006.  For an update of this
debenture  since  fiscal  year-end,  please  see
"Subsequent Events" under Note 16.                      190,000          190,000

Convertible  debentures  dated  April 14,  2003,
bearing  interest  at 5% per annum,  convertible
into shares of common  stock at either  $0.03 or
80 % of the  lowest  closing  bid  price for the
five  trading  days  prior  to  the  conversion.
Principal  and  interest  are due at maturity in
April 2006. As of December 31, 2005, $200,000 of
principal and  $34,681of  interest was converted
into 69,322,775  shares of the Company's  common
stock.                                                       --          200,000

In December 2003, the Company issued a debenture
in the amount of $30,000 to a third  party.  The
Company received net proceeds of $26,000 for the
debenture.  The debt accrues  interest at 5% per
annum and is due December  2005.  The holder may
convert  the  debenture  into  shares  of common
stock  at  100%  of the  closing  price  for the
preceding trading day after the Company receives
notice of conversion.                                    30,000           30,000
                                                   ------------     ------------
Total convertible debentures                            230,000         430,000
Current maturities                                      230,000          40,000
                                                   ------------     ------------
Long-term portion of convertible debentures        $         --     $    390,000
                                                   ============     ============

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

The following table presents the income (loss) before income taxes for the years ended December 31, 2005 and 2004.

                                                      Years ended December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
Loss before income taxes in Vertical               $ (1,215,293)    $(4,392,543)
Loss before income taxes in Now Solutions              (291,471)       (309,667)
                                                   ------------     ------------
                                                   $ (1,506,764)   $ (4,702,210)
                                                   ------------     ------------

The following table presents the income tax provision for the years ended December 31, 2005 and 2004.

                                                      Years ended December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
Current

Federal:
  Vertical                                         $         --     $         --
  Now Solutions                                              --               --
State:
  Vertical                                                   --               --
  Now Solutions                                              --               --
                                                   ------------     ------------
                                                             --               --
                                                   ------------     ------------
Deferred expense (benefit)
  Vertical                                                   --               --
  Now Solutions                                              --               --
                                                   ------------     ------------
                                                             --               --
                                                   ------------     ------------
Total income tax provision                         $         --     $         --
                                                   ============     ============

The following table presents the rate reconciliation between the statutory rate and the effective rate.

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
Expected statutory rate                                  (34.0)%         (34.0)%
Change in valuation allowance                              41.2           40.1
Income tax from a subsidiary which
  filed a separate return                                   0.0            0.0
Change in valuation allowance in
  subsidiary which filed a separate return                  0.0            0.0
State                                                      (7.6)          (6.0)
Other                                                       0.4           (0.1)
                                                   ------------     ------------
                                                            (0)%            (0)%
                                                   ------------     ------------

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
Net operating loss carryforward                    $  7,553,000     $ 6,953,000
Accrued vacation and allowance for
  doubtful accounts                                      56,000          48,000
Deferred revenue                                        502,000         752,000
Deferred salary                                         690,000         612,000
Other                                                   375,000         375,000
                                                   ------------     ------------
                                                      9,176,000       8,740,000

Valuation allowance                                  (9,176,000)     (8,740,000)
                                                   ------------     ------------
                                                   $         --     $        --
                                                   ------------     ------------

At December 31, 2005, the Company (Vertical only up through December 31, 2003) had available net operating loss carryforwards of approximately $19 million for federal tax purposes and $12.9 million for state tax purposes, which expire in varying amounts through 2025 and 2010, respectively. At December 31, 2004, the Company (Vertical only up through December 31, 2003) had available net operating loss carryforwards of approximately $17.7 million for federal tax purposes and $11.6 million for state tax purposes, which expire in varying amounts through 2024 and 2009, respectively.

Without considering Now Solutions' operation, the Company's operations generate permanent and temporary differences arising from non deductible expense, depreciation, amortization, accrued liabilities and reserves for certain assets. The Company has deferred tax assets of approximately $9.4 million and $8.8 million at December 31, 2005 and 2004, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2005 and 2004. As such, management has recorded a valuation allowance for deferred tax assets at December 31, 2005 and 2004.

Note 12.  Stockholders' Equity

2005

Common Stock

In January 2005, the Company issued 2,000,000 unregistered shares of common stock to Victor Weber pursuant to the September 2004 amendment of the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of GIS and a member of CW International.

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

In May 2005, the Company agreed to issue 600,000 unregistered shares of common stock of the Company (at a fair market value of $6,000) to an employee pursuant to a restricted stock agreement executed between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

In August 2005, an employee purchased 1,000,000 common shares of the Company pursuant to a warrant to purchase up to 1,000,000 shares at a price of $0.005 per share. The purchase price of the shares was offset against unpaid monies owed to the employee. The fair market value of the shares on the date of issuance was $5,000.

In October 2005, the Company entered into an agreement with an inventor, whereby the inventor agreed to exclusively assist the Company in the contemplated licensing and enforcement of United States Patent No. 6,826,744. In exchange, the Company issued 1,500,000 shares of common stock of the Company and agreed to pay a royalty fee of two percent to the inventor, less any legal fees and direct costs. The fair market value of the shares on the date of issuance was $4,950.

In October 2005, the Company issued 4,500,000 unregistered shares of common stock of the Company (at a fair market values of $18,000) to employees of Now Solutions pursuant to restricted stock agreements executed between the Company and Now Solutions' employees that provide for the stock to vest over three years in equal installments at the anniversary date of the agreement. The fair market value of all stock issued pursuant to these agreements was $18,000. In December 2005, 150,000 unregistered shares of restricted stock issued to an employee were cancelled.

In November 2005, the Company issued 100,000 shares of the Company's common stock to a third party lender pursuant to an agreement to waive the current default and extend the payment terms under a $50,000 promissory note. The fair market value of the stock on the date of issuance was $500.

During 2005, $200,000 of principal and $24,681 of interest under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP ("Cornell"), in April 2003 were converted into 69,322,775 shares of the Company's common stock.

Preferred Stock

During 2005, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2005, the Company accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.

During 2005, one employee resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of "phantom stock".

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

In January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with "piggy-back" registration rights and subject to a lock-up agreement to Wolman, Babbit, and King in connection with legal services provided to the Company.

In January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with "piggy-back" registration rights stock and subject to a lock up agreement.

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

In February 2004, the Company issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a lock-up provision. These shares were issued in connection with the closing of the Company's settlement with Arglen.

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

In June 2004, the Company issued 1,170,424 shares of common stock of the Company to a third party consultant pursuant the exercise of a warrant at an exercise price of $0.037 per share. The purchase of shares under the warrant was made pursuant to an agreement whereby the Company offset the total purchase price of the shares as full payment for outstanding debt of $43,306 and other obligations owed by the Company to the consultant.

In July 2004, $20,000 of remaining principal from a convertible debenture and $2,277 in interest was converted into 1,076,170 shares of common stock of the Company. This conversion was in connection with a $100,000 debenture issued in March 2002. As of April 5, 2006, $10,000 of remaining principal of the debenture is outstanding to a third party.

In September 2004, the Company issued an additional 2,000,000 unregistered shares of common stock at a fair market value of $24,000 to Victor Weber in connection with an amendment to the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. Mr. Weber is the President and a Director of GIS.

In October 2004, the Company issued 6,500,000 unregistered shares of common stock of the Company (at a fair market value of $84,500) to Stephen Rossetti pursuant to an amendment in which full payment for services rendered under the consulting agreement was made and a $7,500 note payable was cancelled. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

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

During 2004, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2004, the Company accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.


Note 13.  Stock Options and Warrants

In December 1999, the Company established a stock option plan whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory Options. Under the stock option plan, the Company could issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vested on the date of grant, and usually expire three years from the date of grant.

2005

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

In May 2005, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to GCA in connection with an agreement in October 2004 between GIS and GCA to provide services concerning government grants. In October 2005, the Company entered into an agreement with GCA whereby these warrants were cancelled and the Company agreed to issue five-year warrants to purchase
4,000,000 shares of common stock at an exercise price of $0.0165 per share provided that GCA procures two government contracts acceptable to the Company.

In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option
Valuation Model) to L&R Consultants ("L&R") in connection with a consulting agreement between the Company and L&R to provide services in securing a loan for Now Solutions. In the event that L&R does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

There were no non-statutory stock options granted in 2005.

There were no incentive stock options granted in 2005.

During 2005, incentive stock options to purchase 750,000 shares of common stock of the Company at a price of $0.025 per share expired.

During 2005, warrants to purchase 36,321,647 shares of common stock of the Company at a price of $0.003 to $0.35 per share expired or were cancelled, which includes 4,500,000 warrants that were issued in 2005 to third parties but were also cancelled in 2005.

2004

There were no non-statutory stock options granted in 2004.

In February 2004, the Company issued (i) 5 year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes valuation model); (ii) 5-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model); and
(iii) 5-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model). All of these warrants were issued in connection with in connection with a $500,000 loan made by Robert Farias to Now Solutions. Robert Farias is a Director of Now Solutions, a 100% owned subsidiary of the Company.

In February 2004, the Company cancelled 80,763,943 warrants held by Arglen in connection with the closing of the Company's settlement with Arglen.

During the three months ended March 31, 2004, the Company granted five-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a lock-up agreement in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes Option Valuation Model). In September 2004, one of the employees resigned.
Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company.

In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl's employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes OptionValuation Model).

In June 2004, the Company issued warrants to purchase 3,000,000 shares of the common stock at an exercise price of $0.03 per share at a fair market value of $74,142 (valued using the Black-Scholes Option Valuation Model) to WAMCO 32, Ltd in connection with the amendment of the note payable to the successor lender, WAMCO. For an update of this discussion since fiscal year-end, please see "Subsequent Events" under Note 16.

In October 2004, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) in connection with an agreement between GIS and GCA to provide services concerning government grants. In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

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

Option and warrant activities in 2004 and 2005 were summarized as follows:

                                                                                                  Weighted
                                   Incentive Stock      Non-Statutory                              Average
                                       Options          Stock Options          Warrants         Exercise Price
                                   ----------------------------------------------------------------------------
Outstanding at 12/31/03                  11,090,000           1,500,000         164,775,710                 0.1
                                   ----------------------------------------------------------------------------
Options/Warrants granted with an
exercise price of $0.01 to $0.03          5,500,000                  --          21,250,000               0.019

Options/Warrants exercised                       --                  --                  --                  --

Options/Warrants
expired/cancelled                       (12,590,000)         (1,500,000)       (101,092,952)              0.073

                                   ----------------------------------------------------------------------------
Outstanding at 12/31/04
                                          4,000,000                  --          84,932,758               0.092
                                   ----------------------------------------------------------------------------

Options/Warrants granted with an
exercise price of $0.01 to $0.03                 --                  --           4,500,000               0.016

Options/Warrants exercised                       --                  --           1,000,000               0.005
Options/Warrants
expired/cancelled                                --                  --         (36,321,647)              0.068
                                   ----------------------------------------------------------------------------
Outstanding at 12/31/05                   4,000,000                  --          52,111,111               0.039
                                   ============================================================================

---------------------
(1) The Company cancelled warrants to purchase 80,763,943 shares of common stock issued to Arglen as part of its settlement with Arglen, which closed in February 2004.

(2) The Company cancelled incentive stock options to purchase 1,500,000 shares of common stock issued to an employee of Now Solutions due to the employee terminating in September 2004.

Information relating to stock options/warrants at December 31, 2005, summarized by exercise price, is as follows:

                                      Warrants/Options Outstanding                      Exercisable
                          --------------------------------------------------------------------------------------------
                                                 Weighted
                                                  Average           Weighted                               Weighted
                                                 Remaining          Average                                Average
                                 Number         Contractual         Exercise            Number             Exercise
Exercise Price Per Share       Outstanding     Life (Months)         Price            Exercisable           Price
----------------------------------------------------------------------------------------------------------------------

Incentive Stock Options

$0.01 - $0.09                    4,000,000              37.76   $          0.013          1,600,000   $          0.010

                          --------------------------------------------------------------------------------------------
                                 4,000,000              37.76   $          0.013          1,600,000              0.010
                          ============================================================================================

Warrants
$0.003 - $0.100                 52,111,111              25.32   $          0.040         52,111,111   $          0.040
$0.100 - $0.350                         --                 --                 --                 --                 --
                          --------------------------------------------------------------------------------------------

                                52,111,111              25.32   $          0.040         52,111,111   $          0.040
                          ============================================================================================

                          --------------------------------------------------------------------------------------------
Grand total                     56,611,111              26.21   $         0.0378         53,711,111   $          0.039
                          ============================================================================================

The range of assumptions used in the Black Scholes Option Pricing Model in 2005 and 2004 were as follows:

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------

Discount rate - bond yield rate                           3.83%     2.98 - 3.90%
Volatility                                              606.39%     226 - 270.1%
Expected life                                          5 years          5 years
Expected dividend yield                                     --               --

Note 14.  Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2005 and 2004 are as follows:

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------

Cash paid for interest                             $    228,234     $    189,913
                                                   ------------     ------------


Non-cash activities for the years ended December 31, 2005 and 2004 were as follows:

                                                            December 31,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------

Series A cumulative stock dividends                $    400,000     $    400,000

Series C cumulative stock dividends                     200,000          200,000

Conversion of debentures to 1,076,170 shares of
   common stock                                              --           22,277

Conversion  of  debentures  to  69,322,775
   shares of common stock                               224,681               --

Conversion of warrants to 1,000,000 shares of
   common stock                                           5,000               --

Issuance of warrants for consulting services                 --           55,570

Issuance of warrants with notes payable                      --          297,225

Issuance  of  9,000,000  shares in 2004 of common
   stock for fees on notes payable                           --          116,000

Issuance of 1,500,000 shares in 2005 and
   15,750,000 shares in 2004 of the Company's
   common stock for professional services                 4,950           51,690

Issuance of  30,000,000  shares of common  stock
   in 2004 for acquisitions                                  --          418,000

Issuance  of  5,000,000  shares of common  stock
   in 2004 for penalty on loan payment                       --          125,000

Issuance  of stock  options  upon  execution  of
   employment agreements                                     --           83,494

Issuance  of  7,670,424  shares of common  stock
   in 2004 for debt forgiveness                              --          141,216

Issuance of common stock for failure to make loan
   payment                                               19,400               --

Shares of  common  stock to be issued  for
   failure  to file SB-2 Registration statement              --           82,273

Restricted stock for employee compensation
   expense                                                2,421               --

Shares of  common  stock to be issued  for
   failure  to make loan payment                             --           10,000
                                                   ------------     ------------
                                                   $    856,452     $  2,002,745
                                                   ------------     ------------

Note 15.  Commitments and Contingencies

Commitments

The Company leases various office spaces which leases run from February 2004 through September 2009. The Company had future minimum rental payments are as follows:

Years ending December 31,                                              Amount
---------------------------                                         ------------

          2006                                                      $    151,145
          2007                                                            61,741
          2008                                                            53,556
          2009                                                            40,167
                                                                    ------------
         Total                                                      $    306,609
                                                                    ------------

Rental expense for the years ended December 31, 2005 and 2004 was $147,983 and $185,489, respectively.

Commitments Related to Now Solutions

Effective on October 1, 2005, Now Solution began paying the Company a monthly management fee of $20,000, plus all direct costs associated with the Now
Solutions' management and operations incurred by the Company. Now Solutions shall distribute 50% of the taxable income on a quarterly basis to its shareholders according to their ownership. Additionally, once Now Solutions' initial bank financing is fully paid down, Now Solutions shall pay back the initial capital infusion of $1 million to the Company by paying $50,000 per month for twenty months. As of December 31, 2004, all of the initial capital had been paid by Now Solutions. These payments are eliminated in consolidation.

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every six months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2005 and 2004, respectively.

Employment Contracts

In December 2001, the Company executed a 3-year employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.10 share. The warrants vest over a 36-month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 9,155,556 have expired as of April 5, 2006. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company's taxable income (without deduction for depreciation). Mr. Wade's share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade's death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year's base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $154,097 and $47,218 of his salary in 2005 and 2004, respectively.

In July 2002, the Company entered into a 2-year employment agreement with Aubrey McAuley, whereby McAuley would provide services in the capacity of Executive VP, Product Development and Sales Support. McAuley will be paid an annual salary of $120,000 and a bonus as determined in accordance with the agreement. In addition, the agreement contains certain performing incentives whereby McAuley can earn 7,500 shares of Series C preferred stock of the pool of 30,000 shares of Series C preferred stock, which were reserved in connection with the purchase of Company's subsidiary, EnFacet, Inc. These shares of Series C preferred stock may be converted into 3,000,000 shares of Company's common stock. Mr. McAuley's services terminated in January 2004 and the 7,500 shares of Series C preferred stock have been cancelled.

In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, Inc. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions issued 1.5% of so-called "phantom stock" of Now Solutions to Ms. Pantermuehl. In September 2005, Ms. Pantermuehl resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of "phantom" stock. Ms. Pantermuehl has continued to provide accounting services to the Company and Now Solutions, on a part-time basis, in exchange for remuneration.

Payroll Taxes

The Company has not remitted all required payroll tax returns or made the related payroll tax payments since 2003. The Company has accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. Management believes that the $125,000 is sufficient to cover the penalties and interest that may be assessed. Now Solution has filed all payroll tax returns and made all payroll tax payments.

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

In March 2003, Ross commenced an action in New York Supreme Court, Westchester County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest. In August 2003, the New York Supreme Court denied the motion and dismissed Ross's action without prejudice. In October 2003, the motion of Ross for re-argument was denied. Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a lock-up agreement. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to
Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

In March 2004, Ross commenced an action in the New York Supreme Court, New York County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and Chinadotcom used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected.

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

Matters Involving the United States Securities and Exchange Commission

In December 2004, the Company was notified by the United States Securities and Exchange Commission (the "SEC" or the "Commission") that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), since the period ending September 30, 2003.

Also in December 2004, the Company was notified by the SEC of an administrative proceeding In the Matter of Asset Equity Group, Inc. et al., Admin. Proc. File No. 3-11761 (the "Administrative Proceeding"), pursuant to the filing of an "Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to
Section 12(j) of the Exchange Act of 1934" that alleged that the Company was delinquent with respect to the filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005. Thus, since commencement of the Administrative Proceeding, the Company has filed each of the delinquent reports.

On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement (the "Settlement Order"). The Settlement Order provided that the Company must file its Form 10-KSB for the fiscal year ended December 31, 2004 (the "2004 Form 10-KSB") no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

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

Note 16.  Subsequent Events

In January 2006, the Company issued 4,500,000 unregistered shares of common stock of the Company to employees of Now Solutions pursuant to restricted stock agreements between the Company and Now Solutions' employees that provide for the stock to vest over three years in equal installments at the anniversary date of the agreement.

In January 2006, the Company issued 5,950,000 unregistered shares of common stock of the Company to employees of the Company pursuant to restricted stock agreements between the Company and each employee that provide for the stock to vest over one year in three equal installments at 4 month intervals.

On February 22, 2006, the Company closed two series of transactions having the effect of restructuring and extending the maturities of existing indebtedness of the Company and its wholly-owned subsidiaries. As a prelude to the transactions, the Company established a new wholly-owned subsidiary, Taladin, Inc.

In the first series of transactions, the indebtedness of Now Solutions to Wamco was acquired by Taladin for $600,000, representing a five percent (5%) discount from the actual amount owing, plus legal fees. In connection with the acquisition of such indebtedness, (a) a revenue participation agreement for the benefit of Wamco was terminated and (b) a warrant to purchase shares of common stock of the Company, also granted to Wamco, was cancelled. Now Solutions' indebtedness to Wamco 32, Ltd. was secured by a first lien position against all assets of Now Solutions and this first lien position was assigned by Wamco 32, Ltd. to Taladin. To accomplish this first series of transactions, Taladin secured financing from two lenders in the aggregate amount of $600,000. $450,000 of the financing was provided by Tara Financial Services, Inc. ("Tara Financial"), and the remaining $150,000 of the financing was provided by Strategic Growth Partners, Inc. ("SGP"). Each loan is evidenced by a secured term promissory note. Each note bears interest at 12% per annum and has a maturity date in the year 2011. The Tara Financial and SGP notes are secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now Solutions. For additional details on the indebtedness of Now to Wamco, please see Acquisitions Transactions- Now Solutions Operations under Note 3.

The $450,000 and $150,000 notes payable by Taladin also both contain provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Commitments and Contingencies" under Note 15. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin's outstanding common stock at the time of conversion.

As further incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt (as described below), the Company issued to Tara Financial the following: 5,000,000 shares of common stock of the Company, and 4% of the common stock of GIS. Additionally, the Company agreed to pay to Tara Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent No. 6,826,744 for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework" owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6% royalty from gross revenues in excess of $6.5 million, up to a cap of $2,640,606.

As further incentive for SGP to make the $150,000 loan, the Company issued to SGP 3,000,000 shares of common stock of the Company. Additionally, Now Solutions agreed to pay SGP a 1.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $150,000.

In the second series of transactions, the Company and two of its subsidiaries -- Now Solutions and EnFacet -- consolidated aggregate indebtedness in the amount of approximately $1.75 million into three new promissory notes, each maturing in the year 2018. Each new note is payable to Tara Financial, bears interest at 12% per annum, and is payable in various installments of principal and interest. These new notes and the notes they replace are more specifically described as follows:

      1. Secured Term Promissory Note in the principal amount of $438,795, from the Company to Tara Financial, dated February 13, 2006. This note reflects all accrued interest on, and replaces, a Promissory Note in the original principal amount of $280,000, dated October 31, 2001, from the Company to Robert Farias. The $280,000 note has been cancelled. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as "SiteFlash(TM)".

      2. Secured Term Promissory Note in the principal amount of $359,560, from Now Solutions to Tara Financial, dated February 13, 2006. This note replaces a Promissory Note in the original principal amount of $500,000, dated February 13, 2004, from Now Solutions to Robert Farias. The $500,000 note was secured by the assets of Now Solutions, as well as a pledge of a portion of the Company's ownership of Now Solutions. The original $500,000 note has been cancelled and all related security interests have been released. In connection with cancellation and release, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The new note is secured by all assets of Now Solutions.

      3. Secured Term Promissory Note in the principal amount of $955,103 from Now Solutions to Tara Financial, dated February 13, 3006. This note replaces the following four notes:

            a. Promissory Note in the original principal amount of $84,000 from EnFacet to Robert Farias, dated June 1, 2001. This note was originally unsecured, but a subsequent amendment included a pledge of a security interest in all assets of Now Solutions. The balance of the note at the time of the consolidation was $137,841;

            b. Promissory Note in the original principal amount of $181,583 from the Company to Robert Farias, dated October 17, 2002. This note was secured by a pledge by Mountain Reservoir of 10,450,000 shares of the Company's common stock. The balance of the note at the time of the consolidation was $181,905;

            c. Promissory Note in the original principal amount of $350,000 from EnFacet to Robert Mokhtarian, dated August 15, 2001. This note was originally unsecured, but a subsequent amendment included a pledge of a security interest in all assets of Now Solutions. The balance of the note at the time of the consolidation was $519,693; and

            d. Promissory Note in the original principal amount of $90,000 from the Company to Robert Mokhtarian, dated June 26, 2003. This note was originally unsecured, but a subsequent amendment included a pledge of a security interest in all assets of Now Solutions. The balance of the note at the time of the consolidation was $115,663.

Each of the foregoing four notes was cancelled and the related security interests released. The new $955,103 note is secured by all assets of Now Solutions.

The three new promissory notes payable by Now Solutions to Tara Financial also contain provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds.

In March 2006, the Company received a notice of allowance from the U.S. Patent and Trademark Office (the "USPTO") for a patent application serial number 09/882,494 for a "Web-based collaborative data collection system." The notice of allowance stated that all 41 patent claims of the patent application are deemed to be allowable to issue in a patent. VCSY intends to file with the USPTO to issue the patent shortly thereafter with all 41 claims being valid and enforceable.

During the three months ended March 31, 2006, the entire $190,000 of principal under a debenture bearing no interest was converted into 24,298,094 shares of the Company's common stock in connection with a commitment fee pursuant to an Equity Line of Credit agreement entered into in April 2003 between the Company and Cornell. In March 2006, $40,800 in liquidated damages claimed by Cornell in connection with the Equity Line of Credit agreement were converted into 4,387,095 shares of common stock.

During the three months ended March 31 2006, incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.10 per share were cancelled in connection with the issuance of unregistered shares of stock to an employee of Now Solutions.

During the three months ended March 31, 2006, warrants to purchase 3,216,667 shares of common stock of the Company at a price of $0.0760 to $0.10 per share expired.

David Braun, the Controller and Principal Accounting Officer of the Company, has informed the Company he is resigning from his position. The effective date of his resignation is the close of business today, Friday, April 14, 2006. He is leaving for personal reasons.