Form 10QSB
period 2006-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2006-05-22
CIK 1099509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                 For the quarterly period ended March 31, 2006.

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

As of May 22, 2006, the issuer had 999,126,860 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS FORM 10-QSB


PART I FINANCIAL INFORMATION                                                                                 Page
  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2006                                3

           Condensed Consolidated Statements of Operations (unaudited) for the Three months ended               5
           March 31, 2006 and 2005

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Three months ended               6
           March 31, 2006 and 2005

           Notes to Condensed Consolidated Financial Statements                                                 8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               24

  Item 3.  Controls and Procedures                                                                             35

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                   35

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                         37

  Item 3.  Defaults Under Senior Securities                                                                    39

  Item 4.  Submission of Matters To A Vote Of Security Holders                                                 39

  Item 5.  Other Information                                                                                   39

  Item 6.  Exhibits and Reports on Form 8-K                                                                    39

  Signatures                                                                                                   40

  Certifications                                                                                               41

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet



                                                      March 31,     December 31,
                                                        2006            2005
                                                     -----------    ------------
Assets                                               (Unaudited)

Current Assets
  Cash                                               $   345,205    $   285,366
  Restricted cash                                             --
  Securities available for sale                            2,760          2,760
  Accounts receivable, net of allowance for bad
  debts of $167,980 and $160,480                         630,486      1,011,806
  Other receivable                                       110,085        110,085
  Employee receivables                                    48,609         47,548
  Prepaid expenses and other assets                       48,360         83,046
                                                     -----------    -----------
Total Current Assets                                   1,185,505      1,540,611
                                                     -----------    -----------
Property and equipment, net of
 accumulated depreciation                                 89,512         96,703
Other intangibles, net                                        --        153,716
Deposits and other                                        11,414         10,372
                                                     -----------    -----------
Total Assets                                         $ 1,286,431    $ 1,801,402
                                                     -----------    -----------
Liabilities, Convertible Preferred Stock
 and Stockholder's Equity/ (Deficit)
Current liabilities
  Accounts payable and accrued liabilities           $ 5,571,076    $ 5,806,381
  Deferred revenue                                     2,683,935      2,559,532
  Accrued income taxes                                    18,000         18,000
  Current portion - convertible debenture                 40,000        230,000
  Current portion-notes payable                        1,372,119      4,140,571
                                                     -----------    -----------
Total current liabilities                             10,222,546     12,754,484
  Non-current portion-notes payable                    4,186,146      1,190,734
  Accrued dividends                                    3,063,712      2,913,712
                                                     -----------    -----------
Total liabilities                                    $16,934,987    $16,858,930
                                                     -----------    -----------


    See accompanying notes to the condensed consolidated financial statements
                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

(Continued from previous page)
                                                      March 31,     December 31,
                                                        2006            2005
                                                   ---------------   -----------
                                                     (Unaudited)

Stockholders' Equity (Deficit)

     Series A 4% Convertible Cumulative
     Preferred stock; $0.001 par value;
     250,000 shares authorized; 50,000 shares
     issued and outstanding                                  50              50

     Series B 10% Convertible Preferred stock;
     $0.001 Par Value; 375,000 Shares
     authorized; 7,200 shares issued and
     outstanding                                         45,000          45,000

     Series C 4% Convertible Preferred stock;
     $100.00 par value; 200,000 shares
     authorized; 50,000 shares issued and
     outstanding                                        350,000         350,000

     Series D 15% Convertible Preferred stock;
     $0.001 Par Value; 300,000 Shares
     authorized; 25,000 shares issued and
     outstanding                                        156,250         156,250

     Common Stock; $.00001 par value;
     1,000,000,000 shares authorized
     983,976,859 and 947,291,670 issued
     and outstanding                                      9,840           9,473

     Additional paid-in-capital                      28,040,638      27,723,121

     Accumulated deficit                            (44,381,379)    (43,474,248)

     Accumulated other comprehensive income             131,045         132,826
                                                   ------------    ------------
Total Stockholders' deficit                         (15,648,556)    (15,057,528)
                                                   ------------    ------------
Total liabilities and stockholders' deficit        $  1,286,431    $  1,801,402
                                                   ============    ============

    See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months ended March 31,
                                                           2006                     2005
                                                       -------------            -------------
Revenues
     Licensing and maintenance                         $   1,251,052            $   1,269,996
     Consulting Services                                     261,631                  277,690
     Other                                                    40,946                   31,911
                                                       -------------            -------------
Total Revenues                                             1,553,629                1,579,597
Selling , general and administrative expenses              2,163,478                1,885,295
                                                       -------------            -------------
Operating loss                                              (609,849)                (305,698)
Interest income                                                  819                      687
Interest expense                                            (148,101)                (122,300)
                                                       -------------            -------------
Net loss                                                    (757,131)                (427,311)
                                                       -------------            -------------
Dividend applicable to preferred stock                      (150,000)                (150,000)
Net loss applicable to common stockholders'            $    (907,131)           $    (577,311)
                                                       -------------            -------------
Basic and diluted loss per share                       $       (0.00)           $       (0.00)
                                                       -------------            -------------
Basic and diluted weighted average
  of common shares outstanding                           962,631,812              870,968,895
                                                       -------------            -------------
Comprehensive loss and its components
     consist of the following:
     Net loss                                          $    (757,131)           $    (427,311)
     Unrealized gain (loss)  on securities
      available for sale                                          --                       --
     Translation adjustments                                   3,024                    4,203
                                                       -------------            -------------
     Comprehensive loss                                $    (754,108)           $    (423,108)
                                                       =============            =============


    See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                         Three months ended March 31,
                                                                          2006                  2005
Cash flows from operating activities
              Net loss                                                $(757,131)             $(427,311)
Adjustments to reconcile net loss to net cash
  used in operating activities:
              Depreciation and amortization                             166,237                230,887
              Non employee stock compensation                           112,800                 92,273
              Employee stock compensation expense                        15,084                     --
              Allowance for bad debts                                     7,500                  7,500
              Changes in operating assets and liabilities:
              Accounts receivable                                       373,820                350,622
              Receivable from officers and employees                     (1,061)                 2,641
              Prepaid expenses and other                                 33,644                 10,339
              Accounts payable and accrued liabilities                  319,192                    383
              Deferred Revenue                                          124,403                254,003
                                                                      ---------              ---------
Net cash provided by (used in) operating activities:                    394,488                521,337
Cash flow from investing activities:
              Purchase of equipment                                      (5,330)                    --
                                                                      ---------              ---------
Net cash used in investing activities                                    (5,330)                    --


      See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

(Continued)

                                                                         Three months ended March 31,
                                                                          2006                  2005
Cash flow from financing activities:
              Payment of notes payable                                 (927,538)              (141,616)
              Proceeds from issuance of notes payable                   600,000                     --
                                                                      ---------              ---------
Net cash provided by (used in) financing activities                    (327,538)              (141,616)
Effect of changes in exchange rates on cash                              (1,781)                (4,626)
Net change in cash and cash equivalents                                  59,839                375,095
Cash and cash equivalents, beginning of period                          285,366                330,780
                                                                      ---------              ---------
Cash and cash equivalents, end of period
                                                                      $ 345,205              $ 705,875
                                                                      =========              =========
Supplemental disclosures of cash flow information:
              Cash paid during the year period:
                  Interest                                            $  42,376              $  44,322
                                                                      =========              =========
              Non-cash investing and financing activities:
              Conversion of convertible debentures                    $ 190,000                     --
                                                                      =========              =========
              Conversion of accounts payable and accrued
              liabilities to note payable                             $ 554,497
                                                                      =========              =========


      See accompanying notes to condensed consolidated financial statements

                VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2005.

         Stock-Based Compensation

         Effective January 1, 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 for share based payments to employees. In accordance with transition provisions under SFAS No. 148, the Company has adopted the prospective method for transitional recognition.

         Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

         Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under the Company's equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial position or the Company's results of operations. Consequently, no prior periods have been restated.

         Going Concern Uncertainty

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2006 was $15.6 million. Additionally, at March 31, 2006, the Company had negative working capital of approximately $9 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Common and Preferred Stock Transactions

         In January 2006, the Company issued 10,450,000 unregistered shares of common stock of the Company to employees of Vertical and Now Solutions, Inc. ("Now Solutions"), a wholly-owned subsidiary of the Company, pursuant to restricted stock agreements with the Company that provide for the stock to vest over a period of one year or over three years in equal installments at the anniversary date of the agreement.

         In February 2006, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000) as partial incentive for Tara Financial Services, Inc. ("Tara Financial") to make a $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see "Notes Payable" under
Note 3.

         In February 2006, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) as partial incentive for Strategic Growth Partners, Inc. ("SGP") to make a $150,000 loan. For details on the note payable issued in connection with the loan, please see "Notes Payable" under Note 3.

         In February 2006, the Company cancelled warrants to purchase 3,000,000 shares of common stock of the Company that had been issued to Wamco 32, Ltd ("Wamco") in connection with the acquisition of indebtedness of Now Solutions to Wamco by Taladin, Inc. ("Taladin"), a 100% owned subsidiary of the Company. The warrants had originally been issued in connection with a June 2004 amendment to a note payable and security agreement.

         During the three months ended March 31, 2006, the entire $190,000 of principal under a debenture bearing no interest was converted into 24,298,094 shares of the Company's common stock in connection with a commitment fee pursuant to an Equity Line of Credit agreement entered into in April 2003 between the Company and Cornell Capital Partners ("Cornell"). In March 2006, $40,800 in liquidated damages claimed by Cornell in connection with the Equity Line of Credit agreement was converted into 4,387,095 shares of common stock.

         During the three months ended March 31 2006, incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.010 per share were cancelled in connection with the issuance of unregistered shares of stock to an employee of Now Solutions pursuant to a restricted stock agreement.

         During the three months ended March 31, 2006, warrants to purchase 3,216,667 shares of common stock of the Company at a price of $0.0760 to $0.10 per share expired.

         Of the 10,450,000 shares of common stock issued to employees of the Company during the three months ended March 31, 2006, 0 shares had vested as of March 31, 2006.

Note 3 - Notes Payable


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
The $5.5 million note payable, issued by Now Solutions to Coast and purchased by
Wamco was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30,
2004; (b) $7,500 principal per month, plus interest, commencing on October 31,
2004 and continuing on each succeeding month through January 31, 2005; (c)
providing that Now Solutions has achieved revenues of $7.5 million and EBITDA of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. The note was in default. In February 2006, Taladin used the proceeds of two loans to acquire the indebtedness of Now Solutions to Wamco for $600,000, which represented a 5%
discount from the actual amount owed, plus legal fees. In connection with the acquisition of such indebtedness, a revenue participation agreement for the benefit of Wamco was terminated and a warrant to purchase 3,000,000 shares of common stock of the Company, also granted to Wamco, was cancelled. Now
Solutions' indebtedness to Wamco was secured by a first lien position against all assets of Now Solutions and this first lien position was assigned by Wamco
to Taladin.                                                                                   $       --       $        865,302

Note payable to Ross issued by Now Solutions in the amount of $1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount
(which will be amortized over the life of the note), payments of $250,000 and
$750,000 to be due in February 2002 and 2003, respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross pursuant to an agreement between Now Solutions and Ross. Please also see "Legal Proceedings" under Note 4 for information
concerning the litigation between the Company, Now Solutions and Ross.                           750,000                750,000

Note payable in the amount of $31,859 to a third-party lender, bearing
interest at an amount to be negotiated, principal and interest due on demand.                     31,859                 31,859

Notes payable in the amount of $27,000 to a third-party, payable upon demand.                     27,000                 27,000

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
The note is in default.                                                                          161,504                161,504


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $50,000 to a third-party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the
Company agreed to commence monthly payments to the lender of $2,500 in June
2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender's reasonable attorney's fees. In connection with the agreement the
Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase 1,200,000 shares of the
Company common stock were cancelled by the lender.  The note is in default.                       47,784                 47,784

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares
of its common stock at a price of $0.004 per share.  The note is in default.                      50,000                 50,000

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir due in December 2002. In March 2003, the
parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest payments shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above)
note issued. The note is in default.                                                              12,583                 12,583

Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003. Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was to be replaced with monthly payments of $10,000 beginning in January 2004. All interest was due on the day the principal was to be paid in full. In exchange for the extensions, the interest rate accrued at the rate of 12% from the date the note was issued.
In February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on
October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following shall applied: (i)
all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, Inc. ("Enfacet"), to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note were to be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now
Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The $280,000 note was also secured by SiteFlash(TM) technology owned by the Company. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $280,000 note payable were included under a $438,795 note payable issued to Tara Financial. For additional details on the $438,795 note and the underlying security interest, please see the $438,795 note payable in Note 3.
Robert Farias is a director of Now Solutions.                                                         --                237,626


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum, was to be paid as follows: (i) an initial installment of
$10,000 payable upon execution; (ii) monthly payment of $5,000 beginning
November 5, 2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued; each had outstanding balance of $100,000 at
December 31, 2001. In February 2004, the Company and Mr. Farias amended the
$280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i)
$20,000, which was paid toward the $181,583 note on February 20, 2004; (ii)
fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and
(iii) all remaining past-due amounts to bring the notes current by April 20,
2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note were applied to the $280,000 and $181,583 notes until these notes were to be paid in full; and (iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now
Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the
$280,000 and $181,583 notes if the Company was not current in its payments. The note was secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. In February 2006, this note and the applicable underlying security interests were cancelled. All outstanding debt, plus interest and any fees under the $181,583 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the $955,103 note and the underlying security interest, please see the $955,103 note payable in Note 3. Robert Farias is a director of
Now Solutions.                                                                                        --                108,034

The Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this note and the $100,000, $40,000, and $50,000 notes issued to Victor Weber and $25,000 in expense paid by Weber on behalf of the
Company that were included in trade accounts payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber were cancelled. Mr. Weber is the President and a Director of GIS
and a member of CW International. The note is in default.                                        215,000                215,000


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28,
2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes were to be paid as follows: once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 Note issued by Now Solutions to Robert
Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert
Farias on February 13, 2004, would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis toward the $350,000 and $90,000 notes until all monies due under these notes were paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $350,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the $955,103 note and the
underlying security interest, please see the $955,103 note payable in Note 3.                         --                350,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company's subsidiary,
EnFacet, for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments
beginning in October 2003.  The note is in default.                                               25,000                 25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                               11,000                 11,000


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                               11,000                 11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002.  The note is in default.                                                            10,000                 10,000

Note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated
June 1, 2001, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet was in default at December 31, 2002. In
March 2003, both parties entered into an amendment. Pursuant to the amendment, the due date was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest was accrued from the date the note was issued. In addition, EnFacet was to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note would be payable as follows:
once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13,
2004, 16% of any remaining amounts from the final $91,500 installment payment on the $500,000 note would be applied to the $84,000 note. Thereafter, the Company or, at the Company's option, Now Solutions, was to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $84,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the $955,103 note and the underlying security agreement, please see the $955,103 note payable in Note 3.
Robert Farias is a director of Now Solutions.                                                         --                 84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is in default.                                  7,365                  7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note
is in default.                                                                                    23,030                 23,030

Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28,
2004. In February 2004, the parties amended the terms of the note. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note would be payable as follows: Once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now
Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now
Solutions to Robert Farias on February 13, 2004, would be applied to the
$350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company would continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $90,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the $955,103 note and the underlying security interest, please see the $955,103 note payable in Note 3. Robert Farias is a director of Now
Solutions.                                                                                            --                 90,000


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $60,000 issued by GIS to a third-party dated
November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust.  This note is in default.                  60,006                 60,006

Note Payable in the amount of $40,000 issued by GIS to a third-party dated
November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. $5,000 of this note was
not funded until January 2004. This note is in default.                                           40,000                 40,000

Note Payable in the amount of $500,000 issued by Now Solutions, the Company's wholly-owned subsidiary to Robert Farias. This note was secured by Now
Solutions' assets. In addition, Farias is entitled to a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note beared interest at
10% per annum and Now Solutions was required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note had been paid in full. In the event Now Solutions received cash proceeds due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase
5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes
Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes
Option Valuation Model); (iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes
Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now
Solutions entered into a security agreement with the lender to guarantee the note. In addition, the Company also pledged a 30% ownership interest in Now
Solutions to ensure the making of the $500,000 loan to Now Solutions. Robert
Farias is a director of Now Solutions. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $500,000 note payable were included under the $359,560 note payable issued to Tara Financial. For additional details on the $955,103 note and the underlying security interest, please see the $955,103
note payable in Note 3. Robert Farias is a director of Now Solutions.                                 --                317,000


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $5,000 to Mr. James Salz,  bearing interest at 10%
with principal and interest due on demand.  Mr. Salz is the Company's corporate
counsel.                                                                                           5,000                  5,000

Note  payable in the amount of $10,000 to Mr. James Salz.  Mr. Salz is the
Company's corporate counsel. The note is in default.                                              10,000                 10,000

Note Payable in the amount of $600,000 issued to Arglen by the Company pursuant to the Company's acquisition of Arglen's 35% interest in Now Solutions. The
Company's purchase of Arglen's interest resulted in the Company recognizing
$1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April
2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In August
2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in
Tarrant County, Texas. In August 2005, Company entered into an agreement with
Arglen allowing payout terms to the Company (the "Payout Agreement") and pursuant to which the Company agreed to enter into an Agreed Judgment for the
Foreign Judgment in Tarrant County, Texas (the "Agreed Judgment"). The Agreed
Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the "2003 Settlement").
Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the
Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the
California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500.
Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on
September 15, 2005, which will be replaced by monthly payments of $25,000 or 10%
of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout
Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.  For additional details, See Note 4,
Legal Proceedings.                                                                               663,489                713,489

Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of Parker, Mills & Patel ("PMP") in October 2005.
The note was issued in connection with a lawsuit filed by PMP to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months.
Bill Mills is a Director of the Company and a partner of PMP.                                     69,475                 75,000


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $992,723 issued by Now Solutions, the Company's wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of Now Solutions and bears interest at the rate of 12%
compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is payable as follows: (a) $12,500 by December 15,
2005; (b) $30,000 by December 30, 2005; (c) $25,000 by January 10, 2006; (d)
$12,500 by January 20, 2006; (e) $25,000 by February 1, 2006; and (f) equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, Now Solutions entered into a security agreement with the lender to
guarantee the note.  The note is delinquent.                                                    992, 723               992, 723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum.
The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now
Solutions. The $450,000 note payable is payable as follows: (a) principal and interest payments of $7,000, on the first day of the month, beginning March 1,
2006, and continuing through September 1, 2006; (b) interest only, beginning on
October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $12,700, beginning on March 1, 2008 and continuing until February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin's outstanding common stock at the time of conversion. As incentives to make the loan and to refinance approximately $1.75 million of existing debt, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000), agreed to issue 4% of the common stock of GIS, and pay to Tara
Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent No. 6,826,744 for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework" owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6%
royalty from gross revenues in excess of $6.5 million, up to a cap of $2,640,606.                445,250                     --

Note payable in the amount of $150,000 issued by Taladin to SGP, dated February
13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now Solutions.
The $150,000 note payable is payable as follows: (a) principal and interest payments of $2,334, on the first day of the month, beginning April 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1,
2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through
February 1, 2008; and (d) monthly payments increased $4,233, beginning on March
1, 2008 and continuing until March 1, 2011 (the "Maturity Date"). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. As incentives to make the $150,000 loan, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) and Now Solutions agreed to pay SGP a 1.5% royalty
from its gross revenues in excess of $6.5 million, up to a cap of $150,000.                      150,000                     --


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $438,795 issued by the Company to Tara Financial, on February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $280,000 note payable, dated October 31, 2001, issued by the Company to Robert Farias. The $438,795 note payable reflects all outstanding debt, plus accrued interest and any fees under the $280,000 note payable. The $280,000 note was cancelled and any underlying security interests have been released. The $438,795 note payable is payable as follows: (a)
principal and interest payments of $5,763, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only beginning on October 1, 2006, and continuing through December 31, 2006; (c)
unpaid principal balance and interest payments of $5,763, beginning on January
1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by an interest in certain technology developed by Adhesive Software
and owned by the Company, commonly known as "SiteFlash(TM)".                                     435,226                     --

Note payable in the amount of $359,560, issued by Now Solutions to Tara
Financial, dated February 13, 2006. The note bears interest at the rate of 12%
per annum. The note was issued in connection with refinancing whereby Tara
Financial acquired certain indebtedness under a $500,000 note payable, dated
Febuary 13, 2004, issued by Now Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The $500,000 note was secured by the assets of Now
Solutions, as well as a pledge of a portion of the Company's ownership of Now
Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is payable as follows: (a) principal and interest payments of $4,723, on the first day of the month, beginning March 1,
2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c)
unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the
event sales by Now Solutions exceed certain financial thresholds.                                356,636                     --


                                                                                            ------------       ----------------
                                                                                              March 31,          December 31,
                                                                                                2006                 2005
                                                                                            ------------       ----------------
Note payable in the amount of $955,103, issued by Now Solutions to Tara
Financial, dated February 13, 2006. The note bears interest at the rate of 12%
per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under the following four notes: (a) an $84,000 note payable, issued by EnFacet, the
Company's 100% owned subsidiary to Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a
$181,583 note payable issued by the Company to Robert Farias, dated October 17,
2002, which had an outstanding balance at the time of the consolidation of
$181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated
August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is payable as follows: (a) principal and interest payments of
$12,5441, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1,
2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $12,544, beginning on January 1, 2007, and continuing until
February 1, 2018 (the maturity date). The new $955,103 note payable is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now
Solutions exceed certain financial thresholds.                                                   947,335                     --
                                                                                            ------------       ----------------
                                                             Total notes payable               5,558,265              5,331,305
                                                              Current maturities              (1,372,119)            (4,140,571)
                                                                                            ------------       ----------------
                                              Long-Term portion of notes payable            $  4,186,146       $      1,190,734
                                                                                            ============       ================

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

         In January 2005, PMP filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. Bill Mills is a Director of the Company and a partner of PMP.

         In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also, the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

Note 6 - Stock Options & Warrants


                                        Incentive Stock     Non-Statutory       Warrants        Weighted Average
                                            Options         Stock Options                        Exercise Price
                                       ------------------ ------------------ ---------------- ----------------------
Outstanding at 12/31/05                         4,000,000                 --       52,111,111                 0.038
                                       ================== ================== ================ ======================
Options/Warrants granted with an
exercise price of $0.01 to $0.03                       --                 --               --                    --

Options/Warrants exercised                             --                 --               --                 0.000
Options/Warrants expired/cancelled              1,500,000                 --        6,216,667                 0.051
                                       ------------------ ------------------ ---------------- ----------------------
Outstanding at 03/31/06                         2,500,000                 --       45,894,444                 0.036
                                       ================== ================== ================ ======================

Information relating to stock options/warrants as March 31, 2006, summarized by exercise price, is as follows:


                                               Warrants/Options Outstanding                           Exercisable
                                   --------------------------------------------------------------------------------------------
                                                         Weighted
                                                          Average            Weighted                               Weighted
                                                         Remaining           Average                                 Average
                                        Number          Contractual          Exercise            Number             Exercise
Exercise Price Per Share              Outstanding      Life (Months)          Price            Exercisable            Price
---------------------------------- ------------------ ----------------- ------------------- ------------------ ----------------
Incentive Stock Options
$0.01 - $0.09                               2,500,000             41.63 $             0.014          1,000,000 $          0.010
                                   ------------------ ----------------- ------------------- ------------------ ----------------
                                            2,500,000             41.63 $             0.014          1,000,000 $          0.010
                                   ================== ================= =================== ================== ================
Non-statutory Stock Options
$0.01 - $0.09                                      --                -- $                --                 -- $             --
                                   ------------------ ----------------- ------------------- ------------------ ----------------
                                                   --                -- $                --                 -- $             --
                                   ================== ================= =================== ================== ================
Warrants
$0.003 - $0.100                            45,894,444             22.87 $             0.037         45,894,444 $          0.037
$0.100 - $0.350                                    --                --                  --                 --               --
                                   ------------------ ----------------- ------------------- ------------------ ----------------
                                           45,894,444             22.87 $             0.037         45,894,444 $          0.037
                                   ================== ================= =================== ================== ================

                                   ------------------ ----------------- ------------------- ------------------ ----------------
Grand total                                48,394,444             23.84 $            0.0356         46,894,444 $          0.036
                                   ================== ================= =================== ================== ================


The range of assumptions used in the Black-Scholes Option Valuation Model in 2006 and 2005 were as follows


                                                     March 31,             December 31,
                                                        2006                   2005
                                                 ------------------- -------------------------
Discount rate - bond yield rate                                  --                     3.83%
Volatility                                                       --                   606.39%
Expected life                                                    --                   5 years

Expected dividend yield                                          --                        --


Restricted Stock

      The following activity has occurred under the Company's existing plans:

                                                                   Weighted
                                                                   Average
                                                                  Grant-Date
                                                Shares            Fair Value
                                             -------------       ------------
Stock awards:

Non-vested balance at December 31, 2005          4,950,000       $   0.004727
     Granted                                    10,450,000           0.007641
     Vested                                              0                  0
     Forfeited                                           0                  0
                                             -------------       ------------
Non-vested balance at March 31, 2006            15,400,000       $   0.006704
                                             =============       ============

The range of assumptions used in the stock awards calculation in 2006 were as follows:

                                                     March 31, 2006
                                                     --------------
Discount rate-bond interest rate                       5.21%-5.67%
Volatility                                                 363.07%

         As of March 31, 2006, there was $85,745 of total unrecognized compensation costs related to Stock Awards. These costs are expected to be recognized over a weighted average period of 2.09 years.

Note 7 - Subsequent Events

         In April 2006, the Company cancelled 800,000 unregistered shares of Company's common stock in connection with the resignation and amendment of a restricted stock agreement with a former employee of the Company. In connection with the amendment, 200,000 unregistered shares of the Company's common stock remain issued to the former employee, which will vest on the 1 year anniversary date of the original restricted stock agreement, provided the former employee is available to provide services to the Company.

         In April 2006, an employee of the Company cancelled 1,500,000 unregistered shares of common stock of the Company that were issued pursuant to a restricted stock agreement.

         In April 2006, the Company issued 300,000 unregistered shares of common stock of the Company to an employee of Now Solutions and the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

         In April 2006, the Company issued 1,000,000 shares of common stock of the Company in connection with an amendment to an exclusive license of a patent for an invention concerning a fiber optics technology application to the inventor of the technology. Pursuant to an amendment, the Company also agreed to a flat fee, plus consulting fees upon funding of OptVision Research, Inc. ("OptVision Research"), a 100% owned subsidiary of the Company.

         In April 2006, the Company entered into an agreement with a third party consultant whereby the Company agreed to issue five-year warrants to purchase 4,000,000 shares of common stock provided that the consultant procures a qualified government contract of over $1,000,000 acceptable to the Company within 90 days of the agreement.

         During the period from April 1, 2006 to May 22, 2006, warrants to purchase 572,222 shares of common stock of the Company at a price of $0.10 per share expired.

         In the process of preparing this Report, the Company reviewed its past issuances of debentures, stock options, warrants, preferred stock, and common stock. Based on its review, the Company determined that it issued 69,322,775 shares of common stock during 2005 in connection with a $200,000 debenture issued to Cornell Capital Partners, LP (in April 2003), and an additional 24,298,094 shares of common stock issued in connection with $190,000 of compensation debenture issued to Cornell in connection with an Equity Line of Credit Agreement (in April 2003) during the first three months ended March 31, 2006, for a total of 93,620,869 shares of common stock.

         As of the Date of this Report, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company:

999,126,860        Common Stock Issued
43,466,660         Common Shares that may be purchased from outstanding Warrants
2,500,000          Common Shares convertible from Outstanding Options
24,250,000         Common Shares convertible from Preferred Series A
27,274             Common Shares convertible from Preferred Series B
20,000,000         Common Shares convertible from Preferred Series C
94,700             Common Shares convertible from Preferred Series D
--------------------------------------------------------------------------------
1,090,215,494      Total Common Shares Outstanding or Accounted For/Reserved

         In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

         Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 90,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above). The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meets all of its outstanding obligations without exceeding its authorized shares of common stock.

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

         The Company's current products address the following market segments:


          MARKET                                       PRODUCT             OWNERSHIP            LICENSEE
          -------------------------------------        -------------       -----------------    ---------------------------
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

Results of Operations

         Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

         Total Revenues. The Company had total revenues of $1,553,629 and $1,579,597 in the three months ended March 31, 2006 and 2005, respectively. The decrease in total revenues was $25,968 for the three months ended March 31, 2006 representing a 1.6% decrease compared to the total revenues for the three months ended March 31, 2005. Of the $1,553,629 in revenues for the three months ended March 31, 2006 and the $1,579,597 in revenues for the three months ended March 31, 2005, $1,550,670 and $1,550,352, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

         The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended March 31, 2006 decreased by $18,944 from the same period in the prior year, representing a 1.5% decrease. Consulting revenue in the three months ended March 31, 2005, decreased by $16,059, from the same period in the prior year, which represented a 5.8% decrease, due to decreases in installations at new customers. Other revenue in the three months ended March 31, 2006 increased by $9,035 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expense.

         Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,163,478 and $1,885,295 in the three months ended March 31, 2006 and 2005, respectively. The total operating expenses in the three months ended March 31, 2006 increased by $278,183 compared to the operating expenses in the three months ended March 31, 2005, representing a 14.8% increase. Of the $2,163,478 in expenses for the three months ended March 31, 2006 and the $1,885,295 in expenses for the three months ended March 31, 2005, Now Solutions accounted for $1,767,054 and $1,434,498, respectively.

         The increase is attributable to fees associated with obtaining $600,000 of new loans and refinancing approximately $1.75 million of existing debt. $72,000 of the costs associated with the debt restructuring were paid by issuing common stock. In addition, Now Solutions has increased its U.S. sales force in an effort to improve sales performance in the U.S.

         Interest Expense. The Company had an interest expense of $148,101 and $122,300 for the three months ended March 31, 2006 and 2005, respectively. Interest expense increased in 2006 by $25,801, representing an increase of 21.1%, compared to the same type of expense in three months ended March 31, 2005. This increase was due to the new financing and higher interest rates being paid on the refinanced debt.

         Net Loss. The Company had a net loss of $757,131 and $427,311 as of March 31, 2006 and 2005, respectively. Net loss increased by $329,820, representing an increase of 77.2%. The increase of $329,820 was primarily attributable to the combination of a decrease in revenues by $25,968 and an increase of selling, general and administrative expenses by $278,183 and an increase in interest expense of $25,801.

          Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended March 31, 2006 and 2005, respectively.

         Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $907,131 and $557,311 for the three months ended March 31, 2006 and 2005, respectively. Net loss attributed to common stockholders increased by $329,820, representing an increase of 57.1%, compared to the net loss attributed to common stockholders in the three months ended March 31, 2005.

         Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2006 and 2005, respectively.

Liquidity And Capital Resources

         At March 31, 2006, the Company had non-restricted cash-on-hand of $345,205.

         Net cash generated from operating activities for the three months ended March 31, 2006 was $394,488. This positive cash flow was primarily related to a net loss of $757,131 adjusted by total non-cash items of $301,621 (including depreciation and amortization of $166,237, stock compensation of $127,884 and allowance for bad debt of $7,500), decreases in all receivables items of $372,759, an increase in deferred revenue of $124,403, a decrease in prepaid expenses and other assets of $33,644 and an increase in accounts payable and accrued liabilities of $319,192. The increase in accounts payable and accrued liabilities was offset by converting $554,497 of accounts payable and accrued liabilities into notes payable. With these conversions, accounts payable and accrued expenses decreased by $235,305.

         Net cash used in investing activities for the three months ended March 31, 2006 was $5,330 which consists of the purchase of equipment.

         Net cash used for financing activities for the three months ended March 31, 2006 was $327,538. $927,538 of notes payable were repaid. These repayments were partially offset by the issuance of $600,000 of new notes.

         The total change in restricted and non-restricted cash and cash equivalents for the three months ended March 31, 2006 when compared to three months ended March 31, 2005 was a decrease of $360,670.

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


       Contractual Obligations        Balance at                         Due in Next Five Years
                                       03/31/06       2006          2007          2008          2009         2010+
       ----------------------------- ------------- ------------ ------------- ------------- ------------- ------------
       Notes payable                    5,558,265    1,795,274       679,741       783,029       623,027    1,677,193

       Convertible debts                   40,000       40,000

       Operating lease                    269,185      113,732        61,730        53,556        40,167
                                     ------------- ------------ ------------- ------------- ------------- ------------
       Total                            5,867,450    1,949,006       741,471       836,585       663,194    1,677,193
                                     ============= ============ ============= ============= ============= ============

         Of the above notes payable of $5,558,265, the default situation is as follows:

           Notes Payable                           03/31/06            12/31/05
                                                  ----------          ----------
In default                                        $1,498,132          $3,540,093
Current                                            4,060,133           1,791,212
                                                  ----------          ----------
Total Notes Payable                               $5,558,265          $5,331,305
                                                  ==========          ==========

Going Concern Uncertainty

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2006 was $15.6 million. Additionally, at March 31, 2006, the Company had negative working capital of approximately $9 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

         The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2006, there are no material gains or losses requiring separate disclosure.

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

         Also in January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. In exchange for amending the payment terms, the Company issued 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000) and Now Solutions agreed to pay a 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to a maximum of $200,000. In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000 pursuant to the amendment. For additional details on this note, please see "Notes Payable" under Note 3. The note is in default. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

         In February 2004, Robert Farias loaned $500,000 to Now Solutions, the Company's wholly-owned subsidiary and received a $500,000 promissory note from Now Solutions bearing interest at 10% per annum, secured by its assets. In connection with the loan, Now Solutions agreed to pay Mr. Farias a 5% royalty on any sales by Now Solutions over $8,000,000 up to a maximum of $500,000. In connection with the loan, the Company issued (i) 5-year warrants to purchase 5,000,000 shares of common stock at $0.01 per share; (ii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.02 per share;
(iii) 5-year warrants to purchase 5,000,000 shares of common stock of the Company at $0.03 per share; (iii) a total of 10,000,000 unregistered shares of common stock of the Company. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. During 2004 and 2005, Now Solutions had made principal payments totaling $183,000 to Robert Farias. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $500,000 note payable were included under the $359,560 note payable issued to Tara Financial. For additional details on the $500,000 note payable and the $359,560 note and the underlying security interest, please see "Notes Payable" under Note 3. Robert Farias is a director of Now Solutions.

         In February 2004, the note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 12% per annum, with principal and interest due on June 1, 2002 was amended whereby the assets of Now Solutions secured the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $84,000 note payable were included under the $955,103 note payable issued to Tara Financial. For additional details on $84,000 note and the $955,103 note and underlying security interest, please see "Notes Payable" under Note 3. Robert Farias is a director of Now Solutions.

         In February 2004, the note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended. The $280,000 note was secured by the asset of Now Solutions and by the SiteFlash(TM) technology owned by the Company. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $280,000 note payable were included under the $438,795 note payable issued to Tara Financial. For additional details on the $280,000 note and the $438,795 note and underlying security interest, please see "Notes Payable" under Note 3. Robert Farias is a director of Now Solutions.

         In February 2004, the note payable in the amount of $181,583 issued to Robert Farias in October 2003, bearing interest at 12% per annum was amended. The note was also secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $181,583 note payable were included under the $955,103 note payable issued to Tara Financial. For additional details on the $181,583 note and the $955,103 note and underlying security interest, please see "Notes Payable" under Note 3. Robert Farias is a director of Now Solutions.

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

         In August 2004, the Company licensed the use of the Forums and calendar applications of the Company's SiteFlash(TM) technology to Basix1 Inc. ("Basix1") for use in Basix1's EKG software. Pursuant to the terms of the license, Basix1 is obligated to pay the Company 10% of all license fees generated from the exploitation Basix1's EKG software. Also in August 2004, the Company and its subsidiaries have entered into various marketing and co-marketing agreements with Basix1. Charles Kensicki, the President of Basix1, is currently a Director of GIS and of Now Solutions and the President of Taladin.

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

         Also in January 2005, PMP filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. Bill Mills is a Director of the Company and a partner of PMP.

         In May 2005, Now Solutions and Robert Farias entered into an agreement whereby Mr. Farias' would provide consulting and design specification services. Pursuant to this agreement, Mr. Farias shall receive an hourly fee and 2% of all sales of the Now Solutions' products specifically designed and sold within the context of the agreement up to the earlier of either (a) four (4) years after the execution of this Agreement or (b) Contractor's receipt of one million dollars ($1,000,000) in commissions. In December 2005, Now Solutions assigned this agreement to Taladin. Mr. Farias is a director of Now Solutions.

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

         In May 2006, CW International, LLC ("CWI") entered into a sublicense agreement with the Company to license software, including, Immune App to the Company on a partially exclusive basis. Pursuant to the terms of the agreement, the Company has acquired exclusive rights for all users in Brazil and in the healthcare industry in the United States and Canada, as well as for governmental users who are governmental subdivisions or units below the federal or state government in the United States and their equivalents in Canada. The Company may distribute the software to any other users on a non-exclusive basis. In addition, Now Solutions has the exclusive rights to offer Immune App on an ASP platform for its HRMS solution. Mr. Weber is a Director and President of GIS and a member of CWI.

         Also in May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus(R). As a value-added reseller, the Company may market and distribute the software. The Company may register prospective customers for six months on an exclusive basis. Mr. Weber is a Director and President of GIS and a member of CWI.

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

         Capitalized Software Costs

         Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2006 and 2005, no costs were capitalized.

         Impairment of Long-Lived Assets

         Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 ("SFAS No 142"), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During the three months ended March 31, 2006, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off.

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

         Deferred revenue on maintenance contracts represent cash received in advance which is recognized over the life of the contract.

         In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recognizes revenue from license of computer software up-front provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivables is deemed probable, and no significant other vendor obligations exist.

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

         We Are in Default or Delinquent Under Some Of Our Notes Payable, Certain Of Which Are Secured By Pledges Of Our Assets

         As noted above under Note 3 to our Condensed Consolidated Financial Statements, the Company is currently in default or delinquent under the terms of some of its notes payable. While the terms of these notes vary, they typically permit the holder thereof to call the entire principal amount, plus accrued interest thereunder, due and payable upon the occurrence of an event of default. Further, certain of these notes are secured by different assets of the Company, including Now Solutions' assets which secure the various notes payable. Notwithstanding the foregoing, it is uncertain at this time what action, if any, will be taken by the holders of these notes that are in default or delinquent. While the Company is attempting to cure these defaults or bring delinquent notes current, it can offer no assurances that such attempts will be successful. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         We Have Historically Incurred Losses And May Continue To Do So In The Future

         We have historically incurred losses. In the three months ended March 31, 2006 and the year ended December 31, 2005, the Company had net losses applicable to common shareholders of $907,131 and $2,106,764, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

         We Have Been Subject To A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

         The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2005. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at March 31, 2006 was $15.6 million. Additionally, at March 31, 2006, the Company had negative working capital of approximately $9 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         Our Success Depends On Our Ability To Generate Sufficient Revenues To Pay For The Expenses Of Our Operations

         We believe that our success will depend upon our ability to generate revenues from our SiteFlash and Emily technology products and other products we have marketing rights to, as well as increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

         Our Success Depends On Our Ability To Obtain Additional Capital

         The Company has funding that is expected to be sufficient to fund its present operations for three months. The Company, however, will need significant additional funding in order to complete its business plan objectives. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, the Company's business plan will have to be substantially modified and operations curtailed or suspended.

         We Have A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

         We had a working capital deficit of approximately $9 million at March 31, 2006, which means that our current liabilities exceeded our current assets by approximately $9 million (although it includes deferred revenue of approximately $2.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

         In January 2005, PMP filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMP in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. Bill Mills is a Director if the Company and a partner of PMP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In January 2006, the Company issued 10,450,000 unregistered shares of common stock of the Company to employees of Vertical and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement.

         In February 2006, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000) as partial incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see "Notes Payable" under Note 3.

         In February 2006, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) as partial incentive for SGP to make the $150,000 loan, the Company issued to SGP 3,000,000 shares of common stock of the Company. For details on the note payable issued in connection with the loan, please see "Notes Payable" under Note 3.

         In February 2006, the Company cancelled warrants to purchase 3,000,000 shares of common stock of the Company that had been issued to Wamco in connection with a June 2004 amendment to a note payable and security agreement.

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

         During the three months ended March 31 2006, incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.010 per share were cancelled in connection with the issuance of unregistered shares of stock to an employee of Now Solutions.

         During the three months ended March 31, 2006, warrants to purchase 3,216,667 shares of common stock of the Company at a price of $0.0760 to $0.10 per share expired.

         In April 2006, the Company cancelled 800,000 unregistered shares of common stock of the Company in that were issued pursuant to restricted stock agreement when the employee resigned.

         In April 2006, an employee of the Company cancelled 1,500,000 unregistered shares of common stock of the Company in that were issued pursuant to restricted stock agreement.

         In April 2006, the Company amended a restricted stock agreement with a former employee of the Company and Now Solutions. Pursuant to the terms of the restricted stock agreement, the Company issued 200,000 unregistered shares of the common stock of the Company, which will vest on the anniversary date of the execution of the original restricted stock agreement.

         In April 2006, the Company issued 300,000 unregistered shares of common stock of the Company to an employee of Now Solutions and the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

         In April 2006, the Company issued 1,000,000 shares of common stock of the Company in connection with an amendment to an exclusive license of a patent for an invention concerning a fiber optics technology application to the inventor of the technology. Pursuant to an amendment, the Company also agreed to a flat fee, plus consulting fees upon funding of OptVision Research.

         During the period from April 1, 2006 to May 22, 2006, warrants to purchase 572,222 shares of common stock of the Company at a price of $0.10 per share expired.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         (a) Exhibits

Exhibit No.           Description                                              Location
-----------           -----------                                              --------
31.1                  Certification of Chief Executive Officer Pursuant to     Provided herewith
                      Section 302 of the Sarbanes-Oxley Act of 2002, dated
                      May 22, 2006

31.2                  Certification of  Principal Accounting Officer           Provided herewith
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of
                      2002, dated May 22, 2006

32.1                  Certification of Chief Executive Officer Pursuant to     Provided herewith
                      Section 906 of the Sarbanes-Oxley Act of 2002, dated
                      May 22, 2006

32.2                  Certification of Principal Accounting Officer Pursuant   Provided herewith
                      to Section 906 of the Sarbanes-Oxley Act of 2002,
                      dated May 22, 2006

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

Date:    May 22, 2006
                                  VERTICAL COMPUTER SYSTEMS, INC.




                                  By:  /s/ Richard Wade
                                       -----------------------------------------
                                       Richard Wade
                                       President and Chief Executive Officer





                                  By:  /s/ Luiz Valdetaro
                                       -----------------------------------------
                                       Luiz Valdetaro
                                       Principal Accounting Officer