Form 10QSB
period 2006-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2006-08-14
CIK 1099509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934:

                  For the quarterly period ended June 30, 2006.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934:

                  For the transition period from _____ to _____

                                   ----------

                        Commission file number 000-28685

                                   ----------

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

                   Common Stock, par value $0.00001 per share
                                (Title of Class)

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

                                 Yes |_| No |X|

As of August 12, 2006, the issuer had 998,685,193 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS FORM 10-QSB

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet (unaudited) as of June 30,
          2006 and December 31, 2005                                           3

          Condensed Consolidated Statements of Operations (unaudited)
          for the Three and Six Months Ended June 30, 2006 and 2005            5

          Condensed Consolidated Statements of Cash Flows (unaudited) for
          the Six months ended June 30, 2006 and 2005                          6

          Notes to Condensed Consolidated Financial Statements                 8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           27

  Item 3. Controls and Procedures                                             39

PART II OTHER INFORMATION

  Item 1. Legal Proceedings                                                   40

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         42

  Item 3. Defaults Under Senior Securities                                    44

  Item 4. Submission of Matters To A Vote Of Security Holders                 44

  Item 5. Other Information                                                   44

  Item 6. Exhibits and Reports on Form 8-K                                    44

  Signatures                                                                  46

  Certifications                                                              47

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                      June 30,    December 31,
                                                                        2006          2005
                                                                    -----------   ------------
                                                                    (Unaudited)
Assets

Current Assets
  Cash                                                              $    15,528    $   285,366
  Restricted cash                                                            --             --
  Securities available for sale                                           2,760          2,760
  Accounts receivable, net of allowance for bad debts of $167,980
    and $160,480                                                        631,604      1,011,806
  Other receivable                                                      110,085        110,085
  Employee receivables                                                   61,228         47,548
  Prepaid expenses and other assets                                      30,616         83,046
                                                                    -----------    -----------
Total Current Assets                                                    851,820      1,540,611
                                                                    ===========    ===========

Property and equipment, net of accumulated depreciation                 101,657         96,703
Other intangibles, net                                                       --        153,716
Deposits and other                                                       11,368         10,372
                                                                    -----------    -----------
Total Assets                                                        $   964,845    $ 1,801,402
                                                                    ===========    ===========

Liabilities, Convertible Preferred Stock and Stockholder's
  Equity/(Deficit)

Current liabilities
  Accounts payable and accrued liabilities                          $ 5,877,218    $ 5,806,381
  Deferred revenue                                                    2,551,041      2,559,532
  Accrued income taxes                                                   18,000         18,000
  Current portion - convertible debenture                                40,000        230,000
  Current portion-notes payable                                       1,912,188      4,140,571
                                                                    -----------    -----------
Total current liabilities                                            10,398,448     12,754,484

     Non-current portion-notes payable                                3,534,899      1,190,734
     Accrued dividends                                                3,213,712      2,913,712
                                                                    -----------    -----------
Total liabilities                                                   $17,147,059    $16,858,930
                                                                    ===========    ===========

See accompanying notes to the condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

(Continued from previous page)

                                                                             June 30,     December 31,
                                                                               2006           2005
                                                                           ------------   ------------
                                                                            (Unaudited)
Stockholders' Equity (Deficit)

  Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
    250,000 shares authorized; 48,500 shares issued and outstanding                  49             50

  Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
    Shares authorized; 7,200 shares issued and outstanding                       45,000         45,000

  Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
    shares authorized; 50,000 shares issued and outstanding                     350,000        350,000

  Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
    Shares authorized; 25,000 shares issued and outstanding                     156,250        156,250

  Common Stock; $.00001 par value; 1,000,000,000 shares authorized
    985,726,859 and 947,291,670 issued and outstanding                            9,858          9,473

  Additional paid-in-capital                                                 28,080,755     27,723,121

  Accumulated deficit                                                       (44,971,566)   (43,474,248)

  Accumulated other comprehensive income                                        147,441        132,826
                                                                           ------------   ------------
Total Stockholders' deficit                                                 (16,182,214)   (15,057,528)
                                                                           ------------   ------------
Total liabilities and stockholders' deficit                                $    964,845   $  1,801,402
                                                                           ============   ============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months ended June 30,    Six Months ended June 30,
                                              ----------------------------   ---------------------------
                                                   2006           2005           2006           2005
                                              -------------   ------------   ------------   ------------
Revenues
  Licensing and maintenance                   $   1,412,597   $  1,351,656   $  2,663,649   $  2,621,652
  Consulting Services                               181,391        320,027        443,022        597,717
  Other                                              27,309         54,283         68,255         86,194
                                              -------------   ------------   ------------   ------------
Total Revenues                                    1,621,296      1,725,966      3,174,925      3,305,563

Selling, general and administrative
  expenses                                        1,904,748      1,938,326      4,068,226      3,823,621
                                              -------------   ------------   ------------   ------------
Operating loss                                     (283,451)      (212,360)      (893,300)      (518,058)

Interest income                                         872          1,203          1,691          1,890
Interest expense                                   (157,608)      (119,362)      (305,709)      (241,662)
                                              -------------   ------------   ------------   ------------
Net loss                                           (440,187)      (330,519)    (1,197,318)      (757,830)
                                              -------------   ------------   ------------   ------------
Dividend applicable to preferred stock             (150,000)      (150,000)      (300,000)      (300,000)

Net loss applicable to common stockholders'   $    (590,187)  $   (480,519)  $ (1,497,318)  $ (1,057,830)
                                              -------------   ------------   ------------   ------------
Basic and diluted loss per share              $          (0)  $         (0)  $         (0)  $         (0)
                                              -------------   ------------   ------------   ------------
Basic and diluted weighted average of
  common shares outstanding                     985,081,255    877,832,448    973,918,548    874,419,631
                                              -------------   ------------   ------------   ------------

Comprehensive loss and its components
  consist of the following:

  Net loss                                    $    (440,187)  $   (330,519)  $ (1,197,318)  $   (757,830)
  Unrealized gain (loss) on securities
    available for sale                                   --         (6,368)            --         (6,368)
  Translation adjustments                           (16,395)        12,698        (13,372)        16,901
                                              -------------   ------------   ------------   ------------
  Comprehensive loss                          $    (456,582)  $   (324,189)  $ (1,210,690)  $   (747,296)
                                              =============   ============   ============   ============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                   Six months ended June 30,
                                                   -------------------------
                                                       2006          2005
                                                   ------------   ----------
                                                    (Unaudited)
Cash flows from operating activities
    Net loss                                       $(1,197,318)   $(757,830)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                      179,162      437,468
    Non employee stock compensation                    139,801      162,773
    Employee stock compensation expense                 28,217        6,000
    Allowance for bad debts                              7,500       15,000
    Changes in operating assets and liabilities:
    Accounts receivable                                371,981      631,102
    Receivable from officers and employees             (13,680)     (10,125)
    Prepaid expenses and other                          51,434      (10,227)
    Accounts payable and accrued liabilities           626,055      171,706
    Deferred Revenue                                    (8,491)      59,713
                                                   -----------    ---------
Net cash provided by operating activities:             184,661      705,579
Cash flow from investing activities:
    Purchase of equipment                              (30,400)     (12,494)
                                                   -----------    ---------
Net cash used in investing activities                  (30,400)     (12,494)

See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

(Continued)

                                                     Six months ended June 30,
                                                     -------------------------
                                                         2006          2005
                                                     -----------   -----------
                                                     (Unaudited)
Cash flow from financing activities:
  Payment of notes payable                            (1,038,714)    (264,114)
  Proceeds from issuance of notes payable                600,000           --
                                                     -----------    ---------
Net cash used in financing activities                   (438,714)    (264,114)
Effect of changes in exchange rates on cash               14,615      (16,902)
Net change in cash and cash equivalents                 (269,838)     412,069
Cash and cash equivalents, beginning of period           285,366      330,780
                                                     -----------    ---------
Cash and cash equivalents, end of period             $    15,528    $ 742,849
                                                     ===========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year period:
    Interest                                         $   150,363    $  82,435
                                                     ===========    =========
Non-cash investing and financing activities:
  Conversion of convertible debentures               $   190,000    $  30,000
                                                     ===========    =========
  Conversion of accounts payable and accrued
    liabilities to note payable                      $   554,497    $      --
                                                     ===========    =========

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

      Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2006 was $16.2 million. Additionally, at June 30, 2006, the Company had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In April 2006, the Company cancelled 800,000 unregistered shares of the Company's common stock in connection with the resignation and amendment of a restricted stock agreement with a former employee of the Company and Now Solutions. In connection with the amendment, 200,000 unregistered shares of the Company's common stock remain issued to the former employee, which will vest on the 1 year anniversary date of the original restricted stock agreement, provided the former employee provides services to the Company as may be requested.

      In April 2006, an employee of the Company cancelled 1,500,000 unregistered shares of common stock of the Company that were issued pursuant to a restricted stock agreement executed in January 2006.

      In April 2006, the Company issued 300,000 unregistered shares of common stock of the Company to an employee of Now Solutions and the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments on the anniversary date of the agreement.

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

      In May 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock of the Company.

      In May 2006, the Company cancelled 450,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in October 2005.

      In June 2006, the Company issued 100,000 unregistered shares of common stock of the Company to an employee of the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

      During the six months ended June 30, 2006, warrants to purchase 4,933,333 shares of common stock of the Company at a price of $0.0760 to $0.10 per share expired.

Note 3 - Notes Payable

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
The $5.5 million note payable, issued by Now Solutions to Coast and purchased by Wamco was amended in June 2004. Pursuant to the amendment, the interest was changed to 9%
per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February
28, 2005 and continuing on the last day of each succeeding month until June 30, 2005;
and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of
$91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. The note was in default. In February 2006, Taladin used the proceeds of two loans to acquire the indebtedness of Now Solutions to Wamco for $600,000, which represented a 5%
discount from the actual amount owed, plus legal fees. In connection with the acquisition of such indebtedness, a revenue participation agreement for the benefit of
Wamco was terminated and a warrant to purchase 3,000,000 shares of common stock of the
Company, also granted to Wamco, was cancelled. Now Solutions' indebtedness to Wamco was secured by a first lien position against all assets of Now Solutions and this
first lien position was assigned by Wamco to Taladin.                                   $        --   $   865,302

Note payable to Ross Systems, Inc. ("Ross") issued by Now Solutions in the amount of
$1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), payments of $250,000 and $750,000 to be due in February 2002 and 2003, respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at
10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross pursuant to an agreement between Now Solutions and Ross. Please also see
"Legal Proceedings" under Note 4 for information concerning
the litigation between the Company, Now Solutions and Ross.                                 750,000       750,000

Note payable in the amount of $31,859 to a third-party lender, bearing interest at an
amount to be negotiated, principal and interest due on demand.                               31,859        31,859

Notes payable in the amount of $27,000 to a third-party, payable upon demand.                27,000        27,000

Note payable to a third-party lender in the amount of a $239,004 bearing interest at
13% per annum and unsecured, with a $65,000 payment made in December 2002, commencing with monthly payment of $7,500 beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third-party lender, bearing interest at 12% per annum. In March 2003, the note was amended and the
Company agreed to pay the interest and expenses responsible by the lender for a third-party loan secured on the lender's behalf instead of paying to the lender and the Company agreed to begin making monthly payment of $7,500, beginning on June 1,
2003. Pursuant to the extension in December 2003, the Company was required to make monthly installment payments of $7,500, beginning on February 1, 2004,
until the balance under the note has been paid. The note is in default.                    161,504       161,504

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $50,000 to a third-party lender, bearing no interest.
In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum. The parties also agreed that the Company would make monthly payments of accrued interest beginning in April
2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the Company agreed to commence monthly payments to the lender of $2,500 in June 2005, which was raised to $4,000 beginning in October 2005, and to pay the lender's reasonable attorney's fees. In connection with the agreement the Company issued 600,000 shares of common stock of the Company (at a fair market value of
$9,000) to the lender and warrants to purchase 1,200,000 shares of the Company
common stock were cancelled by the lender. The note is in default.                          47,784        47,784

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of $4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of
$5,000, with the initial payments applied first to the $25,000 note (issued below)
and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares of its common stock at a price of
$0.004 per share. The note is in default.                                                   50,000        50,000

Note payable in the amount of $25,000 to a third-party lender, bearing interest at
12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir due in December 2002. In March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July
1, 2005. Beginning in July 2003, the above interest payments were replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The note is in
default.                                                                                     12,583        12,583

Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003.
Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was increased to monthly payments of
$10,000 beginning in January 2004. All interest was due on the day the principal was to be paid in full. In exchange for the extensions, the interest rate accrued at the rate of 12% from the date the note was issued. In February 2004, the Company and Mr.
Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the
$181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i)
$20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following shall applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, Inc. ("Enfacet"), to Mr. Farias on June 1, 2001;
(ii) the $14,640 monthly payments to be made under the $84,000 note were to be applied to the $280,000 and $181,583 notes until these notes are paid in full; and
(iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the
$500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had
been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The $280,000 note was also secured by SiteFlash(TM)
technology owned by the Company. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $280,000 note payable were included under a $438,795 note payable issued to Tara Financial. For additional details on the $438,795 note and the underlying security interest, please see the $438,795 note payable in Note 3. Robert
Farias is a director of Now Solutions.                                                           --       237,626

                                                                                           June 30,     December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at
12% per annum, was to be paid as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5, 2002 and
(iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued;
each had outstanding balance of $100,000 at December 31, 2001. In February 2004, the
Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31,
2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20,
2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004;
and (iii) all remaining past-due amounts to bring the notes current by April 20,
2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr. Farias on June 1,
2001; (ii) the $14,640 monthly payments to be made under the $84,000 note were applied to the $280,000 and $181,583 notes until these notes were to be paid in full;
and (iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the
$500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had
been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The note was secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain
Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In February 2006, this note and the applicable underlying security interests were cancelled. All outstanding debt, plus interest and any fees under the $181,583 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the
$955,103 note and the underlying security interest, please see the $955,103 note
payable in Note 3. Robert Farias is a director of Now Solutions.                                 --       108,034

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
The Company pledged its interest in a $215,000 note issued by Now Solutions to the
Company to secure this note and the $100,000, $40,000, and $50,000 notes issued to
Victor Weber and $25,000 in expense paid by Weber on behalf of the Company that were included in trade accounts payable, who had the option to have the Company assign the
$215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in
January 2004. At that time, all other notes and debt owed to Weber were cancelled.
Mr. Weber is the President and a Director of Government Internet Systems, Inc.
("GIS"), a subsidiary of the Company, and a member of CW International. The note is
in default.                                                                                 215,000       215,000

Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28, 2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes were to be paid as follows: once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000
Note issued by Now Solutions to Robert Farias on February 13, 2004, 84% of any
remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis toward the
$350,000 and $90,000 notes until all monies due under these notes were paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $350,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details on the $955,103 note and the
underlying security interest, please see the $955,103 note payable in Note 3.                    --       350,000

Note payable in the amount $25,000, bearing interest at 10% per annum, was issued in
April 2003 to a consultant of the Company's subsidiary, EnFacet, for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note
is in default.                                                                               25,000        25,000

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
This note is in default.                                                                     11,000        11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase
250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February 2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $7,000), and to pay $8,750 by March 31, 2004 and $8,750
plus all accrued interest by April 30, 2004 under the note. This note is in default.         11,000        11,000

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002. The note is in default.                                                       10,000        10,000

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
Robert Farias is a director of Now Solutions.                                                    --        84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of
10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003.  This note is in default.                             7,365         7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12%
per annum, with principal and interest due on April 21, 2004. This note is in
default.                                                                                     23,030        23,030

Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In February
2004, the parties amended the terms of the note. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note would be payable as follows: Once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February
13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004,
would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company would continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $90,000 note payable were included under a
$955,103 note payable issued to Tara Financial. For additional details on the
$955,103 note and the underlying security interest, please see the $955,103 note
payable in Note 3. Robert Farias is a director of Now Solutions.                                 --        90,000

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                         ----------   -----------
Note payable in the amount of $60,000 issued by GIS to a third-party dated November
5, 2003, bearing an interest of 10% per annum, with principal and interest due on
November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the Company that are owned by Mountain
Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr.
Wade, the President and CEO of the Company, is the trustee of the W5
Family Trust. This note is in default.                                                      60,006        60,006

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
$5,000 of this note was not funded until January 2004. This note is in default.              40,000        40,000

Note Payable in the amount of $500,000 issued by Now Solutions, the Company's wholly-owned subsidiary to Robert Farias. This note was secured by Now Solutions'
assets. In addition, Farias is entitled to a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note beared interest at 10% per annum and Now
Solutions was required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note had been paid in full. In the event Now Solutions received cash proceeds due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now
Solutions was required to pay 50% of such proceeds remaining toward payment of the
$500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes
Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation
Model); (iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv)
5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before
March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions.
Robert Farias is a director of Now Solutions. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $500,000 note payable were included under the
$359,560 note payable issued to Tara Financial. For additional details on the
$955,103 note and the underlying security interest, please see the $955,103 note
payable in Note 3. Robert Farias is a director of Now Solutions.                                 --       317,000

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10% with
principal and interest due on demand.  Mr. Salz is the Company's corporate counsel.           5,000         5,000

Note payable in the amount of $10,000 to Mr. James Salz. Mr. Salz is the Company's
corporate counsel. The note is in default.                                                   10,000        10,000

Note Payable in the amount of $600,000 issued to Arglen Acquisitions, LLC ("Arglen")
by the Company pursuant to the Company's acquisition of Arglen's 35% interest in Now
Solutions. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in
April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In August 2004,
Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April
2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In
August 2005, Company entered into an agreement with Arglen allowing payout terms to the Company (the "Payout Agreement") and pursuant to which the Company agreed to enter into an Agreed Judgment for the Foreign Judgment in Tarrant County, Texas (the
"Agreed Judgment"). The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in
Tarrant County, Texas, which were in connection with the 2003 settlement agreement
(the "2003 Settlement"). Pursuant to the terms of the Agreed Judgment and the Payout
Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the
Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the
California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed
Judgment so long as the Company continues to make its payments as agreed.
For additional details, See Note 4, Legal Proceedings.                                      588,489       713,489

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of Parker, Mills & Patel ("PMP") in October 2005. The note was issued in connection with a lawsuit filed by PMP to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31,
2008 and shall be paid in equal monthly installments of $3,125, beginning February 1,
2006 for a period of 24 months. Bill Mills is a Director of the Company and a
partner of PMP.                                                                              61,137        75,000

Note payable in the amount of $992,723 issued by Now Solutions, the Company's wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of Now Solutions and bears interest at the rate of 12%
compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is payable as follows: (a) $12,500 by December 15, 2005; (b) $30,000 by December
30, 2005; (c) $25,000 by January 10, 2006; (d) $12,500 by January 20, 2006; (e)
$25,000 by February 1, 2006; and (f) equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, Now Solutions entered into a
security agreement with the lender to guarantee the note.  The note is delinquent.          992,723       992,723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated
February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of
Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now Solutions. The $450,000 note payable is payable as follows: (a) principal and interest payments of $7,000, on the first day of the month, beginning March 1, 2006, and continuing through September 1,
2006; (b) interest only, beginning on October 1, 2006, and continuing through
December 31, 2006; (c) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $12,700, beginning on March 1, 2008 and continuing until February
1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin's outstanding common stock at the time of conversion. As incentives to make the loan and to refinance approximately $1.75 million of existing debt, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000), agreed to issue 4% of the common stock of GIS, and pay to Tara Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent
No. 6,826,744 for an invention for "System and Method for Generating Web Sites in an
Arbitrary Object Framework" owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6% royalty from gross revenues in excess of $6.5 million,
up to a cap of $2,640,606.                                                                  440,101            --

                                                                                          June 30,      December
                                                                                            2006        31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $150,000 issued by Taladin to SGP, dated February 13,
2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now
Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now Solutions. The $150,000 note payable is payable as follows: (a) principal and interest payments of $2,334, on the first day of the month, beginning April 1, 2006, and continuing through September 1,
2006; (b) interest only, beginning on October 1, 2006, and continuing through
December 31, 2006; (c) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1,
2011 (the "Maturity Date"). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. As incentives to make the
$150,000 loan, the Company issued 3,000,000 shares of the common stock of the Company
(at a fair market value of $27,000) and Now Solutions agreed to pay SGP a 1.5%
royalty from its gross revenues in excess of $6.5 million, up to a cap of $150,000.         147,573            --

Note payable in the amount of $438,795 issued by the Company to Tara  Financial,  on
February 13, 2006.  The note bears  interest at the rate of 12% per annum.  The note was issued in connection with  refinancing  whereby Tara Financial  acquired certain indebtedness  under a $280,000 note payable,  dated October 31, 2001,  issued by the
Company to Robert Farias.  The $438,795 note payable reflects all outstanding  debt, plus accrued  interest and any fees under the $280,000  note  payable.  The $280,000 note was cancelled and any underlying  security  interests  have been released.  The
$438,795 note payable is payable as follows:  (a)  principal  and interest  payments of $5,763,  on the first day of the month,  beginning  March 1, 2006, and continuing through  September 1, 2006;  (b)  interest  only  beginning on October 1, 2006,  and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1,
2018  (the  maturity  date).  The new note is  secured  by an  interest  in  certain technology  developed by Adhesive Software and owned by the Company, commonly known
as "SiteFlash(TM)".                                                                         431,243            --

                                                                                          June 30,     December
                                                                                            2006       31, 2005
                                                                                        -----------   -----------
Note payable in the amount of $359,560, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $500,000 note payable, dated Febuary 13, 2004, issued by
Now Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The
$500,000 note was secured by the assets of Now Solutions, as well as a pledge of a portion of the Company's ownership of Now Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is payable as follows: (a) principal and interest payments of $4,723, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b)
interest only payments, beginning on October 1, 2006, and continuing through December
31, 2006; (c) unpaid principal balance and interest of $4,723, beginning on January
1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of Now Solutions. This note payable also contains provisions  requiring  additional  principal  reductions in the event sales by Now
Solutions exceed certain financial thresholds.                                              352,183            --

Note payable in the amount of $955,103, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara
Financial acquired certain indebtedness under the following four notes: (a) an
$84,000 note payable, issued by EnFacet, the Company's 100% owned subsidiary to
Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a $181,583 note payable issued by the Company to
Robert Farias, dated October 17, 2002, which had an outstanding balance at the time of the consolidation of $181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is payable as follows: (a) principal and interest payments of $12,5441, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b)
interest only payments, beginning on October 1, 2006, and continuing through December
31, 2006; (c) unpaid principal balance and interest payments of $12,544, beginning on
January 1, 2007, and continuing until February 1, 2018 (the maturity date). The new
$955,103 note payable is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the
event sales by Now Solutions exceed certain financial thresholds.                           935,507            --
                                                                                        -----------   -----------
                                                                  Total notes payable     5,447,087     5,331,305
                                                                   Current maturities    (1,912,188)   (4,140,571)
                                                                                        -----------   -----------
                                                   Long-Term portion of notes payable   $ 3,534,899   $ 1,190,734
                                                                                        ===========   ===========

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to Wamco. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and CDC Corporation (formerly known as "Chinadotcom") used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney's fees. In addition, Now Solutions' motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court reserved decision on these motions and the Company is awaiting a decision.

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

Note 6 - Stock Options, Warrants & Restricted Stock

Stock Option Plan.

      In December 1999, the Company established a stock option plan (the "Plan") whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between 3- 5 years from the date of grant.

      Summary of Outstanding Employee Stock Options and Warrants

      Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through June 30, 2006.

      In December 2001, the Company issued 5-year warrants to the President and Chief Executive Officer of the Company to purchase a total of 20,600,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. All shares had vested but 10,872,223 shares have expired through June 30, 2006.

      In December 2002, the Company issued 4-year warrants to purchase to 6,600,000 shares of common stock of the Company at an exercise price of $0.010 per share to employees of the Company. The warrants are vested and will expire in December 2006.

      In December 2002 and January of 2003, the Company issued 5-year warrants to purchase 2,750,000 share shares of common stock of the Company at an exercise price of $0.010 per share to officers and directors of the Company's subsidiary. The warrants are vested and will expire in December 2007 or January 2008, as applicable.

      In March 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of common stock of the Company at a strike price of $0.014 per share in connection with an employment agreement. The shares are vested and expire in March 2009.

      No stock options or warrants were issued to employees in 2005 or 2006.

                                     Incentive Stock   Non-Statutory                Weighted Average
                                         Options       Stock Options    Warrants     Exercise Price
                                     ---------------   -------------   ----------   ----------------
Outstanding at 12/31/05                 4,000,000             --       52,111,111        0.038
                                        =========            ===       ==========        =====
Options/Warrants granted with an
  exercise price of $0.01 to $0.03             --             --               --           --
Options/Warrants exercised                     --             --               --        0.000
Options/Warrants expired/cancelled      1,500,000             --        7,933,333        0.060
                                        ---------            ---       ----------        -----
Outstanding at 06/30/06                 2,500,000             --       44,177,778        0.033
                                        =========            ===       ==========        =====

Information relating to stock options/warrants as of June 30, 2006, summarized by exercise price, is as follows:

                                   Warrants/Options Outstanding             Exercisable
                              --------------------------------------   ----------------------
                                               Weighted
                                               Average      Weighted                  Weighted
                                              Remaining      Average                   Average
                                 Number      Contractual    Exercise       Number     Exercise
Exercise Price Per Share      Outstanding   Life (Months)     Price     Exercisable     Price
---------------------------   -----------   -------------   --------    -----------   --------
Incentive Stock Options
$0.01 - $0.09                   2,500,000        38.57        $0.014     2,500,000    $ 0.014
                               ----------        -----        ------    ----------    -------
                                2,500,000        38.57        $0.014     2,500,000    $ 0.014
                               ==========        =====        ======    ==========    =======
Non-statutory Stock Options
$0.01 - $0.09                          --           --        $   --            --    $    --
                               ----------        -----        ------    ----------    -------
                                       --           --        $   --            --    $    --
                               ==========        =====        ======    ==========    =======
Warrants
$0.003 - $0.100                44,177,778        20.64        $0.034    44,177,778    $ 0.034
$0.100 - $0.350                        --           --            --            --         --
                               ----------        -----        ------    ----------    -------
                               44,177,778        20.64        $0.034    44,177,778    $ 0.034
                               ==========        =====        ======    ==========    =======
Grand total                    46,677,778        21.60       $0.0333    46,677,778    $0.0333
                               ==========        =====        ======    ==========    =======

The range of assumptions used in the Black-Scholes Option Valuation Model in 2005 were as follows

                                         December 31,
                                             2005
                                         ------------
Discount rate - bond yield rate               3.83%
Volatility                                  606.39%
Expected life                              5 years
Expected dividend yield                         --

This model has not been used in 2006.

Restricted Stock

      Summary of Employee Restricted Stock Awards

      The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and Now Solutions in 2005 and 2006:

      During 2005, the Company issued 5,100,000 unregistered shares of common stock to employees of Now Solutions pursuant to a restricted stock agreement. The shares vest in equal amounts each year over a 3 year period. Of these shares, 600,000 have been cancelled through June 30, 2006.

      During the period from January 1, 2006 through June 30, 2006, the Company issued 10,850,000 unregistered shares of common stock to employees of Now Solutions and the Company pursuant to restricted stock agreements. Of the 10,850,000 shares issued, 6,000,000 shares vest over a 1-year period and 4,850,000 shares vest in equal amounts each year over a 3-year period. Of these 10,850,000 shares, 2,300,000 shares have been cancelled though June 30, 2006.

      For issuances and cancellations of restricted stock subsequent to the period covered by this Report, please see Subsequent Events in Note 7.

The following activity has occurred through June 30, 2006:

                                                       Weighted
                                                       Average
                                                      Grant-Date
                                           Shares     Fair Value
                                         ----------   ----------
Stock awards:
Non-vested balance at December 31, 2005   4,950,000    $0.004727
  Granted                                11,850,000     0.010063
  Vested                                  1,000,000*    0.027000
  Forfeited / Cancelled                   2,750,000     0.005964
                                         ----------   ----------
Non-vested balance at June 30, 2006      13,050,000    $0.007605
                                         ==========   ==========

(*) One million shares of common stock of the Company were issued to a consultant of the Company.

The range of assumptions used in the stock awards calculation in 2006 were as follows:

                                      June 30,
                                        2006
                                     ----------
Discount rate - bond interest rate   5.21%-6.04%
Volatility                               218.82

      As of June 30, 2006, there was $71,633 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.71 years.

Note 7 - Subsequent Events

      In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock.

      In July 2006, the Company issued 75,000 unregistered shares of common stock of the Company to an employee of Now Solutions pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement. No shares have vested through June 30, 2006.

      In July 2006, the Company issued a total of 500,000 unregistered shares of the common stock of the Company to two third party lenders pursuant to their exercise of warrants to purchase the shares for a total of $3,750. The purchase price was offset against monies owed to each lender under outstanding promissory notes.

      In August 2006, the Company cancelled 666,666 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in January 2006.

      During the period from July 1, to August 14, 2006, warrants to purchase 1,072,222 shares of common stock of the Company at a price of $0.037 to $0.10 per share expired.

      In the process of preparing the Report for the period ended March 31, 2006, the Company reviewed its past issuances of debentures, stock options, warrants, preferred stock, and common stock. Based on its review, the Company determined that it issued 69,322,775 shares of common stock during 2005 in connection with a $200,000 debenture issued to Cornell (in April 2003), and an additional 24,298,094 shares of common stock issued in connection with $190,000 of compensation debenture issued to Cornell in connection with an Equity Line of Credit Agreement (in April 2003) during the first three months ended March 31, 2006, for a total of 93,620,869 shares of common stock.

      As of the Date of this Report for the period ended June 30, 2006, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company:

  998,685,193   Common Stock Issued
   39,605,555   Common Shares that may be purchased from outstanding Warrants
    2,500,000   (or have been purchased but not issued)
                Common Shares convertible from Outstanding Options
   24,250,000   Common Shares convertible from Preferred Series A stock
                (48,500 shares outstanding)
       27,274   Common Shares convertible from Preferred Series B stock
                (7,200 shares outstanding)
   20,000,000   Common Shares convertible from Preferred Series C
                (50,000 shares outstanding)
       94,700   Common Shares convertible from Preferred Series D
                (25,000 shares outstanding)
-------------
1,085,162,722   Total Common Shares Outstanding or Accounted For/Reserved

      In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

      The Company currently has 1,000,000,000 shares of common stock authorized. Thus, at the present time, the Company cannot issue common stock underlying the above securities if such issuance would cause the Company to exceed its authorized shares.

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

Business Overview

      The Company is a multi-national provider of Internet core technologies, administrative software, and derivative software application products through its distribution network. The Company's primary Internet core technologies include SiteFlash(TM), ResponseFlash(TM), and the Emily(R) XML Scripting Language, which can be used to build Web services. The Company's main administrative software product is emPath(R), which is designed to handle the most complex Payroll and Human Resources challenges. The Company has also acquired marketing rights for three security products (ImmuneApp, StatePointPlus(R) and CKM(R)) that will be presented to the market as a security suite and initially marketed to the Company's customer base and its subsidiaries.

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

The Company's current products address the following market segments:

MARKET                                  PRODUCT         OWNERSHIP           LICENSEE
-------------------------------------   -------------   -----------------   --------------------------
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

Results of Operations

      Three And Six Month Periods Ended June 30, 2006 Compared To The Three And Six Months Ended June 30, 2005

      Total Revenues. The Company had total revenues of $1,621,296 and $1,725,966 in the three months ended June 30, 2006 and 2005, respectively. The decrease in total revenue was $104,670 for the three months ended June 30, 2006 representing a 6% decrease compared to the total revenue for the three months ended June 30, 2005. Of the $1,621,296 in the three months ended June 30, 2006 and the $1,725,966 in the three months ended June 30, 2005, $1,619,336 and $1,723,716, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

      The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2006 increased by $60,941 from the same period in the prior year, representing a 4.5% increase, due to increases in software license sales and contractual maintenance fees by Now Solutions.

      Consulting revenue in the three months ended June 30, 2006, decreased by $138,636 from the same period in the prior year, which represented a 43% decrease, due to two major implementation projects ending.

      Other revenue in the three months ended June 30, 2006 decreased by $26,974 from the same period in the prior year, which represented a 50% decrease. Other revenue is billable travel time and reimbursable travel expenses. Therefore, it decreases when consulting revenue decreases.

      The Company had total revenues of $3,174,925 and $3,305,563 in the six months ended June 30, 2006 and 2005, respectively. The decrease in total revenue was $130,638 for the six months ended June 30, 2006 representing a 4% decrease compared to the total revenue for the six months ended June 30, 2005. Of the $3,174,925 in the six months ended June 30, 2006 and the $3,305,563 in the six months ended June 30, 2005, $3,168,975 and $3,274,068, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

      The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended June 30, 2006 increased by $41,997 from the same period in the prior year, representing a 2% increase due to increases in software license sales and contractual maintenance fees by Now Solutions.

      Consulting revenue in the six months ended June 30, 2006, decreased by $154,695, from the same period in the prior year, which represented a 26% decrease, due to two major implementation projected ending.

      Other revenue in the six months ended June 30, 2006 decreased by $17,939 from the same period in the prior year, which represented a 21% decrease. Other revenue is billable travel time and reimbursable travel expenses. Therefore, it decreases when consulting revenue decreases.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,904,748 and $1,938,326 for the three months ended June 30, 2006 and 2005, respectively. The total operating expenses in the three months ended June 30, 2006 decreased by $33,578 compared to the operating expenses in the three months ended June 30, 2005, representing a 2% decrease. Of the $1,904,748 in the three months ended June 30, 2006 and the $1,938,326 in the three months ended June 30, 2005, Now Solutions accounted for $1,678,951 and $1,611,970, respectively. The decrease of $33,578 was primarily attributable to a reduction in amortization, consulting and contract labor costs that were partially offset by increases in payroll and related benefits.

      The Company had selling, general and administrative expenses of $4,068,226 and $3,823,621 in the six months ended June 30, 2006 and 2005, respectively. The total operating expenses in the six months ended June 30, 2006 increased by $244,605 compared to the operating expenses in the six months ended June 30, 2005, representing a 6% increase. Of the $4,068,226 in the six months ended June 30, 2006 and the $3,823,621 in the six months ended June 30, 2005, Now Solutions accounted for $3,446,004 and $3,046,468, respectively. The $244,605 increase was primarily attributable to increases in salaries and related benefits and loan fees that occurred during the first quarter of 2006 for the refinancing and legal fees. These increases were partially offset by decreases in amortization, consulting fees and contract labor costs.

      Operating Loss. The Company had an operating loss of $283,451 and $212,360 in the three months ended June 30, 2006 and 2005, respectively. The operating loss increased by $71,091 compared to the operating loss in the three months ended June 30, 2005, representing an increase of 33%. The increase was primarily attributable to a decrease in the revenues of $104,670 which was partially offset by a decrease in operating expenses of $33,578 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had an operating loss of $893,300 and $518,058 in the six months ended June 30, 2006 and 2005, respectively. The operating loss increased by $375,242 compared to the operating loss in the six months ended June 30, 2005, representing an increase of 72%. The increase was attributable an increase in the operating expenses of $244,605 as described in the above paragraph (Selling, General and Administrative Expenses) and a decrease in revenues of $130,638.

      Interest Expense. The Company had an interest expense of $157,608 and $119,362 for the three months ended June 30, 2006 and 2005, respectively. Interest expense increased in 2006 by $38,246, representing an increase of 32%, compared to the three months ended June 30, 2005. The increase was related to transferring the outstanding balance owed for certain legal expenses to a note payable and penalties paid to a note in default.

      The Company had an interest expense of $305,709 and $241,662 for the six months ended June 30, 2006 and 2005, respectively. Interest expense increased in 2006 by $64,047, representing an increase of 26.5%, compared to the six months ended June 30, 2005. The increase was related to transferring the outstanding balance owed for certain legal expenses to a note payable and penalties paid to a note in default.

      Net Loss. The Company had a net loss of $440,187 and $330,519 for the three months ended June 30, 2006 and 2005, respectively. Net loss as of June 30, 2006 increased by $109,668, representing an increase of 33%. The increase was primarily attributable to a decrease in revenues of $104,670 and an increase in interest expense of $38,246. The increases were partially offset by a decrease in the operating expenses of $33,578 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had a net loss of $1,197,318 and $757,830 for the six months ended June 30, 2006 and 2005, respectively. Net loss as of June 30, 2006 increased by $439,488, representing an increase of 58%. The increase was primarily attributable to an increase in operating expenses of $244,605 as described in the above paragraph (Selling, General and Administrative Expenses), a decrease in revenues of $130,638 and an increase in interest expense of $64,047.

     Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended June 30, 2006 and 2005, respectively.

      The total dividends applicable to Series A and Series C preferred stock were $300,000 and $300,000 for the six months ended June 30, 2006 and 2005, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $590,187 and $480,519 for the three months ended June 30, 2006 and 2005, respectively. Net loss attributed to common stockholders increased by $109,668, representing an increase of 23%, compared to the net loss attributed to common stockholders in the three months ended June 30, 2005. The increase was primarily attributable to a decrease in revenues of $104,670 and a increase in interest expense of $38,246. The increases were partially offset by a decrease in the operating expenses of $33,578 as described in the above paragraph (Selling, General and Administrative Expenses).

      The Company had a net loss attributed to common stockholders of $1,497,318 and $1,057,830 for the six months ended June 30, 2006 and 2005, respectively. Net loss attributed to common stockholders increased by $439,488, representing an increase of 41.5%, compared to the net loss attributed to common stockholders in the six months ended June 30, 2005. The increase of $439,488 was primarily attributable to an increase in the operating expenses of $244,605 as described in the above paragraph (Selling, General and Administrative Expenses), a decrease in revenues of $130,638 and an increase in interest expense of $64,047.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended June 30, 2006 and 2005, respectively.

      The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2006 and 2005, respectively.

Liquidity And Capital Resources

      At June 30, 2006, the Company had non-restricted cash-on-hand of $15,528 as compared to $742,849 at June 30, 2005.

      Net cash generated from operating activities for the six months ended June 30, 2006 was $184,661. This positive cash flow was primarily related to a net loss of $1,197,318 adjusted by total non-cash items of $327,678 (including depreciation and amortization of $179,162, allowance for bad debt of $7,500 and expenses paid by the issuance of common stock, warrants and stock options totaling $168,018), increases in all current liabilities items of $626,055, a decrease in receivables of $358,301, a decrease in prepaid expenses of $51,434 and a decrease in deferred revenue of $8,491. The increase in accounts payable and accrued liabilities was impacted by converting $554,497 of accounts payable and accrued liabilities into notes payable. With these conversions, accounts payable and accrued expenses increased by $70,837.

      Net cash used in investing activities for the six months ended June 30, 2006 was $30,400, which consisted of the purchase of equipment and software.

      Net cash used in financing activities for the six months ended June 30, 2006 was $438,714, consisting of the repayment of notes payables of $1,038,714 which was partially offset by issuance of $600,000 of new note payables.

      The total change in cash and cash equivalents for the six months ended June 30, 2006 when compared to six months ended June 30, 2005 was a decrease of $727,321.

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

                                                        Due in Next Five Years
                          Balance at   --------------------------------------------------------
Contractual Obligations    06/30/06       2006        2007       2008       2009        2010+
-----------------------   ----------   ----------   --------   --------   --------   ----------
Notes payable             $5,447,087   $1,912,188   $679,741   $783,029   $623,027   $1,449,103
Convertible debts             40,000       40,000         --         --         --           --
Operating lease              233,699       77,899     62,076     53,556     40,167           --
                          ----------   ----------   --------   --------   --------   ----------
Total                     $5,720,786   $2,030,087   $741,817   $836,585   $663,194   $1,449,103
                          ==========   ==========   ========   ========   ========   ==========

Of the above notes payable of $5,447,087, the default situation is as follows:

    Notes Payable      06/30/06     12/31/05
-------------------   ----------   ----------
In default            $1,498,131   $3,540,093
Current                3,948,956    1,791,212
                      ----------   ----------
Total Notes Payable   $5,447,087   $5,331,305
                      ==========   ==========

Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2006 was $16.2 million. Additionally, at June 30, 2006, the Company had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2006, there are no material gains or losses requiring separate disclosure.

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

      In February 2006, the Company agreed to pay Robert Farias an accommodation fee of $45,000 for facilitating the financing of $45,000 and refinancing of existing debt in excess of approximately $1.75 million by Tara Financial.

      In May 2006, CW International, LLC ("CWI") entered into a sublicense agreement with the Company to license software, including, ImmuneApp to the Company on a partially exclusive basis. Pursuant to the terms of the agreement, the Company has acquired exclusive rights for all users in Brazil and in the healthcare industry in the United States and Canada, as well as for governmental users who are governmental subdivisions or units below the federal or state government in the United States and their equivalents in Canada. The Company may distribute the software to any other users on a non-exclusive basis. In addition, Now Solutions has the exclusive rights to offer ImmuneApp on an ASP platform for its HRMS solution. Mr. Weber is a Director and President of GIS and a member of CWI.

      Also in May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus(R). As a value-added reseller, the Company may market and distribute the software. The Company may register prospective customers for six months on an exclusive basis. Mr. Weber is a Director and President of GIS and a member of CWI.

      In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, Now Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2006 and 2005, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 ("SFAS No 142"), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During the six months ended June 30, 2006, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off.

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

     We Have Historically Incurred Losses And May Continue To Do So In The
     Future

      We have historically incurred losses. In the six months ended June 30, 2006 and the year ended December 31, 2005, the Company had net losses applicable to common shareholders of $1,470,318 and $2,106,764, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The Company's Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

      The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at June 30, 2006 was $16.2 million. Additionally, at June 30, 2006, the Company had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      Our Success Depends On Our Ability To Obtain Additional Capital

      The Company has funding that is expected to be sufficient to fund its present operations for three months. The Company, however, will need significant additional funding in order to complete its business plan objectives. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet its cash requirements. The Company does not have any common stock available to issue to raise money. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, the Company's business plan will have to be substantially modified and operations curtailed or ceased.

      We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of approximately $9.5 million at June 30, 2006, which means that our current liabilities exceeded our current assets by approximately $9.5 million (although it includes deferred revenue of approximately $2.6 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

      Our Operating Results May Fluctuate Because Of A Number Of Factors, Many Of Which Are Outside Of Our Control

      Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include, among others:

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

      We May Have Difficulty Managing Our Growth And Integrating Recently Acquired Companies

      Our recent investment in our infrastructure, forming a platform for our future growth, has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. Acquisition transactions are accompanied by a number of risks, including:

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

      In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions' Operating Agreement. The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties. In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen's interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004,
which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions' assets on the secured promissory note is junior to Now Solutions' present indebtedness to Wamco. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

      In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees. Now Solutions filed its opposition to Ross' motion, which was submitted to the court for decision on May 20, 2004. Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross' breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross' breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney's fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions' nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross' motion was granted based upon a procedural default. Thereafter, Now Solutions filed a motion to vacate the default, which motion was deined over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions' remaining seven counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney's fees. In addition, Now Solutions' motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court reserved decision on these motions and the Company is awaiting a decision.

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

      In April 2006, the Company cancelled 800,000 unregistered shares of the Company's common stock in connection with the resignation and amendment of a restricted stock agreement with a former employee of the Company and Now Solutions. In connection with the amendment, 200,000 unregistered shares of the Company's common stock remain issued to the former employee, which will vest on the 1 year anniversary date of the original restricted stock agreement, provided the former employee provides services to the Company as may be requested.

      In April 2006, an employee of the Company cancelled 1,500,000 unregistered shares of common stock of the Company that were issued pursuant to a restricted stock agreement executed in January 2006.

      In April 2006, the Company issued 300,000 unregistered shares of common stock of the Company to an employee of Now Solutions and the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments on the anniversary date of the agreement.

      In April 2006, the Company issued 1,000,000 shares of common stock of the Company in connection with an amendment to an exclusive license of a patent for an invention concerning a fiber optics technology application to the inventor of the technology. Pursuant to an amendment, the Company also agreed to a flat fee, plus consulting fees upon funding of OptVision Research, a 100% owned subsidiary of the Company.

      In May 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock of the Company.

      In May 2006, the Company cancelled 450,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to restricted stock agreements executed in October 2005.

      In June 2006, the Company issued 100,000 unregistered shares of common stock of the Company to an employee of the Company pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

      During the six months ended June 30, 2006, warrants to purchase 4,933,333 shares of common stock of the Company at a price of $0.0760 to $0.10 per share expired.

      In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock.

      In July 2006, the Company issued 75,000 unregistered shares of common stock of the Company to an employee of Now Solutions pursuant to a restricted stock agreement between the Company and the employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement. No shares have vested through June 30, 2006.

      In July 2006, the Company issued a total of 500,000 unregistered shares of the common stock of the Company to two third party lender pursuant to their exercise of warrants to purchase the shares for a total of $3,750. The purchase price was offset against monies owed to each lender under outstanding promissory notes.

      During the period from July 1, to August 14, 2006, warrants to purchase 1,072,222 shares of common stock of the Company at a price of $0.037 to $0.10 per share expired.

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

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a) Exhibits

Exhibit
No.       Description                                         Location
-------   -----------                                         --------
31.1      Certification of Chief Executive Officer            Provided herewith
          Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002, dated August 14, 2006

31.2      Certification of  Principal Accounting Officer      Provided herewith
          Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002, dated August 14, 2006

32.1      Certification of Chief Executive Officer Pursuant   Provided herewith
          to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006

32.2      Certification of Principal Accounting Officer       Provided herewith
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006

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

On April 18, 2006, the Company filed a Current Report on Form 8-K to disclose the departure of its Controller and Principal Accounting Officer described below.

On April 14, 2006, David Braun, the Controller and Principal Accounting Officer of the Company, resigned for personal reasons (the "Resignation"). The effective date of the Resignation was 6:00 pm local time on April 14, 2006. Mr. Braun did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices, and Mr. Braun did not furnish a letter to the Company with respect to any such disagreement.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

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