Form 10QSB
period 2006-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2006-11-14
CIK 1099509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

               For the quarterly period ended September 30, 2006.

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

As of November 14, 2006, the issuer had 999,635,193 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
                          TABLE OF CONTENTS FORM 10-QSB

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet (unaudited) as of
            September 30, 2006 and December 31, 2005                          3

          Condensed Consolidated Statements of Operations (unaudited) for
            the Three and Nine months ended September 30, 2006 and 2005       5

          Condensed Consolidated Statements of Cash Flows (unaudited) for
            the Nine months ended September 30, 2006 and 2005                 6

          Notes to Condensed Consolidated Financial Statements                8

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            22

  Item 3. Controls and Procedures                                            34

PART II OTHER INFORMATION

  Item 1. Legal Proceedings                                                  35

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        37

  Item 3. Defaults Under Senior Securities                                   39

  Item 4. Submission of Matters To A Vote Of Security Holders                40

  Item 5. Other Information                                                  40

  Item 6. Exhibits and Reports on Form 8-K                                   40

  Signatures                                                                 42

  Certifications                                                             43

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                            September     December
                                                             30, 2006      31, 2005
                                                           -----------   -----------
                                                           (Unaudited)
Assets
Current Assets
  Cash                                                     $    44,034   $   285,366
  Securities available for sale                                  2,760         2,760
  Accounts receivable, net of allowance for bad debts of
    $167,980 and $160,480                                      316,505     1,011,806
  Other receivable                                             110,085       110,085
  Employee receivables                                          67,414        47,548
  Prepaid expenses and other assets                              9,687        83,046
                                                           -----------   -----------
Total Current Assets                                           550,486     1,540,611
                                                           -----------   -----------
Property and equipment, net of accumulated depreciation         90,815        96,703
Other intangibles, net                                              --       153,716
Deposits and other                                              11,388        10,372
                                                           -----------   -----------
Total Assets                                               $   652,689   $ 1,801,402
                                                           -----------   -----------
Liabilities and Stockholder's Equity/ (Deficit)
Current liabilities
  Accounts payable and accrued liabilities                 $ 6,205,626   $ 5,806,381
  Deferred revenue                                           2,146,728     2,559,532
  Accrued income taxes                                          18,000        18,000
  Current portion - convertible debenture                       40,000       230,000
  Current portion-notes payable                              1,935,333     4,140,571
                                                           -----------   -----------
Total current liabilities                                   10,345,688    12,754,484
  Non-current portion-notes payable                          3,534,899     1,190,734
  Accrued dividends                                          3,363,712     2,913,712
                                                           -----------   -----------
Total liabilities                                          $17,244,299   $16,858,930
                                                           -----------   -----------

See accompanying notes to the condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

(Continued from previous page)

                                                          September 30,   December 31,
                                                               2006           2005
                                                          -------------   ------------
                                                           (Unaudited)
Stockholders' Equity (Deficit)

  Series A 4% Convertible Cumulative  Preferred stock;
    $0.001 par value; 250,000 shares authorized; 48,500
    shares issued and outstanding                                   49              50

  Series B 10% Convertible Preferred stock; $0.001 Par
    Value; 375,000 Shares authorized; 7,200 shares
    issued and outstanding                                      45,000          45,000

  Series C 4% Convertible Preferred stock; $100.00 par
    value; 200,000 shares authorized; 50,000 shares
    issued and outstanding                                     350,000         350,000

  Series D 15% Convertible Preferred stock; $0.001 Par
    Value; 300,000 Shares authorized; 25,000 shares
    issued and outstanding                                     156,250         156,250

  Common Stock; $.00001 par value; 1,000,000,000 shares
    authorized 991,676,857 and 947,291,670 issued and
    outstanding                                                  9,917           9,473

  Additional paid-in-capital                                28,125,984      27,723,121

  Accumulated deficit                                      (45,425,085)    (43,474,248)

  Accumulated other comprehensive income                       146,275         132,826
                                                          ------------    ------------
Total Stockholders' deficit                                (16,591,610)    (15,057,528)
                                                          ------------    ------------
Total liabilities and stockholders' deficit               $    652,689    $  1,801,402
                                                          ============    ============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended            Nine Months ended
                                                       September 30,                 September 30,
                                                ---------------------------   ---------------------------
                                                    2006           2005           2006           2005
                                                ------------   ------------   ------------   ------------
Revenues
  Licensing and maintenance                     $  1,193,681   $  1,215,573   $  3,857,330   $  3,837,225
  Consulting Services                                238,304        326,070        681,326        923,788
  Other                                               36,858         43,425        105,113        129,619
                                                ------------   ------------   ------------   ------------
Total Revenues                                     1,468,844      1,585,068      4,643,769      4,890,632
Selling, general and administrative expenses       1,633,841      1,884,404      5,702,067      5,708,024
                                                ------------   ------------   ------------   ------------
Operating loss                                      (164,997)      (299,335)    (1,058,297)      (817,393)
Interest income                                          556          1,475          2,247          3,365
Interest expense                                    (139,078)       (79,047)      (444,786)      (320,709)
                                                ------------   ------------   ------------   ------------
Net loss                                            (303,519)      (376,908)    (1,500,837)    (1,134,737)
                                                ------------   ------------   ------------   ------------
Dividend applicable to preferred stock              (150,000)      (150,000)      (450,000)      (450,000)
Net loss applicable to common stockholders'     $   (453,519)  $   (526,908)  $ (1,950,837)  $ (1,584,737)
                                                ------------   ------------   ------------   ------------
Basic and diluted loss per share                $         (0)  $         (0)  $         (0)  $         (0)
                                                ------------   ------------   ------------   ------------
Basic and diluted weighted average
  of common shares outstanding                   989,409,647    889,333,976    979,450,226    879,388,872
                                                ------------   ------------   ------------   ------------
Comprehensive loss and its components consist
  of the following:
    Net loss                                    $   (303,519)  $   (376,908)  $ (1,500,837)  $ (1,134,737)
    Unrealized gain (loss) on securities
      available for sale                                  --             --             --         (6,368)
    Translation adjustments                            1,166        (13,425)       (13,449)         3,476
                                                ------------   ------------   ------------   ------------
      Comprehensive loss                        $   (302,353)  $   (390,333)  $ (1,514,286)  $ (1,137,629)
                                                ============   ============   ============   ============

See accompanying notes to the condensed consolidated financial statements

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine months ended
                                                          September 30
                                                   -------------------------
                                                       2006         2005
                                                   -----------   -----------
Cash flows from operating activities
    Net loss                                       $(1,500,837)  $(1,134,737)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                      192,857       646,414
    Non employee stock compensation                    185,090       167,773
    Employee stock compensation expense                 28,217         6,000
    Allowance for bad debts                              7,500        15,507
    Changes in operating assets and liabilities:
    Accounts receivable                                687,080       530,124
    Receivable from officers and employees             (19,866)      (21,725)
    Prepaid expenses                                    72,344       (25,645)
    Accounts payable and accrued liabilities           954,463       340,002
    Deferred revenue                                  (412,804)     (238,654)
                                                   -----------   -----------
Net cash provided by operating activities:             194,044       285,059
Cash flow from investing activities:
    Purchase of equipment                              (33,256)      (41,189)
                                                   -----------   -----------
Net cash used in investing activities                  (33,256)      (41,189)

See accompanying notes to condensed consolidated financial statements

                                                        (Continued on next page)

                Vertical Computer Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued from previous page)

                                                                   Nine months ended
                                                                      September 30
                                                                -----------------------
                                                                    2006         2005
                                                                -----------   ---------
Cash flow from financing activities:
  Payment of Note Payable                                        (1,132,569)   (416,798)
  Proceeds from issuance of Notes Payable                           717,000          --
                                                                -----------   ---------
Net cash used in financing activities                              (415,569)   (416,798)
Effect of changes in exchange rates on cash                          13,449      (3,477)
                                                                -----------   ---------
Net decrease in cash and cash equivalents,                         (241,332)   (176,406)
Cash and cash equivalents, beginning of period                      285,366     330,780
                                                                -----------   ---------
Cash and cash equivalents, end of period                        $    44,034   $ 154,375
                                                                ===========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                    $   219,398   $ 118,443
                                                                ===========   =========
  Non-cash investing and financing activities:
    Conversion of accounts payable and accrued liabilities to
      notes payable                                             $   554,497   $      --
                                                                ===========   =========
    Conversion of convertible debentures                        $   190,000   $  90,000
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

      Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2006 was $16.6 million. Additionally, at September 30, 2006, the Company had negative working capital of approximately $9.8 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

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

      In August 2006, the Company cancelled 666,666 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2006.

      In August 2006, the Company cancelled 300,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2006.

      In August 2006, the Company issued 400,000 unregistered shares of common stock of the Company to two employees of Now Solutions pursuant to restricted stock agreements between the Company and the employees that provide for the stock to vest over three years in equal installments on the anniversary date of the agreement.

      In September 2006, the Company cancelled 150,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2005.

      In September 2006, the Company agreed to issue 600,000 unregistered shares of common stock of the Company to four consultants of Now Solutions pursuant to restricted stock agreements between the Company and the consultants that provide for the stock to vest over three years in equal installments on the anniversary date of the agreement.

      In September 2006, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000) to a third party lender in connection with a $50,000 loan to the Company made in September 2006.

      During the nine months ended September 30, 2006, 4,199,998 unregistered shares of common stock of the Company issued to employees of the Company and Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

      During the nine months ended September 30, 2006, warrants to purchase 7,149,999 shares of common stock of the Company at a price of $0.0370 to $0.10 per share expired.

Note 3 - Notes Payable

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
The $5.5 million note payable, issued by Now Solutions to Coast and purchased by
Wamco was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30,
2004; (b) $7,500 principal per month, plus interest, commencing on October 31,
2004 and continuing on each succeeding month through January 31, 2005; (c)
providing that Now Solutions has achieved revenues of $7.5 million and EBITDA of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. In the event Now Solutions does not qualify for reduced payments, the note will be payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. The note was in default. In February 2006, Taladin used the proceeds of two loans to acquire the indebtedness of Now Solutions to Wamco for $600,000, which represented a 5%
discount from the actual amount owed, plus legal fees. In connection with the acquisition of such indebtedness, a revenue participation agreement for the benefit of Wamco was terminated and a warrant to purchase 3,000,000 shares of common stock of the Company, also granted to Wamco, was cancelled. Now
Solutions' indebtedness to Wamco was secured by a first lien position against all assets of Now Solutions and this first lien position was assigned by Wamco
to Taladin.                                                                           $        --          $   865,302

Note payable to Ross Systems, Inc. ("Ross") issued by Now Solutions in the amount of $1,000,000. The note is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), payments of $250,000 and $750,000 to be due in February 2002 and 2003,
respectively. If a payment is not received within three days from the due date, the note will begin to bear interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross pursuant to an agreement between Now Solutions and Ross. Please also see "Legal Proceedings"
under Note 4 for information concerning the litigation between the Company, Now
Solutions and Ross.                                                                       750,000              750,000

Note payable in the amount of $31,859 to a third-party lender, bearing interest
at an amount to be negotiated, principal and interest due on demand.                       31,859               31,859

Notes payable in the amount of $27,000 to a third-party, payable upon demand.              27,000               27,000

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
The note is in default.                                                                   161,504              161,504

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $50,000 to a third-party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum.
The parties also agreed that the Company would make monthly payments of accrued interest beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the
Company agreed to commence monthly payments to the lender of $2,500 in June
2005, which was raised to $4,000 beginning in October 2005, and to pay the lender's reasonable attorney's fees. In connection with the agreement the
Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase 1,200,000 shares of the
Company common stock were cancelled by the lender. The note is in default.                 47,784               47,784

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. In March 2003, the parties entered into an amendment, whereby the parties agreed to pay accrued interest in the amount of
$4,200 for this note and to extend the maturity date to June 1, 2004. Beginning in July 2003, the above interest payments were to be replaced with a monthly installment payment of $5,000, with the initial payments applied first to the
$25,000 note (issued below) and then to the $50,000 note. In connection with the amendment, the Company issued three-year warrants to purchase 1,500,000 shares
of its common stock at a price of $0.004 per share. The note is in default.                50,000               50,000

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company's common stock that are owned by Mountain Reservoir due in December 2002. In March 2003, the
parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest payments were replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note
issued. The note is in default.                                                            12,583               12,583

Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March
2003. Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was increased to monthly payments of $10,000 beginning in January 2004. All interest was due on the day the principal was to be paid in full. In exchange for the extensions, the interest rate accrued at the rate of 12% from the date the note was issued. In
February 2004, the Company and Mr. Farias amended the $280,000 note issued to
Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on
October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the
Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following shall be applied:
(i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, Inc. ("Enfacet"), to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note were to be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now
Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The $280,000 note was also secured by SiteFlash(TM) technology owned by the Company. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $280,000 note payable were included under a $438,795 note payable issued to Tara Financial. For additional details, please see the $438,795 note
payable in Note 3. Robert Farias is a director of Now Solutions.                               --              237,626

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum, was to be paid as follows: (i) an initial installment of
$10,000 payable upon execution; (ii) monthly payment of $5,000 beginning
November 5, 2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued; each had outstanding balance of $100,000 at
December 31, 2001. In February 2004, the Company and Mr. Farias amended the
$280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i)
$20,000, which was paid toward the $181,583 note on February 20, 2004; (ii)
fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and
(iii) all remaining past-due amounts to bring the notes current by April 20,
2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company's subsidiary, EnFacet, to Mr.
Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the
$84,000 note were applied to the $280,000 and $181,583 notes until these notes were to be paid in full; and (iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now
Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the
$280,000 and $181,583 notes if the Company was not current in its payments. The note was secured by 10,450,000 shares of the Company's common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. In February 2006, this note and the applicable underlying security interests were cancelled. All outstanding debt, plus interest and any fees under the $181,583 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 3. Robert
Farias is a director of Now Solutions.                                                         --              108,034

The Company pledged its interest in a $215,000 note issued by Now Solutions to the Company to secure this note and the $100,000, $40,000, and $50,000 notes issued to Victor Weber and $25,000 in expense paid by Weber on behalf of the
Company that were included in trade accounts payable, who had the option to have the Company assign the $215,000 note to Weber provided that Weber cancels all three notes and the outstanding $25,000 in accounts payable. Weber elected to make this assignment in January 2004. At that time, all other notes and debt owed to Weber were cancelled. Mr. Weber is the President and a Director of
Government Internet Systems, Inc. ("GIS"), a subsidiary of the Company, and a member of CW International. The note was in default as of September 30, 2006, but Now Solutions and Weber amended this note, which is no longer in default subsequent to September 30, 2006. For details on the amendment to the note,
please see Subsequent Events in Note 7.                                                   215,000              215,000

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28,
2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes were to be paid as follows: once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 Note issued by Now Solutions to Robert
Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert
Farias on February 13, 2004, would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis toward the $350,000 and $90,000 notes until all monies due under these notes were paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $350,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note
payable in Note 3.                                                                             --              350,000

Note payable in the amount $25,000, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company's subsidiary, EnFacet, for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in
October 2003. The note is in default.                                                      25,000               25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                        11,000               11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June
2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the
Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February
2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of
$7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued
interest by April 30, 2004 under the note. This note is in default.                        11,000               11,000

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on
June 1, 2002. The note is in default.                                                      10,000               10,000

Note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated
June 1, 2001, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet was in default at December 31, 2002. In
March 2003, both parties entered into an amendment. Pursuant to the amendment, the due date was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest was accrued from the date the note was issued. In addition, EnFacet was to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note would be payable as follows:
once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13,
2004, 16% of any remaining amounts from the final $91,500 installment payment on the $500,000 note would be applied to the $84,000 note. Thereafter, the Company or, at the Company's option, Now Solutions, was to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $84,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note
payable in Note 3. Robert Farias is a director of Now Solutions.                               --               84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in
payments was made on this note in 2003. This note is in default.                            7,365                7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note
is in default.                                                                             23,030               23,030

Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28,
2004. In February 2004, the parties amended the terms of the note. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note would be payable as follows: Once the Company's subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now
Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now
Solutions to Robert Farias on February 13, 2004, would be applied to the
$350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company would continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $90,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 3. Robert Farias is a
director of Now Solutions.                                                                     --               90,000

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $60,000 issued by GIS to a third-party dated
November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. This note is in default.            60,006               60,006

Note Payable in the amount of $40,000 issued by GIS to a third-party dated
November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note.
In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued
1,000,000 unregistered shares of Company's common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the
Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO
of the Company, is the trustee of the W5 Family Trust. $5,000 of this note was
not funded until January 2004. This note is in default.                                    40,000               40,000

Note Payable in the amount of $500,000 issued by Now Solutions, the Company's wholly-owned subsidiary to Robert Farias. This note was secured by Now
Solutions' assets. In addition, Farias is entitled to a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note beared interest at
10% per annum and Now Solutions was required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note had been paid in full. In the event Now Solutions received cash proceeds due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase
5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes
Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes
Option Valuation Model); (iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes
Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to "piggy-back" registration rights. In connection with the loan, Now
Solutions entered into a security agreement with the lender to guarantee the note. In addition, the Company also pledged a 30% ownership interest in Now
Solutions to ensure the making of the $500,000 loan to Now Solutions. Robert
Farias is a director of Now Solutions. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $500,000 note payable were included under the $359,560 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 3. Robert Farias is a director of
Now Solutions.                                                                                 --              317,000

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10%
with principal and interest due on demand. Mr. Salz is the Company's corporate
counsel.                                                                                    5,000                5,000

Note payable in the amount of $10,000 to Mr. James Salz. Mr. Salz is the
Company's corporate counsel. The note is in default.                                       10,000               10,000

Note Payable in the amount of $600,000 issued to Arglen Acquisitions, LLC
("Arglen") by the Company pursuant to the Company's acquisition of Arglen's 35%
interest in Now Solutions. The Company's purchase of Arglen's interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in
2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in
September 2004, which was issued at closing. When the Company did not make the
April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In August 2004, Arglen obtained a default judgment in
Los Angeles court for the outstanding principal, plus attorney's fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of
Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, Company
entered into an agreement with Arglen allowing payout terms to the Company (the
"Payout Agreement") and pursuant to which the Company agreed to enter into an
Agreed Judgment for the Foreign Judgment in Tarrant County, Texas (the "Agreed
Judgment"). The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign
Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the "2003 Settlement"). Pursuant to the terms of the
Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003
Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and
Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the
$713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its
payments as agreed. For additional details, See Note 4, Legal Proceedings.                513,489              713,489

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of Parker, Mills & Patel ("PMP") in October 2005.
The note was issued in connection with a lawsuit filed by PMP to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months.
Bill Mills is a Director of the Company and a partner of PMP. The note is
delinquent.                                                                                61,137               75,000

Note payable in the amount of $992,723 issued by Now Solutions, the Company's wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of Now Solutions and bears interest at the rate of 12%
compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is payable as follows: (a) $12,500 by December 15,
2005; (b) $30,000 by December 30, 2005; (c) $25,000 by January 10, 2006; (d)
$12,500 by January 20, 2006; (e) $25,000 by February 1, 2006; and (f) equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, Now Solutions entered into a security agreement with the lender to
guarantee the note. The note is delinquent.                                               992,723             992, 723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum.
The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now
Solutions. The $450,000 note payable is payable as follows: (a) principal and interest payments of $7,000, on the first day of the month, beginning March 1,
2006, and continuing through September 1, 2006; (b) interest only, beginning on
October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $12,700, beginning on March 1, 2008 and continuing until February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin's outstanding common stock at the time of conversion. As incentives to make the loan and to refinance approximately $1.75 million of existing debt, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000), agreed to issue 4% of the common stock of GIS, and pay to Tara
Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent No. 6,826,744 for an invention for "System and Method for Generating Web Sites in an Arbitrary Object Framework" owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6%
royalty from gross revenues in excess of $6.5 million, up to a cap of
$2,640,606. For an update on the first lien position shared by Tara Financial
and SGP, please see Subsequent Events in Note 7.                                          435,023                   --

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $150,000 issued by Taladin to SGP, dated February
13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial and SGP share the first lien position, senior to all other security interests in the assets of Now Solutions.
The $150,000 note payable is payable as follows: (a) principal and interest payments of $2,334, on the first day of the month, beginning April 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1,
2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through
February 1, 2008; and (d) monthly payments increased $4,233, beginning on March
1, 2008 and continuing until March 1, 2011 (the "Maturity Date"). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. As incentives to make the $150,000 loan, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) and Now Solutions agreed to pay SGP a 1.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $150,000. For an update on the first lien position shared by Tara Financial and SGP, please
see Subsequent Events in Note 7.                                                          145,868                   --

Note payable in the amount of $438,795 issued by the Company to Tara Financial, on February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $280,000 note payable, dated October 31, 2001, issued by the Company to Robert Farias. The $438,795 note payable reflects all outstanding debt, plus accrued interest and any fees under the $280,000 note payable. The $280,000 note was cancelled and any underlying security interests have been released. The $438,795 note payable is payable as follows: (a)
principal and interest payments of $5,763, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only beginning on October 1, 2006, and continuing through December 31, 2006; (c)
unpaid principal balance and interest payments of $5,763, beginning on January
1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by an interest in certain technology developed by Adhesive Software
and owned by the Company, commonly known as "SiteFlash(TM)".                              427,134                   --

Note payable in the amount of $359,560, issued by Now Solutions to Tara
Financial, dated February 13, 2006. The note bears interest at the rate of 12%
per annum. The note was issued in connection with refinancing whereby Tara
Financial acquired certain indebtedness under a $500,000 note payable, dated
February 13, 2004, issued by Now Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The $500,000 note was secured by the assets of Now
Solutions, as well as a pledge of a portion of the Company's ownership of Now
Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is payable as follows: (a) principal and interest payments of $4,723, on the first day of the month, beginning March 1,
2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c)
unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now
Solutions exceed certain financial thresholds.                                            350,006                   --

                                                                                   September 30, 2006   December 31, 2005
                                                                                   ------------------   -----------------
Note payable in the amount of $955,103, issued by Now Solutions to Tara
Financial, dated February 13, 2006. The note bears interest at the rate of 12%
per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under the following four notes: (a) an $84,000 note payable, issued by EnFacet, the
Company's 100% owned subsidiary to Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a
$181,583 note payable issued by the Company to Robert Farias, dated October 17,
2002, which had an outstanding balance at the time of the consolidation of
$181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated
August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is payable as follows: (a) principal and interest payments of
$12,5441, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1,
2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $12,544, beginning on January 1, 2007, and continuing until
February 1, 2018 (the maturity date). The new $955,103 note payable is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now
Solutions exceed certain financial thresholds.                                            929,721                   --

Note Payable in the amount of $66,000 issued by Now Solutions to Stephen
Rossetti, bearing interest at 10% per annum. Mr. Rossetti is Executive
Vice-President of Government Affairs, Chairman, CEO and Director of GIS,
Director of Now Solutions and an officer of Markquest, Inc. The note was issued in connection with a $55,000 loan and includes a commitment fee of $11,000. The
note was due September 7, 2006. The note is in default.                                    66,000                   --

Note Payable in the amount of $51,000 issued by the company to a third party lender, bearing interest at 10% per annum. The note was issued in connection with a $50,000 loan and includes a $1,000 in legal fees. In connection with the loan, the Company issued 1,000,000 unregistered shares of common stock of the
Company (at a fair-market value of $18,000). The note is delinquent.                       51,000                   --
                                                                                      -----------          -----------
  Total notes payable                                                                   5,470,232            5,331,305
    Current maturities                                                                 (1,935,333)          (4,140,571)
                                                                                      -----------          -----------
  Long-Term portion of notes payable                                                  $ 3,534,899          $ 1,190,734
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

Note 6 - Stock Options & Warrants

Stock Option Plan

      In December 1999, the Company established a stock option plan (the "Plan") whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between 3 - 5 years from the date of grant.

      Summary of Outstanding Employee Stock Options and Warrants

      Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through September 30, 2006.

      In December 2001, the Company issued 3-year warrants to the President and Chief Executive Officer of the Company to purchase a total of 20,600,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. All shares had vested but 12,588,889 shares have expired through September 30, 2006.

      In December 2002, the Company issued 4-year warrants to purchase to 6,600,000 shares of common stock of the Company at an exercise price of $0.010 per share to employees of the Company. The warrants are vested and will expire in December 2006.

      In December 2002 and January of 2003, the Company issued 5-year warrants to purchase 2,750,000 share shares of common stock of the Company at an exercise price of $0.010 per share to officers and directors of the Company's subsidiary. In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. The remaining warrants are vested and will expire in December 2007 or January 2008, as applicable.

      In March 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of common stock of the Company at a strike price of $0.014 per share in connection with an employment agreement. The shares are vested and expire in March 2009.

      No stock options or warrants were issued to employees in 2005 or 2006.

                                     Incentive Stock   Non-Statutory                Weighted Average
                                         Options       Stock Options    Warrants     Exercise Price
                                     ---------------   -------------   ----------   ----------------
Outstanding at 12/31/05                 4,000,000            --        52,111,111         0.038
                                        =========           ===        ==========         =====
Options/Warrants granted with an
  exercise price of $0.01 to $0.03             --            --                --            --
Options/Warrants exercised                     --            --         1,750,000         0.009
Options/Warrants expired/cancelled      1,500,000            --        10,150,000         0.065
                                        ---------           ---        ----------         -----
Outstanding at 09/30/06                 2,500,000            --        40,211,111         0.032
                                        =========           ===        ==========         =====

Information relating to stock options/warrants as of September 30, 2006, summarized by exercise price, is as follows:

                                   Warrants/Options Outstanding              Exercisable
                              --------------------------------------   ----------------------
                                               Weighted
                                               Average      Weighted                 Weighted
                                              Remaining      Average                  Average
                                 Number      Contractual    Exercise     Number      Exercise
Exercise Price Per Share      Outstanding   Life (Months)     Price    Exercisable     Price
---------------------------   -----------   -------------   --------   -----------   --------
Incentive Stock Options
$0.01 - $0.09                   2,500,000       35.50        $ 0.014     2,500,000    $0.014
                               ----------       -----        -------    ----------    ------
                                2,500,000       35.50        $ 0.014     2,500,000    $0.014
                               ==========       =====        =======    ==========    ======
Non-statutory Stock Options
$0.01 - $0.09                          --          --        $    --            --    $   --
                               ----------       -----        -------    ----------    ------
                                       --          --        $    --            --    $   --
                               ==========       =====        =======    ==========    ======
Warrants
$0.003 - $0.100                40,211,111       18.68        $ 0.033    40,211,111    $0.033
$0.100 - $0.350                        --          --             --            --        --
                               ----------       -----        -------    ----------    ------
                               40,211,111       18.68        $ 0.033    40,211,111    $0.033
                               ==========       =====        =======    ==========    ======
Grand total                    42,711,111       19.67        $0.0315    42,711,111    $0.032
                               ==========       =====        =======    ==========    ======

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

      For information concerning warrants that expired subsequent to the period covered by this Report, please see Subsequent Events in Note 7.

Restricted Stock

      Summary of Employee and Consultants Restricted Stock Awards

      The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and Now Solutions in 2005 and 2006:

      During 2005, the Company issued 5,100,000 unregistered shares of common stock to employees of Now Solutions pursuant to restricted stock agreements, of which 150,000 were cancelled. The shares vest in equal amounts each year over a 3 year period. Of the remaining 4,950,000 shares, 200,000 have vested and 600,000 have been cancelled through September 30, 2006.

      During the period from January 1, 2006 through September 30, 2006, the Company agreed to issue 12,925,000 unregistered shares of common stock to employees and consultants of Now Solutions and the Company pursuant to restricted stock agreements. Of the 12,925,000 shares the Company agreed to issue, 1,000,000 shares had no vesting period, 6,800,000 shares vest over a 1-year period and 5,125,000 shares vest in equal amounts each year over a 3-year period. Of these 12,925,000 shares, 600,000 shares have not been issued, 3,999,998 have vested and 3,266,666 shares have been cancelled though September 30, 2006.

      For issuances, vesting, and cancellations of restricted stock subsequent to the period covered by this Report, please see Subsequent Events in Note 7.

      The following activity has occurred through September 30, 2006:

                                                            Weighted
                                                             Average
                                                           Grant-Date
                                                Shares     Fair Value
                                              ----------   ----------
Stock awards:
Non-vested balance at December 31, 2005....    4,950,000    $0.004727
  Granted..................................   12,925,000     0.011831
  Vested...................................    4,199,998     0.011825
  Forfeited / Cancelled....................    3,866,666     0.008177
                                              ----------    ---------
Non-vested balance at September 30, 2006...    9,808,336    $0.008828
                                              ==========    =========

      The range of assumptions used in the stock awards calculation in 2006 were as follows:

                                    September 30,
                                         2006
                                    -------------
Discount rate - bond interest rate   5.21%-6.04%
Volatility                               216.06%

      As of September 30, 2006, there was $71,177 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.39 years.

Note 7 - Subsequent Events

      In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline, Inc. toward securing additional rights to StatePointPlus and ImmuneApp. Pursuant to the note, the Company shall pay 6% of gross revenues derived from all sales of StatePointPlus (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In connection with the note, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

      In October 2006, Taladin issued a $100,000 promissory, bearing interest at 12% per annum and due in October 2011, to Mr. Weber on October 27, 2006. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The note is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the "Maturity Date"). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (at a fair market value of $21,000) to Mr. Weber and Now Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

      In October 2006, Victor Weber and Now Solutions and Taladin entered into an agreement concerning the $215,000 promissory note issued by Now Solutions to the Company on September 4, 2003, and assigned by the Company to Weber in January 2005. Pursuant to the agreement, Now Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath(R)) to state and local governments until the balance under the note is paid. Under the terms of the amended note, Now Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In connection with the agreement, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

      During the period from October 1, 2006 to November 14, 2006, 1,250,000 unregistered shares of common stock of the Company issued to employees of Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005.

      During the period from October 1, 2006 to November 14, 2006, warrants to purchase 1,072,222 shares of common stock of the Company at a price of $0.037 to $0.10 per share expired.

      As of the Date of this Report for the period ended September 30, 2006, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company:

  999,635,193   Common Stock Issued

   37,388,889   Common Shares that may be purchased from outstanding Warrants
                (or have been purchased but not issued)

    2,500,000   Common Shares convertible from Outstanding Options

   24,250,000   Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)

       27,274 Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)

   20,000,000   Common Shares convertible from Preferred Series C (50,000 shares outstanding)

       94,700 Common Shares convertible from Preferred Series D (25,000 shares outstanding)

    1,600,000   Common Shares that the Company has agreed to issue pursuant to agreements
-------------
1,085,496,056   Total Common Shares Outstanding or Accounted For/Reserved

      In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

      Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 90,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above). The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

      The Company has also acquired marketing rights for three security products (ImmuneApp, StatePointPlus(R) and CKM(R)) that will be presented to the market as a security suite and initially marketed to the Company's customer base and its subsidiaries. ImmuneApp is a security software program that allows a system administrator to stop the use of unauthorized programs, including unlicensed software, viruses, Trojans, spyware, adware and malicious code. StatePointPlus(R) is an intelligent System Baseline Management (SBM) patented technology that improves information technology management by providing a highly cost-effective complete inventory of network hardware, giving a complete picture of all existing workstations, servers, and software on a network. The technology also provides a self-healing function to reverse unauthorized changes to systems, ensuring that IT systems are in compliance with company policies and standards including HIPAA, Sarbanes-Oxley and ISO. Both ImmuneApp and StatePointPlus(R) are licensed from CW International, LLC. Constructive Key Management ("CKM(R)") products are licensed from TecSec, Inc. Using encryption, CKM products will protect confidential employee information, whether stored on a hard drive or transmitted via email, which will only be accessed by the intended audiences.

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

      The Company's current products address the following market segments:

                                                            OWNERSHIP/
MARKET                                  PRODUCT             LICENSOR            LICENSEE
-------------------------------------   -----------------   -----------------   ---------------------------
Human Resources and Payroll             emPath(R)           Now Solutions       Now Solutions
Large Corporations and Universities     SiteFlash(TM)       Vertical Computer   Vertical Computer Systems
Government Sector- Emergency Response   ResponseFlash(TM)   Vertical Computer   GIS
Publishing Content                      NewsFlash(TM)       Vertical Computer   EnFacet
Emily(R) XML Scripting Language         Emily(R)            Vertical Computer   Vertical Internet Solutions
Security                                ImmuneApp           CW International    Vertical Computer Systems
IT Management and Compliance            StatePointPlus(R)   CW International    Vertical Computer Systems
Encryption                              CKM(R)              TecSec, Inc.        Vertical Computer Systems

Results of Operations

      Total Revenues. The Company had total revenues of $1,468,844, and $1,585,068 in the three months ended September 30, 2006 and 2005, respectively. The decrease in total revenue was $116,224 for the three months ended September 30, 2006 representing a 7% decrease compared to the total revenue for the three months ended September 30, 2005. Of the $1,468,844 in the three months ended September 30, 2006 and the $1,585,068 in the three months ended September 30, 2005, $1,467,628 and $1,582,022, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

      The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended September 30, 2006 decreased by $21,892 from the same period in the prior year, representing a 2% decrease, due to a slight decrease in new software licensing by Now Solutions and contractual increases in maintenance revenues did not offset the loss in maintenance revenues from customer attrition.

      Consulting revenue in the three months ended September 30, 2006, decreased by $87,766 from the same period in the prior year, which represented a 27% decrease, due to two major implementation projects ending.

      Other revenue in the three months ended September 30, 2006 decreased by $6,567 from the same period in the prior year, which represented a 15% decrease. Other revenue is billable travel time and reimbursable travel expenses. Therefore, it decreases when consulting revenue decreases.

      The Company had total revenues of $4,643,769 and $4,890,632 in the nine months ended September 30, 2006 and 2005, respectively. The decrease in total revenue was $246,863 for the nine months ended September 30, 2006 representing a 5% decrease compared to the total revenue for the nine months ended September 30, 2005. Of the $4,643,769 in the nine months ended September 30, 2006 and the $4,890,632 in the nine months ended September 30, 2005, $4,636,577 and $4,855,718, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

      The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the nine months ended September 30, 2006 increased by $20,105 from the same period in the prior year, representing a .5% increase, due to increases in new software licenses by Now Solutions. This increase was partially offset by a decrease in maintenance as contractual increases in maintenance revenues did not offset the loss in maintenance revenues from customer attrition.

      Consulting revenue in the nine months ended September 30, 2006 decreased by $242,462, from the same period in the prior year, which represented a 26% decrease, due to two major implementation projects ending.

      Other revenue in the nine months ended September 30, 2006 decreased by $24,506 from the same period in the prior year, which represented a 19% decrease. Other revenue is billable travel time and reimbursable travel expenses. Therefore, it decreases when consulting revenue decreases.

      Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,633,841 and $1,884,404 for the three months ended September 30, 2006 and 2005, respectively. The total operating expenses in the three months ended September 30, 2006 decreased by $250,563 compared to the operating expenses in the three months ended September 30, 2005, representing a 13% decrease. Of the $1,633,841 in the three months ended September 30, 2006 and the $1,884,404 in the three months ended September 30, 2005, Now Solutions accounted for $1,463,301 and $1,741,682, respectively. The decrease of $250,563 was primarily attributable to the source code being completely amortization as of the end of the first quarter of 2006 and a decrease in legal fees.

      The Company had selling, general and administrative expenses of $5,702,067 and $5,708,024 in the nine months ended September 30, 2006 and 2005, respectively. The total operating expenses in the nine months ended September 30, 2006 decreased by $5,957 compared to the operating expenses in the nine months ended September 30, 2005, representing a .1% decrease. Of the $5,702,067 in the nine months ended September 30, 2006 and the $5,708,024 in the nine months ended September 30, 2005, Now Solutions accounted for $4,909,306 and $4,788,150, respectively. The $5,957 decrease was primarily attributable the source code being completely amortized in the first quarter of 2006. This decease was offset by increases in payroll and related benefits and legal fees.

      Operating Loss. The Company had an operating loss of $164,997 and $299,335 in the three months ended September 30, 2006 and 2005, respectively. The operating loss decreased by $134,495 compared to the operating loss in the three months ended September 30, 2005, representing a decrease of 45%. The decrease was primarily attributable to a decrease in operating expenses of $250,563 as described in the above paragraph (Selling, General and Administrative Expenses) and partially offset by a decrease in revenues of $$116,224.

      The Company had an operating loss of $1,058,297 and $817,392 in the nine months ended September 30, 2006 and 2005, respectively. The operating loss increased by $240,905 compared to the operating loss in the nine months ended September 30, 2005, representing an increase of 29.5%. The increase was primarily attributable a decrease in revenues of $246,863.

      Interest Expense. The Company had an interest expense of $139,078 and $79,047 for the three months ended September 30, 2006 and 2005, respectively. Interest expense increased in the third quarter of 2006 by $60,031, representing an increase of 76%, compared to the three months ended September 30, 2005. The increase was the result of increased borrowings, converting the outstanding amount owed on legal fees to a note and higher interest rates being paid on new and renegotiated borrowings.

      The Company had an interest expense of $444,786 and $320,709 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense increased in 2006 by $124,077, representing an increase of 39%, compared to the nine months ended September 30, 2005. The increase was the result of increased borrowings, converting the outstanding amount owed on legal fees to a note and higher interest rates being paid on new and renegotiated borrowings.

      Net Loss. The Company had a net loss of $303,519 and $376,908 for the three months ended September 30, 2006 and 2005, respectively. Net loss for the three months ended September 30, 2006 decreased by $73,389, representing a decrease of 19%. The decrease was primarily attributable to an decrease in the operating expenses of $250,563 as described in the above paragraph (Selling, General and Administrative Expenses) which was partially offset be a decrease in revenues of $116,224 and an increase in interest expense of $60,031.

      The Company had a net loss of $1,500,837 and $1,134,736 for the nine months ended September 30, 2006 and 2005, respectively. Net loss as of September 30, 2006 increased by $366,101, representing an increase of 32%. The increase was primarily attributable a decrease in revenues of $246,863and an increase in interest expense of $124,077.

      Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $150,000 and $150,000 for the three months ended September 30, 2006 and 2005 respectively.

      The total dividends applicable to Series A and Series C preferred stock were $450,000 and $450,000 for the nine months ended September 30, 2006 and 2005, respectively.

      Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $453,519 and $526,908 for the three months ended September 30, 2006 and 2005, respectively. Net loss attributed to common stockholders decreased by $73,389, representing a decrease of 14%, compared to the net loss attributed to common stockholders in the three months ended September 30, 2005. The decrease was primarily attributable decrease in the operating expenses of $250,563 as described in the above paragraph (Selling, General and Administrative Expenses) which was partially offset be a decrease in revenues of $116,224 and an increase in interest expense of $60,031.

      The Company had a net loss attributed to common stockholders of $1,950,837 and $1,584,737 for the nine months ended September 30, 2006 and 2005, respectively. Net loss attributed to common stockholders increased by $366,100, representing an increase of 23%, compared to the net loss attributed to common stockholders in the nine months ended September 30, 2005 The increase was primarily attributable a decrease in revenues of $246,863 and an increase in interest expense of $124,077.

      Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended September 30, 2006 and 2005, respectively. The Company had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity And Capital Resources

      At September 30, 2006, the Company had non-restricted cash-on-hand of $44,034 as compared to $154,375 at September 30, 2005.

      Net cash generated from operating activities for the nine months ended September 30, 2006 was $194,044. This positive cash flow was primarily related to a net loss of $1,500,837 adjusted by total non-cash items of $413,664 (including depreciation and amortization of $192,857, allowance for bad debt of $7,500 and expenses paid by the issuance of common stock and restricted stock options totaling $213,307), increases in accounts payable and accrued liabilities of $954,463, a decrease in deferred revenue of $412,804, a decrease in receivables of $667,214, and a decrease in prepaid expenses of $72,344. The increase in accounts payable and accrued liabilities was impacted by converting $554,497 of accounts payable and accrued liabilities into notes payable. With these conversions, accounts payable and accrued expenses increased by $399,667.

      Net cash used in investing activities for the nine months ended September 30, 2006 was $33,256, which consisted of the purchase of equipment and software.

      Net cash used in financing activities for the nine months ended September 30, 2006 was $415,569, consisting of the repayment of notes payables of $1,132,569 which was partially offset by the issuance of $717,000 of new notes payable. In addition, $190,000 of convertible debentures were converted into common stock.

      The total change in cash and cash equivalents for the nine months ended September 30, 2006 when compared to nine months ended September 30, 2005 was a decrease of $241,331.

      As of the date of the filing of this Report, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans, renegotiating the terms of its existing debt and/or increasing sales with its new products. The Company's inability to raise such funds or renegotiate the terms of its existing debt will significantly jeopardize its ability to continue operations.

                                                     Due in Next Five Years
                          Balance at   ---------------------------------------------------
Contractual Obligations    09/30/06      2006       2007      2008       2009      2010+
-----------------------   ----------   ---------   -------   -------   -------   ---------
Notes payable             5,470,232    1,707,242   679,741   783,029   623,027   1,677,193
Convertible debts            40,000       40,000        --        --        --          --
Operating lease             194,932       39,087    62,122    53,556    40,167          --
                          ---------    ---------   -------   -------   -------   ---------
Total                     5,705,164    1,786,329   741,863   836,585   663,194   1,677,193
                          =========    =========   =======   =======   =======   =========

      Of the above notes payable of $5,470,232, the default situation is as follows:

Notes Payable                  09/30/06     12/31/05
---------------------------   ----------   ----------
In default                    $1,498,131   $3,540,093
Due under terms of the note    3,972,101    1,791,212
                              ----------   ----------
Total Notes Payable           $5,470,232   $5,331,305
                              ==========   ==========

Going Concern Uncertainty

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2006 was $16.6 million. Additionally, at September 30, 2006, the Company had negative working capital of approximately $9.8 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Market Risks

      The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2006, there are no material gains or losses requiring separate disclosure.

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

      Also in January 2004, Victor Weber elected to make the assignment of a $215,000 promissory note due December 31, 2004, issued by Now Solutions to the Company in September 2003. In connection with the assignment, the notes payable for $100,000, $50,000 and $40,000 issued to Mr. Weber as well as $25,000 of trade accounts payable to Mr. Weber were cancelled. In September 2004, the Company and Victor Weber agreed to amend the terms of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber. In exchange for amending the payment terms, the Company issued 2,000,000 unregistered shares of common stock of the Company (at a fair market value of $24,000) and Now Solutions agreed to pay a 2.5% royalty of sales by Now Solutions of its software that exceed $8,000,000 per year up to a maximum of $200,000. In January 2005, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000 pursuant to the amendment. For additional details on this note, please see "Notes Payable" under Note 3. In October 2006, Victor Weber and Now Solutions and Taladin entered into an agreement concerning the note. Pursuant to the agreement, Now Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath(R)) to state and local governments until the balance under the note is paid. Under the terms of the amended note, Now Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In connection with the agreement, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

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

      In March 2006, CW International, LLC ("CWI") entered into a sublicense agreement with the Company to license software, including, ImmuneApp to the Company on a partially exclusive basis. Pursuant to the terms of the agreement, the Company has acquired exclusive rights for all users in Brazil and in the healthcare industry in the United States and Canada, as well as for governmental users who are governmental subdivisions or units below the federal or state government in the United States and their equivalents in Canada. The Company may distribute the software to any other users on a non-exclusive basis. In addition, Now Solutions has the exclusive rights to offer ImmuneApp on an ASP platform for its HRMS solution. Mr. Weber is a Director and President of GIS and a member of CWI.

      Also in May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus(R). As a value-added reseller, the Company may market and distribute the software. The Company may register prospective customers for six months on an exclusive basis. In October 2006, CWI and the Company amended the sublicense agreement providing the Company with additional rights and benefits with respect to ImmuneApp and StatePointPlus(R). Mr. Weber is a Director and President of GIS and a member of CWI.

      In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, Now Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. The note is in default. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

      In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline, Inc. toward securing additional rights to StatePointPlus(R) and ImmuneApp. Pursuant to the note, the Company shall pay 6% of gross revenues derived from all sales of StatePointPlus(R) (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In connection with the note, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

      In October 2006, Taladin issued a $100,000 promissory, bearing interest at 12% per annum and due in October 2011, to Mr. Weber on October 27, 2006. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin's first lien position on the assets of Now Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The note is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the "Maturity Date"). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see "Legal Proceedings" under Note 4. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (at a fair market value of $21,000) to Mr. Weber and Now Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. Mr. Weber is the President and a Director of GIS and a member of CW International, LLC.

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

      Capitalized Software Costs

      Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2006 and 2005, no costs were capitalized.

      Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 ("SFAS No 142"), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During the nine months ended September 30, 2006, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off.

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

      New Accounting Pronouncements

      In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"("FIN 48") which becomes effective for fiscal years beginning after December 15, 2006. While the Company has not fully assessed the potential impact on its financial statements of adopting the interpretation in 2007, the Company does not believe the impact will be material. FIN 48 clarifies the accounting in accordance with SFAS No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

      We Have Historically Incurred Losses And May Continue To Do So In The
Future

      We have historically incurred losses. In the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company had net losses applicable to common shareholders of $1,800,837 and $2,106,764, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      The Company's Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

      The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders' equity at September 30, 2006 was $16.6 million. Additionally, at September 30, 2006, the Company had negative working capital of approximately $9.8 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      Our Success Depends On Our Ability To Generate Sufficient Revenues To Pay For The Expenses Of Our Operations

      We believe that our success will depend upon our ability to generate revenues from our SiteFlash(TM) and Emily(R) technology products and other products we have marketing rights to, as well as increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

      We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of approximately $9.8 million at September 30, 2006, which means that our current liabilities exceeded our current assets by approximately $9.8 million (although it includes deferred revenue of approximately $2.1 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

      In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

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

      In August 2006, the Company cancelled 666,666 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2006.

      In August 2006, the Company cancelled 300,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2006.

      In August 2006, the Company issued 400,000 unregistered shares of common stock of the Company to two employees of Now Solutions pursuant to restricted stock agreements between the Company and the employees that provide for the stock to vest over three years in equal installments on the anniversary date of the agreement.

      In September 2006, the Company cancelled 150,000 unregistered shares of common stock of the Company when an employee of Now Solutions resigned. These shares were issued pursuant to a restricted stock agreement executed in 2005.

      In September 2006, the Company agreed to issue 600,000 unregistered shares of common stock of the Company to four consultants of Now Solutions pursuant to restricted stock agreements between the Company and the consultants that provide for the stock to vest over three years in equal installments on the anniversary date of the agreement.

      In September 2006, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000) to a third party lender in connection with a $50,000 loan to the Company made in September 2006.

      In October 2006, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (at a fair market value of $21,000) to Mr. Weber in connection with a $100,000 loan to Taladin.

      During the nine months ended September 30, 2006, 4,199,998 unregistered shares of common stock of the Company issued to employees of the Company and Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

      During the nine months ended September 30, 2006, warrants to purchase 7,149,999 shares of common stock of the Company at a price of $0.0370 to $0.10 per share expired.

      During the period from October 1, 2006 to November 14, 2006, 1,250,000 unregistered shares of common stock of the Company issued to employees of Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005.

      During the period from October 1, to November 14, 2006, warrants to purchase 1,072,222 shares of common stock of the Company at a price of $0.037 to $0.10 per share expired.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      (a) Exhibits

Exhibit No.   Description                                                                 Location
-----------   -------------------------------------------------------------------------   -----------------
31.1          Certification of Chief Executive Officer Pursuant to Section 302 of the     Provided herewith
              Sarbanes-Oxley Act of 2002, dated November 14, 2006

31.2          Certification of  Principal Accounting Officer Pursuant to Section 302 of   Provided herewith
              the Sarbanes-Oxley Act of 2002, dated November 14, 2006

32.1          Certification of Chief Executive Officer Pursuant to Section 906 of the     Provided herewith
              Sarbanes-Oxley Act of 2002, dated November 14, 2006

32.2          Certification of Principal Accounting Officer Pursuant to Section 906 of    Provided herewith
              the Sarbanes-Oxley Act of 2002, dated November 14, 2006

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

Date: November 14, 2006


                                       VERTICAL COMPUTER SYSTEMS, INC.


                                       By: /s/ Richard Wade
                                           ------------------------------------
                                           Richard Wade
                                           President and Chief Executive Officer


                                       By: /s/ Luiz Valdetaro
                                           ------------------------------------
                                           Luiz Valdetaro
                                           Principal Accounting Officer