Form 10KSB
period 2006-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2007-04-17
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from _____ to _____

Commission file number 0-28685

VERTICAL COMPUTER SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	65-0393635
(State of Incorporation)	(I.R.S. Employer Identification No)

201 Main Street, Suite 1175
Fort Worth, Texas 76102
(Address of Principal Executive Offices)

(817) 348-8717
(Issuer’s Telephone Number)

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2006: $6,229,944

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: $19,478,836 based on the closing price for the common stock of $0.023 per share on April 13, 2007, as reported on the Over-the Counter Bulletin Board.

As of April 16, 2007, the issuer had 999,535,193 shares of common stock, par value $.00001, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: No

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,”  & lt;/e m>“estimate,” “believe,” “intend, ” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Vertical Computer Systems, Inc. (“Vertical” or the “Company”) was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company, with a wholly-owned subsidiary, which was sold at the time of acquiring Externet World, Inc. In October 1999, the Company acquired all the outstanding capital stock of Externet World, an Internet service provider (“ISP”), and became an operating entity. In December 1999, the Company acquired the Web technology of Emily® Solutions. In April 2000, the Company acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc., (“SFT”), a company with no operations. In connection with this acquisition, the Company issued 2,000,000 shares of common stock of the Company to the former SFT shareholders. Also in April 2000, the Company merged SFT into the Company. In connection with the merger, the outstanding shares of SFT were cancelled, the Company became the surviving entity, and the Company assumed SFT’s reporting obligations under successor issuer status pursuant to Section 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In January 2004,  the Company purchased the remaining 5% minority interest in Now Solutions from Stephen Pames for $77,000 and 1,000,000 unregistered shares of the Company's common stock, which is subject to "piggy-back" registration rights and a lock-up agreement.  In February 2004, in connection with settlement of certain disputes, the Company purchased a 35% interest in Now Solutions, Inc. (“Now Solutions”) from Arglen Acquisitions LLC (“Arglen”) for $1,400,000 in the form of a note and 25,000,000 unregistered shares of common stock of the Company, subject to registration rights and a lock-up agreement. In addition, the Company cancelled warrants to purchase 80,763,943 common shares of the Company that were issued to Arglen in connection with the Company’s acquisition of its 60% majority interest in Now Solutions in 2001. In March 2004, Now Solutions, LLC was converted into a corporation named Now Solutions, Inc.

In November 2005, the Company formed Taladin, Inc. (“Taladin”), a Texas corporation. Also in November 2005, Taladin and Now Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.

In January 2006, the Company, in conjunction with Now Solutions opened an office in Brazil to provide software development and to market the Company’s software to distributors in Brazil.

In April 2006, the Company formed OptVision Research, Inc. (“OptVision Research”), a Texas corporation. Also in April 2006, the Company issued 1,000,000 shares of common stock of the Company to the inventor Aluizo Cruz to extend exclusive marketing rights for the fiber optics technology patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable”.

The Company’s software products that are presently being marketed are HRMS emPath® 6.3 (“emPath®”), ResponseFlash™, SiteFlash™, and NewsFlash™. The Company has also sublicensed rights to market IA (formerly ImmuneApp), StatePointPlus®, and Constructive Key Management® (“CKM®”). IA and StatePointPlus® will be offered as a Managed Baseline Solution. For a description of these products, please see the section “Business Overview”. Now Solutions is marketing emPath in the United States and Canadian markets. During 2006, Now Solutions began offering emPath as a software-as-a-service (“SaaS”). For a description of this new delivery model, please see the section “Business Overview”. The Company intends to market its other software products in the United States, Canada and Brazil either through the Company and its subsidiaries or through agreements with national and regional distributors.

Business Overview

The Company is a multi-national provider of Internet core technologies, administrative software, and software services through its distribution network. The Company's primary Internet core technologies include SiteFlash™, ResponseFlash™, and the Emily® XML Scripting Language, which can be used to build Web services. The Company's main administrative software product is emPath®, which is designed to handle the most complex Payroll and Human Resources challenges. Software services include emPath® delivered as a SaaS and its Managed Baseline Solution.

The Company has also licensed CKM® products from TecSec, Inc. Using encryption, CKM® products will protect confidential employee information, whether stored on a hard drive or transmitted via email, which will only be accessed by the intended audiences.

The Company attempts to acquire marketing rights for products, which, in the Company’s belief, are proven and best of the breed; are profitable or on the path to profitability; complement each other; and provide cross-product distribution channels. The Company’s business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

The Company’s current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	Now Solutions	Now Solutions
Large Corporations and Universities	SiteFlash™	Vertical Computer	Vertical Computer Systems
Government Sector- Emergency Response	ResponseFlash™	Vertical Computer	GIS
Publishing Content	NewsFlash™	Vertical Computer	EnFacet
Emily® XML Scripting Language	Emily®	Vertical Computer	Vertical Internet Solutions
Security	IA	CW International	Vertical Computer Systems
IT Management and Compliance	StatePointPlus®	CW International	Vertical Computer Systems
Encryption	CKM®	TecSec, Inc.	Vertical Computer Systems

Administrative Software

The Company’s primary administrative software technology is emPath, a human resources/payroll software, which is developed, marketed and maintained by its subsidiary, Now Solutions. The Company’s administrative software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a SaaS. The Company believes that its administrative software services provide upfront cost savings and productivity increases for everyday operations with competitive set-up charges and implementation times.

Internet Core Technologies

Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product for rapid deployment of all software products throughout the Company’s distribution system. The Company acquired its Internet core technologies, continuing to develop specialized software applications that the Company can utilize in new products.

The Company’s primary core internet technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, which permits these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website. Once all of the components of the Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the website. In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites. This separation of form, function, and content also allows for the rapid creation of affiliated Websites. This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the Web arena. The Company is in the process of licensing this patent. The Company has retained the law firm of Niro, Scavone, Haller & Niro in connection with the licensing of SiteFlash™.

The Company offers SiteFlash™ as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of two additional software application products: ResponseFlash™ and NewsFlash™. ResponseFlash™ has been installed by the Metropolitan Emergency Communications Agency in Marion County, which includes Indianapolis, Indiana. NewsFlash™ is used by newspapers (e.g. La Opinion and Japan’s Hochi). SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash™ from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including PDAs, wireless phones, etc.) framework. Initially, Government Internet Systems (“GIS”), a majority-owned subsidiary of the Company, will focus on marketing ResponseFlash™, a Web-based emergency communication system, in the homeland security area to all government sectors excluding the public education (i.e., schools, colleges, and universities).

The second core Internet technology the Company has developed is the patent-pending Emily® XML scripting language, which is Java compatible. XML is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere. The Emily® work platform, also known as “the Emily® Framework”, consists of executable programs, files, configuration data and documentation needed to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily® Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion® or Microsoft FrontPage®. The primary component of the Emily® Framework is Markup Language Executive (“MLE”), a programming language that runs on Windows®, Linux and several UNIX platforms.

Software Services

In addition to its standard emPath offering, Now Solutions provides a new delivery model known as software-as-a-service (SaaS). SaaS is a software application delivery model where the Company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs. The term "SaaS" has become the industry adopted reference term, generally replacing the earlier terms "On-Demand" and "ASP" (Application Service Provider).

The Company is currently marketing a Managed Baseline Solution comprised of two security products (IA, StatePointPlus®). IA is a security software program that allows a system administrator to stop the use of unauthorized programs, including unlicensed software, viruses, Trojans, spyware, adware and malicious code. StatePointPlus® is an intelligent System Baseline Management (SBM) patented technology that improves information technology management by providing a highly cost-effective complete inventory of network hardware, giving a complete picture of all existing workstations, servers, and software on a network. The technology also provides a self-healing function to reverse unauthorized changes to systems, ensuring that IT systems are in compliance with company policies and standards including HIPAA, Sarbanes-Oxley and ISO. The Company currently has exclusive rights to distribute the Managed Baseline Solution to all users in Brazil and in the healthcare and government industry in the United States and Canada. The Company may distribute the Managed Baseline Solution to any other users on a non-exclusive basis, subject to registration rights.

Business Operations and Divisions

The Company’s business operations are grouped into the following divisions: Now Solutions, GIS, Vertical Internet Solutions (“VIS”), EnFacet, Globalfare.com (“Globalfare”), Pointmail, minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

Now Solutions, Inc.

Now Solutions, a Delaware Corporation, is a wholly-owned corporation of the Company.

Now Solutions is a company specializing in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. Now Solutions has clients encompassing private businesses to governmental agencies, who typically employ 500 or more employees. Now Solutions currently markets emPath, which handles complex human resource and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation circumstances. The Company believes that the competitive advantage of emPath is its speed of implementation through a formula-builder technology, which may increase the customer’s return on investment. Now Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish and Chinese) and flexible software solution, without the multi-million dollar implementation budgets of the major competitors.

The existing revenue model of Now Solutions is based primarily upon three components: licensing fees, professional consulting services, and renewable maintenance fees. In addition, since the end of 2006, Now Solutions has been offering a new delivery model for emPath: SaaS. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling the Company not only to continue servicing and expanding its current market of mid to large sized customers but also increase its market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution. Under this delivery model, Now Solutions plans to collect monthly service fees.

For the 12 months ended December 31, 2006, Now Solutions had approximately $1,195,700 of total assets, revenues of approximately $6,222,750 and a net loss of approximately $395,400.

Government Internet Systems, Inc.

The Company’s 81.5% owned subsidiary, GIS, a Nevada corporation was formerly Emily® Solutions, Inc. The Company will license its proprietary technology, ResponseFlash™, to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the homeland security sector. The Company completed development and installation of ResponseFlash™ for the Metropolitan Emergency Communications Agency, Indiana. The Company has submitted proposals to various city, county and state governments. The Company is currently seeking funding for GIS.

For the 12 months ended December 31, 2006, GIS had no assets and no material revenue or expenses.

Vertical Internet Solutions, Inc

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is responsible for marketing Emily® Solutions web technology, which includes the XML Enabler Agent and the Emily® programming language. The USPTO granted a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.    This patent covers various aspects of the XML Enabler Agent.  In addition, the Company has also filed for a patent related to the Emily® programming language. This patent application was published in February 2003 and is still pending. The marketing has been put on hold pending the result of the patent application.

For the 12 months ended December 31, 2006, VIS had no material assets and no material revenue or expenses.

EnFacet, Inc.

EnFacet is a software-products company that markets NewsFlash™. NewsFlash™ is based on SiteFlash™, which is a patented (US patent number 6,826,744) technology. NewsFlash™ caters to the publishing industry and newspapers in particular.

For the 12 months ended December 31, 2006, EnFacet had no material assets, no revenues and a net loss of approximately $11,258.

Globalfare.com

In May 2000, the Company acquired Globalfare.com, Inc. (“Globalfare”), a Nevada corporation. Globalfare is currently inactive and the Company currently has no plans regarding this subsidiary.

For the 12 months ended December 31, 2006, Globalfare.com had no assets, no revenue and no expenses.

Pointmail.com, Inc.

In June 2000, the Company acquired Pointmail.com, Inc. (“Pointmail”), which owned a Web-based e-mail software. Pointmail is currently inactive and the Company currently has no plans regarding this subsidiary.

For the 12 months ended December 31, 2006, Pointmail.com had no assets, no revenues and no expenses.

Taladin, Inc.

In November 2005, the Company formed Taladin, Inc., a Texas corporation. Also in November 2005, Taladin and Now Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties. Taladin has developed a module for emPath to meet federal payroll guidelines for law enforcement and fire departments. The Company is currently seeking funding for Taladin.

For an update of transactions concerning Taladin fiscal year-end, please see the notes payable issued by Taladin in “Notes Payable” under Note 10 of the Notes to Consolidated Financial Statements.

For the 12 months ended December 31, 2006, Taladin had no assets, no revenue and no expenses.

Minority Interests and Royalty Interests

MedData Solutions, Inc.

In February 2004, the Company purchased a 21% ownership interest in MedData from Robert Farias. MedData is a provider of Internet and Palm-based software for real-time EMS and trauma data management. The Company has not received any shareholder dividends as of April 16, 2007.

iNet Purchasing, Inc.

In April 2000, the Company acquired a 2.5% minority interest in iNet and is entitled to a royalty on all iNet transactions for up to 40 years. iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, the Company entered into a license agreement with iNet, where the Emily® software and technology were licensed for use in connection with iNet’s e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. In April 2005, iNet Purchasing was acquired by SicommNet. The Company is entitled to retain the entire $495 sales price for sales to any vendors, although no royalties have been received from iNet as of April 16, 2007.

As of December 31, 2006, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2006.

TranStar Systems, Inc.

 TranStar Systems, Inc. (“TranStar”), formerly Apollo, is based in Claremont, California. TranStar is a systems integrator and consulting firm that is establishing an e-business platform focused on multiple-application smart card based solutions for credit, debit and other high volume informational transactions with a large customer base. The Company is entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity, although no royalties have been received from TransStar as of April 16, 2007.

Strategic Alliances and Software Distributors

CW International, LLC. In March 2006, CW International (“CWI”) entered into a sublicense agreement with the Company to license software, including, IA and StatePointPlus®. In addition, Now Solutions has the exclusive rights to offer IA on an ASP platform for its HRMS solution. Pursuant to the terms of the sublicense agreement, the Company acquired exclusive rights to distribute IA to all users in Brazil and in the healthcare and government industry in the United States and Canada. Pursuant to the terms of an amendment entered into in March 2007, the Company has acquired the above partial exclusivity rights with respect to StatePointPlus®. Also in March 2007, the Company acquired rights from CWI to distribute a security access management (“SAM”) software program on a partially exclusive basis. The Company may distribute the IA, StatePointPlus®, and SAM to any other users on a non-exclusive basis. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company.

Sisfinance. In July 2006, the Company’s Brazilian subsidiary, Vertical do Brasil Sistemas de Computação (“Vertical Brazil”), entered into a distribution agreement with Evoluir Tecnologia e Sistemas ("Sisfinance”) for the territory of Brazil to market all products offered by VCSY including emPath, SiteFlash (and its underlying products), IA and StatePointPlus® in Brazil.

TecSec, Incorporated. In July 2006, the Company entered into an agreement with TecSec, Inc. (“TecSec”) to market TecSec’s CKM® products, a standards-based and patented key management encryption system. Under the agreement, VCSY may offer CKM® products in a bundled solution with the products marketed by VCSY and its subsidiaries, including emPath, SiteFlash™, StatePointPlus®, and IA.

Infotec, Inc. In April 2003, the Company and Infotec, a Japanese corporation, entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for the Company’s SiteFlash™ software in the territory of Japan and pay the Company a fee on all sales and maintenance fees. The Company is currently in discussion with Infotec concerning future prospects.

Competition

The Company has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security. Now Solutions’ competitors include PeopleSoft, Oracle, Lawson, Cyborg/Hewitt, Kronos, DLGL, Ultimate and SAP. The Company’s competitors in the network security sector include Tripwire, McAffee, Symantec, Cisco and Computer Associates. The Company’s competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company cannot guarantee that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s ability to compete will also depend upon its ability to continually improve its products and services, the enhancements the Company develops, the quality of its customer service, and the ease of use, performance, price and reliability of its products and services.

Strategic Overview

The Company believes that each of Vertical’s business units has distinct marketing advantages for the niche markets they serve. The Company plans to find national and regional marketers and international resellers who can commercially exploit the Company’s products in these niche markets. By utilizing the strategic advantages each individual business unit possesses, the Company plans to leverage its strengths and exploit the network of customers, vendors, and support agencies that the Company has built. The Company currently seeks to use a combination of direct marketing and strategic partnerships to commercially exploit its products derived from SiteFlash™, namely NewsFlash™, and AffiliateFlash™. In this way, the Company hopes to define the best potential markets for its SiteFlash™ products, and then license the product to one of the Company’s subsidiaries to exploit. At this time, the Company has placed both its Emily® software and international bridge network on hold while it concentrates on these immediate opportunities within its existing business units.

One of the Company’s strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that compliment its business units. The existing strategy with potential co-marketing partners is to segregate the co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for their particularly target market.  Additionally, the business units will enter into agreements with each other where the opportunity exists to cross-promote/market their products. For example, GIS will promote Now Solutions’ products to federal governmental agencies.

The Company believes it possesses certain competitive advantages because of its proprietary software, including the patent for SiteFlash™. The Company is exploring various opportunities to exploit the proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

Although the Company’s current marketing effort focuses upon several sectors, it has recently concentrated on the United States federal, state and local government for the following reasons: (i) companies which it either controls or is affiliated with have government clients which has created the potential to cross-promote/market the Company’s products and Web services; (ii) products which are suited to the current governmental environment demanding for cross-agency and federal, state and local interface, like ResponseFlash™; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash™.

Proprietary Rights

The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services.  The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products.  In addition, the Company protects its trade secrets and other proprietary information through agreements with employees and consultants.  Now Solutions’ emPath® software technology is protected by copyright and trademark.  The USPTO granted a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.  The Company has filed for a Continuation in Part for patent number 6,718,103 to pursue possible additional derivative patents.  The USPTO granted a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. The Company has filed for a Continuation in Part for patent number 6,826,744 to pursue possible additional derivative patents.  This patent is the foundation of Vertical’s product, SiteFlash™, and forms the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.  The USPTO granted a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the XML Enabler Agent.  In addition, the Company has also filed for a patent related to the Emily® programming language. This patent application was published in February 2003 and is still pending.

Although the Company intends to protect its rights as described above, there can be no assurance that these measures will be successful. Policing unauthorized use of Vertical’s products and services is difficult and the steps taken may not prevent the misappropriation of its technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

Regulatory Environment; Public Policy

In the United States and most countries in which the Company conducts its operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general and value-added services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company’s business, financial condition and operating results.

Employees

As of April 1, 2007, the Company has 30 full-time employees, of which 27 are employed at Now Solutions (19 are employed in the United States and 9 in Canada) and 20 consultants (7 in Brazil). The Company is not a party to any collective bargaining agreements.
ITEM 2. DESCRIPTION OF PROPERTY

The Company and Now Solution’s headquarters are currently located at 201 Main Street, Suite 1175, Fort Worth, Texas, and comprises approximately 3,450 square feet. In addition, Now Solutions has an office at 6205 Airport Road, Building B, Suite 205, Mississauga, Ontario, Canada, which comprises 2,800 square feet and an office at Rua Farme de Amoedo, Rio de Janeiro, Brazil, which comprises 1,200 square feet. All of the locations are leased from third parties and the premises are in good condition. The Company believes that its facilities are adequate for its present needs and near term growth, and that additional facilities will be available at acceptable rates as the Company needs them. The Company’s other subsidiaries may be reached through the Company’s Texas headquarters.
ITEM 3. LEGAL PROCEEDINGS

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, Tinley, and Gyselen.  The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions.  In conjunction with the Company’s claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions’ claim of offset.  Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.  The Company’s original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004.   The Company appealed the decision with regard to its claim for breach of contract for Ross’ failure to give the proper maintenance fee adjustment and related claims for offset and attorney’s fees.  On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision.  On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

In March 2003, Ross commenced an action in New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.  In August 2003, the New York Supreme Court denied the motion and dismissed Ross’s action without prejudice.  In October 2003, the motion of Ross for re-argument was denied.  Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions. The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions’ Operating Agreement.  The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties.  In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen’s interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. The security interest of Now Solutions’ assets on the secured promissory note is junior to Now Solutions’ present indebtedness to Wamco. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a "lock-up" provision. The Company’s purchase of Arglen’s interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas in August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  Now Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions’ remaining counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, Now Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed Now Solutions’ sixth and seventh counterclaims in the Now Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $641,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482. Accordingly, judgment was awarded to NOW Solutions in the net amount of $1,302,483 ($1,943,482-$641,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. The court left open the issue of all other attorney fees, for decision at a later date.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement dated December 2003.  The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

In January 2005, Parker Mills Morin, LLP (“PMM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently in default. Bill Mills is a Director of the Company and a partner of PMM, which is the successor law firm to Parker, Mills & Patel, LLP.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. As of August 27, 2006 the total tax, penalties and interest due was $313,839. In that matter, the Company appealed from a Notice of Intent to Levy served to collect this tax and on February 8, 2007, following a Due Process Hearing, the IRS determined that its decision to seek collection of the tax by levy was proper. On March 9, 2007, the Company filed an appeal of the IRS’s determination to the United States Tax Court. The Company hopes that the Court will hold that the IRS’s refusal to consider an Installment Agreement to pay the liability over several years was erroneous. There is no guarantee, however, that the Court will not sustain the IRS determination and will allow it to collect the tax, penalties and interest by levy.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY. As described below, the Company returned to the OTCBB on December 12, 2005 and shares of the Company’s common stock began trading on January 9, 2006. From May 25, 2005 to December 12, 2005, the Company’s common equity was quoted on the Pink Sheets. From December 1, 2004 to May 24, 2005, the Company’s common equity was quoted on the Other OTC. The Other OTC is the trading of a security that is not listed on any stock exchange or quoted on the Pink Sheets or the OTCBB. From May 30, 2003 to November 30, 2004, the Company’s common stock was quoted on the Pink Sheets. From October 1999 to May 29, 2003, the Company’s common stock was quoted on the OTCBB. The Company’s common equity commenced trading under the OTCBB in October 1999.

In December 2004, the Company was notified by the United States Securities Exchanges Commission (the “SEC” or the “Commission”) that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order Filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act since the period ending September 30, 2003.

Also in December 2004, the Company was notified by the SEC of an administrative proceeding pursuant to the filing of an “Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934” due to the delinquency of filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004.

The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005.

On April 15, 2005, the SEC dismissed without prejudice the previously disclosed Administrative Proceeding as to the Company. The SEC’s dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to the Company. The SEC Order provided that it was entered pursuant to the previously entered Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company and is no longer pending as to the Company.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low
Quarter Ended December 31, 2006	$0.0210	$0.0120
Quarter Ended September 30, 2006	$0.0750	$0.0180
Quarter Ended June 30, 2006	$0.0520	$0.0165
Quarter Ended March 31, 2006	$0.0170	$0.0060

Quarter Ended December 31, 2005	$0.0089	$0.0030
Quarter Ended September 30, 2005	$0.0110	$0.0030
Quarter Ended June 30, 2005	$0.0160	$0.0020
Quarter Ended March 31, 2005	$0.0150	$0.0001

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 16, 2007, there were approximately 1,700 holders of record of our common stock.

Dividends

The Company has outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not pay any dividends on its outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2006 or 2005. The Company intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the near future.

Unregistered Sales of Securities

During the last three years, the Company issued the following unregistered securities:

In January 2004, the Company issued 1,500,000 unregistered shares of common stock of the Company to two consultants of the Company for services at a fair-market value of $4,500.

Also in January 2004, the Company purchased a 5% membership interest in Now Solutions from Stephen Parnes for $75,000 and 1,000,000 unregistered shares of common stock of the Company (at a fair market value of $3,000). The Company also paid Mr. Parnes’ legal fees in the amount of $2,000. The stock is subject to “piggy-back” registration rights and a lock-up agreement.

Also in January 2004, the Company issued 10,000,000 unregistered shares of common stock of the Company (at a fair market value of $30,000) with “piggy-back” registration rights and subject to a lock-up agreement to Wolman, Babbit, and King in connection with legal services provided to the Company.

Also in January 2004, the Company retained two individuals for consulting services. In exchange for these services, the Company agreed to issue a total of 4,000,000 unregistered shares of common stock of the Company (at a fair market value of $12,000) with “piggy-back” registration rights stock and subject to a lock up agreement.

Also in January 2004, the Company agreed to issue 1,000,000 unregistered shares of the Company’s common stock (at a fair market value of $3,000), with “piggy-back” registration rights, in connection with a $10,000 loan made by Jim Salz to the Company in June 2003. Mr. Salz is the Company’s corporate counsel.

In February 2004, in connection with a $500,000 loan made by Robert Farias to Now Solutions, the Company issued (i) 5-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation Model); (ii) 5-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model); (iii) 5 year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000), and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to “piggy-back” registration rights.

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

Also in February 2004, the Company purchased a 21% ownership interest in MedData Solutions, Inc. from a third party. In exchange, the Company issued 9,000,000 unregistered shares of the common stock of the Company (at a fair market value of $135,000), which are subject to “piggy-back” registration rights.

Also in February 2004, the Company issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which are subject to a lock-up provision. These shares were issued in connection with the closing of the Company’s settlement with Arglen. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen.

Also in February 2004, $10,000 of principal under a $100,000 convertible debenture issued in March 2002 of debentures and $925 in interest was redeemed for a total of $10,925. The debt accrued interest at 5% per annum and was due April 2004.

In March 2004, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Sheri Pantermuehl in connection with Ms. Pantermuehl’s employment agreement to serve as CFO of the Company and Now Solutions. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions issued 1.5% of “phantom” stock of Now Solutions to Ms. Pantermuehl. In September 2005, Ms. Pantermuehl resigned and the Company cancelled the “phantom” stock.

During the three months ended March 31, 2004, the Company granted 5-year incentive stock options to two employees of Now Solutions to purchase a total of 3,000,000 shares of common stock of the Company at an exercise price of $0.01 per share, which are subject to a lock-up provision. The stock options were issued in connection with employment agreements executed in January 2004. The fair market value of these warrants at the date of issuance was $8,878 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions entered into agreements with these two employees pursuant to which they are entitled to receive a total of 3% ownership interest of “phantom” stock in Now Solutions. In September 2004, one of the employees resigned. Consequently, the Company cancelled options to purchase 1,500,000 shares of common stock of the Company and Now Solutions cancelled the “phantom” stock.

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

Also in June 2004, the Company issued warrants to WAMCO 32, Ltd (“WAMCO”) to purchase 3,000,000 shares of the common stock of the Company at an exercise price of $0.03 per share or at the holder’s election, by surrendering an amount of common stock equal to or greater than (but only if by a fractional share) the required aggregate exercise price, in which the holder would receive an amount of common stock to which it would otherwise be entitled upon such exercise, less the surrendered shares. The holder may also utilize a combination of either of the foregoing methods. The warrants are subject to “piggy back” registration rights and a lock-up agreement. The fair market value of the warrants was $74,142 (valued using the Black-Scholes Option Valuation Model). These warrants were issued in connection with the amendment of the note payable to the successor lender, WAMCO. In February 2006, these warrants were transferred to Taladin in connection with an assignment from WAMCO 32 to Taladin and cancelled.

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

In October 2004, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) in connection with an agreement between GIS and Grant Consultants of America (“GCA”) to provide services concerning government grants. In the event that the GCA did not procure a government contract for the state of Nevada within 90 days, the warrant would automatically be cancelled. Accordingly, these warrants were automatically cancelled in January 2005 pursuant to the terms of the agreement.

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

In May 2005, the Company issued 5-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $45,000 (valued using the Black-Scholes Option Valuation Model) to GSA in connection with an agreement in October 2004 between GIS and GCA to provide services concerning government grants. In the event that the GCA does not procure a government contract for a government contract in excess of $2,000,000 within 180 days of the date of the agreement, the warrant would automatically be cancelled. In October 2005, the Company entered into an agreement with GCA whereby these warrants were cancelled and the Company agreed to issue five-year warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.0165 per share provided that GCA procures two government contracts acceptable to the Company. This agreement has expired.

In May 2005, the Company issued 5-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L&R Consultants (“L&R”) in connection with a consulting agreement between the Company and L&R to provide services in securing a loan for Now Solutions. In the event that L&R does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

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

In May 2005, the Company agreed to issue 600,000 unregistered shares of common stock of the Company (at a fair market value of $6,000) to an employee of Now Solutions pursuant to a restricted stock agreement between the Company and the Now Solutions’ employee that provides for the stock to vest over three years in equal installments at the anniversary date of the agreement.

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

In October 2005, the Company issued 4,500,000 unregistered shares of common stock of the Company (at a fair market value of $18,000) to employees of Now Solutions pursuant to restricted stock agreements executed between the Company and Now Solutions’ employees that provide for the stock to vest over three years in equal installments at the anniversary date of the agreement.

In November 2005, the Company issued 100,000 unregistered shares of the Company’s common stock to a third party lender pursuant to an agreement to waive the current default and extend the payment terms under a $50,000 promissory note. The fair market value of the shares on the date of issuance was $500.

During the year ended December 31, 2005, $200,000 of principal and $34,681 of interest, were converted into 69,322,775 shares of the Company’s common stock in connection with a $200,000 convertible debenture issued in April 2003. The debenture accrued interest at 5% per annum and is due April 2006.

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

In February 2006, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000) as partial incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 10 of the Notes to Consolidated Financial Statements.

In February 2006, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) as partial incentive for SGP to make the $150,000 loan, the Company issued to SGP 3,000,000 shares of common stock of the Company. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 10 of the Notes to Consolidated Financial Statements.

In March 2006, $40,800 in liquidated damages claimed by Cornell Capital Partners (“Cornell”) in connection with a $200,000 debentured issued by the Company to Cornell in April 2003 was converted into 4,387,095 shares of common stock.

In May 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock of the Company.

In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500, which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

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

In December 2006, the agreed to issue 3,000,000 shares of common stock of the Company to Mr. Rosseti in connection with refinancing an outstanding $66,000 note payable issued to Mr. Rossetti and additional debt of approximately $56,000 in fees owed to Markquest, Inc. The fair market value of the shares to be issued is $48,000. For details on the $113,734 note payable issued in connection with the refinancing, please see “Notes Payable” under Note 10 of the Notes to Consolidated Financial Statements. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

During the year ended December 31, 2006, the entire $190,000 of principal under a debenture bearing no interest was converted into 24,298,094 shares of the Company’s common stock in connection with a commitment fee pursuant to an Equity Line of Credit agreement entered into in April 2003 between the Company and Cornell.

During the year ended December 31, 2006, the Company agreed to issue 12,525,000, unregistered shares of common stock of the company to employees and consultants of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. Of these shares, all shares were issued during 2006 except for 200,000 shares which have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

During the year ended December 31, 2006, the Company cancelled 3,866,666 unregistered shares of common stock of the Company. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

During the year ended December 31, 2006, 5,449,998 unregistered shares of common stock of the Company issued to employees of the Company and Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

During the year ended December 31, 2006, incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.010 per share were cancelled in connection with the issuance of unregistered shares of stock to an employee of Now Solutions pursuant to a restricted stock agreement.

During the year ended December 31, 2006, warrants to purchase 21,966,667 shares of common stock of the Company at a price of $0.0165 to $0.10 per share expired or were cancelled.

Unless otherwise noted, the offers, sales and issuances of the Company’s unregistered securities set forth above involved no underwriter’s discounts or commissions. In engaging in the transactions described above which involved the Company’s unregistered securities, the Company relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of the Company’s unregistered securities, the Company did not make a public offering or sale of its securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to the Company that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning the Company, including financial statements, was in fact delivered to them.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes of Vertical and its subsidiaries included in Item 7 of this Report, and the cautionary statements and risk factors included below in this item of the Report.

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

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2006 and 2005, no costs were capitalized.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 (“SFAS No 142”), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During 2006, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off.

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company’s revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and with Emerging Issues Task Force (“EITF”) issued No 00-21, “Revenue Arrangement with Multiple Deliverables.”

Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable from systems, maintenance services, and consulting sales, which is recognized over the life of the contact.

In accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”, the Company recognizes revenue from license of computer software up-front provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivables is deemed probable, and no significant other vendor obligations exist.

Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

Investments

Investments in entities in which the Company exercises significant influence but does not control, are accounted for using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Investments in securities with a readily determinable market value in which the Company does not exercise significant influence, does not have control, and does not plan on selling in the near term are accounted for as available for sale securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Total Revenues. The Company had total revenues of $6,229,944 and $6,600,219 for the years ended December 31, 2006 and 2005, respectively. The decrease in total revenue was $370,275 for the year ended December 31, 2006 representing approximately a 6% decrease compared to the total revenue for the year ended December 31, 2005. Of the $6,229,944 for the year ended December 31, 2006 and the $6,600,219 for the year ended December 31, 2005, $6,222,752 and $6,559,391, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company since February 2004. The Company acquired a 60% interest in Now Solutions in February 2001 and the remaining 40% interest in January and February 2004.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance for the year ended December 31, 2006 increased by $25,746 from the same period in the prior year, representing approximately a .5% increase, due to selling more new or upgraded software licenses. These sale increases were partially offset by a decrease in maintenance fees as contractual increases in maintenance revenues did not offset the loss in maintenance revenues from customer attrition.

Consulting revenue for the year ended December 31, 2006, decreased by $315,998, from the same period in the prior year, which represented approximately a 26% decrease, due to less implementation consulting services as a result of less software licenses being sold in 2005 as compared to 2004. Consulting revenues lag behind software license revenues. The lower software license revenues in 2005 resulted in less consulting revenue in 2006.

Other revenue, which consists primarily of reimbursable travel expenses, for the year ended December 31, 2006, and reimbursable travel expenses and user conference fees for the year ended December 31, 2005, decreased by $80,023 from the prior year, which represented approximately a 32% decrease. This decrease was the result of the user conference being held in 2005 and not in 2006 and reduced reimbursable travel due to less consulting revenue.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $7,370,783 and $7,605,874 for the years ended December 31, 2006 and 2005, respectively. The total selling, general and administrative expenses for the year ended December 31, 2006 decreased by $235,091 compared to the selling, general and administrative expenses for the year ended December 31, 2005 representing approximately a 3% decrease. Of the $7,370,783 for the year ended December 31, 2006 and the $7,605,874 for the year ended December 31, 2005, Now Solutions accounted for $6,173,446, and $6,576,330, respectively. The decrease of $235,091 was primarily attributed to the reduction in source code amortization as Now Solutions source code became completed amortized in the first quarter of 2006 and a reduction of legal fees. These reductions were partially offset by loan fees paid by using stock when the Company refinanced a substantial amount of its debt in the first quarter of 2006 and an increase in payroll and related benefits

Operating Loss. The Company had an operating loss of $1,140,839 and $1,005,655 for the years ended December 31, 2006 and 2005, respectively. The operating loss increased by $135,184 compared to the operating loss for the year ended December 31, 2005, representing an increase of approximately 13%. The increase was attributable to the combination of a decrease in revenues of $370,275 that was partially offset by a decrease in selling, general and administrative expenses of $235,091.

Interest Expense. The Company had interest expense of $590,896 and $505,059 for the years ended December 31, 2006 and 2005, respectively. Interest expense increased for the year ended December 31, 2006 by $85,837, representing an increase of approximately 17%, compared to the same type of expense for the year ended December 31, 2005. The increase was the result of increased borrowings, converting the outstanding amount owed on legal fees to a note and higher interest rates being paid on new and renegotiated borrowings.

Net Loss. The Company had a net loss of $1,728,709 and $1,506,764 for the years ended December 31, 2006 and 2005, respectively. Net loss for the year ended December 31, 2006 increased by $221,945 representing an increase of approximately 15%. The increase in the net loss of $221,945 was attributable to the decrease in revenues of $370,275 and the increase in interest expense of $85,837. These two items were partially offset by a decrease in selling, general and administrative expenses $235,091.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $600,000 and $600,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not pay any dividends in 2006 or 2005.

Net Loss Applicable to Common Stockholders. The Company had a net loss attributed to common stockholders of $2,328,709 and $2,106,764 for the years ended December 31, 2006 and 2005, respectively. Net loss applicable to common stockholders for the year ended December 31, 2006 increased by $221,945 representing an increase of approximately 10.5%, compared to the net loss applicable to common stockholders for the year ended December 31, 2005. The increase in the net loss applicable to common stockholders of $221,945 was primarily attributable to the decrease in revenues of $370,275 and the increase in interest expense of $85,837. These two items were partially offset by a decrease in selling, general and administrative expenses $235,091.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2006 and 2005, respectively.

Financial Condition, Liquidity, Capital Resources And Recent Developments

At December 31, 2006, the Company had non-restricted cash-on-hand of $83,482.

Net cash provided by operating activities for the year ended December 31, 2006 was $54,370. This positive cash flow was primarily related to a net loss of $1,728,709 adjusted by non-cash operating items of $509,881 (including depreciation and amortization of $206,572, stock compensation of $295,809 and allowance for bad debt of $7,500), a decrease in all receivables of $101,216 and prepaid expenses of $41,710, and increases in deferred revenue of $99,990 and in accounts payable and accrued liabilities of $1,030,281. The increase in accounts payable and accrued liabilities was offset by converting $602,231 of accounts payable and accrued liabilities into notes payable. With these conversions, accounts payable and accrued expenses increased by $445,329.

Net cash used in investing activities for the year ended December 31, 2006 was $39,765, which consisted of the purchase of equipment and software.

Net cash used in financing activities for the year ended December 31, 2006 was $205,606, consisting of repayment of $1,222,606 of notes payable partially offset by the issuance of $1,017,000 of new notes.

The total change in cash and cash equivalents for the year ended December 31, 2006 when compared to year ended December 31, 2005 was a decrease of $201,884.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2006, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/06	2007	2008	2009	2010	2011+
Notes payable	5,727,931	2,544,682	883,029	623,027	298,754	1,378,439
Convertible debts	40,000	40,000		-	-	-
Operating lease	155,465	61,742	53,556	40,167	-	-
Total	5,923,396	2,646,424	936,585	663,194	298,754	1,378,439

Of the above notes payable of $5,727,931, the default situation is as follows:

Notes Payable	2006	2005
In default	$2,263,638	$3,540,093
Current	3,464,293	1,791,212
Total Notes Payable	$5,727,931	$5,331,305

For an update on the refinancing of the notes payable since fiscal year-end, please refer to “Subsequent Events” under note 16 of the Notes to Consolidated Financials Statements.

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

Going Concern Uncertainty

The Company has incurred significant losses from operations for the year ended December 31, 2006. In addition, the Company had a working capital deficit of approximately $10.3 million at December 31, 2006. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have included a going- concern paragraph to their audit report.

Off-Balance Sheet Arrangements.

None.

Risk Factors Related to the Company’s Business, Operating Results and Financial Condition

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

We have historically incurred losses. For the years ended December 31, 2006 and 2005, the Company had net losses of $1,728,709 and $1,506,764, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2006 and 2005. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Ability to Continue as a Going Concern Is Dependent on Its Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the 12 months ended December 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders’ equity at December 31, 2006 was $16.9 million. Additionally, at December 31, 2006, the Company had negative working capital of approximately $10.3 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay For The Expenses of Our Operations

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily® technology products and other products we have marketing rights to, as well as increased revenues from Now Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

Our Success Depends On Our Ability to Obtain Additional Capital

The Company has funding that is expected to be sufficient to fund its present operations for three months. The Company, however, will need significant additional funding in order to complete its business plan objectives. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet its cash requirements. The Company does not have any common stock available to issue to raise money. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, the Company’s business plan will have to be substantially modified and operations curtailed or ceased.

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2006 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $10.3 million at December 31, 2006, which means that our current liabilities exceeded our current assets by approximately $10.3 million (although it includes deferred revenue of approximately $2.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily® technology;

•	the demands for Now Solutions’ emPath® product;

•	the level of usage of the Internet;

•	the level of user traffic on our Websites;

•	seasonal trends and budgeting cycles in sponsorship;

•	incurrence of costs relating to the development, operation and expansion of our Internet operations;

•	introduction of new products and services by us and our competitors;

•	costs incurred with respect to acquisitions;

•	price competition or pricing changes in the industry;

•	technical difficulties or system failures; and

•	general economic conditions and economic conditions specific to the Internet and Internet media.

We May Have Difficulty Managing Our Growth and Integrating Recently Acquired Companies

Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. Acquisition transactions are accompanied by a number of risks, including the following:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology or content and rights into our products and media properties;

•
the correct assessment of the relative percentages of in-process research and development expense which needs to be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with these acquisitions. Our failure to address these risks could negatively affect our business operations through lost opportunities, revenues or profits, any of which would likely result in a lower stock price.

Our Success Depends On Our Ability to Protect Our Proprietary Technology

Our success is dependent, in part, upon our ability to protect and leverage the value of our original SiteFlash™ and Emily® technology products and Internet content, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult for Investors to Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a recognized national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2006 and 2005, which are attached to this Report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company’s present directors and executive officers are as follows:

Name	Age	Position	Tenure
Richard S. Wade	63	President, Chief Executive Officer and Director	7 years
William K. Mills	48	Secretary and Director	7 years

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

William K. Mills, Secretary and Director

William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills Morin, LLP (formerly Parker, Mills & Patel LLP), where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D’Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College. Active in professional and community organizations, Mr. Mills has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills has also served on the boards of the Didi Hirsch Mental Health Foundation, the United Way’s Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission, and the Los Angeles County Judicial Procedures Commission.

Election of Directors; Family Relationships; Legal Proceedings

Directors are elected at the annual meeting of stockholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of the executive officers or directors. None of the Company’s directors have been involved in legal proceedings except as noted under the section of this Report entitled “Legal Proceedings.”

Compliance with Section 16(a) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

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

David Braun, Chief Financial Officer of VCSY and Now Solutions

David Braun is an accountant with over 24 years experience in a wide variety of accounting and finance roles. His career includes public accounting, large company internal audit, financial analysis, mergers and acquisitions, SEC reporting, general accounting and consolidations of both domestic and international companies. Most recently he was the Corporate Controller for a plastics injection molding company with plants in the United States, Mexico and Ireland. Prior to that, he worked for a healthcare provider where he was responsible for managing 24 employees with accounting responsibility for over 200 clinics. Previous experience includes working for a large chemicals manufacturing company where he assisted in implementing a worldwide version of SAP and created a finance shared services group for the US and Canada. He is a CPA and a graduate of the University of Texas at Austin.

Significant Employees of Now Solutions, Inc.

Marianne M. Franklin, President and Chief Executive Officer

Marianne M. Franklin is President and Chief Executive Officer of Now Solutions. Ms. Franklin brings her experience in the payroll and human resources industry, which included over eight years working at Ross Systems, most recently as Vice President of North American sales. Prior to this function, Ms. Franklin was Director of Ross’ Canadian Sales. Ms. Franklin’s background also includes two years with ADP and 13 years in the banking industry, working with payroll products.

Pete Ashey, ExecutiveVice President of Business Development

Mr. Ashey joined the Now Solutions' leadership team in January 2007 to support Now Solutions' HR initiative. Mr. Ashey brings more than 15 years of sales and process improvement experience from both the software market and HR outsourcing services industry. His prior positions include sales and solution roles at IBM. During his career Mr. Ashey has made significant contributions to the development and success of leading solutions targeting the Fortune 1000 marketplace. Mr. Ashey's responsibilities will include the expansion of Now Solutions' business development effort and support of the global offering. His earlier professional experience has included VP of Sales of Pilat North America, and running his own Employee Assessment Practice. His consulting work has encompassed the United States, Canada, Venezuela and Europe, and organizations such as Nike, Philip Morris, Kraft, AT&T, Goodyear Tire and Rubber, Toyota and Bombardier.

Dorothy Spotts, Vice President of Services and Support

Ms. Spotts joined Ross Systems in April 1991 as a Support Analyst in the Customer Support Department progressing to Operations Manager. Subsequently, she attained the position of Manager of Integration Services in September 1997. In March 1999, she was promoted to Director of Integration Services and then became Director of Professional Services in July 2000. Ms. Spotts’ responsibilities include the overall management of Application Consulting, Integration Services and Customer Support. Ms. Spotts graduated with a BBA from the University of Texas at Austin.

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

Laurent Tetard, Vice President of Operations

Mr. Tetard joined the Company in 1999, where he oversaw business development, managed software design projects and handled daily operations. His responsibilities included working with clients and strategic partners to develop business plans, implement strategies and methodologies to support software development. Combining his education and experience, Mr. Tetard has specialized in managing design, implementation, documentation and installation of Internet compatible applications. From 1994 to 1996, Mr. Tetard was a Public Relations Officer with the French Air Force, in Toulouse, France. Earlier in his career, he completed a thesis in collaboration with the French Aeronautics and Space Research Center (“ONERA”) and served engineering internships at Aerospatiale, France. Mr. Tetard is an honor’s graduate of the noted French Ecole Nationale Superieure D’arts et Metiers (“ENSAM”), with a BS in Engineering and a MS in Multidisciplinary Engineering.

Robert Sterpin, Vice President of Sales, Canada & US Midwest

Mr. Sterpin joined NOW Solutions in 2003. He has a varied background in sales and sales management starting his career with DEC (HP) and working for several major corporations such as IBM and Cincom Systems. Mr. Sterpin spent almost 5 years at Ross Systems where he was Vice President Canada and the U.S. Mid West for their ERP software product suite. Prior to joining NOW Solutions, he was Vice President Sales & Marketing for a systems integration/ consulting firm. Mr. Sterpin majored in Science at the University of Toronto.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006 and 2005 to the Company’s highest paid executive officers and employees, who were employed by the Company during 2006. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs		LTIP Payouts	All Other Compensation
		($)		($)	($)	($)	(#)		($)	($)

Richard Wade,(1)	2006	$300,000	(1)	-	-	-	20,600,000	(1)	-	-
President and Chief	2005	$300,000		-	-	-	-		-	-
Executive Officer

Luiz Valdetaro, (2)	2006	$150,000		-	-	-	-		-	-
Chief Technology	2005	$150,000		-	-	-	-		-	-
Officer

James Salz (3)	2006	$100,000		-	-	9,000	-		-	-
Corporate Counsel	2005	$100,000		-	-	-	-		-	-

Except for the warrants exercised by Mr. Valdetaro in Footnote 2, no stock options were exercised by the named executive officers during the fiscal year ended December 31, 2005 or 2006.

(1)
Mr. Wade deferred $150,000, $154,097, $47,218, $155,270 and $300,000 of his salary in 2006, 2005, 2004, 2003 and 2002, respectively. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10, vesting in equal monthly amounts over a 36-month period. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 16,022,223 expired as of April 16, 2007.

(2)
Mr. Valdetaro deferred $50,269, $86,766 and $150,000 of his salary in 2005, 2004 and 2003, respectively. During 2005, Mr. Valdetaro exercised 3-year warrants and purchased 1,000,000 shares of the common stock of the Company at an exercise price of $0.005 per share in connection with a loan he made to the Company.

(3)
Mr. Salz deferred $48,345 and $55,000 and $58,333 of his salary in 2004, 2003, and 2002 respectively. In January 2006, Mr. Salz was issued 1,500,000 unregistered shares of common stock of the Company (at a fair market value of $9,000) pursuant to a restricted stock agreement with the Company which provides for the stock to vest over one year in three equal installments at four month intervals, of which 1,000,000 shares had vested at December 31, 2006. The remaining 500,000 shares vested in January 2007.

The below table shows information of outstanding equity awards of the named officers at the end of 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2006)
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Wade President/CEO (1)	6,294,444	-	-	$0.10	11/30/07	-	-	-	-

Jim Salz Corporate Counsel (2)	-	-	-	-		500,000	3,000	500,000	-

(1)
Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10 vesting in equal amounts each over a 36 months period. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 16,022,223 have expired as of April 16, 2007.

(2)
In January 2006, Mr. Salz was issued 1,500,000 unregistered shares of common stock of the Company (at a fair market value of $9,000) pursuant to a restricted stock agreement with the Company, which provides for the stock to vest over one year in three equal installments at four month intervals, of which 1,000,000 shares had vested at December 31, 2006. The remaining 500,000 shares vested in January 2007.

Stock Option Plan.

In December 1999, the Company established a stock option plan (the “Plan”) whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between three and five years from the date of grant.

Director Compensation

The below table provides compensation for all non-employee directors in 2006

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)

William Mills	10,500	-	-	-	-	-	10,500

No options or warrants were granted as director compensation during the fiscal years ended 2005 or 2006 (excluding warrants granted to executives and directors of the Company’s 81.5% owned subsidiary, GIS). Non-employee directors are entitled to receive $3,500 per meeting.

Employment Agreements

In December 2001, the Company executed a 3-year employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vest over a 36-month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 16,022,223 have expired as of April 16, 2007. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company’s taxable income (without deduction for depreciation). Mr. Wade’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $150,000, $154,097, $47,218, $155,270 and $300,000 of his salary in 2006, 2005, 2004, 2003 and 2002, respectively.

In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, on March 1, 2004, Now Solutions issued 1.5% of “phantom” stock of Now Solutions to Ms. Pantermuehl. Ms. Pantermuehl’s employment with the Company terminated in September 2005. Accordingly, the 1.5% “phantom” stock of Now Solutions was cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership By Named Executive Officers, Directors And Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 16, 2007, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 999,535,193 shares of common stock outstanding as of April 16, 2007, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 16, 2007.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	114,167,983	(2)	11.42%
Common	William K. Mills	3,000,000		*
Common	All Directors and Executive Officers as a group
	(2 persons)	117,167,983		11.72%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., 201 Main Street, Suite 1175, Fort Worth, TX 76102.

(2)
Includes warrants to purchase up to 20,600,000 shares of common stock of the Company for services as CEO and President, less 16,022,223 which have expired as of April 16, 2007. Also includes 101,370,050 shares owned by Mountain Reservoir Corporation (“MRC”), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee; and includes 1,000,000 shares owned by Jennifer Wade, a child of Mr. Wade. MRC pledged 10,000,000 shares common stock of the Company shares as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares common stock of the Company shares as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by the Company in November 2003. MRC pledged 5,000,000 shares of common stock of the Company as collateral on a $200,000 note issued in October 2006 to Mr. Weber. Also in October 2006, MRC pledged 5,000,000 shares of common stock of the Company as collateral on a $215,000 Note issued by Now Solutions to the Company and assigned to Mr. Weber in October 2005. MRC pledged 10,000,000 shares of common stock of the Company as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, in connection with the amendment of a $215,000 promissory note issued by Now Solutions to the Company in September 2003 and assigned to Victor Weber in January 2004, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000. In October 2006, Mr. Weber and Now Solutions and Taladin entered into an agreement concerning the note. Pursuant to the agreement, Now Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath®) to state and local governments until the balance under the note is paid. Under the terms of the amended note, Now Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In connection with the agreement, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements. For additional details on the amendment to this note, please see “Subsequent Events” under Note 16 in the Notes to Consolidated Financial Statements.

Also in January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International’s efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

Also in January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently in default. Bill Mills is a Director of the Company and a partner of PMM.

In August 2005, Mr. Salz made a $5,000 payment to a third party pursuant to an agreement and promissory note on the Company’s behalf. Mr. Salz is the Company’s corporate counsel.

In September 2005, Now Solutions entered into a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

In March 2006, CWI entered into a sublicense agreement with the Company to license software, including IA (formerly ImmuneApp) to the Company on a partially exclusive basis. Pursuant to the terms of the agreement, the Company currently has exclusive rights for all users in Brazil and in the healthcare and government industry in the United States and Canada. The Company may distribute the software to any other users on a non-exclusive basis. In addition, Now Solutions has the exclusive rights to offer IA on an ASP platform for its HRMS solution. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company. For additional details on the amendment to this agreement, please see “Subsequent Events” under Note 16 in the Notes to Consolidated Financial Statements. In May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus®. As a value-added reseller, the Company may market and distribute the software. The Company may register prospective customers for six months on an exclusive basis. In October 2006, CWI and the Company amended the sublicense agreement providing the Company with additional rights and benefits with respect to IA and StatePointPlus®®. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company. For additional details on the amendment to this agreement, please see “Subsequent Events” under Note 16 in the Notes to Consolidated Financial Statements

In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, Now Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. In December 2006, the Company entered into an agreement with Mr. Rossetti concerning the $66,000 note as well as approximately $56,000 in fees owed to Markquest, Inc. Pursuant to the agreement, the Company cancelled the $65,000 note and issued a $113,734 promissory note bearing interest at 10% per annum. The note is amortized over 24 months with monthly payments beginning in January 2007. In addition, the Company agreed to issue 3,000,000 shares of common stock of the Company. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements.

In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline, Inc. toward securing additional rights to StatePointPlus® and IA. Pursuant to the note, the Company shall pay 6% of gross revenues derived from all sales of StatePointPlus® (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In connection with the note, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements. For additional details on the amendment to this note, please see “Subsequent Events” under Note 16 in the Notes to Consolidated Financial Statements.

In October 2006, Taladin issued a $100,000 promissory, bearing interest at 12% per annum and due in October 2011, to Mr. Weber on October 27, 2006. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The note is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Item 3. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (at a fair market value of $21,000) to Mr. Weber and Now Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements.

For additional related transactions with certain parties, please see “Subsequent Events” under Note 16 in the Notes to Consolidated Financial Statements.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location
2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB filed on April 14, 2006

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB filed on April 14, 2006

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed on April 14, 2006

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed on April 14, 2006

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on April 14, 2006

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-KSB filed on August 7, 2003

Exhibit No.	Description	Location
4.6	Form of Cashless Exercise Warrant	Incorporated by reference to Exhibit 4.55 to the Company’s Form 10KSB filed on March 31, 2005

4.7	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-KSB filed on April 14, 2006

10.1	1999 Stock Option Plan of the Company	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-KSB filed on April 14, 2006

10.2	Berche Promissory Note dated August 30, 2002	Provided herewith

10.3	Form of Debenture	Provided herewith

10.4	Promissory Note as of October 31, 2001 between the Company and a third party	Provided herewith

10.5	Asset Pledge Agreement as of October 31, 2001 between the Company and a third party	Provided herewith

10.6	Employment Agreement as of December 1, 2001 between the Company and Richard Wade	Provided herewith

10.7	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Provided herewith

10.8	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Provided herewith

10.9	Promissory Note, dated June 3, 2002, between the Company and a third party lender	Provided herewith

10.10	Promissory Note, dated June 24, 2002, between the Company and a third party lender	Provided herewith

10.11	(a) Promissory Note, dated August 7, 2002, between the Company and a third party lender (b) Pledge Agreement, dated August 7, 2002, between the Company and a third party lender	Provided herewith

10.12
(a) Term Sheet, dated October 17, 2002, between the Company and a third party lender

(b) Promissory Note, dated October 17, 2002, between the Company and a third party lender

(c) Stock Pledge Agreement, dated October 17, 2002, between the MRC and a third party lender
Incorporated by reference to Exhibit 10.93 to the Company’s Form 10-QSB filed on December 11, 2002

Exhibit No.	Description	Location
10.13
(a) Form of Director Agreement of Company’s subsidiary, Government Internet Systems, Inc. (GIS) Director Agreement, between GIS and director

(b) Form of Warrants in connection with GIS Director Agreement between the Company’s Subsidiary, GIS, and GIS director
Incorporated by reference to Exhibit 10.98 to the Company’s Form 10-KSB filed on August 7, 2003

10.14	(a) Executive Agreement, dated December 19, 2002, between the Company’s Subsidiary, GIS, and Victor Weber (b) Warrants dated December 19, 2002 issued to Victor Weber	Incorporated by reference to Exhibit 10.99 to the Company’s Form 10-KSB filed on August 7, 2003

10.15	Executive Agreement, dated December 26, 2002, between the Company’s Subsidiary, GIS, and Stephen Rossetti	Incorporated by reference to Exhibit 10.100 to the Company’s Form 10-KSB filed on August 7, 2003

10.16
(a) Executive Agreement, dated January 8, 2003, between the Company’s Subsidiary, GIS, and David Kinney

(b) Warrants, dated January 8, 2003 issued to David Kinney in connection with Executive Agreement between the Company’s Subsidiary, GIS, and David Kinney
Incorporated by reference to Exhibit 10.101 to the Company’s Form 10-KSB filed on August 7, 2003

10.17	Amendment to Stock Purchase Agreement, dated February 1, 2003, between the Company and Enfacet.	Incorporated by reference to Exhibit 10.102 to the Company’s Form 10-KSB filed on August 7, 2003

10.18
$200,000 Purchase of Convertible Debentures, dated April 14, 2003, between the Company and third party buyers.

(a) Securities Purchase Agreement (for $200,000 of Convertible Debentures)

(b) Form of Debenture

(c) Registration Rights Agreement
Incorporated by reference to Exhibit 10.103 to the Company’s Form 10-KSB filed on August 7, 2003

10.19
Equity Line of Credit Agreement, dated April 14, 2003, between the Company and Cornell Capital Partners, L.P

(a) Equity Line of Credit Agreement,

(b) Registration Rights Agreement

(c) Compensation Debenture
Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-KSB filed on August 7, 2003

10.20
(a) Services agreement, dated April 10, 2003, between the Company and Vasu Vijay

(b) Promissory note, dated April 10, 2003, issued by the Company to Vasu Vijay

(c) Consulting Agreement, dated April 14 2003, between the Company and Vasu Vijay.
Incorporated by reference to Exhibit 10.105 to the Company’s Form 10-KSB filed on August 7, 2003

10.21	Stock Sale Agreement, dated April 11, 2003, between the Company and Mike Radlovic (a) Stock Sale Agreement, (b) Stock Pledge Agreement (c) Promissory Note	Incorporated by reference to Exhibit 10.106 to the Company’s Form 10-KSB filed on August 7, 2003

Exhibit No.	Description	Location
10.22	Amended Agreement, dated April 11, 2003, between TranStar Systems, Inc. and the Company	Incorporated by reference to Exhibit 10.107 to the Company’s Form 10-KSB filed on August 7, 2003

10.23	Loan Agreement, between the Company and a third party lender, dated May 9, 2003 (a) Term Sheet (b) Promissory Note (c) Warrants	Incorporated by reference to Exhibit 10.108 to the Company’s Form 10-KSB filed on August 7, 2003

10.24	Loan Agreement, between the Company and a third party lender, dated May 9, 2003 (a) Term Sheet (b) Promissory Note (c) Warrants	Incorporated by reference to Exhibit 10.109 to the Company’s Form 10-KSB filed on August 7, 2003

10.25	Loan, agreement, between the Company and a third party lender (a) Term Sheet, dated June 25, 2003 (b) $90,000 note, dated June 26, 2003 (c) Pledge Agreement, dated June 26, 2003	Incorporated by reference to Exhibit 10.111 to the Company’s Form 10-QSB for the quarter ended March 31, 2003, filed on June 22, 2004

10.26	Loan Agreement, dated September 4, 2003, between the Company and Victor Weber (a) Term Sheet (b) $50,000 Promissory Note	Incorporated by reference to Exhibit 10.113 to the Company’s Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

10.27
$500,000 Farias Loan Agreement between Now Solutions and the Company and Robert Farias, dated February 13, 2004

(a) Loan Agreement

(b) Promissory Note, issued by Now Solutions

(c) Security Agreement between Robert Farias and Now Solutions

(d) Ownership Pledge Agreement between Robert Farias and the Company
Incorporated by reference to Exhibit 10.114 to the Company’s Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

10.28
Arglen Settlement between Arglen Acquisitions, LLC and the Company

(a) Arglen Settlement Agreement, dated December 4, 2004

(b) Promissory Note, dated February 13, 2004, issued by Now Solutions to the Arglen Acquisitions, LLC

(c) Security Agreement, dated February 13, 2004
Incorporated by reference to Exhibit 10.115 to the Company’s Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

10.29	Employment Agreement between Now Solutions, Inc. and Vertical Computer Systems, Inc. and Sheri Pantermuehl, dated March 1, 2004	Incorporated by reference to Exhibit 10.115 to the Company’s Form 10-QSB for the quarter ended March 31, 2003 filed on June 22, 2004

Exhibit No.	Description	Location
10.30
Loan Amendment, dated June 15, 2004 between WAMCO 32 Ltd. and the Company and Now Solutions

(a) Amendment Number Five to Loan and Security Agreement

(b) Amended and Restated Secured Term Promissory Note
Incorporated by reference to Exhibit 10.117 to the Company’s Form 10-KSB filed on January 18, 2005

10.31	Weber Loans Amendment, between the Company and Victor Weber, dated September 28, 2004	Incorporated by reference to Exhibit 10.118 to the Company’s Form 10-KSB filed on January 18, 2005

10.32	Amendment to Consulting Agreement and $7,500 Promissory Note, between the Company and Stephen Rossetti, dated October 12, 2004	Incorporated by reference to Exhibit 10.119 to the Company’s Form 10-KSB filed on January 18, 2005

10.33	Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 7, 2005

10.34	Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on April 7, 2005

10.35	Order Dismissing Proceedings without Prejudice as to Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 19, 2005

10.36	Letter Payout Agreement, dated August 24, 2004 entered into by the Company.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 31, 2005

10.37	Form of Agreed Judgment	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 31, 2005

10.38	Settlement Agreement and Promissory Note, dated October 19, 2005 between the Company and Parker Mills Morin, LLP	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed on April 14, 2006

10.39	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006

10.40	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2006

Exhibit No.	Description	Location
10.41	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2006

10.42	Agreement dated as of February 13, 2006 among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 24, 2006

10.43	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 24, 2006

10.44	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 24, 2006

10.45	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 24, 2006

10.46	Secured Term Promissory Note, dated October 27, 2006, in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Provided herewith

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on January 18, 2005

21.1	Subsidiaries of the Company	Provided herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2006	Provided herewith

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2006	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2006	Provided herewith

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2006	Provided herewith

(b) Reports on Form 8-K:

On March 5, 2007, the Company closed two series of transactions having the effect of amending the sublicense agreement (the “Sublicense Agreement”) between the Company and its subsidiaries and CWI and obtaining financing from Mr. Weber to secure exclusive rights for the Company and CWI to distribute StatePointPlus® (a software product owned by TrueBaseline Corporation (“TrueBaseline”)) to government agencies and the healthcare industry in the United States and Canada and to all users in Brazil.

In order to obtain the exclusive rights for StatePointPlus®, Mr. Weber made payments of $500,000 to TrueBaseline on behalf of the Company and CWI. In order to maintain the exclusive rights, CWI and the Company must make certain additional payments by July 31, 2008. Thereafter, the Company must make certain average monthly minimum payments to TrueBaseline, which increase on a yearly basis, in order to retain the partial exclusivity rights during the term of the Sublicense Agreement.

For the territory of Italy, the Company also obtained the rights to distribute IA (formerly referred to as IA) to all users in the health care industry and all users in any federal, state and local government agencies or their equivalents in Italy. In addition, the Company acquired from CWI partial exclusivity rights for a security access management software program that functions as an ID verification system. The Company has the exclusive rights to distribute SAM to all users in government agencies and the healthcare and casino industries in the United States and Canada. In order to retain these exclusivity rights for SAM and for IA in Italy, the Company must achieve minimum monthly gross revenues (for SAM and IA in Italy, as applicable), which increase on a yearly basis during the term of the Sublicense Agreement.

In connection with the $500,000 payment of fees by Mr. Weber to obtain the partial exclusivity rights for StatePointPlus®, the Company issued an additional note payable in the amount of $300,000 (the “$300,000 Note”) to Mr. Weber. In addition, the payment terms of the $200,000 Note payable (the “$200,000 Note”) issued on October 24, 2006 by the Company to Mr. Weber were extended for an additional 60 days. Both the $200,000 Note and the $300,000 Note may be paid from certain revenues derived from StatePointPlus® by CWI and the Company if and to the extent such funds are available. Accrued interest shall be paid on a monthly basis by the Company, or from revenues derived from StatePointPlus® if such funds are available. To secure the principal payments and interest payments on the $300,000 Note and interest payments on the $200,000 Note, MRC pledged 10,000,000 shares of common stock of the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CWI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accounting firm, Weaver and Tidwell, L.L.P., were $94,850 and $90,000 for the audit of the Company’s annual financial statements for the fiscal years ended 2006 and 2005, which included the reviews of the financial statements in the Company’s Forms 10-QSB for the applicable fiscal year.

Tax Fees. The principal accounting firm Weaver and Tidwell, L.L.P. did not provide any tax services in 2006 and 2005. The aggregate fees billed in the fiscal years ended 2006 and 2005 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $18,016 and $8,650. In addition, BDO Dunwoody LLP in Toronto billed 8,757 and 23,219 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2006 and 2005, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $16,376 and $10,667 and for tax advice and tax planning for the years ended 2006 and 2005, respectively.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the either principal accountant was $0 and $0, respectively, for the fiscal years ended 2006 and 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

April 16, 2007	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

April 16, 2007	By:	/s/ Luiz Valdetaro
Luiz Valdetaro
Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

DIRECTORS:

April 16, 2007	By:	/s/ Richard Wade
Richard Wade, Director

April 16, 2007	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2006, the Company had negative working capital of approximately $10.3 million, a stockholders’ deficit of $16.9 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell L.L.P.

Fort Worth, Texas
April 16, 2007

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets

Current assets:
Cash	$83,482	$285,366
Securities available for sale	2,760	2,760
Accounts receivable, net of allowance for bad debts of $167,980 and $160,480	863,907	1,011,806
Other receivable	110,085	110,085
Employee receivables	86,010	47,548
Prepaid expenses and other assets	41,750	83,046

Total current assets	1,187,995	1,540,611

Property and equipment, net of accumulated depreciation	83,611	96,703
Other intangibles, net	-	153,716
Deposits and other	9,958	10,372

Total assets	$1,281,564	$1,801,402

Liabilities, Convertible Preferred Stock and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,251,710	$5,806,381
Deferred revenue	2,659,522	2,559,532
Accrued income taxes	-	18,000
Current portion-convertible debentures	40,000	230,000
Current portion-notes payable	2,544,682	4,140,571

Total current liabilities	11,495,914	12,754,484

Non current portion - Notes payable	3,183,249	1,190,734
Accrued dividends	3,513,712	2,913,712

Total liabilities	$18,192,875	$16,858,930

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2006	2005

Stockholders’ Equity (Deficit)
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	49	50
Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	45,000	45,000
Series C 4% Convertible Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	350,000	350,000
Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	156,250	156,250

Common stock: $.00001 par value, 1,000,000,000 shares authorized 996,926,857 and 947,291,670 issued and outstanding	9,970	9,473

Additional paid-in capital	28,208,434	27,723,121
Accumulated deficit	(45,802,957)	(43,474,248)
Accumulated other comprehensive income	121,943	132,826

Total stockholders’ deficit	(16,911,311)	(15,057,528)

Total liabilities and stockholders’ deficit	$1,281,564	$1,801,402

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005
Revenues

Licensing and maintenance	$5,152,017	$5,126,271
Consulting Services	911,308	1,227,306
Other	166,619	246,642

Total Revenues	6,229,944	6,600,219

Selling , general and administrative expenses	7,370,783	7,605,874

Operating loss	(1,140,839)	(1,005,655)

Interest income	3,026	3,950
Interest expense	(590,896)	(505,059)

Net loss	(1,728,709)	(1,506,764)

Dividend applicable to preferred stock	(600,000)	(600,000)

Net loss applicable to common stockholders	$(2,328,709)	$(2,106,764)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average	983,001,187	888,580,402
of common shares outstanding

Comprehensive loss and its components
consist of the following:
Net loss	$(1,728,709)	$(1,506,764)
Unrealized loss on securities available for sale	-	(6,368)
Translation adjustments	12,126	(1,244)
Comprehensive loss	$(1,716,583)	$(1,514,376)

See accompanying notes to consolidated financial statement

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at 12/31/04	867,768,895	$8,678	132,200	$551,300	$27,385,191	$(41,367,483)	$140,438	$(13,281,876)

Issuing common shares for failure to make loan payments	2,700,000	27			19,373			19,400

Issuing common shares for services to be rendered	1,500,000	15			4,935			4,950

Issuing common shares for failure to file SB-2 Registration	5,000,000	50			82,223			82,273

Issuing restricted stock, net of cancellations	-	-			2,421			2,421

Issuing common shares upon conversion of convertible debentures	69,322,775	693			223,988			224,681

Conversion of warrants in the third quarter of 2005	1,000,000	10			4,990			5,000

Net loss for the year ended December 31, 2005						(1,506,764)		(1,506,764)

Accrued dividends for preferred stock						(600,000)		(600,000)

Other comprehensive income translation adjustment							(1,244)	(1,244)

Unrealized loss on investment							(6,368)	(6,368)

Balance 12/31/05	947,291,670	$9,473	132,200	$551,300	$27,723,121	$(43,474,248)	$132,826	$(15,057,528)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at 12/31/05	947,291,670	$9,473	132,200	$551,300	$27,723,121	$(43,474,248)	$132,826	$(15,057,528)

Issuing common shares for incentive to make loans and refinance debt	13,000,000	130			158,870			159,000

Issuing restricted stock, net of cancellations	5,449,998	55			79,705			79,759

Issuing common shares upon conversion of convertible debentures	24,298,094	242			189,757			189,999

Issuing common shares upon damages claimed with an equity line of credit	4,387,095	44			40,756			40,800

Conversion of 1,500 of preferred A to common shares	750,000	8	(1,500)	(2)	(6)			-

Issuing common shares upon debt forgiveness	1,750,000	18			16,231			16,249

Net loss for the year ended December 31, 2006						(1,728,709)		(1,728,709)

Accrued dividends for preferred stock						(600,000)		(600,000)

Other comprehensive income translation adjustment							(10,883)	(10,883)

Balance 12/31/06	996,926,857	$9,970	130,700	$551,299	$28,208,434	$(45,802,957)	$121,943	$(16,911,311)

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(1,728,709)	$(1,506,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	206,572	850,490
Non employee stock compensation	243,051	136,304
Employee stock compensation expense	52,758	2,421
Allowance for bad debts	7,500	23,007
Changes in operating assets and liabilities:
Accounts receivable	140,399	290,301
Receivable from officers and employees	(38,462)	(30,410)
Prepaid expenses	41,710	(59,257)
Accounts payable and accrued liabilities	1,029,560	865,913
Deferred Revenue	99,990	(119,952)

Net cash provided by operating activities	54,370	452,053

Cash flows from investing activities:
Purchase of equipment	(39,765)	(73,787)

Net cash used in investing activities	(39,765)	(73,787)

Cash flows from financing activities:
Payment of note payable	(1,222,606)	(422,436)
Proceeds from issuance of notes payable	1,017,000	-

Net cash used in financing activities	(205,606)	(422,436)

Effect of changes in exchange rates on cash	(10,882)	(1,244)

Net increase (decrease) in cash and cash equivalents,	(201,882)	(45,414)

Cash and cash equivalents, beginning of period	285,366	330,780

Cash and cash equivalents, end of period	$83,484	$285,366

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 1. Organization and Basis of Presentation

Vertical Computer Systems, Inc. (the “Company”) was incorporated under the laws of State of Delaware in March 1992. The Company is a multinational provider of administrative software services, Internet core technologies, and derivative software application products through its distribution network. The Company’s business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling its products and services. The Company is operating one business segment.

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. (“ENF”), which is inactive; Globalfare.com, Inc. (“GFI”), which is inactive; Pointmail.com, Inc. (“PMI”), which is inactive; Vertical Internet Solutions (“VIS”), which is inactive; Now Solutions, Inc. (“Now Solutions”); OptVision Research, Inc. (“OVR”), which is a newly established entity with minor activities; Taladin, Inc. (“Taladin”), a newly established entity with minor activities; and Government Internet Systems, Inc. (“GIS”), an entity with minor activities. To date, the Company has generated revenues primarily from software license, consulting fees and maintenance agreements from Now Solutions, its 100% owned subsidiary.

Going Concern Uncertainty

The accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at December 31, 2006 was $16.9 million. Additionally, at December 31, 2006, the Company had negative working capital of approximately $10.3 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The financial statements contain no adjustment for the outcome of this uncertainty.

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

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company’s revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and with Emerging Issues Task Force (“EITF”) No 00-21, “Revenue Arrangement with Multiple Deliverables.”

Deferred revenue on maintenance contracts represents revenue received in advance of the service obligation over the life of the contract. Deferred revenue is booked as a liability until recognized.

In accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”, the Company recognizes revenue from license of computer software up-front, provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivable is deemed probable, and no significant other vendor obligation exists.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2006 and 2005, there was no impairment of long-lived assets due to the minimal value of such assets.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2006 and 2005, no costs were capitalized.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 2. Summary of Significant Accounting Policies (Continued)

Stock-based Compensation

Effective January 1, 2004, the Company adopted the fair value provisions of SFAS 123 for share based payments to employees. In accordance with transition provisions under SFAS 148, the Company has adopted the prospective method for transitional recognition.

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), “Share-Based Payment” sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Company adopted this Statement on January 1, 2006.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of the stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility has been based on the historical volatility. The Company’s computation of expected life follows the guidance in Staff Accounting Bulletin No. 107 for determining the expected life of the awards. The interest rate for the periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Investments

Investments in entities in which the Company exercises significant influence but does not control, are accounted for using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Investments in securities with a readily determinable market value in which the Company does not exercise significant influence, does not have control, and does not plan on selling in the near term are accounted for as available for sale securities in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

Income Taxes

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is provided when management cannot determine whether it is more likely than not the deferred tax asset will be realized. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. As of December 31, 2006 and 2005, all outstanding convertible debts and warrants and options outstanding were not included in the calculation of diluted loss per share because they were anti-dilutive.

Fair Value of Financial Instruments

For certain of the Company’s instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The fair value of the note payable to stockholder cannot be estimated due to its related party nature.

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

Advertising and Tradeshow Costs

The Company expenses advertising and tradeshow costs when incurred. Advertising and tradeshow costs for the year ended December 31, 2006 and 2005 were approximately $173,000 and $206,000, respectively. Now Solutions accounted for 100% of such costs.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred.”

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. In accordance with the testing requirements provided under SFAS No. 142, the Company determined that the goodwill was impaired during the years ended December 31, 2004 and 2003 and, to date, all goodwill was written off.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 2. Summary of Significant Accounting Policies (Continued)

Adoption of FIN No. 45

In November 2002, FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand fathered and will not be recognized on the balance sheet. The adoption of this standard had no effect.

Adoption of SFAS No. 150

In May 2003, FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on July 1, 2003.

Adoption of FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes

On February 28, 2001, the Company acquired 60% of the equity interest in Now Solutions, a company that develops and maintains human resource software, in exchange for $1 million in cash, which was paid to Now Solutions, and warrants to purchase 80,763,943 shares of the Company’s common stock at a purchase price of $0.08 per share were granted to Arglen Acquisitions, LLC (“Arglen”).  Arglen negotiated Now Solutions’ purchase of Ross Systems (“Ross”) assets related to its Payroll/Human Resources product including all equipment, software and maintenance agreements. Based on the Black Scholes Option Pricing Model, the Company determined that the fair value of these warrants was approximately $798,500 and recorded as goodwill accordingly.  In addition, Arglen and Stephen Parnes received a 40% interest in Now Solutions as compensation for their services rendered in the process of consummating this transaction.  Consequently, the Company recognized additional goodwill of $666,667 based on the valuation of $1 million accounting only for 60% equity interest in Now Solutions.  In January 2004, the Company purchased the remaining 5% minority interest in Now Solutions held by Stephen Parnes for $77,000 and 1,000,000 unregistered shares of Company common stock, subject to terms and a lock-up agreement.  This transaction resulted in the Company recognizing $80,000 of goodwill, which was written-off in 2004.  The Company and Arglen settled their arbitration and litigation in December 2003.  In February 2004, in connection with the settlement, the Company purchased Arglen’s 35% interest in Now Solutions for $1,400,000 and 20,000,000 unregistered shares of common stock of the Company, subject to terms and a lock-up agreement.  Also in February 2004 and pursuant to settlement, the Company also cancelled warrants to purchase 80,763,943 common shares of the Company that were gradually granted to Arglen in connection with the Company's aquisition of 60% of equity interest in Now Solutions.  The Company’s purchase of Arglen’s interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004.  The $1,400,000 was payable as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest on the note at the rate of 10% from its inception. The note was in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

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

The note payable to Ross issued by Now Solutions in the amount of $1,000,000, is unsecured and non-interest bearing. The note was recorded at a discount (which will be amortized over the life of the note), and payments of $250,000 and $750,000 were due in February 2002 and 2003, respectively. Since payments were not received within three days from the due date, the note now bears interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross. At December 31, 2006, the past due balance of the note outstanding was $750,000.

Now Solutions obtained proceeds of $5,500,000 through a note payable to Coast Business Credit (“Coast”) to finance the purchase of HRIS from Ross and used the excess amount for its working capital. The note payable to Coast, issued by Now Solutions, in the principal amount of $5,500,000 bearing interest at prime plus 1.5% with a minimum interest of 8.5% per annum, monthly payment of $91,500 of principal, plus interest, due April 28, 2006 (as amended below), is secured with all of the assets of Now Solutions and a $1,500,000 security deposit by the Company to guarantee the first 36 payments of the loan and is subject to various loan covenants. In March 2003, Coast was taken over by the FDIC and WAMCO 32, Ltd. (“WAMCO”), purchased the loan. As of December 31, 2005, the outstanding principal balance due on the $5.5 million note was $865,302. In August 2003, WAMCO agreed to extend the due date of the note from February 28, 2004 to August 28, 2004.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 3. Acquisition Transactions - Now Solutions Operations and Default on Notes (Continued)

In June 2004, the parties agreed to amend the terms of the note and the loan. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and earnings before interest, taxes, depreciation & amortization (“EBITDA”) of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. Since Now Solutions did not qualify for reduced payments, the note became payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note was paid. In connection with the amendment, Now Solutions was required to pay WAMCO 5% of Now Solutions’ revenues in excess of $8 million up to a maximum of $250,000, beginning in the fiscal year that commences January 1, 2005. Also in connection with the amendment, the Company issued warrants to purchase 3,000,000 shares of the Company common stock at an exercise price of $0.03 per share or by cashless exercise, at the holder's election. The warrants are subject to “piggy back” registration rights and a lock-up agreement. Now Solutions had made all interest payments as of December 31, 2005 but was $865,302 delinquent in principal payments. The note was retired during the fiscal year ended December 31, 2006.

In order to facilitate the financing process, the Company had pledged a $1.5 million deposit as collateral pursuant to a deposit pledge agreement to guarantee the first 24 payments of the loan to finance the purchase of HRIS. In February 2003, the Company was notified that Southern Pacific Bank went into FDIC receivership. Coast Business Credit (Coast) is a division of Southern Pacific Bank. The FDIC froze $750,000, which was the remaining amount of the Company’s deposit account pledged on behalf of Now Solutions on the date of the notice. Of the remaining $750,000, the Company received $100,000, which is that portion which was insured by the FDIC. The uninsured portion of the remaining balance of the deposit pledge account, which was $650,000, was applied to the outstanding debt of the Coast loan to Now Solutions.

Consequently, Now Solutions reduced its loan balance payable to Coast. Accordingly, Now Solutions owed to the Company the same amount under the same terms of the loan agreements. The Company’s remaining pledge balance of $650,000 was offset against the loan balance in lieu of a $650,000 promissory note from Now Solutions to the Company. In September 2003, the $650,000 note was split into two notes in the amounts of $215,000 and $435,000. These notes were due on December 31, 2004 with the same interest rate and terms as the $5,500,000 note, with monthly interest payments commencing July 1, 2003. The $435,000 note has been paid down by Now Solutions and the Company pledged its interest in the $215,000 note issued by Now Solutions to the Company to secure $190,000 in loans made by Victor Weber to the Company in 2003 and $25,000 in expenses paid by Weber on the behalf of the Company that were included in Trade Accounts Payable. Weber had the option to have the Company assign the $215,000 note to Weber provided that Weber forgives all of the Company’s outstanding debt and cancels all underlying notes in connection with the debt. Weber elected to make this assignment in January 2004. At that time, all other notes and debts due Weber were cancelled. In October 2006, the parties amended the note. The note provides for monthly payments to be paid from gross revenues of new sales of emPath by Now Solutions and Taladin. The note is due September 27, 2007. The $215,000 note to Weber was outstanding at December 31, 2006.

For additional information concerning details of the legal proceedings concerning the Company, Now Solutions, Ross, Arglen, and Gary Gyselen, a principal of Arglen and former Chairman of Now Solutions, please see Note 15.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 4. Investments

During 2002, the Company sold 766,733 eResource Capital Group (“RCG”) shares for $81,266 and recorded a realized loss of $91,922. The remaining 33,267 RCG shares were adjusted into 4,610 shares for the 7-for-1 reverse stock split by RCG in 2002. IN 2005, OneTravel Holdings (“OTH”), the successor of RCG effected a 1-for-10 reverse stock split. Consequently, the number of shares of OTH held by the Company is 461 shares.

During 2000, the Company paid $250,000 to acquire a 30% interest in TranStar Systems, Inc. (“TranStar”), formerly Apollo Industries, Inc., a company that is in the process of developing smart card technology. The Company accounted for the investment under the equity method of accounting and recognized a $31,453 equity loss in the unconsolidated affiliate for the year ended December 31, 2000. In 2001, the Company paid $25,000 to receive a royalty of 2% on all Apollo sales until the original investment is recouped. After the original investment is recouped, the Company shall receive 1% of all Apollo sales, up to a maximum of $30,000 per year. The royalty agreement expires October 2020. At December 31, 2001, due to the uncertainty regarding the recovery of the royalty, the Company wrote off the $25,000. In April 2001, the Company loaned Apollo $24,000, which was due on June 30, 2001 and an additional $24,000, which was due on July 16, 2001. The loans are secured pursuant to a stock pledge in the amount of 500,000 shares of Apollo for each of the two loans. In April 2003, the Company and TranStar agreed to amend two $24,000 promissory notes bearing interest at 10%, dated April 19 and May 8, 2001, and a royalty agreement, dated October 14, 2000 whereby TranStar had agreed to pay a royalty of 2% of all transaction fees up to $275,000 and 1% up to $3,000,000. Pursuant to the agreement, the due date for the two $24,000 notes was extended to April 5, 2006 in exchange for increasing the royalty rate in the royalty agreement to 3% of any transaction fees and any other revenues generated in perpetuity. The collateral to secure the notes, consisting of 1,000,000 shares of TranStar common stock, and the underlying security agreements remain in full force and effect. In connection with the agreement, TranStar also released and indemnified the Company from any obligations owed to TranStar or any third party. In August 2004, the Company accepted $8,000 toward full payment of the April 2001 Note and returned 500,000 shares of TranStar common stock being held as collateral.

Also in April 2003, the Company and Mike Radlovic (“Radlovic”) entered into an agreement whereby Radlovic would purchase the Company’s interest in TranStar. Pursuant to the agreement, the Company transferred all of its ownership representing 3,000,000 shares of TranStar common stock to Radlovic. In consideration of the sale, Radlovic issued a $250,000 note bearing interest at 10% per annum due in April 2007. The note is secured by 5,000,000 shares of TranStar common stock owned by Radlovic. Radlovic is the President, CEO, and a stockholder of TranStar. As of December 31, 2003, the investment in notes receivable and all advances to TranStar have been fully reserved.

Note 5. Related Party Transactions

In January 2005, in connection with the amendment of a $215,000 promissory note issued by Now Solutions to the Company in September 2003 and assigned to Victor Weber in January 2004, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000. In October 2006, Mr. Weber and Now Solutions and Taladin entered into an agreement concerning the note. Pursuant to the agreement, Now Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath®) to state and local governments until the balance under the note is paid. Under the terms of the amended note, Now Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that is 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In connection with the agreement, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements. For additional details on the amendment to this note, please see “Subsequent Events” under Note 16.

Also in January 2005, the Company entered into a marketing agreement with CW International whereby CW International will be entitled to receive a percentage of fees for new customers of the Company generated by CW International’s efforts. Mr. Weber is a Director and President of GIS and a member of CW International.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 5. Related Party Transactions (Continued)

Also in January 2005, Parker Mills Morin, LLP (“PMM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently in default. Bill Mills is a Director of the Company and a partner of PMM.

In August 2005, Mr. Salz made a $5,000 payment to a third party pursuant to an agreement and promissory note on the Company’s behalf. Mr. Salz is the Company’s corporate counsel.

In September 2005, Now Solutions entered into a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc.

In March 2006, CWI entered into a sublicense agreement with the Company to license software, including IA (formerly ImmuneApp) to the Company on a partially exclusive basis. Pursuant to the terms of the agreement, the Company currently has exclusive rights for all users in Brazil and in the healthcare and government industry in the United States and Canada. The Company may distribute the software to any other users on a non-exclusive basis. In addition, Now Solutions has the exclusive rights to offer IA on an ASP platform for its HRMS solution. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company. For additional details on the amendment to this agreement, please see “Subsequent Events” under Note 16. In May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus®. As a value-added reseller, the Company may market and distribute the software. The Company may register prospective customers for six months on an exclusive basis. In October 2006, CWI and the Company amended the sublicense agreement providing the Company with additional rights and benefits with respect to IA and StatePointPlus®®. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company. For additional details on the amendment to this agreement, please see “Subsequent Events” under Note 16.

In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, Now Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. In December 2006, the Company entered into an agreement with Mr. Rossetti concerning the $66,000 note as well as approximately $56,000 in fees owed to Markquest, Inc. Pursuant to the agreement, the Company cancelled the $65,000 note and issued a $113,734 promissory note bearing interest at 10% per annum. The note is amortized over 24 months with monthly payments beginning in January 2007. In addition, the Company agreed to issue 3,000,000 shares of common stock of the Company. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc. For additional details on this note, please see “Notes Payable” under Note 10.

In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline, Inc. toward securing additional rights to StatePointPlus® and IA. Pursuant to the note, the Company shall pay 6% of gross revenues derived from all sales of StatePointPlus® (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In connection with the note, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10. For additional details on the amendment to this note, please see “Subsequent Events” under Note 16.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 5. Related Party Transactions (Continued)

In October 2006, Taladin issued a $100,000 promissory note, bearing interest at 12% per annum and due in October 2011, to Mr. Weber on October 27, 2006. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The note is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 15. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (at a fair market value of $21,000) to Mr. Weber and Now Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 10. For additional details on the amendment to this note, please see “Subsequent Events” under Note 16.

For additional related party transactions subsequent to December 31, 2006, please see “Subsequent Events” under Note 16.

Note 6. Other Intangible Assets

Other intangible assets are as follows:
	2006	2005

Purchased software source code	$4,753,972	$4,753,972
Other amortizable intangible assets	305,337	305,337
Accumulated amortization	(5,059,309)	(4,905,593)

Net other intangible assets	$0	$153,716

In accordance with SFAS No 142, the Company amortized intangible assets other than goodwill on a straight-line basis over their estimated useful lives of five years. For the years ended December 31, 2006 and 2005, respectively, amortization expense consists of the following:

	2006	2005

Software source code	$153,716	$763,440
Other purchased intangible assets	0	27,142

Total	$153,716	$790,582

There are no future amortization expenses for succeeding years as the intangible assets are fully amortized.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 7. Property and Equipment

Property and equipment consist of the following:
	2006	2005

Equipment	$862,723	$822,960
Leasehold improvements	87,712	87,712
Furniture and fixtures	40,803	40,803

Total	991,238	951,475

Accumulated depreciation	(907,627)	(854,772)
	$83,611	$96,703

Depreciation expense for the years ended December 31, 2006 and 2005 was $52,856 and $59,908, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2006	2005

Accounts payable	$2,068,558	$1,398,486
Accrued payroll	2,079,883	1,733,573
Accrued payroll tax and penalties	713,254	706,424
Accrued liabilities	1,390,015	1,967,898
	$6,251,710	$5,806,381

Note 9. Other Receivable

Other receivable of $110,085 at December 31, 2006 and 2005 represent the amounts due from Ross for Now Solutions customer prepayments on maintenance contracts for the period subsequent to the acquisition. Now Solutions and Ross reached a mutual agreement to offset a $250,000 note payable due to Ross in 2002 against the other receivable of $419,489 due from Ross at the end of 2001. Now Solutions withheld its payment to Ross on the remaining $750,000 that was due in February 2003 and gave notice to Ross of Now Solutions’ claim of offset against unpaid maintenance fees in February 2003.  The parties are currently involved in litigation concerning the withholding of the $750,000 by Now Solutions and Now Solutions’ claim of offset against unpaid maintenance fees, plus additional damages in connection with Now Solutions’ claims of Ross’ breach of the asset purchase agreement. For further information concerning details of the legal proceedings concerning the Company, Now Solutions, and Ross, please see Note 15.

Note 10. Notes Payable and Convertible Debts

December 31,
2006	2005
The $5.5 million note payable, issued by Now Solutions to Coast and purchased by Wamco was amended in June 2004. Pursuant to the amendment, the interest was changed to 9% per annum and the $1,304,766 outstanding principal balance shall be payable as follows: (a) $91,667 principal per month, plus interest commencing on June 30, 2004 and continuing on each succeeding month through September 30, 2004; (b) $7,500 principal per month, plus interest, commencing on October 31, 2004 and continuing on each succeeding month through January 31, 2005; (c) providing that Now Solutions has achieved revenues of $7.5 million and EBITDA of not less than $2,200,000 for the fiscal year 2004, $7,500 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until June 30, 2005; and (d) $91,667 principal per month plus interest, commencing on July 31, 2005 and continuing on each succeeding month until the note is paid. Since Now Solutions did qualify for reduced payments, the note was payable in the amount of $91,667 principal per month, plus interest, commencing on February 28, 2005 and continuing on the last day of each succeeding month until the note is paid. In February 2006, Taladin used the proceeds of two loans to acquire the indebtedness of Now Solutions to Wamco for $600,000, which represented a 5% discount from the actual amount owed, plus legal fees. In connection with the acquisition of such indebtedness, a revenue participation agreement for the benefit of Wamco was terminated and a warrant to purchase 3,000,000 shares of common stock of the Company, also granted to Wamco, was cancelled. Now Solutions’ indebtedness to Wamco was secured by a first lien position against all assets of Now Solutions and this first lien position was assigned by Wamco to Taladin.
$-	$865,302

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

	December 31,
	2006	2005
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

Note payable to a third-party lender in the amount of a $239,004 bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December 2002, commencing with monthly payment of $7,500 beginning in March 2003. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third-party lender, bearing interest at 12% per annum. In March 2003, the note was amended and the Company agreed to pay the interest and expenses responsible by the lender for a third-party loan secured on the lender’s behalf instead of paying to the lender and the Company agreed to begin making monthly payment of $7,500, beginning on June 1, 2003. Pursuant to the extension in December 2003, the Company was required to make monthly installment payments of $7,500, beginning on February 1, 2004, until the balance under the note has been paid. The note is in default.
	161,504	161,504

Note payable in the amount of $50,000 to a third-party lender, bearing no interest. In March 2003, the parties entered into an amendment, whereby the parties agreed to accrue interest beginning in October 2002 at 12% per annum. The parties also agreed that the Company would make monthly payments of accrued interests beginning in April 2003 and monthly principal payment of $5,000 beginning in July 2003. In connection with the note, the Company issued three-year warrants to purchase 1,200,000 shares of its common stock at a price of $0.003 per share. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the Company agreed to commence monthly payments to the lender of $2,500 in June 2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender’s reasonable attorney’s fees. In connection with the agreement the Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase 1,200,000 shares of the Company common stock were cancelled by the lender. The Company is currently in default.
	35,568	47,784

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
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

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company’s common stock that are owned by Mountain Reservoir due in December 2002. In March 2003, the parties entered into an amendment. Pursuant to the amendment, the Company agreed to pay accrued interest in the amount of $1,170 for this $25,000 note and amend the due date to July 1, 2005. Beginning in July 2003, the above interest payments shall be replaced with monthly payments of $5,000 with the initial payments applied first to the $25,000 note and then to the $50,000 (the above) note issued. The note has been in default since April 1, 2003.
12,583	12,583

Note payable in the amount of $280,000, bearing interest at 4% per annum and issued to Robert Farias on October 31, 2001, was amended by the parties in March 2003. Pursuant to the amendment, the payment of principal was to be paid in monthly installments in the amount of $5,000, which was increased to monthly payments of $10,000 beginning in January 2004. All interest was due on the day the principal was to be paid in full. In exchange for the extensions, the interest rate accrued at the rate of 12% from the date the note was issued. In February 2004, the Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) the all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following shall be applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company’s subsidiary, EnFacet, Inc. (“Enfacet”), to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note were to be applied to the $280,000 and $181,583 notes until these notes are paid in full; and (iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The $280,000 note was also secured by SiteFlash™ technology owned by the Company. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $280,000 note payable were included under a $438,795 note payable issued to Tara Financial. For additional details, please see the $438,795 note payable in Note 10.
-	237,626

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $181,583 issued to Robert Farias, bearing interest at 12% per annum, was to be paid as follows: (i) an initial installment of $10,000 payable upon execution; (ii) monthly payment of $5,000 beginning November 5, 2002 and (iii) monthly $10,000 payment beginning May 15, 2003 until all amounts under the note have been paid in full. This note was issued to replace two notes previously issued; each had outstanding balance of $100,000 at December 31, 2001. In February 2004, the Company and Mr. Farias amended the $280,000 note issued to Mr. Farias on October 31, 2001 and the $181,583 note issued to Mr. Farias on October 17, 2002. Any default on these notes was waived, and the Company agreed to make the following payments on these notes: (i) $20,000, which was paid toward the $181,583 note on February 20, 2004; (ii) fifty percent (50%) of the remaining past-due amounts by March 20, 2004; and (iii) all remaining past-due amounts to bring the notes current by April 20, 2004. In the event the Company did not pay the amounts in a timely manner, then all amounts still owing under these notes was considered in default and the following applied: (i) all such remaining amounts were added to the secured loan amounts and were subject to the security interest and pledge agreements under the $84,000 promissory note issued by the Company’s subsidiary, EnFacet, to Mr. Farias on June 1, 2001; (ii) the $14,640 monthly payments to be made under the $84,000 note were applied to the $280,000 and $181,583 notes until these notes were to be paid in full; and (iii) with respect to cash proceeds Now Solutions might have received due to a capital infusion or upfront licensing fees from a reseller that is outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining after the $500,000 note payable issued by Now Solutions to Mr. Farias on February 13, 2004 had been paid in full toward the $280,000 and $181,583 notes if the Company was not current in its payments. The note was secured by 10,450,000 shares of the Company’s common stock that are owned by Mountain Reservoir to cover any shortfall. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In February 2006, this note and the applicable underlying security interests were cancelled. All outstanding debt, plus interest and any fees under the $181,583 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 10.
-	108,034

Note payable in the amount of $215,000 issued by Now Solutions to the Company was assigned to Victor Weber in January 2004 in connection with canceling notes issued to Weber and expenses paid by Weber on behalf of the Company that were included in trade accounts payable in the aggregate amount of $215,000. In October 2006, the parties amended the Note. The note provides for monthly payments made from gross revenues of new sales of emPath by Now Solutions and Taladin. The note is due September 27, 2007. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CW International.
215,000	215,000

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

	December 31,
	2006	2005
Note payable in the amount of $350,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, and due on February 28, 2003. EnFacet is in default subsequent to December 31, 2002. In February 2004, the parties amended the terms of the notes. Pursuant to the amendment, the parties waived any defaults on the notes and agreed that the notes were to be paid as follows: once the Company’s subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 Note issued by Now Solutions to Robert Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company was to make monthly principal payments of $76,860 applied on a pro-rata basis toward the $350,000 and $90,000 notes until all monies due under these notes were paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note.  In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $350,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 10.
	-	350,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company’s subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is in default.	25,000	25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see below), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February 2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under the note. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.
	11,000	11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500 and issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to the lender. In connection with this and another loan for $15,000 (see above), the Company also issued five-year warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $0.0075 per share to a third-party consultant. In February 2004, the parties amended the terms of the loan. The lender waived any default on the note and in exchange the Company issued 500,000 unregistered shares of the Company common stock to each lender (at a total fair market value of $7,000), and to pay $8,750 by March 31, 2004 and $8,750 plus all accrued interest by April 30, 2004 under the note. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.
11,000	11,000

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet has been in default since December 31, 2002.	10,000	10,000

Note payable in the amount of $84,000 issued by EnFacet to Robert Farias, dated June 1, 2001, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet was in default at December 31, 2002. In March 2003, both parties entered into an amendment. Pursuant to the amendment, the due date was extended to March 17, 2004 in exchange for increasing the interest rate from 8% to 12% at which interest was accrued from the date the note was issued. In addition, EnFacet was to make monthly payments of $1,000 commencing in April 2003. In February 2004, the Company and Robert Farias waived any defaults on the note and agreed that the note would be payable as follows: once the Company’s subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now Solutions to Farias on February 13, 2004, 16% of any remaining amounts from the final $91,500 installment payment on the $500,000 note would be applied to the $84,000 note. Thereafter, the Company or, at the Company’s option, Now Solutions, was to make monthly principal payments of $14,640 beginning on the first day of the following month until all monies due under the $84,000 note had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt plus interest and any fees under the $84,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 10.
	-	84,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. $3,000 in payments was made on this note in 2003. This note is in default.	7,365	7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.	23,030	23,030

Note payable in the amount of $90,000 dated June 26, 2003 to a third-party bearing an interest of 10% annum, with principal and interest due on March 28, 2004. In February 2004, the parties amended the terms of the note. Pursuant to the amendment, the parties waived any defaults on the note and agreed that the note would be payable as follows: Once the Company’s subsidiary, Now Solutions, had paid off the entire balance due under the $500,000 note issued by Now Solutions to Mr. Farias on February 13, 2004, 84% of any remaining amounts from the final $91,500 installment payment on the $500,000 note issued by Now Solutions to Robert Farias on February 13, 2004, would be applied to the $350,000 and $90,000 notes on a pro-rata basis. Thereafter, the Company would continue to make monthly principal payments of $76,860 applied on a pro-rata basis to the $350,000 and $90,000 notes until all monies due under these notes had been paid. In connection with the amendment, Now Solutions entered into a security agreement with the lender to guarantee the note. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $90,000 note payable were included under a $955,103 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 10.
-	90,000

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $60,000 issued by GIS to a third-party dated November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company’s common stock (with a fair market value of $5,000). The Note is secured by 4,000,000 shares of common stock of the Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.
60,006	60,006

Note payable in the amount of $40,000 issued by GIS to a third-party dated November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note. In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company’s common stock (with a fair market value of $4,000). The Note is secured by 3,000,000 shares of common stock of the Company that are owned by Mountain Reservoir. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. $5,000 of this note was not funded until January 2004. This note is in default.
40,000	40,000

Note payable in the amount of $500,000 issued by Now Solutions, the Company’s wholly-owned subsidiary to Robert Farias. This note was secured by Now Solutions’ assets. In addition, Farias is entitled to a 5% royalty on any sales by Now Solutions of over $8,000,000 up to $500,000. The note beared interest at 10% per annum and Now Solutions was required to make monthly interest payments for all interest accrued in the previous month on the first day of each month beginning April 1, 2004 and beginning on October 1, 2004 and continuing on the first day of every month thereafter, monthly principal payments of $91,500 plus interest until the note had been paid in full. In the event Now Solutions received cash proceeds due to a capital infusion or upfront licensing fees from a reseller that was outside its normal scope of business (i.e., not part of software sales in the regular course of business), Now Solutions was required to pay 50% of such proceeds remaining toward payment of the $500,000 note. In connection with the loan, the Company issued (i) five-year warrants to purchase 5,000,000 unregistered shares of common stock at $0.01 per share at a fair market value at the date of issuance of $74,538 (valued using the Black-Scholes Option Valuation Model); (ii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.02 per share at a fair market value at the date of issuance of $74,344 (valued using the Black-Scholes Option Valuation Model); (iii) five-year warrants to purchase 5,000,000 unregistered shares of common stock of the Company at $0.03 per share at a fair market value at the date of issuance of $74,200 (valued using the Black-Scholes Option Valuation Model); (iv) 5,000,000 unregistered shares of common stock of the Company (at a fair market value of $75,000); and (v) an additional 5,000,000 unregistered shares of common stock of the Company in the event that $250,000 was not paid toward the loan on or before March 15, 2004, which were issued (at a fair market value of $125,000). All of the foregoing warrants and stock are subject to “piggy-back” registration rights. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. In addition, the Company also pledged a 30% ownership interest in Now Solutions to ensure the making of the $500,000 loan to Now Solutions. In February 2006, this note and the applicable underlying security interest were cancelled. All outstanding debt, plus interest and any fees under the $500,000 note payable were included under the $359,560 note payable issued to Tara Financial. For additional details, please see the $955,103 note payable in Note 10.
-	317,000

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10% with principal and interest due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

Note payable in the amount of $10,000 to Mr. James Salz. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

Note payable in the amount of $600,000 issued to Arglen Acquisitions, LLC (“Arglen”) by the Company pursuant to the Company’s acquisition of Arglen’s 35% interest in Now Solutions.  The Company’s purchase of Arglen’s interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, Company entered into an agreement with Arglen allowing payout terms to the Company (the “Payout Agreement”) and pursuant to which the Company agreed to enter into an Agreed Judgment for the Foreign Judgment in Tarrant County, Texas (the “Agreed Judgment”). The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the “2003 Settlement”). Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed. For additional details, see Note 15, “Litigation”.
	438,489	713,489

Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of PMM in October 2005. The note was issued in connection with a lawsuit filed by PMM to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a Director of the Company and a partner of PMM. The note is delinquent.
	58,318	75,000

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $992,723 issued by Now Solutions, the Company’s wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of Now Solutions and bears interest at the rate of 12% compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is payable as follows: (a) $12,500 by December 15, 2005; (b) $30,000 by December 30, 2005; (c) $25,000 by January 10, 2006; (d) $12,500 by January 20, 2006; (e) $25,000 by February 1, 2006; and (f) equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. The note is in default.
992,723	992, 723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $450,000 note payable is payable as follows: (a) principal and interest payments of $7,000, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $12,700, beginning on March 1, 2008 and continuing until February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 15. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion. As incentives to make the loan and to refinance approximately $1.75 million of existing debt, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000), agreed to issue 4% of the common stock of GIS, and pay to Tara Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent No. 6,826,744 for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6% royalty from gross revenues in excess of $6.5 million, up to a cap of $2,640,606. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 16.
435,023	-

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $150,000 issued by Taladin to SGP, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $150,000 note payable is payable as follows: (a) principal and interest payments of $2,334, on the first day of the month, beginning April 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 15. As incentives to make the $150,000 loan, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) and Now Solutions agreed to pay SGP a 1.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $150,000.
145,868	-

Note payable in the amount of $438,795 issued by the Company to Tara Financial, on February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $280,000 note payable, dated October 31, 2001, issued by the Company to Robert Farias. The $438,795 note payable reflects all outstanding debt, plus accrued interest and any fees under the $280,000 note payable. The $280,000 note was cancelled and any underlying security interests have been released. The $438,795 note payable is payable as follows: (a) principal and interest payments of $5,763, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1, 2018. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 16
427,134	-

Note payable in the amount of $359,560, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $500,000 note payable, dated February 13, 2004, issued by Now Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The $500,000 note was secured by the assets of Now Solutions, as well as a pledge of a portion of the Company’s ownership of Now Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is payable as follows: (a) principal and interest payments of $4,723, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 16.
350,006	-

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $955,103, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under the following four notes: (a) an $84,000 note payable, issued by EnFacet, the Company’s 100% owned subsidiary to Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a $181,583 note payable issued by the Company to Robert Farias, dated October 17, 2002, which had an outstanding balance at the time of the consolidation of $181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is payable as follows: (a) principal and interest payments of $12,5441, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $12,544, beginning on January 1, 2007, and continuing until February 1, 2018 (the maturity date). The new $955,103 note payable is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 16.
	929,721	-

Note payable in the amount of $51,000 issued by the company to a third party lender, bearing interest at 10% per annum. The note was issued in connection with a $50,000 loan and includes $1,000 in legal fees. In connection with the loan, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000). The note is in default.	51,000	-

Note payable in the amount of $200,000 issued by Taladin to Mr. Weber, dated October 24, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with advances of $200,000 to TrueBaseline, Inc. toward securing additional rights to StatePointPlus® and IA (formerly ImmuneApp). Pursuant to the note, the Company shall a percentage of gross revenues derived from all sales of StatePointPlus® (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In connection with the note, Mountain Reservoir pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. Mountain Reservoir is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For details on the amendment to the note, please see “Subsequent Events” in Note 16.
	200,000	-

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

December 31,
2006	2005
Note payable in the amount of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at the rate of 12% per annum. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $100,000 note payable is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 15. Mr. Weber is the President and a Director of GIS and a member of CWI.
	100,000	-

Note Payable in the amount of $113,734 issued by Now Solutions to Stephen Rossetti in December 2006, bearing interest at 10% per annum. The note was issued in connection with the cancellation of a $66,000 note payable issued to Mr. Rossetti in July 2006 and approximately $56,000 in fees owed to Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc. The note is amortized over 24 months with monthly payments beginning in January 2007.
	113,734	-

Total notes payable	5,727,931	5,331,305
Current maturities	(2,544,682)	(4,140,571)

Long-Term portion of notes payable	$3,183,249	$1,190,734

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 10. Notes Payable and Convertible Debts (Continued)

Future minimum payments for the next five years are as follows:

Year	Amount
2007	$2,544,682
2008	883,029
2009	623,027
2010	298,754
2011+	1,378,439
Total notes payable	$5,727,931

Convertible Debentures

	December 31,
	2006	2005
Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company’s common stock at either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price five days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on March 28, 2004. This debenture was originally issued in the principal amount of $100,000 debenture issued.	10,000	10,000

Convertible debentures dated April 14, 2003, bearing no interest, convertible into shares of common stock at 100% of the lowest closing bid price three days prior to conversion. The debenture could be redeemed for 100% of the any portion of the principal that has not been converted by the holder as of the date of the notice of redemption. Principal was due at maturity in April 2006. As of December 31, 2006, the entire $190,000 of principal and $40,800 in liquidated damages were converted into 24,298,094 and 4,387,095 unregistered shares of the common stock of the Company, respectively.	-	190,000

In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after the Company receives notice of conversion.	30,000	30,000

Total convertible debentures	40,000	230,000
Current maturities	40,000	230,000
Long-term portion of convertible debentures	$-	$-

Note 11. Income Taxes

From inception to March 15, 2004, Now Solutions was treated as a limited liability company and a partnership for federal or state income tax purposes. The tax attributes for federal and state income tax purposes were passed through to the members of Now Solutions. As of March 15, 2004, Now Solutions made an election to be treated as a corporation for tax purposes. However, Now Solutions continues to be subject to a minimum franchise tax and fees for state tax purposes, which are not material.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 11. Income Taxes (Continued)

Accordingly, for the year ended December 31, 2004, Now Solutions accounts for income taxes in accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as it now files as a corporation for Federal tax purposes. SFAS No. 109 requires a company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS No. 109, the effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date.

Effective with it's election to be taxed as a corporation on March 15, 2004, Now Solutions, LLC was included in the Federal consolidated tax filing of it's parent Vertical Computer Systems, Inc. for the year ending December 31, 2004 to current.

The following table presents the income (loss) before income taxes for the years ended December 31, 2006 and 2005.

	Years ended December 31,
	2006	2005
Loss before income taxes in Vertical	$(1,333,840)	$(1,215,293)
Loss before income taxes in Now Solutions	(394,869)	(291,471)

	$(1,728,709)	$(1,506,764)

The following table presents the income tax provision for the years ended December 31, 2006 and 2005.

Years ended December 31,
	2006	2005
Current

Federal:
Vertical	$-	$-
Now Solutions	-	-
State:
Vertical	-	-
Now Solutions	-	-

	-	-
Deferred expense (benefit)
Vertical	-	-
Now Solutions	-	-

	-	-

Total income tax provision	$-	$-

The following table presents the rate reconciliation between the statutory rate and the effective rate.

	December 31,
	2006	2005
Expected statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	42.8	41.2
State	(8.8)	(7.6)
Other	0.0	0.4

	(0)%	(0)%

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 11. Income Taxes (Continued)

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31,
	2006	2005
Net operating loss carryforward	$8,160,000	$7,553,000
Accrued vacation and allowance for doubtful accounts	66,000	56,000
Deferred revenue	760,000	502,000
Deferred salary	815,000	690,000
Other	375,000	375,000

	10,176,000	9,176,000

Valuation allowance	(10,176,000)	(9,176,000)

	$-	$-

At December 31, 2006, the Company (Vertical only up through December 31, 2003) had available net operating loss carryforwards of approximately $20.5 million for federal tax purposes and $14.4 million for state tax purposes, which expire in varying amounts through 2026 and 2011, respectively. At December 31, 2005, the Company (Vertical only up through December 31, 2003) had available net operating loss carryforwards of approximately $19 million for federal tax purposes and $12.9 million for state tax purposes, which expire in varying amounts through 2025 and 2010, respectively.

The Company’s operations generate permanent and temporary differences arising from non deductible expense, depreciation, amortization, accrued liabilities and reserves for certain assets. The Company has deferred tax assets of approximately $10.2 million and $9.2 million at December 31, 2006 and 2005, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2006 and 2005. As such, management has recorded a valuation allowance for deferred tax assets at December 31, 2006 and 2005.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 12. Stockholders’ Equity

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

In October 2005, the Company issued 4,500,000 unregistered shares of common stock of the Company (at a fair market values of $18,000) to employees of Now Solutions pursuant to restricted stock agreements executed between the Company and Now Solutions’ employees that provide for the stock to vest over three years in equal installments at the anniversary date of the agreement. The fair market value of all stock issued pursuant to these agreements was $18,000. In December 2005, 150,000 unregistered shares of restricted stock issued to an employee were cancelled.

In November 2005, the Company issued 100,000 shares of the Company’s common stock to a third party lender pursuant to an agreement to waive the current default and extend the payment terms under a $50,000 promissory note. The fair market value of the stock on the date of issuance was $500.

During 2005, $200,000 of principal and $24,681 of interest under a $200,000 debenture issued by the Company to Cornell Capital Partners, LP (“Cornell”), in April 2003 were converted into 69,322,775 shares of the Company’s common stock.

Preferred Stock

During 2005, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2005, the Company accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.

During 2005, one employee resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of “phantom stock”.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 12. Stockholders’ Equity (Continued)

2006

In February 2006, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000) as partial incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 10.

In February 2006, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) as partial incentive for SGP to make the $150,000 loan, the Company issued to SGP 3,000,000 shares of common stock of the Company. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 10.

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

In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500, which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

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

In December 2006, the Company agreed to issue 3,000,000 unregistered shares of common stock of the Company to Mr. Rosseti in connection with refinancing an outstanding $66,000 note payable issued to Mr. Rossetti and additional debt of approximately $56,000 in fees owed to Markquest, Inc. The fair market value of the shares to be issued is $48,000. For details on the $113,734 note payable issued in connection with the refinancing, please see “Notes Payable” under Note 10. in the Notes to the Consolidated Financial Statements. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

During 2006, the entire $190,000 of principal under a debenture bearing no interest was converted into 24,298,094 unregistered shares of the Company’s common stock in connection with a commitment fee pursuant to an Equity Line of Credit agreement entered into in April 2003 between the Company and Cornell Capital Partners (“Cornell”).

During 2006, $40,800 in liquidated damages claimed by Cornell in connection with a $200,000 debenture issued by the Company to Cornell in April 2003 was converted into 4,387,095 shares of common stock in 2006.

During the year ended December 31, 2006, the Company agreed to issue 12,525,000, unregistered shares of common stock of the company to employees and consultants of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. Of these shares, all shares were issued during 2006 except for 200,000 shares which have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 12. Stockholders’ Equity (Continued)

During 2006, 3,866,666 unregistered shares of common stock of the Company were cancelled. Of these shares, 2,366,666 were cancelled pursuant to restricted stock agreements between the Company and employees of Now Solutions and 1,500,000 were cancelled by an employee of the Company.

During 2006, 5,449,998 unregistered shares of common stock of the Company issued to employees and consultants of the Company and Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

Preferred Stock

During 2006, the Company paid no cash dividends to the stockholders of Series A and Series C preferred stock. During 2006, the Company accrued $600,000 of dividends payable to the stockholders of Series A and Series C preferred stock.

During 2006, one employee resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of “phantom stock”.

During 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock of the Company.

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

2005

In January 2005, warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.0165 per share at a fair market value at the date of issuance of $49,385 (valued using the Black-Scholes Option Valuation Model) that were issued to Grant Consultants of America (“GCA”) were automatically cancelled pursuant to the terms of the agreement. These warrants were issued in connection with an October 2004 consulting agreement between the Company’s subsidiary, GIS and GCA.

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

In May 2005, the Company issued five-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.015 per share at a fair market value at the date of issuance of $22,500 (valued using the Black-Scholes Option Valuation Model) to L&R Consultants (“L&R”) in connection with a consulting agreement between the Company and L&R to provide services in securing a loan for Now Solutions. In the event that L&R does not secure a loan for Now Solutions for $3,200,000 within 90 days of the date of the agreement, the warrant would automatically be cancelled. On August 14, 2005, these warrants were cancelled pursuant to the terms of the agreement.

There were no non-statutory stock options granted in 2005.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 13. Stock Options and Warrants (Continued)

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

2006

There were no non-statutory stock options granted in 2006.

There were no incentive stock options granted in 2006.

There were no warrants granted in 2006.

During 2006, incentive stock options to purchase 1,500,000 shares of common stock of the Company at a price of $0.010 per share were cancelled in connection with the issuance of unregistered shares of common stock to an employee of Now Solutions pursuant to a restricted stock agreement.

During 2006, warrants to purchase 21,966,667 shares of common stock of the Company at a price of $0.0165 to $0.10 per share expired or were cancelled, which includes warrants to purchase 3,000,000 shares of common stock of the Company that were issued to Wamco in 2004 and cancelled in connection with Taladin’s acquisition of the existing indebtedness of Now Solutions from Wamco.

Option and warrant activities in 2005 and 2006 were summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/04	4,000,000	-	84,932,758	0.092
Options/Warrants granted with an exercise price of $0.01 to $0.03	-	-	4,500,000	0.016
Options/Warrants exercised	-	-	1,000,000	0.005
Options/Warrants expired/cancelled	-	-	(36,321,647)	0.068

Outstanding at 12/31/05	4,000,000	-	52,111,111	0.039
Options/Warrants granted with an exercise price of $0.01 to $0.03	-	-	-	-
Options/Warrants exercised	-	-	1,750,000	0.009
Options/Warrants expired/cancelled	1,500,000	-	21,966,667	0.045

Outstanding at 12/31/06	2,500,000	-	28,394,444	0.034

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 13. Stock Options and Warrants (Continued)

Information relating to stock options/warrants at December 31, 2006, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Incentive Stock Options
$0.01 - $0.09	2,500,000	35.50	$0.014	2,500,000	$0.014

	2,500,000	35.50	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	28,394,444	18.82	$0.035	28,394,444	$0.035
$0.100 - $0.350	-	-	-	-	-

	28,394,444	18.82	$0.035	28,394,444	$0.035

Grand total	30,894,444	20.17	$0.0337	30,894,444	$0.034

The range of assumptions used in the Black Scholes Option Pricing Model in 2006 and 2005 were as follows:

	December 31,
	2006	2005
Discount rate – bond yield rate	5.59%	3.83%
Volatility	139.40%	606.39%
Expected life	5 years	5 years
Expected dividend yield	-	-

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 14. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Cash paid for interest	$310,033	$228,234

Non-cash activities for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Series A cumulative stock dividends	$400,000	$400,000

Series C cumulative stock dividends	200,000	200,000

Conversion of debentures to 69,322,775 shares of common stock	-	224,681

Conversion of debentures to 24,298,094 shares of common stock	189,999	-

Conversion of warrants to 1,000,000 shares of common stock	-	5,000

Conversion of accounts payable and accrued liabilities to notes payable	602,231	1,148,161

Issuance of 1,500,000 shares of the Company’s common stock for professional services	-	4,950

Issuance of common stock for failure to make loan payment	-	19,400

4,387,095 shares of common stock issued for damages claimed with an equity line of credit	40,800	-

Issuance of 13,000,000 shares of common stock for incentive to refinance debt and obtain new debt	159,000	-

Restricted stock for employee and consultant compensation expense	79,759	2,421

Issuance of 1,750,000 shares of common stock for debt forgiveness	16,250	-
	$1,688,039	$2,004,613

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 15. Commitments and Contingencies

Commitments

The Company leases various office spaces which leases run from February 2004 through September 2009. The Company had future minimum rental payments are as follows:

Years ending December 31,	Amount
2007	61,742
2008	53,556
2009	40,167
Total	$155,465

Rental expense for the years ended December 31, 2006 and 2005 was $151,145 and $147,983, respectively.

Commitments Related to Now Solutions

Effective on October 1, 2005, Now Solution began paying the Company a monthly management fee of $20,000, plus all direct costs associated with the Now Solutions’ management and operations incurred by the Company.

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every six months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2006 and 2005, respectively.

Employment Contracts

In December 2001, the Company executed a 3-year employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.10 share. The warrants vest over a 36-month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, 16,022,223 have expired as of April 5, 2006. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company’s taxable income (without deduction for depreciation). Mr. Wade’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term and all of his warrants would automatically vest. Mr. Wade did not have a written employment agreement with the Company during the years 1999 and 2000. Mr. Wade deferred $150,000 and $154,097 of his salary in 2006 and 2005, respectively.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 15. Commitments and Contingencies (Continued)

In March 2004, the Company and Sheri Pantermuehl agreed to the terms of a 2-year employment agreement, whereby Ms. Pantermuehl agreed to provide services as the Chief Financial Officer for the Company and its subsidiary Now Solutions, Inc. Pursuant to the employment agreement, the Company shall pay Ms. Pantermuehl a base salary of $125,000 per annum. In connection with the agreement, the Company issued 5-year incentive stock options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.014 per share to Ms. Pantermuehl. The fair market value of these warrants at the date of issuance was $74,616 (valued using the Black-Scholes Option Valuation Model). In addition, Now Solutions issued 1.5% of so-called “phantom stock” of Now Solutions to Ms. Pantermuehl. In September 2005, Ms. Pantermuehl resigned. Consequently, Now Solutions cancelled 1.5% ownership interest of “phantom” stock. Ms. Pantermuehl has continued to provide accounting services to the Company and Now Solutions, on a part-time basis, in exchange for remuneration.

Payroll Taxes

The Company has filed all tax returns but has not made all related tax payments since 2003. The Company has accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. Management believes that the $125,000 is sufficient to cover the penalties and interest that may be assessed. Now Solutions has filed all payroll tax returns and made all payroll tax payments.  For additional details, please see “Litigation” in Note 15.

Litigation

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, James Patrick Tinley (“Tinley”), and Garry Gyselen (“Gyselen”).  The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions.  In conjunction with the Company’s claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions’ claim of offset.  Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.  The Company’s original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004.   The Company appealed the decision with regard to its claim for breach of contract for Ross’ failure to give the proper maintenance fee adjustment and related claims for offset and attorney’s fees.  On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision.  On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 15. Commitments and Contingencies (Continued)

In March 2003, Ross commenced an action in New York Supreme Court, Westchester County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.  In August 2003, the New York Supreme Court denied the motion and dismissed Ross’s action without prejudice.  In October 2003, the motion of Ross for re-argument was denied.  Ross appealed the August 2003 court order, but subsequently abandoned its appeal.

In December 2003, the Company settled its arbitration and litigation with Arglen, a minority partner of Now Solutions, pursuant to the 2003 Settlement which pertains to issues related to Now Solutions.  The 2003 Settlement resolved various allegations by the Company and Arglen concerning violations of Now Solutions’ Operating Agreement.  The arbitration has been dismissed and any actions with respect to Arglen and Gary Gyselen and the Company and its related parties, including Now Solutions, were also dismissed, except that the California Superior Court, Los Angeles County retained jurisdiction regarding the terms of the settlement between the parties.  In February 2004, the Company completed the settlement with Arglen. Pursuant to the terms of the settlement, the Company purchased Arglen’s interest in Now Solutions for $1.4 million as follows: (a) $800,000, which was paid at the closing and (b) $600,000, pursuant to a non-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In addition, at closing, the Company cancelled 80,763,943 warrants held by Arglen and issued to Arglen 20,000,000 unregistered shares of the common stock of the Company (at a fair market value of $280,000), which is subject to a lock-up agreement. The Company’s purchase of Arglen’s interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. In December 2004, the Company recorded the expense of issuing 5,000,000 unregistered shares to Arglen at a fair market value of $82,273, which was based on an average share price during 11 days of August 2004. These shares were issued pursuant to the settlement agreement with Arglen whereby the Company was obligated to issue 5,000,000 unregistered shares of common stock of the Company to Arglen, due to its failure to file a registration statement on Form SB-2 within 180 days from the closing date of the settlement in February 2004. In March 2005, the Company issued these 5,000,000 shares to Arglen. The note is in default. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  Now Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions’ remaining counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, Now Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed Now Solutions’ sixth and seventh counterclaims in the Now Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $641,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482. Accordingly, judgment was awarded to NOW Solutions in the net amount of $1,302,483 ($1,943,482-$641,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. The court left open the issue of all other attorney fees, for decision at a later date.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 15. Commitments and Contingencies (Continued)

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement dated December 2003.  The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed.

In January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed.  The note is currently in default. Bill Mills is a Director of the Company and a partner of PMM

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 15. Commitments and Contingencies (Continued)

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. As of August 27, 2006 the total tax, penalties and interest due was $313,839. In that matter, the Company appealed from a Notice of Intent to Levy served to collect this tax and on February 8, 2007, following a Due Process Hearing, the IRS determined that its decision to seek collection of the tax by levy was proper. On March 9, 2007, the Company filed an appeal of the IRS’s determination to the United States Tax Court. The Company hopes that the Court will hold that the IRS’s refusal to consider an Installment Agreement to pay the liability over several years was erroneous. There is no guarantee, however, that the Court will not sustain the IRS determination and will allow it to collect the tax, penalties and interest by levy.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company.

Matters Involving the United States Securities and Exchange Commission

In December 2004, the Company was notified by the United States Securities and Exchange Commission (the “SEC” or the “Commission”) that the SEC had suspended trading of VCSY common stock for the period of December 1, 2004 through December 14, 2004 pursuant to an Order filed by the SEC because the Company had been delinquent in its periodic filing obligations under Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), since the period ending September 30, 2003.

Also in December 2004, the Company was notified by the SEC of an administrative proceeding In the Matter of Asset Equity Group, Inc. et al., Admin. Proc. File No. 3-11761 (the “Administrative Proceeding”), pursuant to the filing of an “Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act of 1934” that alleged that the Company was delinquent with respect to the filing of the Form 10-KSB for the year ended 2003 and the Form 10-QSB for the first three quarters of 2004. The Company filed its Form 10-KSB for the year ended 2003 on January 19, 2005. The Company filed its Form 10-QSB for the three months ended March 31, 2004 and its Form 10-QSB for the three months ended June 30, 2004 on March 7, 2005. The Company filed its Form 10-QSB for the three months ended September 30, 2004 on March 8, 2005. Thus, since commencement of the Administrative Proceeding, the Company has filed each of the delinquent reports.

On April 1, 2005, the SEC entered two orders in connection with accepting the terms of an Offer of Settlement of Vertical Computer Systems, Inc. to settle the Administrative Proceeding. As part of the terms of settlement, the SEC entered in the Administrative Proceeding its Order Accepting Settlement Offer of Vertical Computer Systems, Inc., Implementing Settlement and Staying Proceedings to Implement Settlement (the “Settlement Order”). The Settlement Order provided that the Company must file its Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 Form 10-KSB”) no later than March 31, 2005. The Company filed its 2004 Form 10-KSB on March 31, 2005.

Pursuant to the Company’s Offer of Settlement, the SEC also entered on April 1, 2005, an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 21C of the Exchange Act (“Cease-and-Desist Order” in the case captioned In the Matter of Vertical Computer Systems, Inc., Admin. Proc. File No. 3-11879). The Cease-and-Desist Order ordered that the Company cease and desist from committing or causing any violations or future violations of Section 13(a) of the Exchange Act and SEC Rules 13a-1 and 13a-13 thereunder. The Company consented to the entry of the Cease-and-Desist Order without admitting or denying the findings in that Order.

On April 15, 2005, the SEC dismissed without prejudice the previously disclosed Administrative Proceeding as to the Company. The SEC’s dismissal was entered by its Order Dismissing Proceedings Without Prejudice as to the Company. The SEC Order provided that it was entered pursuant to the previously entered Order Accepting Settlement and Staying Proceedings to Implement Settlement, dated April 1, 2005, and for good cause shown. Consequently, the Administrative Proceeding has concluded with respect to the Company and is no longer pending as to the Company.

Note 16. Subsequent Events

In March 2007, the Company and CWI amended a sublicense agreement to license software, including, IA and StatePointPlus®. In connection with the amendment, the Company acquired the exclusive rights to offer StatePointPlus® to all users in Brazil and in the healthcare and government industry in the United States and Canada. In order to obtain the exclusive rights for StatePointPlus®, Mr. Weber made payments of $500,000 to TrueBaseline on behalf of the Company and CWI. In order to maintain the exclusive rights, CWI and the Company must make certain additional payments by July 31, 2008. Thereafter, the Company must make certain average monthly minimum payments to TrueBaseline, which increase on a yearly basis, in order to retain the partial exclusivity rights during the term of the sublicense agreement. In addition, the Company acquired rights from CWI to distribute a security access management (“SAM”) software program on a partially exclusive basis. The Company may distribute the IA, StatePointPlus®, and SAM to any other users on a non-exclusive basis. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 16. Subsequent Events (Continued)

Also in March 2007, the Company and Mr. Weber entered into an agreement concerning loans and advances made by Mr. Weber on behalf of the Company and Now Solutions. In connection with the agreement, the Company issued a $300,000 promissory note, bearing interest at 10% per annum and due 1 year from the date of this Agreement and amended a $200,000 promissory note issued to Mr. Weber by the Company in October 2006. Pursuant to the agreement, both the $200,000 note and the $300,000 note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. The payment date for the $200,000 note was also extended by 60 days. To secure the principal payments and interest payments on the $300,000 Note and interest payments on the $200,000 Note, MRC pledged 10,000,000 shares of common stock of the Company. In addition, the Company extended the payment and maturity dates of the $215,000 note issued by Now Solutions to the Company and assigned to Mr. Weber in January 2004 for an additional 60 days. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CWI.

Also in March 2007, the Company formed Vertical Healthcare Solutions, a Texas company.

Also in March 2007, the Company hired David Braun. Mr. Braun will serve as the Chief Financial Officer for the Company and Now Solutions.

For the three months ended March 31, 2007, warrants to purchase 1,816,667 shares of common stock of the Company expired.

During the three months ended March 31, 2007, the Company agreed to issue 2,300,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

For the three months ended March 31, 2007, 2,834,291 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and Now Solutions executed in 2005 and 2006.

For the three months ended March 31, 2007, 100,000 unregistered shares of the common stock of the Company were cancelled. These shares were issued pursuant to a restricted stock agreement with an employee of Now Solutions executed in 2005.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, Now Solutions, and Taladin in February 2006. Mr. Valdetaro is the Chief Technology Officer and Principal Accounting Officer of the Company. Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares and cover any costs associated with such transfer of the 2,000,000 shares within one year.

In April 2007, Clark Consulting Services, Inc. (“CCS”) loaned the Company $40,000. In connection with the loan, the Company issued a promissory note in the amount of $40,000 bearing interest at 12% per annum with a maturity date of July 16, 2007. In addition, the Company agreed to issue 1,000,000 shares of common stock of the Company. These shares were transferred by Mr. Valdetaro, the Chief Technology Officer and Principal Accounting Officer of the Company, to CCS on behalf of the Company. Joseph Clark is a Director of Now Solutions and President of CCS. Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares and cover any costs associated with such transfer of the 1,000,000 shares within one year.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Note 16. Subsequent Events (Continued)

As of the Date of this Report for the year ended December 31, 2006, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

999,535,193	Common Stock Issued
26,577,777	Common Shares that may be purchased from outstanding Warrants (or have been purchased but not issued)
1,250,000	Common Shares that have been purchased from outstanding Warrants but not issued
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
9,500,000	Common Shares that the Company has agreed to issue pursuant to agreements
1,083,734,944	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 84,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above). The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.