Form 10QSB
period 2007-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2007-05-21
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended March 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from _____ to _____

Commission file number 000-28685

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
Yes  ☐ No ☒

As of May 18, 2007, the issuer had 997,735,193 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FORM 10-QSB

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets
Cash	$95,185	$83,482
Securities available for sale	-	2,760
Accounts receivable, net of allowance for bad debts of $167,980 and $167,980	499,001	863,907
Other receivable	110,085	110,085
Employee receivables	117,209	86,010
Prepaid expenses and other assets	43,982	41,750

Total Current Assets	865,462	1,187,995

Property and equipment, net of accumulated depreciation	119,998	83,611
Other intangibles, net	-	-
Deposits and other	9,993	9,958

Total Assets	$995,453	$1,281,564

Liabilities and Stockholder's Equity/ (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$6,629,883	$6,251,710
Deferred revenue	2,697,406	2,659,522
Accrued income taxes	-	-
Current portion - convertible debenture	40,000	40,000
Current portion-notes payable	2,540,889	2,544,682

Total current liabilities	11,908,178	11,495,914

Non-current portion-notes payable	3,378,625	3,183,249
Accrued dividends	3,660,712	3,513,712

Total liabilities	$18,947,515	$18,192,875

See accompanying notes to the condensed consolidated financial statements

  (Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

(Continued from previous page)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Stockholders' Equity (Deficit)

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
999,761,148 and 996,926,857 issued and outstanding	9,998	9,970

Additional paid-in-capital	28,219,485	28,208,434
Accumulated deficit	(46,849,149)	(45,802,957)
Accumulated other comprehensive income	116,305	121,943

Total Stockholders' deficit	(17,952,062)	(16,911,311)

Total liabilities and stockholders' deficit	$995,453	$1,281,564

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2007	2006
Revenues

Licensing and maintenance	$1,209,167	$1,251,052
Consulting Services	99,184	261,631
Other	22,412	40,946

Total Revenues	1,330,763	1,553,629

Selling , general and administrative expenses	2,049,134	2,163,478

Operating loss	(718,371)	(609,849)

Interest income	990	819
Interest expense	(181,813)	(148,101)

Net loss	(899,194)	(757,131)

Dividend applicable to preferred stock	(147,000)	(150,000)

Net loss applicable to common stockholders'	$(1,046,194)	$(907,131)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average	999,333,390	962,631,812
of common shares outstanding

Comprehensive loss and its components
consist of the following:

Net loss	$(899,194)	$(757,131)
Unrealized gain (loss) on securities available for sale	(3,603)	-
Translation adjustments	5,585	3,024

Comprehensive loss	$(897,212)	$(754,108)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2007	2006

Cash flows from operating activities

Net loss	$(899,194)	$(757,131)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,182	166,237
Non employee stock compensation	-	112,800
Employee stock compensation expense	11,079	15,084
Allowance for bad debts	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	364,906	373,820
Receivable from officers and employees	(31,199)	(1,061)
Prepaid expenses and other	(2,266)	33,644
Accounts payable and accrued liabilities	378,173	319,192
Deferred Revenue	37,884	124,403

Net cash provided by (used in) operating activities:	(125,435)	394,488

Cash flow from investing activities:
Write-off of investment	2,760
Purchase of equipment	(51,568)	(5,330)

Net cash used in investing activities	(48,808)	(5,330)

See accompanying notes to condensed consolidated financial statements

  (Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Continued from previous page)

	Three months ended March 31,
	2007	2006
Cash flow from financing activities:
Payment of notes payable	(108,416)	(927,538)
Proceeds from issuance of notes payable	300,000	600,000

Net cash provided by (used in) financing activities	191,584	(327,538)

Effect of changes in exchange rates on cash	(5,638)	(1,781)

Net change in cash and cash equivalents	11,703	59,839
Cash and cash equivalents, beginning of period	83,482	285,366
Cash and cash equivalents, end of period	$95,185	$345,205

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$93,405	$42,376

Non-cash investing and financing activities:
Conversion of convertible debentures	$-	190,000
Conversion of accounts payable and accrued liabilities to note payable	$-	$554,497

See accompanying notes to condensed consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-KSB for the year ended December 31, 2006.

Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 for share based payments to employees. In accordance with transition provisions under SFAS No. 148, the Company has adopted the prospective method for transitional recognition.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under the Company’s equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or the Company’s results of operations.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at March 31, 2007 was $18 million. Additionally, at March 31, 2007, the Company had negative working capital of approximately $11 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company is finalizing a judgment relating to the recent lawsuit won by the Company against Ross Systems Inc. (“Ross”). However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company or collect from Ross and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property. The exact results of these opportunities are unknown at this time.

Note 2 - Common and Preferred Stock Transactions

In March 2007, Mountain Reservoir Corporation (“MRC”) and Victor Weber entered into a pledge agreement, whereby the MRC pledged 10,000,000 shares of common stock of the Company to secure the principal payments and interest payments on the $300,000 Note and interest payments on the $200,000 Note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CW International, LLC (“CWI”).

During the three months ended March 31, 2007, warrants to purchase 1,816,667 shares of common stock of the Company at an exercise price of $0.025 to $0.10 per share expired.

During the three months ended March 31, 2007, the Company agreed to issue 2,750,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. These shares were issued in April 2007.

During the three months ended March 31, 2007, 3,167,624 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and Now Solutions executed in 2005 and 2006.

During the three months ended March 31, 2007, 100,000 unregistered shares of the common stock of the Company were cancelled. These shares were issued pursuant to a restricted stock agreement with an employee of Now Solutions executed in 2005.

Note 3 - Notes Payable

	March 31, 2007	December 31, 2006
Note payable to Ross issued by Now Solutions in the amount of $1,000,000. The note was unsecured and non-interest bearing. The note was recorded at a discount (which was amortized over the life of the note), payments of $250,000 and $750,000 to be due in February 2002 and 2003, respectively. If a payment was not received within three days from the due date, the note would begin to bear interest at 10% per annum. In 2002, Now Solutions offset $250,000 payment through its receivable from Ross in terms of the agreement between Now Solutions and Ross. In April 2007, the Company prevailed in a lawsuit against Ross and the balance of this note was deducted from the Company’s award from its breach of contract claim. For more details on legal proceedings between the Company, Now Solutions and Ross, please refer to “Legal Proceedings” under Note 4.
	750,000	750,000

Note payable in the amount of $31,859 to a third-party lender, bearing interest at an amount to be negotiated, principal and interest due on demand.	31,859	31,859

Notes payable in the amount of $27,000 to a third-party, payable upon demand.	27,000	27,000

Note payable to a third-party lender in the amount of a $239,004 bearing interest at 13% per annum and unsecured, with a $65,000 payment made in December 2002. This note was issued in 2002 to replace the note of $211,137 issued in August 2001 to a third-party lender. In March 2003, the note was amended and the Company agreed to pay the interest and expenses responsible by the lender for a third-party loan secured on the lender’s behalf instead of paying to the lender and the Company agreed to begin making monthly payment of $7,500, beginning on June 1, 2003, until the balance under the note has been paid. The note is in default.
	161,504	161,504

Note payable in the amount of $50,000 to a third-party lender, bearing interest at 12% per annum. In May 2005, the Company and a third party lender amended the terms of the note. Any existing default on the note was waived, and the Company agreed to commence monthly payments to the lender of $2,500 in June 2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender’s reasonable attorney’s fees. In connection with the agreement the Company issued 600,000 shares of common stock of the Company (at a fair market value of $9,000) to the lender and warrants to purchase 1,200,000 shares of the Company common stock were cancelled by the lender. The Company is currently in default.
	35,568	35,568

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. The parties amended the terms of the note so that the company would begin making monthly installment payments of $5,000 in July 2003, with the payments first applied to the $25,000 note (issued below) and then to the $50,000 note. The note has been in default since April 1, 2003.	50,000	50,000

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company’s common stock that are owned by MRC due in December 2002. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The parties amended the terms of the note so that the Company would begin making monthly installment payments of $5,000 in July 2003, with the payments first applied to the $25,000 note and then to the $50,000 (the above) note issued. The note has been in default since April 1, 2003.
	12,583	12,583

Note payable in the amount of $215,000 issued by Now Solutions to the Company was assigned to Victor Weber in January 2004 in connection with canceling notes issued to Weber and expenses paid by Weber on behalf of the Company that were included in trade accounts payable in the aggregate amount of $215,000. In October 2006, the parties amended the note. The note provides for monthly payments made from gross revenues of new sales of emPath by Now Solutions and Taladin. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In March 2007, the payment dates for this note were extended by sixty (60) days. The note is due October 27, 2007. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CWI.
	215,000	215,000

March 31, 2007	December 31, 2006

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company’s subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is in default.	25,000	25,000

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
	11,000	11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet has been in default since December 31, 2002.	10,000	10,000

March 31, 2007	December 31, 2006

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. Payments of $3,000 were made on this note in 2003. This note is in default.	7,365	7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.	23,030	23,030

Note payable in the amount of $60,000 issued by GIS to a third-party dated November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The Company agreed to issue a 2% ownership interest of its subsidiary, GIS to the third-party in connection with this note. In addition, the lender will be entitled to receive a 2% royalty on net sales of products by GIS in the United States up to $300,000 and the Company issued 1,000,000 unregistered shares of Company’s common stock (with a fair market value of $5,000). The note is secured by 4,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.
	60,006	60,006

Note payable in the amount of $40,000 issued by GIS to a third-party dated November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The Company agreed to issue a 1.5% ownership interest of its subsidiary, GIS to the third-party in connection with this note. In addition, the lender will be entitled to receive a 1.5% royalty on net sales of products by GIS in the United States up to $200,000 and the Company issued 1,000,000 unregistered shares of Company’s common stock (with a fair market value of $4,000). The note is secured by 3,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.
	40,000	40,000

Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10% with principal and interest due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

Note payable in the amount of $10,000 to Mr. James Salz, bearing interest at 10%. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

Note payable in the amount of $600,000 issued to Arglen Acquisitions, LLC (“Arglen”) by the Company pursuant to the Company’s acquisition of Arglen’s 35% interest in Now Solutions.  The Company’s purchase of Arglen’s interest resulted in the Company recognizing $1,680,000 of goodwill, which was written-off in 2004. The note is a no-interest bearing secured promissory note providing for payments of $200,000 in April 2004, $100,000 in June 2004, and $300,000 in September 2004, which was issued at closing. When the Company did not make the April 2004 payment, the Company began accruing interest at the rate of 10% from the inception of the note. In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, Company entered into an agreement with Arglen allowing payout terms to the Company (the “Payout Agreement”) and pursuant to which the Company agreed to enter into an Agreed Judgment for the Foreign Judgment in Tarrant County, Texas (the “Agreed Judgment”). The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the “2003 Settlement”). Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the 2003 Settlement, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which were replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed. For additional details, see Note 4, “Legal Proceedings”.
	363,489	438,489

March 31, 2007	December 31, 2006

Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of Parker Mills Morin, LLP (“PMM”) in October 2005. The note was issued in connection with a lawsuit filed by PMM to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP. The note is delinquent.
58,318	58,318

Note payable in the amount of $992,723 issued by Now Solutions, the Company’s wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of Now Solutions and bears interest at the rate of 12% compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is payable as follows: (a) $12,500 by December 15, 2005; (b) $30,000 by December 30, 2005; (c) $25,000 by January 10, 2006; (d) $12,500 by January 20, 2006; (e) $25,000 by February 1, 2006; and (f) equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, Now Solutions entered into a security agreement with the lender to guarantee the note. In April 2007, the Company prevailed in a lawsuit against Ross and the Company is entitled to collect attorney fees from Ross, which will be applied to a portion of this note. For more details on legal proceedings between the Company, Now Solutions and Ross, please refer to “Legal Proceedings” under Note 4. The note is in default.
992,723	992, 723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, Strategic Growth Partners, Inc. (“SGP”) and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $450,000 note payable is payable as follows: (a) principal and interest payments of $7,000, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $12,700, beginning on March 1, 2008 and continuing until February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion. As incentives to make the loan and to refinance approximately $1.75 million of existing debt, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000), agreed to issue 4% of the common stock of GIS, and pay to Tara Financial 4% of the proceeds received by the Company (including litigation proceeds) related to the USPTO Patent No. 6,826,744 for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” owned by the Company. Furthermore, Now Solutions agreed to pay Tara Financial a 6% royalty from gross revenues in excess of $6.5 million, up to a cap of $2,640,606. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 7.
429,863	435,023

March 31, 2007	December 31, 2006

Note payable in the amount of $150,000 issued by Taladin to SGP, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $150,000 note payable is payable as follows: (a) principal and interest payments of $2,334, on the first day of the month, beginning April 1, 2006, and continuing through September 1, 2006; (b) interest only, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (d) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. As incentives to make the $150,000 loan, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) and Now Solutions agreed to pay SGP a 1.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $150,000. Joseph Clark is a Director of Now Solutions and President of Clark Consulting Services (“CCS”) and SGP. The note is delinquent.
145,713	145,868

Note payable in the amount of $438,795 issued by the Company to Tara Financial, on February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $280,000 note payable, dated October 31, 2001, issued by the Company to Robert Farias. The $438,795 note payable reflects all outstanding debt, plus accrued interest and any fees under the $280,000 note payable. The $280,000 note was cancelled and any underlying security interests have been released. The $438,795 note payable is payable as follows: (a) principal and interest payments of $5,763, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1, 2018. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 7.
422,964	427,134

March 31, 2007	December 31, 2006

Note payable in the amount of $359,560, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $500,000 note payable, dated February 13, 2004, issued by Now Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The $500,000 note was secured by the assets of Now Solutions, as well as a pledge of a portion of the Company’s ownership of Now Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is payable as follows: (a) principal and interest payments of $4,723, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 7.
349,509	350,006

Note payable in the amount of $955,103, issued by Now Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under the following four notes: (a) an $84,000 note payable, issued by EnFacet, the Company’s 100% owned subsidiary to Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a $181,583 note payable issued by the Company to Robert Farias, dated October 17, 2002, which had an outstanding balance at the time of the consolidation of $181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is payable as follows: (a) principal and interest payments of $12,5441, on the first day of the month, beginning March 1, 2006, and continuing through September 1, 2006; (b) interest only payments, beginning on October 1, 2006, and continuing through December 31, 2006; (c) unpaid principal balance and interest payments of $12,544, beginning on January 1, 2007, and continuing until February 1, 2018 (the maturity date). The new $955,103 note payable is secured by all of the assets of Now Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 7.
926,786	929,721

March 31, 2007	December 31, 2006

Note payable in the amount of $51,000 issued by the company to a third party lender, bearing interest at 10% per annum. The note was issued in connection with a $50,000 loan and includes $1,000 in legal fees. In connection with the loan, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000). The note is in default.	33,500	51,000

Note payable in the amount of $200,000 issued by VCSY to Mr. Weber, dated October 24, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with advances of $200,000 to TrueBaseline, Inc. (“TrueBaseline”) toward securing additional rights to StatePointPlus® and IA (formerly ImmuneApp). The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In March 2007, the payment dates for this note were extended by sixty (60) days. The note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. In addition, to secure the principal payments and interest payments on a $300,000 note issued to Mr. Weber and the interest payments on this note payable, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI.
	200,000	200,000

Note payable in the amount of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at the rate of 12% per annum. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The $100,000 note payable is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. Mr. Weber is the President and a Director of GIS and a member of CWI.
	97,000	100,000

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
	113,734	113,734

March 31, 2007	December 31, 2006

Note payable in the amount of $300,000 issued by the Company to Mr. Weber, bearing interest at 12% per annum and due in March 2008. The note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePointPlus® to the extent such funds become available. In addition, to secure the principal payments and interest payments on this note and the interest payments on the $200,000 note issued to Mr. Weber, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI.
	300,000	-

Total notes payable	5,919,514	5,727,931
Current maturities	(2,540,889)	(2,544,682)

Long-Term portion of notes payable	$3,378,625	$3,183,249

Note 4 - Legal Proceedings

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, James Patrick Tinley (“Tinley”), and Garry Gyselen (“Gyselen”).  The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions.  In conjunction with the Company’s claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions’ claim of offset.  Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.  The Company’s original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004.   The Company appealed the decision with regard to its claim for breach of contract for Ross’ failure to give the proper maintenance fee adjustment and related claims for offset and attorney’s fees.  On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision.  On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action. For information concerning the decision regarding this action and the trial regarding the action between Now Solutions and Ross, please see Ross’ action against Now Solutions below.

In March 2003, Ross commenced an action in New York Supreme Court, Westchester County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.  In August 2003, the New York Supreme Court denied the motion and dismissed Ross’ action without prejudice.  In October 2003, the motion of Ross for re-argument was denied.  Ross appealed the August 2003 court order, but subsequently abandoned its appeal.   The time for Ross to appeal has run. Consequently, no further action will be had on this matter.

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  Now Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions’ remaining counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, Now Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed Now Solutions’ sixth and seventh counterclaims in the Now Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $641,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, judgment was awarded to NOW Solutions in the net amount of $1,302,483 ($1,943,482-$641,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued (which is estimated to be $730,000); and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., Now Solutions’ is entitled to attorney’s fees and costs and Ross may be entitled to attorney’s fees and costs, which the court left open for decision at a later date.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement dated December 2003.  The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed. This action is subject to dismissal; however, this action may be further stayed if Ross appeals the above decision and posts bond for the appeal.

In January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently delinquent. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. As of the date of this filing, Microsoft has not filed an answer.

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through March 31, 2007.

In December 2001, the Company issued 3-year warrants to the President and Chief Executive Officer of the Company to purchase a total of 20,600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. All shares had vested but 15,594,445 shares have expired through March 31, 2007.

In December 2002 and January of 2003, the Company issued 5-year warrants to purchase 2,750,000 share shares of common stock of the Company at an exercise price of $0.010 per share to officers and directors of the Company’s subsidiary, GIS. In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500 which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares were issued in April 2007. The remaining warrants are vested and will expire in December 2007 or January 2008, as applicable.

In March 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of common stock of the Company at a strike price of $0.014 per share in connection with an employment agreement. The options are vested and expire in March 2009.

No stock options or warrants were issued to employees in 2007.

For an update on warrants and stock options since March 31, 2007, please see “Subsequent Events” in Note 7.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/06	2,500,000	-	31,394,444	0.029

Options/Warrants expired	-	-	1,816,667	0.096

Outstanding at 03/31/07	2,500,000	-	29,577,778	0.029

Information relating to stock options/warrants as of March 31, 2007, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
	Number	Weighted Average Remaining Contractual	Weighted Average Exercise	Number	Weighted Average Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	23.33	$0.014	2,500,000	$0.014
	2,500,000	23.33	$0.014	2,500,000	$0.014
Non-statutory Stock Options
$0.01 - $0.09	-	-	$-	-	$-
	-	-	$-	-	$-
Warrants
$0.003 - $0.100	29,577,778	18.43	$0.030	29,577,778	$0.030
$0.100 - $0.350	-	-	-	-	-
	29,577,778	18.43	$0.030	29,577,778	$0.030

Grand total	32,077,778	18.82	$0.0285	32,077,778	$0.029

Restricted Stock

Summary of Employee and Consultants Restricted Stock Awards

The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and Now Solutions for the period that runs from January 1, 2005 through March 31, 2007.

During 2005, the Company issued 5,100,000 unregistered shares of common stock to employees of Now Solutions pursuant to restricted stock agreements. The shares vest in equal amounts each year over a 3 year period. Of these shares, 1,665,480 have vested and 750,000 have been cancelled through March 31, 2007.

During 2006, the Company agreed to issue 12,925,000 unregistered shares of common stock to employees and consultants of Now Solutions and the Company pursuant to restricted stock agreements. Of the 12,925,000 shares the Company agreed to issue, 1,000,000 shares had no vesting period, 6,800,000 shares vest over a 1-year period and 5,125,000 shares vest in equal amounts each year over a 3-year period. Of these 12,925,000 shares, 200,000 shares have not been issued, 6,603,332 have vested and 3,266,666 shares have been cancelled though March 31, 2007.

During the three months ended March 31, 2007, the Company agreed to issue 2,750,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. These shares were issued in April 2007.

For issuances, vesting, and cancellations of restricted stock since March 31, 2007, please see “Subsequent Events” in Note 7.

The following activity has occurred through March 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Stock awards:
Non-vested balance at December 31, 2006	8,158,336	$0.010512
Granted	2,750,000	0.0164182
Vested	2,834,291	0.008589
Forfeited / Cancelled	100,000	0.0040
Non-vested balance at March 31, 2007	7,974,045	$0.011949

The range of assumptions used in the stock awards calculation in 2007 were as follows:

March 31,
2007
Discount rate - bond interest rate	5.2%-5.54%
Volatility	98.18%

As of March 31, 2007, there was $86,828 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 2.61 years.

Note 7 - Subsequent Events

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, Now Solutions, and Taladin in February 2006. Mr. Valdetaro is the Chief Technology Officer of the Company. Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro.

In April 2007, CCS loaned the Company $40,000. The loan bears interest at 12% per annum and all principal and interest is due by July 16, 2007. In connection with the loan, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS. The Company is also obligated to pledge 1,000,000 shares of common stock of the Company to secure the loan. Mr. Valdetaro is the Chief Technology Officer of the Company. Joseph Clark is a Director of Now Solutions and President of CCS and SGP. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver. In connection with the loan of shares to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company and pay for all costs associated with such transfer and the reimbursement of shares to MRC within one year. In addition, in the event that any of the shares of common stock of the Company pledged by MRC on behalf of the Company in connection with promissory notes issued by the Company (or its subsidiaries, as applicable) are sold to cover a default under the respective note, the Company agreed to reimburse MRC with a number of shares equal to the number of shares sold to cover the default under the respective note within 1 year, and to reimburse MRC for all costs associated with such sales and the reimbursement of shares to MRC related to such sales.

In April 2007, the Company issued 4,250,000 shares of common stock of the Company in connection with the exercise of warrants and an agreement executed in 2006. All of the foregoing shares were previously accounted for in the 10-KSB Report for the period ended December 31, 2006.

Also in April 2007, the Company issued 200,000 shares of common stock to employees and consultants of Now Solutions in connection with restricted stock agreements executed in 2006, of which 66,666 shares vested during the three months ended March 31, 2007 and are therefore accounted for in this Report. In addition, the Company issued 2,750,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements executed in 2007, of which no shares have vested. All remaining unvested shares will be accounted for when these shares vest.

For the period from April 1, 2007 to May 18, 2007, warrants to purchase 572,222 shares of common stock of the Company at an exercise price of $0.10 per share expired.

For the period from April 1, 2007 to May 18 2007, 121,666 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and Now Solutions executed in 2006.

For the period from April 1, 2007 to May 18, 2007, the Company issued 1,000,000 unregistered shares of common stock of the Company to employees and consultants of the Company and Now Solutions pursuant to restricted stock agreements executed in April 2007. Of these shares, 500,000 were vested and 500,000 vest upon the 1-year anniversary of the restricted stock agreement.

As of the Date of this Report for the three months ended March 31, 2007, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

997,735,193	Common Stock Issued
26,005,555	Common Shares that may be purchased from outstanding Warrants (or have been purchased but not issued)
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,000,000	Common Shares that the Company is obligated to issue pursuant to a previously executed agreement.
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,084,612,722	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 85,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above). The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements include the Company’s beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding the Company’s strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate”, “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Business Overview

The Company is a multi-national provider of Internet core technologies, administrative software, and software services through its distribution network. The Company's primary Internet core technologies include SiteFlash™, ResponseFlash™, and the Emily® XML Scripting Language, which can be used to build Web services. The Company's main administrative software product is emPath®, which is designed to handle the most complex Payroll and Human Resources challenges. Software services include emPath® delivered as a software-as-a-service (“SaaS”) and its Managed Baseline Solution, comprised of two security products (IA, StatePointPlus®). IA is a security software program that allows a system administrator to stop the use of unauthorized programs, including unlicensed software, viruses, Trojans, spyware, adware and malicious code. StatePointPlus® is an intelligent System Baseline Management (SBM) patented technology that improves information technology management by providing a highly cost-effective complete inventory of network hardware, giving a complete picture of all existing workstations, servers, and software on a network.

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

The Company is pursuing licensing its intellectual property and protecting its intellectual property rights.

The Company’s current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE

Human Resources and Payroll	emPath®	Now Solutions	Now Solutions
Large Corporations and Universities	SiteFlash™	Vertical Computer	Vertical Computer Systems
Government Sector- Emergency Response	ResponseFlash™	Vertical Computer	GIS
Publishing Content	NewsFlash™	Vertical Computer	EnFacet
Emily® XML Scripting Language	Emily®	Vertical Computer	Vertical Internet Solutions
Security	ImmuneApp	CWI	Vertical Computer Systems
IT Management and Compliance	StatePointPlus®	CWI	Vertical Computer Systems
Encryption	CKM®	TecSec, Inc.	Vertical Computer Systems

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Total Revenues. The Company had total revenues of $1,330,763 and $1,553,629 in the three months ended March 31, 2007 and 2006, respectively. The decrease in total revenues was $222,866 for the three months ended March 31, 2007 representing a 14.3% decrease compared to the total revenues for the three months ended March 31, 2006. Of the $1,330,763 in revenues for the three months ended March 31, 2007 and the $1,553,629 in revenues for the three months ended March 31, 2006, $1,330,763 and $1,550,670, respectively, was related to the business operations of Now Solutions.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended March 31, 2007 decreased by $41,885 from the same period in the prior year, representing a 3.3% decrease. Consulting revenue, in the three months ended March 31, 2007, decreased by $162,447 from the same period in the prior year, which represents a 62.1% decrease, due to decreases in installations at new customers. Other revenue in the three months ended March 31, 2007 decreased by $18,534 or 45.3% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expense.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,049,134 and $2,163,478 in the three months ended March 31, 2007 and 2006, respectively. The total operating expenses in the three months ended March 31, 2007 decreased by $114,344 compared to the operating expenses in the three months ended March 31, 2006, representing a 5.3% decrease. Of the $2,049,134 in expenses for the three months ended March 31, 2007 and the $2,163,478 in expenses for the three months ended March 31, 2006, Now Solutions accounted for $1,529,500 and $1,767,054, respectively.

The decrease is due to decreased contractor costs for consulting and lower consultancy costs for software development as the Brazil contract programmers become more efficient. In addition, Now Solutions terminated the employee sales force in March 2007 and will develop a distributor network in the United States.

Interest Expense. The Company had an interest expense of $181,813 and $148,101for the three months ended March 31, 2007 and 2006, respectively. Interest expense increased in 2007 by $33,711, representing an increase of 22.8% compared to the same expense in the three months ended March 31, 2006. This increase was due to the new financing and higher interest rates being paid on the refinanced debt.

Net Loss. The Company had a net loss of $899,194 and $757,131 as of March 31, 2007 and 2006, respectively. Net loss increased by $142,063, representing an increase of 18.8%. The increase of $142,063 was primarily attributable to the combination of a decrease in revenues of $222,866 and an increase in interest expense of $33,711 partially offset by a decrease in selling, general and administrative expenses of $114,344.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $150,000 for the three months ended March 31, 2007 and 2006, respectively.

Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $1,046,194 and $907,131 for the three months ended March 31, 2007 and 2006, respectively. Net loss attributed to common stockholders increased by $139,063, representing an increase of 15.3%, compared to the net loss attributed to common stockholders in the three months ended March 31, 2006.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity And Capital Resources

At March 31, 2007, the Company had non-restricted cash-on-hand of $95,185.

Net cash generated used in operating activities for the three months ended March 31, 2007 was $125,435. This negative cash flow was primarily related to a net loss of $899,194 adjusted by total non-cash items of $26,261 (including depreciation of $15,182 and stock compensation of $11,079), decreases in all receivables items of $333,707, an increase in deferred revenue of $37,884, an increase in prepaid expenses and other assets of $2,266 and an increase in accounts payable and accrued liabilities of $378,173.

Net cash used in investing activities for the three months ended March 31, 2007 was $48,808 which consists of the purchase of equipment of $51,568, partially offset by writing off an investment.

Net cash provided in financing activities for the three months ended March 31, 2007 was $191,584. A new note of $300,000 was issued in the quarter and $108,416 of notes payable were repaid.

The total change in cash for the three months ended March 31, 2007 when compared to three months ended March 31, 2006 was a decrease of $250,019.

As of the date of this filing, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans, renegotiating the terms of its existing debt and/or increase sales. The Company’s inability to raise such funds and/or renegotiate the terms of its existing debt will significantly jeopardize its ability to continue operations.

	Balance at	Due in Next Five Years
Contractual Obligations	03/31/07	2007	2008	2009	2010	2011+
Notes payable	5,919,514	2,540,889	1,110,047	623,784	317,192	1,327,602
Convertible debts	40,000	40,000		-	-	-
Operating lease	133,890	40,167	53,556	40,167	-	-
Total	6,093,404	2,621,056	1,163,603	663,951	317,192	1,327,602

Of the above notes payable of $5,919,514, the default situation is as follows:

Notes Payable	03/31/07	12/31/06

In default	$1,862,732	$2,263,638
Current	4,056,782	3,464,293

Total Notes Payable	$5,919,514	$5,727,931

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at March 31, 2007 was $18 million. Additionally, at March 31, 2007, the Company had negative working capital of approximately $11 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company is finalizing a judgment relating to the recent lawsuit won by the Company against Ross. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company or collect from Ross and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property. The exact results of these opportunities are unknown at this time.

Market Risks

The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of March 31, 2007, there are no material gains or losses requiring separate disclosure.

Dividends

The Company has outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends at a rate of 4% on a semi-annual basis.

Related Party Transactions

In January 2005, in connection with the amendment of a $215,000 promissory note issued by Now Solutions to the Company in September 2003 and assigned to Victor Weber in January 2004, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000. In October 2006, Mr. Weber and Now Solutions and Taladin entered into an agreement concerning the note. Pursuant to the agreement, Now Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath®) to state and local governments until the balance under the note is paid. Under the terms of the amended note, Now Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that is 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In March 2007, the payment dates for this note were extended by an additional 60 days. In connection with the agreement, MRC pledged 5,000,000 shares of common stock of the Company to secure the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3.

Also in January 2005, the Company entered into a marketing agreement with CWI whereby CWI will be entitled to receive a percentage of fees for new customers of the Company generated by CWI’s efforts. Mr. Weber is a Director and President of GIS and a member of CWI.

Also in January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently delinquent. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

In February 2006, SGP loaned Taladin $150,000. In connection with the loan, Taladin issued a $150,000 note payable bearing interest at 12% per annum. Joseph Clark is a Director of Now Solutions and President of CCS and SGP. For additional details on the note and the collateral to secure the note, please see “Notes Payable” in Note 3.

In March 2006, CWI entered into a sublicense agreement with the Company to license software, including IA (formerly ImmuneApp) to the Company on a partially exclusive basis. The sublicense agreement was last amended in March 2007. In May 2006, in connection with the sublicense agreement with CWI, the Company acquired the rights to be a value-added reseller of StatePointPlus®. As a value-added reseller, the Company may market and distribute StatePointPlus®. Pursuant to the terms of the agreement, as amended, the Company currently has exclusive rights to market IA and StatePointPlus® for all users in Brazil and in the healthcare and government industry in the United States and Canada. In addition, Now Solutions has the exclusive rights to offer IA on an ASP platform for its HRMS solution. The Company may also market IA or StatePointPlus® to any other users on a non-exclusive basis. Any prospective customer may be registered by the Company for six months on an exclusive basis. Mr. Weber is a Director and President of GIS and a member of CWI. Sean Chumura is a member of CWI and an employee of the Company.

In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, Now Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. In December 2006, the Company entered into an agreement with Mr. Rossetti concerning the $66,000 note as well as approximately $56,000 in fees owed to Markquest, Inc. Pursuant to the agreement, the Company cancelled the $66,000 note and issued a $113,734 promissory note bearing interest at 10% per annum. The note is amortized over 24 months with monthly payments beginning in January 2007. In connection with the agreement, the Company also agreed to give Mr. Rossetti 3,000,000 shares of common stock of the Company, which were booked at a fair market value of $48,000 in 2006. These shares were issued and delivered to Mr. Rossetti in April 2007. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of Now Solutions and an officer of Markquest, Inc. For additional details on this note, please see “Notes Payable” under Note 3.

In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline toward securing additional rights to StatePointPlus® and IA. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In March 2007, the payment dates for this note were extended by an additional 60 days. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. In March 2007, the parties entered into an agreement concerning the $200,000 note issued to Mr. Weber, whereby the note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. Also in March 2007, to secure the interest payments on the $200,000 and the principal payments and interest payments on the $300,000 note issued to Mr. Weber, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3.

In October 2006, Taladin issued a $100,000 promissory note, bearing interest at 12% per annum and due in October 2011, to Mr. Weber on October 27, 2006. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of Now Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of Now Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of Now Solutions. The note is payable as follows: (a) interest only, beginning on November 1, 2006, and continuing through December 1, 2006; (b) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (c) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (which were booked in 2006 at a fair market value of $21,000) to Mr. Weber and Now Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. These shares have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3.

In March 2007, the Company and Mr. Weber entered into an agreement concerning loans and advances made by Mr. Weber on behalf of the Company and Now Solutions. In connection with the agreement, the Company issued a $300,000 promissory note, bearing interest at 10% per annum and due 1 year from the date of this Agreement and amended a $200,000 promissory note (please see above) issued to Mr. Weber by the Company in October 2006. The $300,000 note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. To secure the principal payments and interest payments on the $300,000 note and the interest payments on the $200,000 note issued to Mr. Weber, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3.

For additional related party transactions subsequent to March 31, 2007, please see “Subsequent Events” under Note 7.

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

New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.  The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

Risk Factors Affecting the Company’s Business, Operating Results and Financial Condition

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

We Are in Default Under Substantially All Of Our Notes Payable, Certain Of Which Are Secured By Pledges Of Our Assets

As noted above under Note 3 to our Condensed Consolidated Financial Statements, the Company is currently in default under the terms of substantially all of its notes payable. While the terms of these notes vary, they typically permit the holder thereof to call the entire principal amount, plus accrued interest thereunder, due and payable upon the occurrence of an event of default. Further, certain of these notes are secured by different assets of the Company, including Now Solutions’ assets which secure the WAMCO note payable. Notwithstanding the foregoing, it is uncertain at this time what action, if any, will be taken by the holders of these notes in light of these defaults. While the Company is attempting to cure these defaults, it can offer no assurances that such attempts will be successful. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We Have Historically Incurred Losses And May Continue To Do So In The Future

We have historically incurred losses. In the three months ended March 31, 2007 and the year ended December 31, 2006, the Company had net losses applicable to common shareholders of $1,046,194 and $2,328,709, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject To A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the year ended December 31, 2006. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at March 31, 2007 was $18 million. Additionally, at March 31, 2007, the Company had negative working capital of approximately $11 million (although it includes deferred revenue of approximately $2.7 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We had a working capital deficit of approximately 11 million at March 31, 2007, which means that our current liabilities exceeded our current assets by approximately 11 million (although it includes deferred revenue of approximately $2.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in Reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In March 2007, the Company hired David Braun as the Chief Financial Officer of the Company and Now Solutions. In August 2005, Sheri Pantermuehl gave notice of her resignation as the Chief Financial Officer of the Company and its wholly-owned subsidiary, Now Solutions, which became effective September 2, 2005. Ms. Pantermuehl has and will continue to provide accounting services to the Company and Now Solutions, on a part-time basis, in exchange for remuneration.

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross, Arglen, Tinley, and Gyselen.  The Company filed a derivative action on behalf of its subsidiary Now Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of Now Solutions.  In conjunction with the Company’s claim, Now Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of Now Solutions’ claim of offset.  Now Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.  The Company’s original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and Now Solutions; Ross and Arglen; Arglen and Now Solutions; Gyselen and Now Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to Now Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004.   The Company appealed the decision with regard to its claim for breach of contract for Ross’ failure to give the proper maintenance fee adjustment and related claims for offset and attorney’s fees.  On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision.  On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action. For information concerning the decision regarding this action and the trial regarding the action between Now Solutions and Ross, please see Ross’ action against Now Solutions below.

In March 2003, Ross commenced an action in New York Supreme Court, Westchester County, by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest.  In August 2003, the New York Supreme Court denied the motion and dismissed Ross’ action without prejudice.  In October 2003, the motion of Ross for re-argument was denied.  Ross appealed the August 2003 court order, but subsequently abandoned its appeal.   The time for Ross to appeal has run. Consequently, no further action will be had on this matter.

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against Now Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  Now Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  Now Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of Now Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, Now Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by Now Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit Now Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by Now Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby Now Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to Now Solutions at closing, whereby Now Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby Now Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of Now Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with Now Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, Now Solutions filed a motion to vacate the default, which motion was denied over the objections of Now Solutions. Now Solutions has filed a notice of appeal of this decision. Now Solutions’ remaining counterclaims remain unaffected. In May 2006, Now Solutions filed a motion for summary judgment in the derivative action in favor of Now Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, Now Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of Now Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. Now Solutions, Inc., seeking to dismiss certain counterclaims of Now Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed Now Solutions’ sixth and seventh counterclaims in the Now Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $641,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, judgment was awarded to NOW Solutions in the net amount of $1,302,483 ($1,943,482-$641,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued (which is estimated to be $730,000); and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., Now Solutions’ is entitled to attorney’s fees and costs and Ross may be entitled to attorney’s fees and costs, which the court left open for decision at a later date.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, Now Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement dated December 2003.  The Company and Now Solutions have filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the Settlement Agreement; (ii) enjoining the Company and Now Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the Settlement Agreement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the Settlement Agreement. In July 2004, the Company and Now Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed. This action is subject to dismissal; however, this action may be further stayed if Ross appeals the above decision and posts bond for the appeal.

In January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is currently delinquent. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. As of the date of this filing, Microsoft has not filed an answer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, MRC and Victor Weber entered into a pledge agreement, whereby the MRC pledged 10,000,000 shares of common stock of the Company to secure the principal payments and interest payments on the $300,000 Note and interest payments on the $200,000 Note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CWI.

During the three months ended March 31, 2007, warrants to purchase 1,816,667 shares of common stock of the Company at an exercise price of $0.025 to $0.10 per share expired.

During the three months ended March 31, 2007, the Company agreed to issue 2,750,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. These shares were issued in April 2007.

During the three months ended March 31, 2007, 3,167,624 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and Now Solutions executed in 2005 and 2006.

During the three months ended March 31, 2007, 100,000 unregistered shares of the common stock of the Company were cancelled. These shares were issued pursuant to a restricted stock agreement with an employee of Now Solutions executed in 2005.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, Now Solutions, and Taladin in February 2006. Mr. Valdetaro is the Chief Technology Officer of the Company. Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro.

In connection with a $40,000 loan made by CCS to the Company, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS. The Company is also obligated to pledge 1,000,000 shares of common stock of the Company to secure the loan. Mr. Valdetaro is the Chief Technology Officer of the Company. Joseph Clark is a Director of Now Solutions and President of CCS and SGP. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver. In connection with the loan of shares to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company and pay for all costs associated with such transfer and the reimbursement of shares to MRC within one year. In addition, in the event that any of the shares of common stock of the Company pledged by MRC on behalf of the Company in connection with promissory notes issued by the Company (or its subsidiaries, as applicable) are sold to cover a default under the respective note, the Company agreed to reimburse MRC with a number of shares equal to the number of shares sold to cover the default under the respective note within 1 year, and to reimburse MRC for all costs associated with such sales and the reimbursement of shares to MRC related to such sales.

In April 2007, the Company issued 4,250,000 shares of common stock of the Company in connection with the exercise of warrants and an agreement executed in 2006. All of the foregoing shares were previously accounted for in the 10-KSB Report for the period ended December 31, 2006.

Also in April 2007, the Company issued 200,000 shares of common stock to employees and consultants of Now Solutions in connection with restricted stock agreements executed in 2006, of which 66,666 shares vested during the three months ended March 31, 2007 and are therefore accounted for in this Report. In addition, the Company issued 2,750,000 unregistered shares of common stock of the Company to employees of the Company and Now Solutions pursuant to restricted stock agreements executed in 2007, of which no shares have vested. All remaining unvested shares will be accounted for when these shares vest.

For the period from April 1, 2007 to May 18, 2007, warrants to purchase 572,222 shares of common stock of the Company at an exercise price of $0.10 per share expired.

For the period from April 1, 2007 to May 18 2007, 121,666 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and Now Solutions executed in 2006.

For the period from April 1, 2007 to May 18, 2007, the Company issued 1,000,000 unregistered shares of common stock of the Company to employees and consultants of the Company and Now Solutions pursuant to restricted stock agreements executed in April 2007. Of these shares, 500,000 were vested and 500,000 vest upon the 1-year anniversary of the restricted stock agreement.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2007	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2007	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2007	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2007	Provided herewith

(b)	Reports on Form 8-K:

On March 5, 2007, the Company closed two series of transactions having the effect of amending the sublicense agreement between the Company and its subsidiaries and CWI and obtaining financing from Mr. Weber to secure exclusive rights for the Company and CWI to distribute StatePointPlus® (a software product owned by TrueBaseline) to government agencies and the healthcare industry in the United States and Canada and to all users in Brazil.

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

For the territory of Italy, the Company also obtained the rights to distribute IA to all users in the health care industry and all users in any federal, state and local government agencies or their equivalents in Italy. In addition, the Company acquired from CWI partial exclusivity rights for a security access management software program that functions as an ID verification system. The Company has the exclusive rights to distribute SAM to all users in government agencies and the healthcare and casino industries in the United States and Canada. In order to retain these exclusivity rights for SAM and for IA in Italy, the Company must achieve minimum monthly gross revenues (for SAM and IA in Italy, as applicable), which increase on a yearly basis during the term of the Sublicense Agreement.

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

Date: May 18, 2007

VERTICAL COMPUTER SYSTEMS, INC.

By:	/s/ Richard Wade
Richard Wade President and Chief Executive Officer

By:	/s/ David Braun
David Braun Chief Financial Officer