Form 10QSB
period 2007-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2007-08-17
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended June 30, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _____ to _____
_________________________

Commission file number 000-28685
_________________________

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

Yes  ☐  No ☒

As of August 17, 2007, the issuer had 997,619,672 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐.  No ☒

VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FORM 10-QSB

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash	$25,591	$83,482
Securities available for sale	-	2,760
Accounts receivable, net of allowance for bad debts of $167,980 and $167,980	585,452	863,907
Other receivable	110,085	110,085
Employee receivables	132,044	86,010
Prepaid expenses and other assets	70,284	41,750

Total Current Assets	923,456	1,187,995

Property and equipment, net of accumulated depreciation	109,817	83,611
Deposits and other	10,067	9,958

Total Assets	$1,043,340	$1,281,564

Liabilities, Convertible Preferred Stock and Stockholder's Equity/ (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$7,432,847	$6,251,710
Deferred revenue	2,559,746	2,659,522
Current portion - convertible debenture	40,000	40,000
Current portion-notes payable	3,086,103	2,544,682

Total current liabilities	13,118,696	11,495,914

Non-current portion-notes payable	2,778,694	3,183,249
Accrued dividends	3,807,712	3,513,712

Total liabilities	$19,705,102	$18,192,875

See accompanying notes to the condensed consolidated financial statements
(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

(Continued from previous page)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Stockholders' Equity (Deficit)

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000 Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000 Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized 990,416,147 and 996,926,857 issued and outstanding	9,904	9,970

Additional paid-in-capital	27,954,117	28,208,434
Accumulated deficit	(47,265,138)	(45,802,957)
Accumulated other comprehensive income	88,056	121,943

Total Stockholders' deficit	(18,661,762)	(16,911,311)

Total liabilities and stockholders' deficit	$1,043,340	$1,281,564

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues
Licensing and maintenance	$1,260,046	$1,412,597	$2,469,213	$2,663,649
Consulting Services	139,783	181,391	238,967	443,022
Other	39,013	27,309	61,425	68,255

Total Revenues	1,438,841	1,621,296	2,769,604	3,174,925

Selling , general and administrative expenses	1,520,935	1,904,748	3,570,069	4,068,226

Operating loss	(82,094)	(283,451)	(800,465)	(893,300)

Interest income	392	872	1,382	1,691
Interest expense	(187,285)	(157,608)	(369,098)	(305,709)

Net loss	(268,987)	(440,187)	(1,168,181)	(1,197,318)

Dividend applicable to preferred stock	(147,000)	(150,000)	(294,000)	(300,000)

Net loss applicable to common stockholders'	$(415,987)	$(590,187)	$(1,462,181)	$(1,497,318)

Basic and diluted loss per share	$(0)	$(0)	$(0)	$(0)

Basic and diluted weighted average of common shares outstanding	999,042,100	985,081,255	996,084,670	973,918,548

Comprehensive loss and its components consist of the following:

Net loss	$(268,987)	$(440,187)	$(1,168,181)	$(1,197,318)
Unrealized gain (loss) on securities available for sale	-	-	(3,603)	-
Translation adjustments	28,250	(16,395)	33,385	(13,372)
Comprehensive loss	$(240,737)	$(456,582)	$(1,137,949)	$(1,210,690)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities

Net loss	$(1,168,181)	$(1,197,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,686	179,162
Non employee stock compensation	-	139,801
Employee stock compensation expense	35,617	28,217
Allowance for bad debts	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	278,455	371,981
Receivable from officers and employees	(46,034)	(13,680)
Prepaid expenses and other	(28,643)	51,434
Accounts payable and accrued liabilities	891,137	626,055
Deferred Revenue	(99,776)	(8,491)

Net cash provided by (used in) operating activities:	(105,739)	184,661

Cash flow from investing activities:
Write-off of investment	2,760	-
Purchase of equipment	(57,891)	(30,400)

Net cash used in investing activities	(55,131)	(30,400)

See accompanying notes to condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Continued from previous page)

	Six months ended June 30,
	2007	2006

Cash flow from financing activities:
Payment of notes payable	(203,134)	(1,038,714)
Proceeds from issuance of notes payable	340,000	600,000

Net cash provided by (used in) financing activities	136,866	(438,714)

Effect of changes in exchange rates on cash	(33,887)	14,615

Net change in cash and cash equivalents	(57,890)	(269,838)
Cash and cash equivalents, beginning of period	83,482	285,366
Cash and cash equivalents, end of period	$25,591	$15,528

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$227,205	$150,363

Non-cash investing and financing activities:
Effect of stock lent to the Company	$290,000	$-
Conversion of convertible debentures	$-	$190,000
Conversion of accounts payable and accrued liabilities to note payable	$-	$554,497

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at June 30, 2007 was $18.7 million. Additionally, at June 30, 2007, the Company had negative working capital of approximately $12.2 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company is finalizing a judgment relating to the recent lawsuit won by the Company against Ross Systems Inc. (“Ross”). However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow or collect on the Ross judgment when perfected. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property and filed suit for patent infringement against Microsoft (for more details, see Note 4, “Legal Proceedings”). The exact results of these opportunities are unknown at this time.

Note 2 – Common and Preferred Stock Transactions

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

In connection with a $40,000 loan from Clark Consulting Group, Inc. (“CCS”) to the Company, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS. The Company is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. Mr. Valdetaro is the Chief Technology Officer of the Company. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

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

During the six months ended June 30, 2007, warrants to purchase 3,533,333 shares of common stock of the Company at an exercise price of $0.025 to $0.10 per share expired.

During the six months ended June 30, 2007, the Company issued 3,950,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions. 200,000 and 3,750,000 shares were issued pursuant to restricted stock agreements executed in 2006 and 2007, respectively, with the Company that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement.

During the six months ended June 30, 2007, 3,489,290 unregistered shares of common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and NOW Solutions executed in 2005, 2006 and 2007.

During the six months ended June 30, 2007, 100,000 unregistered shares of the common stock of the Company were cancelled. These shares were issued pursuant to restricted stock agreements with employees of NOW Solutions executed in 2005 and 2006.

Note 3 – Notes Payable

	June 30, 2007	December 31, 2006

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
	161,504	161,504

Note payable in the amount of $50,000 to a third-party lender, bearing interest at 12% per annum. In May 2005, the Company and a third party lender amended the terms of the note. The Company agreed to commence monthly payments to the lender of $2,500 in June 2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender’s reasonable attorney’s fees. The Company is in default.	35,568	35,568

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. The parties amended the terms of the note so that the Company would begin making monthly installment payments of $5,000 in July 2003, with the payments first applied to the $25,000 note (issued below) and then to the $50,000 note. The note has been in default since April 1, 2003.	50,000	50,000

	June 30, 2007	December 31, 2006

Note payable in the amount of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 shares of the Company’s common stock that are owned by MRC due in December 2002. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The parties amended the terms of the note so that the Company would begin making monthly installment payments of $5,000 in July 2003, with the payments first applied to the $25,000 note and then to the $50,000 (the above) note issued. The note has been in default since April 1, 2003
	12,583	12,583

Note payable in the amount of $215,000 issued by NOW Solutions to the Company was assigned to Victor Weber in January 2004 in connection with canceling notes issued to Weber and expenses paid by Weber on behalf of the Company that were included in trade accounts payable in the aggregate amount of $215,000. In October 2006, the parties amended the note. The note provides for monthly payments made from gross revenues of new sales of emPath by NOW Solutions and Taladin. In March 2007, the payment dates for this note were extended by sixty (60) days. The note is due October 27, 2007. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CWI. The note is delinquent.
	215,000	215,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company’s subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is in default.	25,000	25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.	11,000	11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.	11,000	11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet has been in default since December 31, 2002.	10,000	10,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. Payments of $3,000 were made on this note in 2003. This note is in default.	7,365	7,365

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.	23,030	23,030

	June 30, 2007	December 31, 2006

Note payable in the amount of $60,000 issued by GIS to a third-party dated November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The note is secured by 4,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	60,006	60,006

Note payable in the amount of $40,000 issued by GIS to a third-party dated November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The note is secured by 3,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	40,000	40,000

Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10% per annum with principal and interest due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

Note payable in the amount of $10,000 to Mr. James Salz, bearing interest at 10% per annum. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

Note payable in the amount of $600,000 issued to Arglen Acquisitions, LLC (“Arglen”) by the Company pursuant to the Company’s acquisition of Arglen’s 35% interest in NOW Solutions. In August 2004, Arglen obtained a default judgment the (“California Judgment”) in Los Angeles court for the outstanding principal, plus attorney’s fees and interest at the rate of 10% per annum when the Company did not make payment under the note. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, Company entered into an agreement with Arglen allowing payout terms to the Company (the “Payout Agreement”) and pursuant to which the Company agreed to enter into an Agreed Judgment for the Foreign Judgment in Tarrant County, Texas (the “Agreed Judgment”). The Agreed Judgment and Payout Agreement were entered into concerning the California Judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the 2003 settlement agreement (the “2003 Settlement”). Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes principal and accrued interest under the note, post judgment interest and attorneys’ fees. Pursuant to the terms of the Payout Agreement, the Company is currently obligated to make monthly payments on the amount specified above of $25,000 or 10% of the Company's new sales, whichever is greater, until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed. For additional details, see Note 4, “Legal Proceedings”.
	288,489	438,489

Note payable in the amount of $75,000 issued by the Company, bearing interest at a rate of 6% to the law firm of Parker Mills Morin, LLP (“PMM”) in October 2005. The note was issued in connection with a lawsuit filed by PMM to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. The $75,000 note has a maturity date of January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP. The note is in default.
	58,318	58,318

June 30, 2007	December 31, 2006

Note payable in the amount of $992,723 issued by NOW Solutions, the Company’s wholly-owned subsidiary to Wolman Blair, PLLC on November 30, 2005. The note is secured with the assets of NOW Solutions and bears interest at the rate of 12% compounded annually. The note was issued in connection with refinancing outstanding legal fees and expenses (which where owed pursuant to the legal services retainer agreement), together with interest accrued as of the date the note was issued. The note is currently payable as follows: equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In connection with the loan, NOW Solutions entered into a security agreement with the lender to guarantee the note. In April 2007, the Company prevailed in a lawsuit against Ross and the Company is entitled to collect attorney fees from Ross, which will be applied to a portion of this note. For more details on legal proceedings between the Company, NOW Solutions and Ross, please refer to “Legal Proceedings” under Note 4. The note is in default.
992,723	992, 723

Note payable in the amount of $450,000 issued by Taladin to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of NOW Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, Strategic Growth Partners (“SGP”) and Mr. Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The $450,000 note payable is currently payable as follows: (a) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased to $12,700, beginning on March 1, 2008 and continuing until February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion.
429,863	435,023

Note payable in the amount of $150,000 issued by Taladin to SGP, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Taladin acquired the indebtedness of NOW Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The $150,000 note payable is currently payable as follows: (a) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. The note is in default.
145,713	145,868

June 30, 2007	December 31, 2006

Note payable in the amount of $438,795 issued by the Company to Tara Financial, on February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $280,000 note payable, dated October 31, 2001, issued by the Company to Robert Farias. The $438,795 note payable reflects all outstanding debt, plus accrued interest and any fees under the $280,000 note payable. The $280,000 note was cancelled and any underlying security interests have been released. The $438,795 note payable is currently payable as follows: unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1, 2018. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”.
422,964	427,134

Note payable in the amount of $359,560, issued by NOW Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under a $500,000 note payable, dated February 13, 2004, issued by NOW Solutions to Robert Farias. The $359,560 note payable reflects all outstanding debt, plus accrued interest and any fees under the $500,000 note payable. The $500,000 note was secured by the assets of NOW Solutions, as well as a pledge of a portion of the Company’s ownership of NOW Solutions. The original $500,000 note was cancelled. In connection with the cancellation, a royalty agreement for the benefit of Mr. Farias has also been cancelled. The $359,560 note payable is currently payable as follows: unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The new note is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds.
349,509	350,006

Note payable in the amount of $955,103, issued by NOW Solutions to Tara Financial, dated February 13, 2006. The note bears interest at the rate of 12% per annum, has a maturity date in the year 2018 and is payable in various installments of principal and interest. The note was issued in connection with refinancing whereby Tara Financial acquired certain indebtedness under the following four notes: (a) an $84,000 note payable, issued by EnFacet, the Company’s 100% owned subsidiary to Robert Farias, dated June 1, 2001 which had an outstanding balance at the time of the consolidation of $137,841; (b) a $181,583 note payable issued by the Company to Robert Farias, dated October 17, 2002, which had an outstanding balance at the time of the consolidation of $181,905; (c) a $350,000 note payable, issued by EnFacet to a third party, dated August 15, 2001, which had an outstanding balance at the time of the consolidation of $519,693; and (d) a $90,000 note payable issued by the Company to a third party, dated June 26, 2003, which had an outstanding balance at the time of the consolidation of $115,663. All four notes were cancelled and all related security interests under these notes have been released. The $955,103 note payable is currently payable as follows: unpaid principal balance and interest payments of $12,544, beginning on January 1, 2007, and continuing until February 1, 2018 (the maturity date). The new $955,103 note payable is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds. For an update on an extension by Tara Financial regarding this note, please see “Subsequent Events” in Note 7.
926,786	929,721

	June 30, 2007	December 31, 2006

Note payable in the amount of $51,000 issued by the Company in September 2006 to a third party lender, bearing interest at 10% per annum. The note was issued in connection with a $50,000 loan and includes $1,000 in legal fees. In connection with the loan, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000). The note is in default.	33,500	51,000

Note payable in the amount of $200,000 issued by VCSY to Mr. Weber, dated October 24, 2006. The note bears interest at the rate of 12% per annum. The note was issued in connection with advances of $200,000 to TrueBaseline, Inc. (“TrueBaseline”) toward securing additional rights to StatePointPlus® and IA (formerly ImmuneApp). The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In March 2007, the payment dates for this note were extended by sixty (60) days. The note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. In addition, to secure the principal payments and interest payments on a $300,000 note issued to Mr. Weber and the interest payments on this note payable, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. The note is delinquent.
	200,000	200,000

Note payable in the amount of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at the rate of 12% per annum. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The $100,000 note payable is currently payable as follows: (a) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Legal Proceedings” under Note 4. Mr. Weber is the President and a Director of GIS and a member of CWI.
	94,000	100,000

Note payable in the amount of $113,734 issued by NOW Solutions to Stephen Rossetti in December 2006, bearing interest at 10% per annum. The note was issued in connection with the cancellation of a $66,000 note payable issued to Mr. Rossetti in July 2006 and approximately $56,000 in fees owed to Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc. The note is amortized over 24 months with monthly payments beginning in January 2007. The note is in default.
	113,734	113,734

	June 30, 2007	December 31, 2006

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
	300,000	-

Note payable in the amount of $40,000 issued by the company to CCS, bearing interest at 12% per annum, and due in July 2007. The Company or an individual acting on the Company’s behalf is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. The note is in default.	40,000	-

Total notes payable	5,864,797	5,727,931
Current maturities	(3,086,103)	(2,544,682)

Long-Term portion of notes payable	$2,778,694	$3,183,249

Note 4 – Legal Proceedings

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  NOW Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  NOW Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of NOW Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by NOW Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby NOW Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to NOW Solutions at closing, whereby NOW Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby NOW Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of NOW Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, NOW Solutions filed a motion to vacate the default, which motion was denied over the objections of NOW Solutions. NOW Solutions has filed a notice of appeal of this decision. NOW Solutions’ remaining counterclaims remain unaffected. In May 2006, NOW Solutions filed a motion for summary judgment in the derivative action in favor of NOW Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, NOW Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of NOW Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. NOW Solutions, Inc., seeking to dismiss certain counterclaims of NOW Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed NOW Solutions’ sixth and seventh counterclaims in the NOW Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007, and the matter has yet to be resolved.

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

In January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is in default. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. On July 13, 2007, Microsoft filed an answer to the Company’s complaint, alleging various defenses and counterclaims. On August 2, 2007, the Company filed a reply to Microsoft’s defenses and counterclaims.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on the financial position, operations or cash flows of the Company. Also, the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

Note 6 – Stock Options, Warrants & Restricted Stock

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through June 30, 2007.

In December 2001, the Company issued 5-year warrants to the President and Chief Executive Officer of the Company to purchase a total of 20,600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. All shares had vested but 17,738,890 shares have expired through June 30, 2007.

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

No stock options or warrants were issued to employees in 2005 or 2006, and no stock options or warrants have been issued to employees through June 30, 2007.

For an update on warrants and stock options since June 30, 2007, please see “Subsequent Events” in Note 7.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/06	2,500,000	-	31,394,444	0.029
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	3,533,333	0.098
Outstanding at 06/30/07	2,500,000	-	27,861,111	0.029

Information relating to stock options/warrants as of June 30, 2007, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Incentive Stock Options
$0.01 - $0.09	2,500,000	20.30	$0.014	2,500,000	$0.014
	2,500,000	20.30	$0.014	2,500,000	$0.014
Warrants
$0.003 - $0.100	24,861,111	16.41	$0.025	24,861,111	$0.025
	24,861,111	16.41	$0.025	24,861,111	$0.025

Grand total	27,361,111	16.73	$0.0245	27,361,111	$0.0245

Restricted Stock

Summary of Employee Restricted Stock Awards

The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and NOW Solutions for the period that runs from January 1, 2005 through June 30, 2007.

During 2005, the Company issued 5,100,000 unregistered shares of common stock of the Company to employees of NOW Solutions pursuant to restricted stock agreements. The shares vest in equal amounts each year over a 3 year period. Of these shares, 1,665,480 have vested and 850,000 have been cancelled through June 30, 2007.

During 2006, the Company agreed to issue 12,525,000 unregistered shares of common stock of the Company to employees and consultants of NOW Solutions and the Company pursuant to restricted stock agreements. Of the 12,525,000 shares the Company agreed to issue, 1,000,000 shares had no vesting period, 6,200,000 shares vest over a 1-year period and 5,325,000 shares vest in equal amounts each year over a 3-year period. Of these 12,525,000 shares, all shares have been issued, 6,773,810 have vested, and 3,266,666 shares have been cancelled though June 30, 2007.

During the six months ended June 30, 2007, the Company issued 3,950,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions. 200,000 and 3,750,000 shares were issued pursuant to restricted stock agreements executed in 2006 and 2007, respectively, with the Company that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement.

For issuances, vesting, and cancellations of restricted stock since June 30, 2007, please see “Subsequent Events” in Note 7.

The following activity has occurred through June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Stock awards:
Non-vested balance at December 31, 2006	8,158,336	$0.010512
Granted	3,750,000	0.0173733
Vested	3,504,769	0.011284
Forfeited / Cancelled	100,000	0.0048
Non-vested balance at June 30, 2007	8,303,567	$0.011182

As of June 30, 2007, there was $82,317 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 2.15 years.

Note 7 - Subsequent Events

In July 2007, Stephen Rossetti loaned NOW Solutions $44,750. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

For the period from July 1, 2007 to August 17, 2007, warrants to purchase 572,222 shares of common stock of the Company at an exercise price of $0.10 per share expired.

For the period from July 1, 2007 to August 17, 2007, 133,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and Now Solutions executed in 2006.

For the period from July 1, 2007 to August 17, 2007, 115,521 unregistered shares of the common stock of the Company were cancelled. Of these 115,521 shares, 84,521 shares had been issued pursuant to a restricted stock agreement with an employee of Now Solutions executed in 2006.

As of the Date of this Report for the period ended June 30, 2007, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company:

997,619,672	Common Stock Issued
24,288,888	Common Shares that may be purchased from outstanding Warrants (or have been purchased but not issued)
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,000,000	Common Shares that the Company is obligated to issue pursuant to a previously executed agreement
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,082,780,534	Total Common Shares Outstanding or Accounted For/Reserved

In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 83,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above). The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

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

Management’s Discussion and Analysis or Plan of Operation

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

The Company just released a new version of emPath® (emPath® 6.4) which encompasses ASP.net and a new user interface which has increased the customization capabilities. These new features, when coupled with the Brazil development staff gaining experience (one year in existence) on the product, will enable for substantially faster development. The Company is also exploring opportunities to utilize emPath®’s powerful payroll component to provide private label contracting to existing HR providers as well as payroll providers in localized markets. Additionally, the Company has completed months of testing its Empath® SaaS model to ensure a robust and competitive solution.

The Company is converting its SiteFlash™ product as a SaaS model with initial marketing concentration in the affiliate, government and publishing markets.

The Company, through its distribution agreements for StatePointPlus® and IA, is marketing the combined products as a Managed Baseline Solution.

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

Results of Operations

Three And Six Month Periods Ended June 30, 2007 Compared To The Three And Six Months Ended June 30, 2006

Total Revenues. The Company had total revenues of $1,438,841 and $1,621,296 in the three months ended June 30, 2007 and 2006, respectively. The decrease in total revenue was $182,456 for the three months ended June 30, 2007 representing an 11% decrease compared to the total revenue for the three months ended June 30, 2006. Of the $1,438, 841 in the three months ended June 30, 2007 and the $1,621,296 in the three months ended June 30, 2006, $1,438,841 and $1,619,336, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2007 decreased by $152,551 from the same period in the prior year, representing a 10.8% decrease, due to decreases in software license sales and contractual maintenance fees by Now Solutions.

Consulting revenue in the three months ended June 30, 2007 decreased by $41,608 from the same period in the prior year, which represented a 23% decrease, due to slow-downs in customer modifications and installations at new customers.

Other revenue in the three months ended June 30, 2007 increased by $11,704 from the same period in the prior year, which represented a 43% increase. Other revenue is primarily billable travel time and reimbursable travel expenses and decreases when consulting revenue decreases. However, other revenue also includes foreign currency gains and losses and other income. The foreign currency gain as a result of the strengthening Canadian dollar offset the decrease in reimbursable travel expenses for the three months ended June 30, 2007.

The Company had total revenues of $2,769,604 and $3,174,925 in the six months ended June 30, 2007 and 2006, respectively. The decrease in total revenue was $405,321 for the six months ended June 30, 2007 representing a 13% decrease compared to the total revenue for the six months ended June 30, 2006. Of the $2,769,604 in the six months ended June 30, 2007 and the $3,174,925 in the six months ended June 30, 2006, $2,769,604 and $3,168,975, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended June 30, 2007 decreased by $194,436 from the same period in the prior year, representing a 7% decrease due to decreases in software license sales and contractual maintenance fees by Now Solutions.

Consulting revenue in the six months ended June 30, 2007 decreased by $204,055, from the same period in the prior year, which represented a 46% decrease, due to slow-downs in customer modifications and installations at new customers.

Other revenue in the six months ended June 30, 2007 decreased by $6,830 from the same period in the prior year, which represented a 10% decrease. Other revenue is primarily billable travel time and reimbursable travel expenses and decreases when consulting revenue decreases. However, other revenue also includes foreign currency gains and losses and other income. The foreign currency gain as a result of the strengthening Canadian dollar partially offset the decrease in reimbursable travel expenses for the six months ended June 30, 2007.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,520,935 and $1,904,748 for the three months ended June 30, 2007 and 2006, respectively. The total operating expenses in the three months ended June 30, 2007 decreased by $383,813 compared to the operating expenses in the three months ended June 30, 2006, representing a 20% decrease. Of the $1,520,935 in the three months ended June 30, 2007 and the $1,904,748 in the three months ended June 30, 2006, Now Solutions accounted for $1,247,816 and $1,678,951, respectively. The decrease of $431,135 was primarily attributable to a reduction in amortization, legal fees, consulting and contract labor costs that were partially offset by increases in payroll and related benefits.

The Company had selling, general and administrative expenses of $3,570,069 and $4,068,226 in the six months ended June 30, 2007 and 2006, respectively. The total operating expenses in the six months ended June 30, 2007 decreased by $498,157 compared to the operating expenses in the six months ended June 30, 2006, representing a 12% decrease. Of the $3,570,069 in the six months ended June 30, 2007 and the $4,068,226 in the six months ended June 30, 2006, Now Solutions accounted for $2,777,316 and $3,446,004, respectively. The $498,157 decrease was primarily attributable to reductions in amortization, legal fees, consulting and contract labor costs that were partially offset by increases in payroll and related benefits.

Operating Loss. The Company had an operating loss of $82,094 and $283,451 in the three months ended June 30, 2007 and 2006, respectively. The operating loss decreased by $201,357 compared to the operating loss in the three months ended June 30, 2006, representing a decrease of 71%. The decrease was primarily attributable to a decrease in the revenues of $182,456 which was partially offset by a decrease in operating expenses of $383,813 as described in the above paragraph (Selling, General and Administrative Expenses).

The Company had an operating loss of $800,465 and $893,300 in the six months ended June 30, 2007 and 2006, respectively. The operating loss decreased by $92,835 compared to the operating loss in the six months ended June 30, 2006, representing an decrease of 10%. The decrease was attributable to a decrease in the operating expenses of $498,157 as described in the above paragraph (Selling, General and Administrative Expenses) and a decrease in revenues of $405,322.

Interest Expense. The Company had an interest expense of $187,285 and $157,608 for the three months ended June 30, 2007 and 2006, respectively. Interest expense increased in 2007 by $29,677, representing an increase of 19%, compared to the three months ended June 30, 2006. The increase was related to additional notes payable and the compounding effect of interest on late payments made on certain notes.

The Company had interest expense of $369,098 and $305,709 for the six months ended June 30, 2007 and 2006, respectively. Interest expense increased in 2007 by $63,389, representing an increase of 21%, compared to the six months ended June 30, 2006. The increase was related to additional notes payable, increased interest rates on certain notes, and the compounding effect of interest on late payments made on certain notes.

Net Loss. The Company had a net loss of $268,987 and $440,187 for the three months ended June 30, 2007 and 2006, respectively. Net loss as of June 30, 2007 decreased by $171,200, representing an decrease of 39%. The decrease was primarily attributable to a decrease in operating expenses of $383,813 as described in the above paragraph (Selling, General and Administrative Expenses). The decrease was partially offset by a decrease in revenues of $182,456 and an increase in interest expense of $29,677.

The Company had a net loss of $1,168,181 and $1,197,318 for the six months ended June 30, 2007 and 2006, respectively. Net loss as of June 30, 2007 decreased by $29,137, representing a decrease of 2%. The decrease was primarily attributable to a decrease in operating expenses of $498,157 as described in the above paragraph (Selling, General and Administrative Expenses), partially offset by a decrease in revenues of $405,322 and an increase in interest expense of $63,389.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $150,000 for the three months ended June 30, 2007 and 2006, respectively.

The total dividends applicable to Series A and Series C preferred stock were $294,000 and $300,000 for the six months ended June 30, 2007 and 2006, respectively.

Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $415,987 and $590,187 for the three months ended June 30, 2007 and 2006, respectively. Net loss attributed to common stockholders decreased by $174,200, representing a decrease of 30%, compared to the net loss attributed to common stockholders in the three months ended June 30, 2006. The decrease was primarily attributable to a decrease in the operating expenses of $383,813 as described in the above paragraph (Selling, General and Administrative Expenses), partially offset by decreased revenues of $182,456 and an increase in interest expense of $29,677.

The Company had a net loss attributed to common stockholders of $1,462,181 and $1,497,318 for the six months ended June 30, 2007 and 2006, respectively. Net loss attributed to common stockholders decreased by $35,137, representing an decrease of 2.3%, compared to the net loss attributed to common stockholders in the six months ended June 30, 2006. The decrease of $35,137 was primarily attributable to a decrease in the operating expenses of $498,157 as described in the above paragraph (Selling, General and Administrative Expenses), a decrease in revenues of $405,321 and an increase in interest expense of $63,389.

 Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended June 30, 2007 and 2006, respectively.

The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity And Capital Resources

At June 30, 2007, the Company had non-restricted cash-on-hand of $25,591 as compared to $15,528 at June 30, 2006.

Net cash used in operating activities for the six months ended June 30, 2007 was $105,738. This negative cash flow was primarily related to a net loss of $1,168,181 adjusted by total non-cash items of $67,303 (including depreciation and amortization of $31,686 and expenses paid by the issuance of common stock and restricted stock totaling $35,617), increases in all current liabilities items of $891,137, a decrease in receivables of $232,421, an increase in prepaid expenses of $28,643 and an increase in deferred revenue of $99,776.

Net cash used in investing activities for the six months ended June 30, 2007 was $55,131, which consisted of the purchase of equipment and software and the write-off of an investment.

Net cash provided by financing activities for the six months ended June 30, 2007 was $136,866, consisting of the issuance of $340,000 of new notes payable partially offset by repayment of notes payable of $203,134.

The total change in cash and cash equivalents for the six months ended June 30, 2007 when compared to six months ended June 30, 2006 was an increase of $211,948.

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

	Balance at	Due in Next Five Years
Contractual Obligations	06/30/07	2007	2008	2009	2010	2011+

Notes payable	$5,864,797	$3,086,103	$726,909	$274,140	$354,218	$1,423,427
Convertible debts	40,000	40,000	-	-	-	-
Operating lease	120,501	26,778	53,556	40,167	-	-
Total	$6,025,298	$3,152,881	$780,465	$314,307	$354,218	$1,423,427

Of the above notes payable of $5,864,797, the default situation is as follows:

Notes Payable	06/30/07	12/31/06

In default	$1,841,044	$2,263,638
Current	4,023,753	3,464,293

Total Notes Payable	$5,864,797	$5,727,931

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at June 30, 2007 was $18.7 million. Additionally, at June 30, 2007, the Company had negative working capital of approximately $12.2 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company is finalizing a judgment relating to the recent lawsuit won by the Company against Ross. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow or collect on the Ross judgment when perfected. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property and filed suit for patent infringement against Microsoft (for more details, see note 4, “Legal Proceedings”). The exact results of these opportunities are unknown at this time.

Market Risks

The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of June 30, 2007, there are no material gains or losses requiring separate disclosure.

Dividends

The Company has outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends at a rate of 4% on a semi-annual basis.

Related Party Transactions

In January 2005, in connection with the amendment of a $215,000 promissory note issued by NOW Solutions to the Company in September 2003 and assigned to Victor Weber in January 2004, the Company issued an additional 2,000,000 unregistered shares of common stock to Mr. Weber at a fair market value of $10,000. In October 2006, Mr. Weber and NOW Solutions and Taladin entered into an agreement concerning the note. Pursuant to the agreement, NOW Solutions and Taladin agreed to pay 5% of gross revenues derived from all new sales of the HRMS software solution (emPath®) to state and local governments until the balance under the note is paid. Under the terms of the amended note, NOW Solutions shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance as follows: (a) $60,000 by the date that is 6 months from the amendment date, (b) $30,000 by the date that is 7 months from the amendment date, (c) $30,000 by the date that is 8 months from the amendment date; (d) $30,000 by the date that is 9 months from the amendment date and (e) all outstanding principal and interest then outstanding by the date that is 11 months from the amendment date. In March 2007, the payment dates for this note were extended by an additional 60 days. In connection with the agreement, MRC pledged 5,000,000 shares of common stock of the Company to secure the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3. The note is delinquent.

Also in January 2005, the Company entered into a marketing agreement with CWI whereby CWI will be entitled to receive a percentage of fees for new customers of the Company generated by CWI’s efforts. Mr. Weber is a Director and President of GIS and a member of CWI.

Also in January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is in default. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

In July 2006, Stephen Rossetti loaned the Company $55,000. In connection with the loan, NOW Solutions agreed to pay $55,000 plus a commitment fee of $11,000 and issued a promissory note in the amount of $66,000 bearing interest at 10% per annum with a maturity date of September 7, 2006. In December 2006, the Company entered into an agreement with Mr. Rossetti concerning the $66,000 note as well as approximately $56,000 in fees owed to Markquest, Inc. Pursuant to the agreement, the Company cancelled the $66,000 note and issued a $113,734 promissory note bearing interest at 10% per annum. The note is amortized over 24 months with monthly payments beginning in January 2007. In connection with the agreement, the Company also agreed to give Mr. Rossetti 3,000,000 shares of common stock of the Company, which were booked at a fair market value of $48,000 in 2006. These shares were issued and delivered to Mr. Rossetti in April 2007. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc. For additional details on this note , please see “Notes Payable” under Note 3.

In October 2006, the Company issued a $200,000 promissory note, bearing interest at 10% per annum and due in September 2007, to Mr. Weber in connection with advances of $200,000 to TrueBaseline toward securing additional rights to StatePointPlus® and IA. Pursuant to the note, the Company shall pay 6% of gross revenues derived from all sales of StatePointPlus® (not to exceed $1.00 per user per month) until the balance under the note is paid. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In March 2007, the payment dates for this note were extended by an additional 60 days. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. For additional details on this note, please see “Notes Payable” under Note 3. The note is delinquent.

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

Also in April 2007, in connection with the transfer of 2,000,000 shares from Mr. Valdetaro to Tara Financial, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS in connection with a $40,000 loan from CCS. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver to various parties.

Also in connection with the loan of 10,000,000 shares by MRC to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company and pay for all costs associated with such transfer and the reimbursement of shares to MRC within one year. In addition, in the event that any of the shares of common stock of the Company pledged by MRC on behalf of the Company in connection with promissory notes issued by the Company (or its subsidiaries, as applicable) are sold to cover a default under the respective note, the Company agreed to reimburse MRC with a number of shares equal to the number of shares sold to cover the default under the respective note within 1 year, and to reimburse MRC for all costs associated with such sales and the reimbursement of shares to MRC related to such sales.

For additional related party transactions subsequent to June 30, 2007, please see “Subsequent Events” under Note 7.

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

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2007 and 2006, no costs were capitalized.

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

In accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” the Company recognizes revenue from license of computer software up-front provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivables is deemed probable, and no significant other vendor obligations exist.

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

We Are in Default or Delinquent Under Some Of Our Notes Payable, Certain Of Which Are Secured By Pledges Of Our Assets

As noted above under Note 3 to our Condensed Consolidated Financial Statements, the Company is currently in default or delinquent under the terms of some of its notes payable. While the terms of these notes vary, they typically permit the holder thereof to call the entire principal amount, plus accrued interest thereunder, due and payable upon the occurrence of an event of default. Further, certain of these notes are secured by different assets of the Company, including NOW Solutions’ assets which secure the various notes payable. Notwithstanding the foregoing, it is uncertain at this time what action, if any, will be taken by the holders of these notes that are in default or delinquent. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We Have Historically Incurred Losses And May Continue To Do So In The Future

We have historically incurred losses. In the six months ended June 30, 2007 and the year ended December 31, 2006, the Company had net losses applicable to common shareholders of $1,462,181 and $2,328,709, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

The Company’s Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at June 30, 2007 was $18.7 million. Additionally, at June 30, 2007, the Company had negative working capital of approximately $12.2 million (although it includes deferred revenue of approximately $2.6 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We had a working capital deficit of approximately $12.2 million at June 30, 2007, which means that our current liabilities exceeded our current assets by approximately $12.2 million (although it includes deferred revenue of approximately $2.6 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2007 were not sufficient to satisfy all of our current liabilities on that date.

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

Item 3. Controls and Procedures

(a) Evaluation Of Disclosure Controls And Procedures

The Company’s Principal Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in Reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls Over Financial Reporting

In March 2007, the Company hired David Braun as the Chief Financial Officer of the Company and NOW Solutions. Ms. Pantermuehl, the former Chief Financial Officer of the Company and NOW Solutions, has and will continue to provide accounting services to the Company and NOW Solutions, on a part-time basis, in exchange for remuneration.

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  NOW Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  NOW Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of NOW Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by NOW Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby NOW Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to NOW Solutions at closing, whereby NOW Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby NOW Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of NOW Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, NOW Solutions filed a motion to vacate the default, which motion was denied over the objections of NOW Solutions. NOW Solutions has filed a notice of appeal of this decision. NOW Solutions’ remaining counterclaims remain unaffected. In May 2006, NOW Solutions filed a motion for summary judgment in the derivative action in favor of NOW Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, NOW Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of NOW Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. NOW Solutions, Inc., seeking to dismiss certain counterclaims of NOW Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed NOW Solutions’ sixth and seventh counterclaims in the NOW Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007, and the matter has yet to be resolved.

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

In January 2005, PMM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $23,974 due under the promissory note issued to them by the Company and for failure to pay fees for professional services in the amount of $89,930 rendered to the Company, plus interest. In March 2005, the Company filed a demurrer. In April 2005, the Company answered the complaint, asserting various legal defenses. In October 2005, the parties entered into a settlement agreement. Pursuant to the terms of the settlement, the Company issued a promissory note to PMM in the amount of $75,000 with a maturity date of January 31, 2008, bearing interest at a rate of 6% per annum, which shall be paid in equal monthly installments of $ 3,125, beginning February 1, 2006 for a period of 24 months. In connection with the settlement, the lawsuit was dismissed. The note is in default. Bill Mills is a Director of the Company and a partner of PMM. PMM is the successor entity to Parker Mills & Patel, LLP.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. On July 13, 2007, Microsoft filed an answer to the Company’s complaint, alleging various defenses and counterclaims. On August 2, 2007, the Company filed a reply to Microsoft’s defenses and counterclaims.

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

In connection with a $40,000 loan made by CCS to the Company, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS. The Company is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. Mr. Valdetaro is the Chief Technology Officer of the Company. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

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

During the six months ended June 30, 2007, warrants to purchase 3,533,333 shares of common stock of the Company at an exercise price of $0.025 to $0.10 per share expired.

During the six months ended June 30, 2007, the Company issued 3,950,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions. 200,000 and 3,750,000 shares were issued pursuant to restricted stock agreements executed in 2006 and 2007 respectively with the Company that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement.

During the six months ended June 30, 2007, 3,489,290 unregistered shares of common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and NOW Solutions executed in 2005, 2006 and 2007.

During the six months ended June 30, 2007, 100,000 unregistered shares of the common stock of the Company were cancelled. These shares were issued pursuant to a restricted stock agreement with an employee of NOW Solutions executed in 2005.

For the period from July 1, 2007 to August 17, 2007, warrants to purchase 572,222 shares of common stock of the Company at an exercise price of $0.10 per share expired.

For the period from July 1, 2007 to August 17, 2007, 133,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and Now Solutions executed in 2006.

For the period from July 1, 2007 to August 17, 2007, 115,521 unregistered shares of the common stock of the Company were cancelled. Of these 115,521 shares, 84,521 shares had been issued pursuant to a restricted stock agreement with an employee of Now Solutions executed in 2006.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2007	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2007	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2007	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2007	Provided herewith

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

Date: August 17, 2007	Vertical Computer Systems, Inc.

	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

	By:	/s/ David Braun
David Braun
Chief Financial Officer