Form 10QSB
period 2007-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2007-11-19
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended September 30, 2007.

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
Yes ☐ No ☒

As of November 15, 2007, the issuer had 997,619,672 shares of common stock, par value $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VERTICAL COMPUTERS SYSTEMS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FORM 10-QSB

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Current Assets
Cash	$44,715	$83,482
Securities available for sale	-	2,760
Accounts receivable, net of allowance for bad debts of $167,980 and $167,980	434,525	863,907
Other receivable	110,085	110,085
Employee receivables	130,538	86,010
Prepaid expenses and other assets	46,662	41,750

Total Current Assets	766,525	1,187,995

Property and equipment, net of accumulated depreciation	95,669	83,611
Deposits and other	10,122	9,958

Total Assets	$872,316	$1,281,564

Liabilities and Stockholder's Equity/ (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$7,933,579	$6,251,710
Deferred revenue	2,099,794	2,659,522
Current portion - convertible debenture	40,000	40,000
Current portion-notes payable	3,085,574	2,544,682

Total current liabilities	13,158,947	11,495,914

Non-current portion-notes payable	2,777,310	3,183,249
Accrued dividends	3,954,712	3,513,712

Total liabilities	$19,890,969	$18,192,875

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

(Continued from previous page)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Stockholders' Equity (Deficit)

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
990,585,149 and 996,926,857 issued and outstanding	9,906	9,970

Additional paid-in-capital	27,965,905	28,208,434

Accumulated deficit	(47,639,944)	(45,802,957)

Accumulated other comprehensive income	94,182	121,943

Total Stockholders' deficit	(19,018,652)	(16,911,311)

Total liabilities and stockholders' deficit	$872,316	$1,281,564

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Revenues

Licensing and maintenance	$1,482,627	$1,193,682	$3,951,839	$3,857,330
Consulting Services	97,165	238,304	336,132	681,326
Other	(4,844)	36,858	56,581	105,113

Total Revenues	1,574,948	1,468,844	4,344,552	4,643,769

Selling , general and administrative expenses	1,622,463	1,633,841	5,192,532	5,702,067

Operating loss	(47,515)	(164,997)	(847,980)	(1,058,298)

Interest income	216	556	1,597	2,247
Interest expense	(180,507)	(139,078)	(549,605)	(444,786)

Net loss	(227,806)	(303,519)	(1,395,988)	(1,500,837)

Dividend applicable to preferred stock	(147,000)	(150,000)	(441,000)	(450,000)

Net loss applicable to common stockholders'	$(374,806)	$(453,519)	$(1,836,988)	$(1,950,837)

Basic and diluted loss per share	$(0)	$(0)	$(0)	$(0)

Basic and diluted weighted average	990,503,565	989,409,647	994,203,859	979,450,226
of common shares outstanding

Comprehensive loss and its components
consist of the following:
Net loss	$(227,806)	$(303,519)	$(1,395,988)	$(1,500,837)
Unrealized gain (loss) on securities available for sale	-	-	(3,603)	-
Translation adjustments	(6,126)	1,166	27,709	(13,449)
Comprehensive loss	$(233,932)	$(302,353)	$(1,371,882)	$(1,514,286)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2007	2006

Cash flows from operating activities

Net loss	$(1,395,988)	$(1,500,837)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	47,472	192,857
Non employee stock compensation	-	185,090
Employee stock compensation expense	47,408	28,217
Allowance for bad debts	-	7,500
Loan origination costs included in issuance of notes payable	11,586	-
Changes in operating assets and liabilities:
Accounts receivable	429,382	687,080
Receivable from officers and employees	(44,528)	(19,866)
Prepaid expenses	(5,076)	72,344
Accounts payable and accrued liabilities	1,391,869	954,463
Deferred revenue	(559,728)	(412,804)

Net cash provided by operating activities:	(77,603)	194,044

Cash flow from investing activities:
Write-off of investment	2,760	-
Purchase of equipment	(59,530)	(33,256)

Net cash used in investing activities	(56,770)	(33,256)

See accompanying notes to condensed consolidated financial statements

  (Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Continued from previous page)

	Nine months ended September 30
	2007	2006

Cash flow from financing activities:
Payment of notes payable	(302,033)	(1,132,569)
Proceeds from issuance of notes payable	425,400	717,000

Net cash used in financing activities	123,367	(415,569)

Effect of changes in exchange rates on cash	(27,761)	13,449

Net decrease in cash and cash equivalents,	(38,767)	(241,332)
Cash and cash equivalents, beginning of period	83,482	285,366
Cash and cash equivalents, end of period	$44,715	$44,034

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$328,779	$219,398
Non-cash investing and financing activities:
Effect of stock lent to the company	$290,000	$-
Conversion of accounts payable and accrued liabilities to notes payable	$-	$554,497
Conversion of convertible debentures	$-	$190,000

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at September 30, 2007 was approximately $19 million. Additionally, at September 30, 2007, the Company had negative working capital of approximately $12.4 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company was awarded a judgment of $3,151,216 relating to the recent lawsuit won by the Company against Ross Systems Inc. (“Ross”). However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow or collect on the Ross judgment. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

During the nine months ended September 30, 2007, warrants to purchase 5,250,001 shares of common stock of the Company at a price of $0.025 to $0.10 per share expired.

During the nine months ended September 30, 2007, the Company issued 3,750,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements executed in 2007 that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement.

During the nine months ended September 30, 2007, 3,689,292 unregistered shares of common stock of the Company issued to employees of the Company and Now Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005, 2006, and 2007.

During the nine months ended September 30, 2007, 184,521 unregistered shares of the common stock of the Company were cancelled. These shares had been issued pursuant to restricted stock agreements with employees of Now Solutions executed in 2005 and 2006.

For an update on common stock transactions since September 30, 2007, please see “Subsequent Events” in Note 7.

Note 3 - Notes Payable

	September 30, 2007	December 31, 2006

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
	161,504	161,504

Note payable in the amount of $50,000 to a third-party lender, bearing interest at 12% per annum. In May 2005, the Company and a third party lender amended the terms of the note. The Company agreed to commence monthly payments to the lender of $2,500 in June 2005, which would be raised to $4,000 beginning in October 2005, and to pay the lender’s reasonable attorney’s fees. The Company is in default.	35,568	35,568

	September 30, 2007	December 31, 2006

Note payable in the amount of $50,000 to a third-party lender, bearing interest at the rate of 12% per annum. The parties amended the terms of the note so that the Company would begin making monthly installment payments of $5,000 in July 2003, with the payments first applied to the $25,000 note (issued below) and then to the $50,000 note. The note has been in default since April 1, 2003.	50,000	50,000

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
	215,000	215,000

Note payable in the amount $25,000 promissory note, bearing interest at 10% per annum, was issued in April 2003 to a consultant of the Company’s subsidiary, EnFacet, Inc., for past services rendered. The note is payable in monthly $1,000 installments beginning in May 2003 to be replaced by $2,000 monthly installments beginning in October 2003. The note is in default.	25,000	25,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In connection with the note, the Company paid a commitment fee of $2,500. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.	11,000	11,000

Note payable in the amount of $17,500, bearing no interest to a third-party lender in consideration of a loan in the amount of $15,000, was due in June 2003. In July 2006, the Company issued 250,000 unregistered shares of the common stock of the Company to the third-party lender pursuant to the lender’s exercise of warrants to purchase the shares for a total of $1,875. The purchase price was offset against monies owed under note payable. This note is in default.	11,000	11,000

Note payable in the amount of $10,000 issued by EnFacet to a third-party lender, bearing interest at 8% per annum, unsecured, with principal and interest due on June 1, 2002. EnFacet has been in default since December 31, 2002.	10,000	10,000

Note payable in the amount of $10,365 dated January 17, 2003 bearing an interest of 10% per annum, with principal and interest due on December 5, 2003. Payments of $3,000 were made on this note in 2003. This note is in default.	7,365	7,365

	September 30, 2007	December 31, 2006

Note payable in the amount of $23,030 dated March 21, 2003 bearing an interest of 12% per annum, with principal and interest due on April 21, 2004. This note is in default.	23,030	23,030

Note payable in the amount of $60,000 issued by GIS to a third-party dated November 5, 2003, bearing an interest of 10% per annum, with principal and interest due on November 5, 2004. The note is secured by 4,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	60,006	60,006

Note payable in the amount of $40,000 issued by GIS to a third-party dated November 19, 2003, bearing an interest of 10% per annum, with principal and interest due on November 19, 2004. The note is secured by 3,000,000 shares of common stock of the Company that are owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	40,000	40,000

Note payable in the amount of $5,000 to Mr. James Salz, bearing interest at 10% per annum with principal and interest due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

Note payable in the amount of $10,000 to Mr. James Salz, bearing interest at 10% per annum. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

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
	223,489	438,489

September 30, 2007	December 31, 2006

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
415,514	435,023

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
138,727	145,868

September 30, 2007	December 31, 2006

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
417,235	427,134

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
345,111	350,006

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
915,632	929,721

	September 30, 2007	December 31, 2006

Note payable in the amount of $51,000 issued by the Company in September 2006 to a third party lender, bearing interest at 10% per annum. The note was issued in connection with a $50,000 loan and includes $1,000 in legal fees. In connection with the loan, the Company issued 1,000,000 unregistered shares of common stock of the Company (at a fair-market value of $18,000). The note is in default.	28,500	51,000

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
	91,000	100,000

Note payable in the amount of $113,734 issued by NOW Solutions to Stephen Rossetti in December 2006, bearing interest at 10% per annum. The note was issued in connection with the cancellation of a $66,000 note payable issued to Mr. Rossetti in July 2006 and approximately $56,000 in fees owed to Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc. The note is amortized over 24 months with monthly payments beginning in January 2007. The note is in default.	113,734	113,734

	September 30, 2007	December 31, 2006

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
	300,000	-

Note payable in the amount of $40,000 issued by the company to CCS, bearing interest at 12% per annum, and due in July 2007. The Company or an individual acting on the Company’s behalf is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. The note is in default.	40,000	-

Note payable, dated August 2007, in the amount of $46,586 to Stephen Rossetti, bearing interest at 10% per annum, with principal and interest due on demand. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.	46,586	-

Note payable, dated August 2007, in the amount of $20,000 to a third party lender, bearing interest at 12% per annum, with principal and interest due on demand.	20,000	-

Note payable, dated August 2007, in the amount of $30,400 to Victor Weber, bearing interest at 12% per annum, with principal and interest due on demand. . Mr. Weber is the President and a Director of GIS and a member of CWI.	30,400	-

Total notes payable	5,862,884	5,727,931
Current maturities	(3,085,574)	(2,544,682

Long-Term portion of notes payable	$2,777,310	$3,183,249

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  NOW Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  NOW Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of NOW Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by NOW Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby NOW Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to NOW Solutions at closing, whereby NOW Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby NOW Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of NOW Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, NOW Solutions filed a motion to vacate the default, which motion was denied over the objections of NOW Solutions. NOW Solutions has filed a notice of appeal of this decision. NOW Solutions’ remaining counterclaims remain unaffected. In May 2006, NOW Solutions filed a motion for summary judgment in the derivative action in favor of NOW Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, NOW Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of NOW Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. NOW Solutions, Inc., seeking to dismiss certain counterclaims of NOW Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed NOW Solutions’ sixth and seventh counterclaims in the NOW Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007. In September 2007, the court awarded Now Solutions a judgment in the amount of $3,151,216, which consisted of $1,279,483 for Now Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 of accrued interest. Now Solutions is currently seeking to collect the amounts due under the judgment. The judgment was entered on October 11, 2007.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. On July 13, 2007, Microsoft filed an answer to the Company’s complaint, alleging various defenses and counterclaims. On August 2, 2007, the Company filed a reply to Microsoft’s defenses and counterclaims. The court has set trial for March 2009.

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through September 30, 2007.

In December 2001, the Company issued 5-year warrants to the President and Chief Executive Officer of the Company to purchase a total of 20,600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. All shares had vested but 19,455,557 shares have expired through September 30, 2007.

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

In March 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of common stock of the Company at a strike price of $0.014 per share in connection with an employment agreement. The options are vested and will expire in March 2009.

For an update on warrants and stock options since September 30, 2007, please see “Subsequent Events” in Note 7.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/06	2,500,000	-	31,394,444	0.029

Options/Warrants exercised	-	-	-	-

Options/Warrants expired/cancelled	-	-	5,250,001	0.099

Outstanding at 09/30/07	2,500,000	-	26,144,443	0.020

Information relating to stock options/warrants as of September 30, 2007, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price
Incentive Stock Options
$0.01 - $0.09	2,500,000	17.23	$0.014	2,500,000	$0.014
	2,500,000	17.23	$0.014	2,500,000	$0.014
Warrants
$0.003 - $0.100	26,144,443	14.29	$0.021	26,144,443	$0.021
	26,144,443	14.29	$0.021	26,144,443	$0.021

Grand total	28,644,443	14.54	$0.020	28,644,443	$0.020

Restricted Stock

Summary of Employee and Consultants Restricted Stock Awards

The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and NOW Solutions for the period that runs from January 1, 2005 through September 30, 2007.

During 2005, the Company issued 5,100,000 unregistered shares of common stock of the Company to employees of NOW Solutions pursuant to restricted stock agreements. The shares vest in equal amounts each year over a 3-year period. Of these shares, 1,665,480 have vested and 850,000 have been cancelled through September 30, 2007.

During 2006, the Company agreed to issue 12,525,000 unregistered shares of common stock of the Company to employees and consultants of NOW Solutions and the Company pursuant to restricted stock agreements. Of the 12,525,000 shares the Company agreed to issue, 1,000,000 shares had no vesting period, 6,200,000 shares vest over a 1-year period and 5,325,000 shares vest in equal amounts each year over a 3-year period. Of these 12,525,000 shares, 6,973,810 have vested and 3,351,187 shares have been cancelled though September 30, 2007.

During the nine months ended September 30, 2007, the Company issued 3,750,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions. These shares were issued pursuant to restricted stock agreements executed in 2007 with the Company that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement. Of those shares, 500,000 are vested.

For issuances, vesting, and cancellations of restricted stock since September 30, 2007, please see “Subsequent Events” in Note 7.

The following activity has occurred through September 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value

Stock awards:
Non-vested balance at December 31, 2006	8,158,336	$0.010512
Granted	3,750,000	0.0173733
Vested	3,689,292	0.01284
Forfeited / Cancelled	184,521	0.0067
Non-vested balance at September 30, 2007	8,034,523	0.01859

As of September 30, 2007, there was $69,668 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.91 years.

Note 7 - Subsequent Events

For the period from October 1, 2007 to November 15, 2007, warrants to purchase 572,222 shares of the common stock of the Company at an exercise price of $0.10 per share expired.

For the period from October 1, 2007 to November 15, 2007, 950,000 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and Now Solutions executed in 2005.

As of the Date of this Report for the period ended September 30, 2007, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company:

997,619,672	Common Stock Issued
25,572,221	Common Shares that may be purchased from outstanding Warrants (or have been purchased but not issued)
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,000,000	Common Shares that the Company is obligated to issue pursuant to a previously executed agreement
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,084,063,867	Total Common Shares Outstanding or Accounted For/Reserved

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

The Company recently released a new version of emPath® (emPath® 6.4) which encompasses ASP.net and a new user interface which has increased the customization capabilities. These new features, when coupled with the Brazil development staff gaining experience (over one year in existence) on the product, will enable for substantially faster development. The Company is also exploring opportunities to utilize emPath®’s powerful payroll component to provide private label contracting to existing HR providers as well as payroll providers in localized markets. Additionally, the Company has completed months of testing its emPath® SaaS model to ensure a robust and competitive solution.

The Company is converting its SiteFlash™ product as a SaaS model with initial marketing concentration in the affiliate, government and publishing markets.

The Company, through its distribution agreements for StatePointPlus® and IA, is marketing the combined products as a Managed Baseline Solution.

The Company is pursuing licensing its intellectual property and protecting its intellectual property rights.

The Company’s current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE

Human Resources and Payroll	emPath®	NOW Solutions	NOW Solutions
Large Corporations and Universities	SiteFlash™	Vertical Computer	Vertical Computer Systems
Government Sector- Emergency Response	ResponseFlash™	Vertical Computer	GIS
Publishing Content	NewsFlash™	Vertical Computer	EnFacet
Emily® XML Scripting Language	Emily®	Vertical Computer	Vertical Internet Solutions
Security	IA	CWI	Vertical Computer Systems
IT Management and Compliance	StatePointPlus®	CWI	Vertical Computer Systems

Results of Operations

Total Revenues. The Company had total revenues of $1,574,948 and $1,468,844 in the three months ended September 30, 2007 and 2006, respectively. The increase in total revenue was $106,104 for the three months ended September 30, 2007 representing a 7% increase compared to the total revenue for the three months ended September 30, 2006. Of the $1,574,948 in the three months ended September 30, 2007 and the $1,468,844 in the three months ended September 30, 2006, $1,574,948 and $1,467,628, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended September 30, 2007 increased by $288,945 from the same period in the prior year, representing a 24% increase, due to increases in software license sales and contractual maintenance fees by Now Solutions.

Consulting revenue in the three months ended September 30, 2007, decreased by $141,139 from the same period in the prior year, which represented a 59% decrease, due to slow-downs in customer modifications, training needs and installations at new customers.

Other revenue in the three months ended September 30, 2007 decreased by $41,702 from the same period in the prior year, which represented a 113% decrease. Other revenue is primarily billable travel time and reimbursable travel expenses. However, other revenue also includes foreign currency gains and losses and other income. The foreign currency loss in Canada and Brazil along with almost no reimbursable travel expenses for the three months ended September 30, 2007 caused the sharp decline.

The Company had total revenues of $4,344,552 and $4,643,769 in the nine months ended September 30, 2007 and 2006, respectively. The decrease in total revenue was $299,217 for the nine months ended September 30, 2007 representing a 5% decrease compared to the total revenue for the nine months ended September 30, 2006. Of the $4,344,552 in the nine months ended September 30, 2007 and the $4,643,769 in the nine months ended September 30, 2006, $4,344,552 and $4,636,577, respectively, was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the nine months ended September 30, 2007 increased by $94,509 from the same period in the prior year, representing a 3% increase, due to increases in maintenance revenues from current customers. This increase was partially offset by a decrease in new software licenses by Now Solutions when compared to the nine months ended September 30, 2007.

Consulting revenue in the nine months ended September 30, 2007 decreased by $345,194, from the same period in the prior year, which represented a 51% decrease, due to slow-downs in customer modifications and installations at new customers.

Other revenue in the nine months ended September 30, 2007 decreased by $48,532 from the same period in the prior year, which represented a 46% decrease. Other revenue is primarily billable travel time and reimbursable travel expenses and decreases when consulting revenue decreases.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,622,463 and $1,633,841 for the three months ended September 30, 2007 and 2006, respectively. The total operating expenses in the three months ended September 30, 2007 decreased by $11,378 compared to the operating expenses in the three months ended September 30, 2006, representing a 1% decrease. Of the $1,622,463 in the three months ended September 30, 2007 and the $1,633,841 in the three months ended September 30, 2006, Now Solutions accounted for $1,476,015 and $1,463,301, respectively. The decrease of $11,378 was primarily attributable to a reduction in advertising and promotions, travel and contract labor, offset by increases in payroll and related costs, legal fees, office rent and consulting costs.

The Company had selling, general and administrative expenses of $5,192,532 and $5,702,067 in the nine months ended September 30, 2007 and 2006, respectively. The total operating expenses in the nine months ended September 30, 2007 decreased by $509,535 compared to the operating expenses in the nine months ended September 30, 2006, representing a 9% decrease. Of the $5,192,532 in the nine months ended September 30, 2007 and the $5,702,067 in the nine months ended September 30, 2006, Now Solutions accounted for $4,253,331 and $4,909,306, respectively. The $509,535 decrease was primarily attributable to reductions in amortization, travel, legal fees, consulting and contract labor costs that were partially offset by increases in payroll and related benefits and loan commitment fees.

Operating Loss. The Company had an operating loss of $47,515 and $164,997 in the three months ended September 30, 2007 and 2006, respectively. The operating loss decreased by $117,482 compared to the operating loss in the three months ended September 30, 2006, representing a decrease of 71%. The decrease was primarily attributable to an increase in the revenues of $106,104 and a decrease in operating expenses of $11,378 as described in the above paragraph (Selling, General and Administrative Expenses).

The Company had an operating loss of $847,980 and $1,058,298 in the nine months ended September 30, 2007 and 2006, respectively. The operating loss decreased by $210,317 compared to the operating loss in the nine months ended September 30, 2006, representing a decrease of 20%. The decrease was primarily attributable a decrease in selling, general and administrative expenses of $509,535 discussed above, partly offset by a reduction in revenues of $299,217.

Interest Expense. The Company had an interest expense of $180,507 and $139,078 for the three months ended September 30, 2007 and 2006, respectively. Interest expense increased in the third quarter of 2007 by $41,429, representing an increase of 30%, compared to the three months ended September 30, 2006. The increase was related to additional notes payable and the compounding effect of interest on late payments made on certain notes.

The Company had interest expense of $549,605 and $444,786 for the nine months ended September 30, 2007 and 2006, respectively. Interest expense increased in 2007 by $104,819, representing an increase of 24%, compared to the nine months ended September 30, 2006. The increase was related to additional notes payable, increased interest rates on certain notes, and the compounding effect of interest on late payments made on certain notes.

Net Loss. The Company had a net loss of $227,806 and $303,519 for the three months ended September 30, 2007 and 2006, respectively. Net loss for the three months ended September 30, 2007 decreased by $75,713, representing a decrease of 25%. The decrease was primarily attributable to an increase in revenues of $106,104 and a decrease in operating expenses of $11,378 as described in the above paragraph (Selling, General and Administrative Expenses). The decrease was partially offset by an increase in interest expense of $41,429.

The Company had a net loss of $1,395,988 and $1,500,837 for the nine months ended September 30, 2007 and 2006, respectively. Net loss for the nine months ended September 30, 2007 decreased by $104,849, representing a decrease of 7%. The decrease was primarily attributable to a decrease in operating expenses of $509,535 as described in the above paragraph (Selling, General and Administrative Expenses), partially offset by a decrease in revenues of $299,217 and an increase in interest expense of $104,819.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulated preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $150,000 for the three months ended September 30, 2007 and 2006 respectively.

The total dividends applicable to Series A and Series C preferred stock were $441,000 and $450,000 for the nine months ended September 30, 2007 and 2006, respectively.

Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $374,806 and $453,519 for the three months ended September 30, 2007 and 2006, respectively. Net loss attributed to common stockholders decreased by $78,713, representing a decrease of 17%, compared to the net loss attributed to common stockholders in the three months ended September 30, 2006. The decrease was primarily attributable to an increase in revenues of $106,104 and a decrease in the operating expenses of $11,378 as described in the above paragraph (Selling, General and Administrative Expenses), partially offset by an increase in interest expense of $41,429.

The Company had a net loss attributed to common stockholders of $1,836,988 and $1,950,837 for the nine months ended September 30, 2007 and 2006, respectively. Net loss attributed to common stockholders decreased by $113,849, representing a decrease of 6%, compared to the net loss attributed to common stockholders in the nine months ended September 30, 2006. The decrease was primarily attributable a decrease in operating expenses of $509,535 as described in the above paragraph (Selling, General and Administrative Expenses), partially offset by a decrease in revenues of $299,217 and an increase in interest expense of $104,819.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended September 30, 2007 and 2006, respectively. The Company had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity And Capital Resources

At September 30, 2007, the Company had non-restricted cash-on-hand of $44,715 as compared to $44,034 at September 30, 2006.

Net cash used in operating activities for the nine months ended September 30, 2007 was $77,603. This negative cash flow was primarily related to a net loss of $1,395,988 adjusted by total non-cash items of $106,466 (including depreciation and amortization of $47,472, loan origination costs included in new notes payable of $11,586, and expenses paid by the issuance of common stock and restricted stock options totaling $47,408), increases in accounts payable and accrued liabilities of $1,391,869, a decrease in deferred revenue of $559,728, a decrease in receivables of $429,382, and an increase in prepaid expenses of $5,076.

Net cash used in investing activities for the nine months ended September 30, 2007 was $56,770, which consisted of the purchase of equipment and software.

Net cash from financing activities for the nine months ended September 30, 2007 was $123,367, consisting of the repayment of notes payables of $302,033 which was partially offset by the issuance of $425,400 of new notes payable.  In addition, common stock lent to the company of $290,000 by company executives and related parties resulted in a non-cash financing activity.

The total change in cash and cash equivalents for the nine months ended September 30, 2007 when compared to nine months ended September 30, 2006 was an increase of $202,565.

As of the date of the filing of this Report, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans, renegotiating the terms of its existing debt and/or increasing sales with its new products. The Company’s inability to raise such funds or renegotiate the terms of its existing debt will significantly jeopardize its ability to continue operations.

Contractual Obligations	Balance at	Due in Next Five Years
	09/30/07	2007	2008	2009	2010	2011+
Notes payable	$5,862,884	$3,085,574	$723,485	$274,226	$307,560	$1,472,039
Convertible debts	40,000	40,000	-	-	-	-
Operating lease	167,942	35,150	87,044	45,748	-	-
Total	$6,070,826	$3,860,724	$810,529	$319,974	$307,560	$1,472,039

Of the above notes payable of $5,862,884, the default situation is as follows:

Notes Payable	09/30/07	12/31/06

In default	$2,361,950	$2,263,638
Due under terms of the note	3,500,934	3,464,293

Total Notes Payable	$5,862,884	$5,727,931

Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at September 30, 2007 was approximately $19 million. Additionally, at September 30, 2007, the Company had negative working capital of approximately $12.4 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted or is delinquent on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is continuing its efforts to attempt to secure funds through equity and/or debt instruments for its operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with the Company’s anticipated changes in operations and infrastructure. In addition, the Company was awarded a judgment of $3,151,216 relating to the recent lawsuit won by the Company against Ross Systems Inc. (“Ross”). However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow or collect on the Ross judgment. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property and filed suit for patent infringement against Microsoft (for more details, see Note 4, “Legal Proceedings”). The exact results of these opportunities are unknown at this time.

Market Risks

The Company anticipates that it will have activities in foreign countries in future periods. These operations will expose the Company to a variety of financial and market risks, including the effects of changes in foreign currency exchange rates and interest rates. As of September 30, 2007, there are no material gains or losses requiring separate disclosure.

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

In July 2007, the Company agreed to pay $46,586 to Stephen Rossetti for a loan, with the principal bearing at 10% per annum and principal and interest due on demand. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

In August 2007, the Company agreed to pay Victor Weber $30,400 to Victor Weber for a loan, with the principal bearing interest at 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS and a member of CWI.

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

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2007 and 2006, no costs were capitalized.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2004, in accordance with Financial Accounting Standard No. 142 (“SFAS No 142”), the Company determined that there was $1,760,000 impairment in goodwill, all of which was located in the Company. During the nine months ended September 30, 2007, the Company determined that there was no impairment in goodwill, since all goodwill in the Company had been written-off.

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

We Are in Default Under Substantially All Of Our Notes Payable, Certain Of Which Are Secured By Pledges Of Our Assets

As noted above under Note 3 to our Condensed Consolidated Financial Statements, the Company is currently in default under the terms of substantially all of its notes payable. While the terms of these notes vary, they typically permit the holder thereof to call the entire principal amount, plus accrued interest thereunder, due and payable upon the occurrence of an event of default. Further, certain of these notes are secured by different assets of the Company, including Now Solutions’ assets which secure the Taladin note payable. Notwithstanding the foregoing, it is uncertain at this time what action, if any, will be taken by the holders of these notes in light of these defaults. While the Company is attempting to cure these defaults, it can offer no assurances that such attempts will be successful. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We Have Historically Incurred Losses And May Continue To Do So In The Future

We have historically incurred losses. In the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company had net losses applicable to common shareholders of $1,836,988 and $2,328,709, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

The Company’s Ability To Continue As A Going Concern Is Dependent On Its Ability To Raise Additional Funds And To Establish Profitable Operations.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at September 30, 2007 was approximately $19 million. Additionally, at September 30, 2007, the Company had negative working capital of approximately $12.4 million (although it includes deferred revenue of approximately $2.1 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of approximately $12.4 million at September 30, 2007, which means that our current liabilities exceeded our current assets by approximately $12.4 million (although it includes deferred revenue of approximately $2.1 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on that date.

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  NOW Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  NOW Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of NOW Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by NOW Solutions include the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims include: (i) breach of the covenant not to compete, whereby NOW Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to NOW Solutions at closing, whereby NOW Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby NOW Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In December 2004, Ross filed a motion to dismiss two of NOW Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW Solutions in violation of the covenant. In February 2005, Ross’ motion was granted. Thereafter, NOW Solutions filed a motion to vacate the default, which motion was denied over the objections of NOW Solutions. NOW Solutions has filed a notice of appeal of this decision. NOW Solutions’ remaining counterclaims remain unaffected. In May 2006, NOW Solutions filed a motion for summary judgment in the derivative action in favor of NOW Solutions and against Ross on the second, fifth, sixth, and seventh causes of action seeking damages in excess $4,137,788 plus attorney’s fees. In addition, NOW Solutions’ motion for summary judgment seeks to dismiss the first through thirteenth affirmative defenses of Ross. In May 2006, Ross filed a motion for summary judgment seeking to dismiss all claims of NOW Solutions in the derivative action. At that time Ross also filed a motion for summary judgment in the action of Ross v. NOW Solutions, Inc., seeking to dismiss certain counterclaims of NOW Solutions therein. In July 2006, the court held a hearing on all three summary judgment motions. The court rendered decisions on the motions on November 30, 2006. The court dismissed NOW Solutions’ sixth and seventh counterclaims in the NOW Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007. In September 2007, the court awarded Now Solutions a judgment in the amount of $3,151,216, which consisted of $1,279,483 for Now Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 of accrued interest. Now Solutions is currently seeking to collect the amounts due under the judgment. The judgment was entered on October 11, 2007.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. On July 13, 2007, Microsoft filed an answer to the Company’s complaint, alleging various defenses and counterclaims. On August 2, 2007, the Company filed a reply to Microsoft’s defenses and counterclaims. The court has set trial for March 2009.

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

During the nine months ended September 30, 2007, warrants to purchase 5,250,001 shares of common stock of the Company at an exercise price of $0.025 to $0.10 per share expired.

During the nine months ended September 30, 2007, the Company issued 3,750,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements executed in 2007 that provide for the shares to vest up to three years in equal installments at the anniversary date of the agreement.

During the nine months ended September 30, 2007, 3,689,292 unregistered shares of common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and NOW Solutions executed in 2005, 2006 and 2007.

During the nine months ended September 30, 2007, 184,521 unregistered shares of the common stock of the Company were cancelled. These shares had been issued pursuant to restricted stock agreements with employees of NOW Solutions executed in 2005 and 2006.

For the period from October 1, 2007 to November 15, 2007, warrants to purchase 572,222 shares of common stock of the Company at an exercise price of $0.10 per share expired.

For the period from October 1, 2007 to November 15, 2007, 950,000 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and Now Solutions executed in 2005.

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

Item 3.    Defaults Under Senior Securities

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a)	Exhibits

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2007	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2007	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2007	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2007	Provided herewith

(b)	Reports on Form 8-K:

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

On September 11, 2007, the New York Supreme Court awarded attorney's fees in the amount of $912,464 to Now Solutions (the wholly owned subsidiary of the Company) in the action of Ross Systems, Inc. v. NOW Solutions, Inc. The award was made pursuant to motions for attorneys' fees filed in August 2007 by Now Solutions and Ross Systems, Inc.

Now Solutions is in the process of entering the judgment in the total amount of $2,191,946, plus statutory (simple) interest at 9% per annum from the date the claim accrued. (Subsequent to the filing of the foregoing 8-K, the judgment was entered on October 11, 2007).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2007

Vertical Computer Systems, Inc.

	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

By:	/s/ David Braun
David Braun
Chief Financial Officer