Form 10KSB
period 2007-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2008-04-22
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _____ to _____

_________________________

Commission file number 0-28685
_________________________

VERTICAL COMPUTER SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	65-0393635
(State of Incorporation)	(I.R.S. Employer Identification No)

101 West Renner Road, Suite 300
Richardson, TX 75082
(Address of Principal Executive Offices)

(817) 348-8717
(Issuer’s Telephone Number)

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2007: $5,895,726

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: $16,433,733 based on the closing price for the common stock of $0.019 per share on April 15, 2008, as reported on the Over-the Counter Bulletin Board.

As of April 15, 2008, the issuer had 998,235,151 shares of common stock, par value $.00001, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Principal Accounting Officer
Exhibit 32.1	Section 906 Certification by Chief Executive Officer
Exhibit 32.2	Section 906 Certification by Principal Accounting Officer

PART I

Item 1. Description of Business

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” &l t;/e m>“estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Background

Vertical Computer Systems, Inc. (“Vertical”, the “Company”, or the “Registrant”) was incorporated in the State of Delaware in March 1992. The Company operated as a non-reporting public shell company until October 1999, at which time the Company acquired all the outstanding capital stock of Externet World, Inc., an Internet service provider and became an operating entity. In April 2000, the Company acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc. (“SFT”), a company with no operations. Also in April 2000, the Company merged SFT into the Company, as a consequence of which the outstanding shares of SFT were cancelled, the Company became the surviving entity, and the Company assumed SFT’s reporting obligations pursuant to Section 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In February 2004, the Company purchased the minority interests in its 60% owned subsidiary, NOW Solutions LLC “NOW Solutions”), resulting in the Company’s 100% ownership of Now Solutions. Later in 2004, Now Solutions was converted from an LLC into a corporation.

In November 2005, the Company formed Taladin, Inc. (“Taladin”), a Texas corporation. Also in November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.

In January 2006, the Company opened an office in Brazil in conjunction with NOW Solutions to provide software development and to market the Company’s software to distributors in Brazil. In April 2006, the Company formed OptVision Research, Inc. (“OptVision Research”), a Texas corporation.

In April 2007, the Company formed Vertical Healthcare Solutions, Inc. (“VHS”), a Texas corporation.

The Company’s software products that are presently being marketed are HRMS emPath® 6.4 (“emPath®”), ResponseFlash™ and SiteFlash™. The Company has licensed, as a sublicensee, the rights to market IA (formerly ImmuneApp) and StatePointPlus®, and is marketing these products individually and collectively as a managed baseline solution (“Managed Baseline Solution”). For a description of these products, please see the section entitled “Business Overview”. NOW Solutions is marketing emPath® in the United States and Canadian markets. For a description of this new delivery model, please see the section entitled “Business Overview”. The Company intends to market its other software products internationally commencing in Canada, Italy and Brazil either directly through the Company and its subsidiaries, or through agreements with national and regional distributors.

Business Overview

The Company is a multi-national provider of Internet core technologies, administrative software, and software services through its distribution network with operations or sales in the United States, Canada, Japan, and Brazil and also is in active negotiations in Italy and the UK to establish a business presence. The Company's primary Internet core technologies include SiteFlash™, ResponseFlash™, and the Emily® XML Scripting Language, which can be used to build Web services. The Company's main administrative software product is emPath®, which is designed to handle complex Payroll and Human Resources challenges. Software services provided by the Company include emPath® — delivered as a SaaS — and its Managed Baseline Solution.

The Company attempts to acquire marketing rights for products which, in the Company’s belief, are proven and best of breed; are profitable or on the path to profitability; are complementary to our other software offerings; and provide cross-product distribution channels. The Company’s business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

The Company’s current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE

Human Resources and Payroll	emPath®	NOW Solutions
Large Corporations and Universities	SiteFlash™	Vertical Computer
Government Sector- Emergency Response	ResponseFlash™	Vertical Computer	GIS
Publishing Content	NewsFlash™	Vertical Computer
Emily® XML Scripting Language	Emily®	Vertical Computer
Security	IA	CW International	Vertical Computer Systems
IT Management and Compliance	StatePointPlus®	CW International	Vertical Computer Systems

Administrative Software

The Company’s primary administrative software technology is emPath®, a human resources/payroll software, which is developed, marketed and maintained by its wholly-owned subsidiary, NOW Solutions. The Company’s administrative software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a SaaS (Software as a Service).

The Company recently released a new version of emPath® (emPath® 6.4) which encompasses ASP.net and a new user interface which has increased customization capabilities. These new features, when coupled with experience gained with the product by the Brazil-based development staff (over one year), will facilitate substantially faster development. The Company is also exploring opportunities to utilize emPath®’s powerful payroll component to provide private label contracting to existing payroll providers in localized markets.

The Company believes that its administrative software services provide customers with upfront cost savings and productivity increases for everyday operations, including competitive set-up charges and implementation times.

Internet Core Technologies

Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product for rapid deployment of all software products throughout the Company’s distribution system. The Company continues to develop specialized software applications that the Company can utilize in new products.

The Company’s primary core internet technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, which permits these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website. Once all of the components of a Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content consists of text, pictures or multimedia. Form includes graphics and web site colors, layout and design. Function refers to the activities performed by or actions executed on the Website. In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites. This separation of form, function, and content also allows for the rapid creation of affiliated Websites. This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the Web arena.

The Company offers SiteFlash™ as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of two additional software application products: ResponseFlash™ and NewsFlash™. ResponseFlash™ was installed by the Metropolitan Emergency Communications Agency in Marion County, which includes Indianapolis, Indiana. NewsFlash™ is used by newspapers (e.g. La Opinion and Japan’s Hochi). SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash™ from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including wireless devices such as PDAs and cellular phones) framework. Initially, Government Internet Systems (“GIS”), a majority-owned subsidiary of the Company, will focus on marketing ResponseFlash™, a Web-based emergency communication system, in the homeland security area to all government sectors excluding the public education (i.e., schools, colleges, and universities).

Currently, the Company is converting its SiteFlash™ product as a SaaS model with initial marketing efforts concentrated in the affiliate, government and publishing markets.

See “Legal Proceedings” regarding an infringement claim that the Company has initiated in federal court against Microsoft.

The second core Internet technology the Company has developed is the patent-pending Emily® XML scripting language, which is Java compatible. XML is a flexible way to create common information formats and share both the format and the date on the World Wide Web, intranets, and elsewhere. The Emily® work platform, also known as “the Emily® Framework”, consists of executable programs, files, configuration data and documentation needed to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web. The Emily® Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion® or Microsoft FrontPage®. The primary component of the Emily® Framework is Markup Language Executive, a programming language that runs on Windows®, Linux and several UNIX platforms.

Software Services

In addition to its standard emPath® offering, NOW Solutions provides a new delivery model known as software-as-a-service, also referred to as SaaS. SaaS is a software application delivery model where the Company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs. The term "SaaS" has become the industry adopted reference term, generally replacing the earlier terms "On-Demand" and "ASP" (Application Service Provider). The Company has completed months of testing its emPath® SaaS model to ensure a robust and competitive solution.

The Company is currently marketing IA (formerly ImmuneApp) and StatePointPlus®, presenting these products individually or collectively as a Managed Baseline Solution. IA is a security software program that allows a system administrator to stop the use of unauthorized programs, including unlicensed software, viruses, Trojans, spyware, adware and malicious code. StatePointPlus® is an intelligent System Baseline Management patented technology that improves information technology management by providing a highly cost-effective complete inventory of network hardware, giving a complete picture of all existing workstations, servers, and software on a network. The technology also provides a self-healing function to reverse unauthorized changes to systems, ensuring that IT systems are in compliance with company policies and standards as well as government regulations, including HIPAA, Sarbanes-Oxley and ISO. The Company currently has exclusive rights to distribute IA, StatePointPlus® and the Managed Baseline Solution to all users in Brazil, and in the healthcare and government sectors in the United States. The Company may distribute IA, StatePointPlus®, and the Managed Baseline Solution to any other users on a non-exclusive basis, subject to registration.

Business Operations and Divisions

The Company’s business operations are grouped into the following divisions: NOW Solutions, GIS, Vertical Internet Solutions (“VIS”), EnFacet, Inc. (“EnFacet”), Globalfare.com (“Globalfare”), Pointmail.com, Inc. (“Pointmail”), Taladin, OptVision Research, VHS, minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a wholly-owned subsidiary.

NOW Solutions specializes in end-to-end, fully integrated human resource and payroll solutions to large and mid-size companies. NOW Solutions has clients ranging from private businesses to government agencies, who typically employ 400 or more employees. NOW Solutions currently markets emPath®, which handles complex human resource and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation structures. The Company believes that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese and Chinese) and flexible software solution, without the multi-million dollar implementation budgets of the major competitors.

The existing revenue model of NOW Solutions is based primarily upon three components: licensing fees, professional consulting services, and renewable maintenance fees. In addition, since the end of 2006, NOW Solutions has been offering a new delivery model for emPath®: SaaS. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling the Company not only to continue servicing and expanding its current market of mid to large sized customers but also increase its market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution. Under the SaaS delivery model, NOW Solutions collects monthly fees.

For the 12 months ended December 31, 2007, NOW Solutions had approximately $1,206,897 of total assets, revenues of approximately $5,895,726 and a net loss of approximately $607,943.

Government Internet Systems, Inc.

The Company’s 81.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily® Solutions, Inc. The Company will license ResponseFlash™ to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the homeland security sector. The Company completed development and installation of ResponseFlash™ for the Metropolitan Emergency Communications Agency, in Indiana. The Company has submitted proposals to various other city, county and state governments. The Company is currently seeking funding for GIS.

For the 12 months ended December 31, 2007, GIS had no assets and no material revenue or expenses.

Vertical Internet Solutions, Inc

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is responsible for marketing Emily® Solutions web technology, which includes the XML Enabler Agent and the Emily® programming language. The United States Patent and Trademark Office (“USPTO”) granted the Company a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.    This patent covers various aspects of the XML Enabler Agent.  In addition, the Company has filed for a patent related to the Emily® programming language. This patent application was published in February 2003 and is still pending. The marketing of the Emily® Solutions web technology has been put on hold pending the result of the patent application.

For the 12 months ended December 31, 2007, VIS had no material assets and no material revenue or expenses.

EnFacet, Inc.

EnFacet is a software company that markets NewsFlash™. NewsFlash™ is based on SiteFlash™, which is a patented technology (No. 6,826,744). NewsFlash™ caters to the publishing industry and newspapers in particular.

For the 12 months ended December 31, 2007, EnFacet had no material assets, no revenues and a net loss of approximately $38,471.

Globalfare.com

In May 2000, the Company acquired Globalfare.com, Inc. (“Globalfare”), a Nevada corporation. Globalfare is currently inactive and the Company currently has no plans regarding this subsidiary.

For the 12 months ended December 31, 2007, Globalfare.com had no assets, no revenue and no expenses.

Pointmail.com, Inc.

In June 2000, the Company acquired Pointmail.com, Inc., which owned a Web-based e-mail software. Pointmail is currently inactive and the Company currently has no plans regarding this subsidiary or its technology.

For the 12 months ended December 31, 2007, Pointmail.com had no assets, no revenues and no expenses.

Taladin, Inc.

In November 2005, the Company formed Taladin, a Texas corporation. Also in November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties. Taladin has developed a module for emPath® to meet federal payroll guidelines for law enforcement and fire departments and has filed for a patent for the module. The Company is currently seeking funding for Taladin and has commenced marketing the product on a SaaS platform to sheriff’s departments. In September 2007, Taladin filed a patent application for its Fair Labor Standards Act (FLSA) payroll system. This FLSA payroll system has been integrated with Now Solutions’ emPath HRMS Solution.

For an update of transactions concerning Taladin fiscal year-end, please see the notes payable issued by Taladin in “Notes Payable” under Note 8 of the Notes to Consolidated Financial Statements.

For the 12 months ended December 31, 2007, Taladin had no assets, no revenue and a net loss of approximately $93,434.

OptVision Research, Inc

OptVision Research, Inc., a Texas corporation, is a wholly-owned subsidiary of the Company and was created to support the development of the company’s fiber optic patent though either direct investment or government grants.

For the 12 months ended December 31, 2007, OptVision had no material assets and no material revenue or expenses.

Vertical Healthcare Solutions, Inc

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company.

For the 12 months ended December 31, 2007, VIS had no material assets and no material revenue or expenses.

Minority Interests and Royalty Interests

MedData Solutions, Inc.

In February 2004, the Company purchased a 21% ownership interest in MedData from Robert Farias. MedData is no longer in business.

iNet Purchasing, Inc.

In April 2000, the Company acquired a 2.5% minority interest in iNet and is entitled to a royalty on all iNet transactions for up to 40 years. iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, the Company entered into a license agreement with iNet, pursuant to which the Emily® software and technology were licensed for use in connection with iNet’s e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. In April 2005, iNet Purchasing was acquired by SicommNet. The Company is in the process of reviewing its rights pursuant to the SicommNet ownership of iNet Purchasing, Inc.

As of December 31, 2007, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2007.

TranStar Systems, Inc.

 TranStar Systems, Inc. (“TranStar”), formerly Apollo, is based in Claremont, California. TranStar is a systems integrator and consulting firm that is establishing an e-business platform focused on multiple-application smart card based solutions for credit, debit, payroll debit cards and other high volume informational transactions with a large customer base. The Company is entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity, although no royalties have been received from TransStar as of April 15, 2008.

Strategic Alliances and Software Distributors

CW International, LLC. In March 2006, CW International (“CWI”) entered into a sublicense agreement with the Company, enabling the Company to license software, including, IA and StatePointPlus®. In addition, NOW Solutions has the exclusive rights to offer IA on an ASP platform for its HRMS solution. Pursuant to the terms of the Company’s sublicense agreement, CWI granted to the Company the exclusive rights to distribute IA to all users in Brazil, and in the healthcare and government sectors in the United States. Pursuant to the terms of an amendment entered into in March 2007, CWI granted to the Company the same broad-ranging exclusivity rights with respect to StatePointPlus®. Also in March 2007, the Company acquired rights from CWI to distribute a security access management (“SAM”) software program on a partially exclusive basis. The Company may distribute the IA, StatePointPlus®, and SAM applications to any other users on a non-exclusive basis.

Infotec, Inc. In April 2003, the Company and Infotec, a Japanese corporation, entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for the Company’s SiteFlash™ software in Japan and pay the Company a fee on all sales and maintenance fees. The Company is currently in discussion with Infotec concerning future prospects.

LGB & Associates, Inc.. In November 2007, the Company and NOW Solutions entered into marketing agreements with LGB & Associates, Inc. (“LGB”) to market their products to the Federal government sector in the continental United States and Hawaii. LGB, a data management and data delivery solutions provider, will market the Company’s products.

Competition

The Company has substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security. NOW Solutions’ competitors include PeopleSoft, Oracle, Lawson, Cyborg/Hewitt, Kronos, DLGL, Ultimate and SAP. The Company’s competitors in the network security sector include Tripwire, McAfee, Symantec, Cisco and Computer Associates. The Company’s competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company cannot guarantee that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s ability to compete will also depend upon its ability to continually improve its products and services, the enhancements the Company develops, the quality of its customer service, and the ease of use, performance, price and reliability of its products and services.

Strategic Overview

The Company believes that each of its business units has distinct marketing advantages for the niche markets it serves. The Company plans to find national and regional marketers and international resellers who can commercially exploit the Company’s products in these niche markets. By utilizing the strategic advantages each individual business unit possesses, the Company plans to leverage its strengths and exploit the network of customers, vendors, and support agencies that the Company has built. The Company currently seeks to use a combination of direct marketing and strategic partnerships to commercially exploit its products derived from SiteFlash™, namely NewsFlash™, and AffiliateFlash™. In this way, the Company hopes to define the best potential markets for its SiteFlash™ products, and then license the product to one of the Company’s subsidiaries to exploit. At this time, the Company has placed both its Emily® software and international bridge network on hold while it concentrates on these immediate opportunities within its existing business units.

One of the Company’s strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that complement its business units. The existing strategy with potential co-marketing partners is to segregate the co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particularly target market. Additionally, the business units will enter into agreements with each other where the opportunity exists to cross-promote/market their products. The Company believes it possesses certain competitive advantages because of its proprietary software. The Company is exploring various opportunities to exploit its proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

Although the Company’s current marketing effort focuses upon several sectors, it has recently concentrated on the United States federal, state and local government for the following reasons: (i) affiliated companies have government clients, which has created the potential to cross-promote/market the Company’s products and Web services; (ii) the Company offers products which are well-suited to the current governmental environment, in particular, the demand for cross-agency and federal, state and local interface, like ResponseFlash™; and (iii) the increased security environment caused by the terrorist attacks of September 11, 2001 necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash™ and the Managed Baseline Solution.

Proprietary Rights

The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services.  The Company distributes its products and services under agreements that grant users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products.  In addition, the Company protects its trade secrets and other proprietary information through agreements with employees and consultants.  NOW Solutions’ emPath® software technology is protected by copyright and trademark.  The USPTO granted a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.  The Company has filed for a Continuation in Part for patent number 6,718,103 to pursue possible additional derivative patents.  The USPTO granted the Company a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. The Company has filed for a Continuation in Part for this patent to pursue possible additional derivative patents.  This patent is the foundation of the Company’s product, SiteFlash™, and forms the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.  The USPTO granted the Company a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the XML Enabler Agent.  In addition, the Company has also filed for a patent related to the Emily® programming language. This patent application was published in February 2003 and is still pending. In September 2007, the Company filed a patent application for its Fair Labor Standards Act (FLSA) payroll system. This FLSA payroll system has been integrated with NOW Solutions’ emPath® HRMS Solution.

Although the Company intends to protect its rights as described above, there can be no assurance that these measures will be successful. Policing unauthorized use of the Company’s products and services is difficult and the steps taken may not prevent the misappropriation of its technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries. The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements.

Regulatory Environment; Public Policy

In the United States and most countries in which the Company conducts its operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general and value-added services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company’s business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company’s business, financial condition and operating results.

Employees

As of April 15, 2008, the Company has 28 full-time employees, of which 26 are employed at NOW Solutions (17 are employed in the United States and 9 in Canada), and 16 consultants (6 in Brazil). The Company is not a party to any collective bargaining agreements.

Item 2. Description Of Property

The Company and NOW Solution’s headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprises approximately 2,576 square feet. In addition, NOW Solutions has offices at 201 Main Street, Suite 1175, Fort Worth, Texas, which comprises 3,450 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Rua Farme de Amoedo, Rio de Janeiro, Brazil, which comprises 1,200 square feet. All of these locations are leased from third parties and the premises are in good condition. The Company believes that its facilities are adequate for its present needs and near-term growth, and that additional facilities will be available at acceptable rates as the Company needs them. The Company’s other subsidiaries may be reached through the Company’s Texas headquarters.

Item 3. Legal Proceedings

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action in New York Supreme Court Case against defendants Ross Systems Inc. (“Ross”), Arglen, Tinley, and Gyselen.  The Company filed a derivative action on behalf of its subsidiary NOW Solutions when Arglen refused to authorize a lawsuit against any parties who were alleged to have acted against the best interest of NOW Solutions.  In conjunction with the Company’s claim, NOW Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of NOW Solutions’ claim of offset.  NOW Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.  The Company’s original claims sought damages and equitable relief arising out of actions of the defendants constituting breach of contract, fraud, conspiracy and breach of fiduciary duty in connection with certain transactions entered into between Ross and NOW Solutions; Ross and Arglen; Arglen and NOW Solutions; Gyselen and NOW Solutions; and the Company and Arglen. This action concerns claims of breach of contract and indemnification for failure to pay adjustments at the closing on the sale of assets of Ross to NOW Solutions for prepaid maintenance fees and for related relief. In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and, pursuant to the settlement, dismissed in February 2004.   The Company appealed the decision with regard to its claim for breach of contract for Ross’ failure to give the proper maintenance fee adjustment and related claims for offset and attorney’s fees.  On June 1, 2004, the appeal of the dismissal of the action against Ross was submitted to the court for decision.  On appeal, the claims against Ross were reinstated pursuant to the order of the Appellate Division, dated October 26, 2004. In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action. For information concerning the decision regarding this action and the trial regarding the action between NOW Solutions and Ross, please see Ross’ action against NOW Solutions below.

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

In March 2004, Ross commenced an action in the New York Supreme Court by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  NOW Solutions filed its opposition to Ross’ motion, which was submitted to the court for decision on May 20, 2004.  NOW Solutions opposed the Ross motion and, on October 7, 2004, the Court ruled in favor of NOW Solutions and denied the motion for summary judgment. Pursuant to New York State law, in the event a motion for summary judgment in lieu of complaint is denied, the action continues and the pleadings supporting the motion are deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine (9) counterclaims against Ross. The affirmative defenses asserted by NOW Solutions included the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross relate to the Asset Purchase Agreement and Ross’ breaches thereof. The counterclaims included: (i) breach of the covenant not to compete, whereby NOW Solutions seeks damages in excess of $10,000,000; (ii) breach of the covenant to deliver all assets to NOW Solutions at closing, whereby NOW Solutions seeks damages in an amount not less than $300,000; (iii) breach of a certain Transitional Services Agreement (executed in conjunction with the Asset Purchase Agreement), whereby NOW Solutions seeks damages in an amount not less than $73,129; and (iv) reasonable attorney’s fees. In February 2005, Ross’s motion to dismiss two of NOW Solutions’ nine counterclaims: one which alleges that Ross and CDC Corporation used Ross to breach a covenant not to compete and the second which requested that Ross be enjoined from further competition with NOW Solutions in violation of the covenant were granted. Thereafter, NOW Solutions filed a motion to vacate the default, which motion was denied over the objections of NOW Solutions, which later filed a notice of appeal of this decision. NOW Solutions’ remaining counterclaims remain unaffected. In November 2006, the court rendered decisions on three summary judgment motions whereby the court dismissed NOW Solutions’ sixth and seventh counterclaims in the NOW Solutions action, dismissed Ross’ affirmative defenses numbered first, second, fourth, and seventh through thirteenth in the Vertical action, and denied all other requests for relief. Trial commenced on both actions on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007. In September 2007, the court awarded NOW Solutions a judgment in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 of accrued interest. NOW Solutions is currently seeking to collect the amounts due under the judgment. The judgment was entered on October 11, 2007. In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment. The Company is currently preparing for the appeal.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, NOW Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement dated December 2003.  The Company and NOW Solutions filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the 2003 Settlement; (ii) enjoining the Company and NOW Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the asserts transferred to them pursuant to the 2003 Settlement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the 2003 Settlement. In July 2004, the Company and NOW Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed. This action is subject to dismissal; however, this action has been further stayed since Ross has filed notice of its intention to appeal the above decision and has posted bond for the appeal.

In August 2004, Arglen obtained a default judgment in Los Angeles court for the outstanding principal due under a $600,000 promissory note, plus attorney’s fees and interest at the rate of 10% per annum. In April 2005, Arglen filed a Notice of Filing a Foreign Judgment in Tarrant County, Texas. In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were in connection with the terms of a 2003 settlement agreement with Arglen (the “2003 Settlement”). Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the settlement of litigation between the parties in 2003, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

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

On April 18, 2007, the Company filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. The Company claims that the Microsoft .Net System infringes U.S. Patent No. 6,826,744. On July 13, 2007, Microsoft filed an answer to the Company’s complaint, alleging various defenses and counterclaims. On August 2, 2007, the Company filed a reply to Microsoft’s defenses and counterclaims. The court has set trial for March 2009. The parties are in the process of discovery. The court has set the claim construction hearing for July 10, 2007.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

The Company’s common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2007	$0.0200	$0.0110
Quarter Ended September 30, 2007	$0.0260	$0.0180
Quarter Ended June 30, 2007	$0.0300	$0.0200
Quarter Ended March 31, 2007	$0.0260	$0.0130

Quarter Ended December 31, 2006	$0.0210	$0.0120
Quarter Ended September 30, 2006	$0.0750	$0.0180
Quarter Ended June 30, 2006	$0.0520	$0.0165
Quarter Ended March 31, 2006	$0.0170	$0.0060

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 15, 2008, there were approximately 1,733 holders of record of our common stock.

Equity Securities Under Compensation Plans

For information concerning Equity Compensation Plans, please see “Stock Options and Warrants” under Note 11 in the Notes to Consolidated Financial Statements.

Dividends

The Company has outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 and $600,000 for the years ended December 31, 2007 and 2006, respectively. The Company’s Board of Directors did not declare and did not pay any dividends on its outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2007 or 2006 and has not declared or paid any dividends since 2001. The Company intends to retain future earnings, if any, to provide funds for use in the operation and expansion of its businesses. Accordingly, the Company does not anticipate paying cash dividends on any of its capital stock in the near future.

Unregistered Sales of Securities

During the last two years, the Company issued the following unregistered securities:

In February 2006, the Company issued 5,000,000 shares of common stock of the Company (at a fair market value of $45,000) as partial incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 8 of the Notes to Consolidated Financial Statements.

In February 2006, the Company issued 3,000,000 shares of the common stock of the Company (at a fair market value of $27,000) as partial incentive for SGP to make the $150,000 loan, the Company issued to SGP 3,000,000 shares of common stock of the Company. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 8 of the Notes to Consolidated Financial Statements.

In March 2006, $40,800 in liquidated damages claimed by Cornell Capital Partners (“Cornell”) in connection with a $200,000 debenture issued by the Company to Cornell in April 2003 was converted into 4,387,095 shares of common stock.

In May 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock of the Company.

In July 2006, a director of GIS sent the Company a notice of exercise to purchase a total of 1,250,000 shares of common stock of the Company under two warrants issued to the director in December 2002. The purchase price for the shares was $12,500, which was offset against outstanding interest payments due under notes payable issued to the director and unreimbursed expenses incurred by the director. These shares were issued in 2007.

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

In December 2006, the agreed to issue 3,000,000 shares of common stock of the Company to Mr. Rosseti in connection with refinancing an outstanding $66,000 note payable issued to Mr. Rossetti and additional debt of approximately $56,000 in fees owed to Markquest, Inc. The fair market value of the shares to be issued is $48,000. For details on the $113,734 note payable issued in connection with the refinancing, please see “Notes Payable” under Note 8 of the Notes to Consolidated Financial Statements. These shares were issued in 2007. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock.

During the year ended December 31, 2006, the entire $190,000 of principal under a debenture bearing no interest was converted into 24,298,094 shares of the Company’s common stock in connection with a commitment fee pursuant to an Equity Line of Credit agreement entered into in April 2003 between the Company and Cornell.

During the year ended December 31, 2006, the Company agreed to issue 12,525,000, unregistered shares of common stock of the company to employees and consultants of the Company and NOW Solutions pursuant to restricted stock agreements with the Company that provide for the stock to vest over period of one year or over three years in equal installments at the anniversary date of the agreement. All of these shares have been issued.

During the year ended December 31, 2006, the Company cancelled 3,866,666 unregistered shares of common stock of the Company. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

During the year ended December 31, 2006, 5,449,998 unregistered shares of common stock of the Company issued to employees and a consultant of the Company and NOW Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005 and 2006.

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

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to Clark Consulting Services, Inc. (“CCS”) in connection with a $40,000 loan made by CCS to the Company. The Company is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. Mr. Valdetaro is the Chief Technology Officer of the Company. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

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

During the year ended December 31, 2007, warrants to purchase 6,894,444 shares of common stock of the Company at an exercise price of $0.010 to $0.10 per share expired.

During the year ended December 31, 2007, the Company granted 4,550,000 unregistered shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements. 500,000 of these unrestricted shares vested immediately with the remaining shares vesting over a period from one to three years, as provided.

During the year ended December 31, 2007, 4,589,292 unregistered shares of common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and NOW Solutions executed in 2005, 2006 and 2007.

During the year ended December 31, 2007, 1,369,042 unregistered shares of the common stock of the Company were cancelled. These shares had been issued pursuant to restricted stock agreements with employees of NOW Solutions executed in 2005 and 2006.

During the year ended December 31, 2007, 31,000 shares of common stock of the Company were cancelled by a third party.

In January 2008, the Company issued 250,000 unregistered shares of common stock of the Company to a third party lender in connection with extending the maturity dates of two promissory notes issued by GIS in November 2002 in the amounts of $40,000 and $60,000, respectively.

In February 2008, the Company issued 500,000 unregistered shares of common stock of the Company to a third party lender in connection with refinancing a $50,000 promissory note issued in June 2002 as well as accrued interest, fees, and expenses incurred in connection with the refinancing.

In February 2008, MRC pledged 3,000,000 shares of common stock of the Company as collateral on a $96,946 note issued in February 2008 to a third party lender. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2008, MRC pledged 2,000,000 shares of common stock of the Company to secure a $75,000 promissory note payable to Parker Mills in connection with extending the maturity date until June 2009. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Bill Mills is a Director of the Company and a partner of Parker Mills, LLP.

In March 2008, the Company and MRC amended the indemnity and reimbursement agreement (entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with a $96,946 and a $75,000 notes. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

For the period from January 1, 2008 to April 15, 2008, the Company issued 250,000 unregistered shares of common stock of the Company to a director of the Company pursuant to a restricted stock agreement that provides for the shares to vest on the 1-year anniversary date of the agreement.

For the period from January 1, 2008 to April 15, 2008, warrants to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.

For the period from January 1, 2008 to April 15, 2008, 1,683,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2007 and 2006, no costs were capitalized.

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

Deferred revenue on maintenance contracts represent cash received in advance or accounts receivable from systems, maintenance services, and consulting sales, which is recognized over the life of the contract.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We review delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

Deferred Taxes

The Company records a valuation allowance to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information. In the event management estimates that it will not be able to realize all or part of its net deferred tax assets in the foreseeable future, a valuation allowance is recorded through a charge to income in the period such determination is made. Likewise, should management estimate that it will be able to realize its deferred tax assets in the future in excess of its net recorded asset, an adjustment to reduce the valuation allowance would increase income in the period such determination is made.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future. See Note 10 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Total Revenues. The Company had total revenues of $5,895,726 and $6,229,944 for the years ended December 31, 2007 and 2006, respectively. The decrease in total revenue was $334,218 for the year ended December 31, 2007 representing approximately a 5.4% decrease compared to the total revenue for the year ended December 31, 2006. Of the $5,895,726 for the year ended December 31, 2007 and the $6,229,944 for the year ended December 31, 2006, $5,895,726 and $6,222,752, respectively, was related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

Revenues primarily consist of fees for software licenses, and consulting and maintenance. The revenue from license and maintenance for the year ended December 31, 2007 decreased by $86,922 from the same period in the prior year, representing approximately a 1.7% decrease, due to selling less new or upgraded software licenses. These sales decreases were partially offset by an increase in maintenance fees as contractual increases in maintenance revenues and the maintenance from the 2006 new software license fees offset most of the loss in maintenance revenues from customer attrition.

Consulting revenue for the year ended December 31, 2007 decreased by $340,132 from the same period in the prior year, representing approximately a 37.3% decrease. This decrease was due to fewer implementation and upgrade consulting services as a result of fewer software licenses being sold in 2007 as compared to 2006. Consulting revenues traditionally lag behind software license revenues as the implementation of new software sales takes several months. There was a slight increase in consulting revenues in the fourth quarter as some customers requested assistance in implementing emPath version 6.4 released the end of July 2007.

Other revenue, which consists primarily of reimbursable travel expenses, hosting fees, and fees related to user conferences for the years ended December 31, 2007 and 2006 increased by $92,836 from the prior year, which represented approximately a 55.7% increase. This increase was the result of hosting revenues beginning in 2007, the Now Solutions’ user conference in 2007, partially offset by reduced reimbursable travel costs related to the lower consulting revenues in 2007 as compared to 2006.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $6,637,848 and $7,156,711 for the years ended December 31, 2007 and 2006, respectively. The total selling, general and administrative expenses for the year ended December 31, 2007 decreased by $518,863 compared to the selling, general and administrative expenses for the year ended December 31, 2006, representing approximately an 7.3% decrease. Of the $6,637,848 for the year ended December 31, 2007 and the $7,156,711 for the year ended December 31, 2006, NOW Solutions accounted for $5,454,204, and $6,173,446, respectively. The decrease of $518,863 was primarily attributed to the reduction in source code amortization as NOW Solutions source code was completely amortized in the first quarter of 2006, a reduction in loan commitment fees from refinancing notes payable in 2006 for Vertical and NOW Solutions, a reduction in NOW Solutions salaries related to the layoff of the sales department in the U.S. in March 2007, a reduction in NOW Solutions advertising and trade show costs, a reduction in NOW Solutions travel costs due to reduced sales staff and reduced consultant travel, and lower contract labor costs for software development and consulting at NOW Solutions.

Operating Loss. The Company had an operating loss of $985,113 and $1,140,839 for the years ended December 31, 2007 and 2006, respectively. The operating loss decreased by $155,726 compared to the operating loss for the year ended December 31, 2006, representing a decrease of approximately 13.7%. The decrease was attributable to the combination of a reduction of $518,863 in selling, general and administrative expenses partially offset by the $334,218 decrease in revenues.

Interest Expense. The Company had interest expense of $1,005,325 and $590,896 for the years ended December 31, 2007 and 2006, respectively. Interest expense increased for the year ended December 31, 2007 by $414,429, representing an increase of approximately 70.1%, compared to the same type of expense for the year ended December 31, 2006. The increase was the result of additional borrowings, the recognition of default interest rates on the debt in technical default, and the impact of higher interest rates on new and renegotiated borrowings.

Net Loss. The Company had a net loss of $1,566,345 and $1,728,709 for the years ended December 31, 2007 and 2006, respectively. Net loss for the year ended December 31, 2007 decreased by $162,364 representing a decrease of approximately 9.4%. The decrease in the net loss of $162,364 was attributable to the combination of a decrease in revenues of $334,218 and the increase in interest expense of $414,429 and the increase of bad debt expense of $173,529, partially offset by the decrease in selling, general and administrative expenses of $518,863.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 and $600,000 for the years ended December 31, 2007 and 2006, respectively. The Company did not declare or pay any dividends in 2007 or 2006.

Net Loss Applicable to Common Stockholders. The Company had a net loss attributed to common stockholders of $2,154,345 and $2,328,709 for the years ended December 31, 2007 and 2006, respectively. Net loss applicable to common stockholders for the year ended December 31, 2007 decreased by $174,364, representing a decrease of approximately 7.5%, compared to the net loss applicable to common stockholders for the year ended December 31, 2006. The decrease in the net loss applicable to common stockholders of $174,364 was primarily attributable to the combination of a decrease in revenues of $334,218 and the increase in interest expense of $414,429 and the increase of bad debt expense of $173,529, partially offset by the decrease in selling, general and administrative expenses of $518,863 and a decrease in dividends applicable to preferred stock of $12,000.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2007 and 2006, respectively.

Financial Condition, Liquidity, Capital Resources And Recent Developments

At December 31, 2007, the Company had non-restricted cash-on-hand of $131,420.

Net cash provided by operating activities for the year ended December 31, 2007 was $131,005. This cash flow was primarily related to a net loss of $1,566,345 adjusted by non-cash operating items of $394,735 (including depreciation and amortization of $61,962, stock compensation of $49,707, bad debt expense of $181,029, amortization of debt discount of $96,867, common stock issued for the extension of debt of $45,000, loan origination fee of $11,586 and the income effect of derivatives of $51,416), an increase in all receivables of $206,507 and a decrease in prepaid expenses of $15,853, and increases in deferred revenue of $118,082 and in accounts payable and accrued liabilities of $1,375,187.

Net cash used in investing activities for the year ended December 31, 2007 was $56,299, which primarily consisted of the purchase of equipment and software.

Net cash used in financing activities for the year ended December 31, 2007 was $16,492, consisting of issuance of new notes payable of $425,400, partially offset by repayment of $441,892 of notes payable.

The total change in cash and cash equivalents for the year ended December 31, 2007 when compared to year ended December 31, 2006 was an increase of $47,938.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2007, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/07	2008	2009	2010	2011	2012+

Notes payable	5,730,312	3,508,593	309,573	346,667	273,887	1,291,586
Convertible debts	40,000	40,000	-	-	-	-
Operating lease	132,792	87,004	45,788	-	-	-

Total	5,903,104	3,635,597	355,367	346,667	273,887	1,291,586

Of the above notes payable of $5,730,312, the default status is as follows:

Notes Payable	2007	2006

In default	$3,344,196	$2,263,638
Current	2,386,116	3,464,293

Total Notes Payable	$5,730,312	$5,727,931

For an update on the refinancing of the notes payable since fiscal year-end, please refer to “Subsequent Events” under Note 14 of the Notes to Consolidated Financial Statements.

Going Concern Uncertainty

The Company has incurred significant losses from operations for the year ended December 31, 2007. In addition, the Company had a working capital deficit of approximately $13.1 million at December 31, 2007. The foregoing raises substantial doubt about the Company's ability to continue as a going concern.

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

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. The Company is proceeding to license its intellectual property and filed suit for patent infringement against Microsoft (for more details, see Item 3, “Legal Proceedings”). The exact results of these opportunities are unknown at this time.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

We have historically incurred losses. For the years ended December 31, 2007 and 2006, the Company had net losses of $1,566,345 and $1,728,709, respectively. Future losses are likely to occur. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2007 and 2006. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Ability to Continue as a Going Concern Is Dependent on Its Ability to Raise Additional Funds and to Establish Profitable Operations

The accompanying consolidated financial statements for the 12 months ended December 31, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative shareholders’ equity at December 31, 2007 was $15.2 million. Additionally, at December 31, 2007, the Company had negative working capital of approximately $13.1 million (although it includes deferred revenue of approximately $2.8 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay For The Expenses of Our Operations

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily® technology products and other products for which we have marketing rights, as well as increased revenues from NOW Solutions products, none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2007 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $13.1 million at December 31, 2007, which means that our current liabilities exceeded our current assets by approximately $13.1 million (although it includes deferred revenue of approximately $2.8 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

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

Item 7. Consolidated Financial Statements

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2007 and 2006, which are attached to this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In December 2007, Weaver & Tidwell, LLP (“Weaver & Tidwell”) resigned as the independent certified public accountants of the Company with no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Weaver & Tidwell’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for the Company’s fiscal year ended December 31, 2006. On January 16, 2008, the Company engaged Malone & Bailey, P.C. (“Malone & Bailey”) as its principal accountant to audit the Company’s financial statements.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:
-	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
-	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses:

There is an absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain parts of the work of our chief financial officer are not monitored or reviewed. The absence of adequate segregation of duties may have an effect on the systems which we use in the evaluating and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

o
Revenue and deferred revenue process – There was a material weakness in the process of recognizing revenue for the software maintenance contracts in effect during the year which resulted from the fact that there are certain calculations made by our chief financial officer which are not reviewed or approved by anyone else.

o
Financial statements closing process – There was a material weakness in the process of closing and consolidating our financial statements which resulted from the fact that the work of our chief financial officer in this process (starting with processing the trial balance, through the evaluation and implementation of policies and accounting issues, until the complete production of consolidated financial statements) is not reviewed by anyone else.

o
Treasury and cash process – There was a material weakness in the sub-process of debt management which resulted from the fact that our chief financial officer manages, evaluates, records and discloses all matters which relate to debts, debt issuance and renegotiation expenses, interest, etc. whose work is not reviewed by anyone else. Further, our chief financial officer relied upon financial reporting consultants as it relates to the accounting for loan renegotiation and loan termination costs.

o
Equity instruments – There was a material weakness in the sub-process related to evaluating debt and equity instruments with conversion privileges to determine whether or not the instruments had embedded derivative components as directed in EITF 00-19. There was a material weakness in the sub-process related to evaluating certain equity instrument transactions and the accounting treatment for these non-standard transactions. Both of these resulted from the fact that our chief financial officer relies heavily upon financial reporting consultants as it relates to derivative and non-standard equity transactions.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

o
Implementing a new accounting system that will allow for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency. The system will eliminate many of the manual steps in translation and consolidation.

o
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions.

o	The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.

We have commenced implementing the new accounting system and will begin implementing additional oversight and review of certain accounts and postings. We have also added a degreed accountant to our staff in the first quarter of 2008.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

The Company’s present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	64	President, Chief Executive Officer and Director	8 years
William K. Mills	49	Secretary and Director	8 years
David Braun	50	Chief Financial Officer	1 year

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

William K. Mills, Secretary and Director

William K. Mills has been a director since December 2000. Mr. Mills is a founding partner of Parker Mills, LLP (formerly Parker, Mills Morin, LLP) where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995. Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D’Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987. Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College. Active in professional and community organizations, Mr. Mills has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association. Mr. Mills has also served on the boards of the Didi Hirsch Mental Health Foundation, the United Way’s Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission, and the Los Angeles County Judicial Procedures Commission.

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2007 with the following exceptions: Richard Wade did not timely file Forms 5 in 2007 or 2008 and William Mills did not timely file Form 5 in 2007 or Form 4 in 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics was filed as Exhibit 14.1 to the Form 10-KSB filed for the year ended December 31, 2003 and was updated in January 2008 with the new address for the Company’s corporate headquarters. This updated Code of Ethics is filed as Exhibit 14.1 to this Report. and is available at the its Internet website located at http://www.vcsy.com.

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

Significant Employees of NOW Solutions, Inc.

Marianne M. Franklin, President and Chief Executive Officer

Marianne M. Franklin is President and Chief Executive Officer of NOW Solutions. Ms. Franklin brings her experience in the payroll and human resources industry, which included over eight years working at Ross Systems, most recently as Vice President of North American sales. Prior to this function, Ms. Franklin was Director of Ross’ HR/Payroll Canadian Sales. Ms. Franklin’s background also includes two years with ADP and 13 years in the banking industry, working with payroll products.

Pete Ashey, Executive Vice President of Business Development

Mr. Ashey joined the NOW Solutions' leadership team in January 2007 to support NOW Solutions' HR initiative. Mr. Ashey brings more than 15 years of sales and process improvement experience from both the software market and HR outsourcing services industry. His prior positions include sales and solution roles at IBM. During his career, Mr. Ashey has made significant contributions to the development and success of leading solutions targeting the Fortune 1000 marketplace. Mr. Ashey's responsibilities will include the expansion of NOW Solutions' business development effort and support of the global offering. His earlier professional experience has included VP of Sales of Pilat North America, and running his own Employee Assessment Practice. His consulting work has encompassed the United States, Canada, Venezuela and Europe, and organizations such as Nike, Philip Morris, Kraft, AT&T, Goodyear Tire and Rubber, Toyota and Bombardier.

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

Laurent Tetard, Executive Vice President of International Operations

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

Robert Sterpin, Vice President of Sales, Canada & U.S. Midwest

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

Item 10. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007 and 2006 to the Company’s highest paid executive officers and employees, who were employed by the Company during 2007. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compensation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade,(1)	2007	$300,000	(1)	-	-	-	-	-	-
President and Chief	2006	$300,000		-	-	-	-	-	-
Executive Officer

Luiz Valdetaro, (2)	2007	$150,000		-	-	-	-	-	-
Chief Technology	2006	$150,000		-	-	-	-	-	-
Officer

James Salz (3)	2007	$100,000		-	-	-	-	-	-
Corporate Counsel	2006	$100,000		-	-	9,000	-	-	-
_____________

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2007 or 2006.

(1)
Mr. Wade deferred $150,000, $150,000, $154,097, $47,218, $155,270 and $300,000 of his salary in 2007, 2006, 2005, 2004, 2003 and 2002, respectively. Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10, vesting in equal monthly amounts over a 36-month period. All of these warrants had expired at December 31, 2007.

(2)	Mr. Valdetaro deferred $23,750, $25,000, $50,269, $86,766 and $150,000 of his salary in 2007, 2006, 2005, 2004 and 2003, respectively.

(3)
Mr. Salz deferred $48,345, $55,000 and $58,333 of his salary in 2004, 2003, and 2002 respectively. In January 2006, Mr. Salz was issued 1,500,000 unregistered shares of common stock of the Company (at a fair market value of $9,000) pursuant to a restricted stock agreement with the Company which provides for the stock to vest over one year in three equal installments at four month intervals, of which all shares had vested at December 31, 2007.

The below table shows information of outstanding equity awards of the named officers at the end of 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2007)

Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Braun Chief Financial Officer (1)	—	—	—	—		800,000	—	800,000	—

(1)
Pursuant to a restricted stock agreement with the Company, Mr. Braun, the CFO of the Company, was issued 800,000 unregistered shares of common stock of the Company (at a fair market value of $16,800 in March 2007, which provides for the stock to vest over three years in three equal installments, of which 0 shares had vested at December 31, 2007. As of April 15, 2008, 266,666 shares have vested. In addition, 200,000 unregistered shares of common stock of the Company (at a fair market value of $1,400), which had been issued to Mr. Braun pursuant to a prior restricted stock agreement executed in 2006, had vested at December 31, 2007.

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

Director Compensation

The below table provides compensation for all non-employee directors in 2007:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)

William Mills	30,000	—	—	—	—	—	30,000

No options or warrants were granted as director compensation during the fiscal years ended 2007 or 2006. Non-employee directors are entitled to receive $3,500 per meeting in 2006 and $2,500 per month in 2007.

Employment Agreements

In December 2001, the Company executed a 3-year employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company, under which Mr. Wade will receive an annual base salary of $300,000, and the issuance of 5-year warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants vested over a 36-month period in equal amounts on a monthly basis from the date of issuance. Of the warrants to purchase 20,600,000 shares of common stock of the Company, all had expired at December 1, 2007. Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company’s taxable income (without deduction for depreciation). Mr. Wade’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term. Mr. Wade deferred $150,000 and $150,000 of his salary in 2007 and 2006.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership By Named Executive Officers, Directors And Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 10, 2008, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 998,235,151shares of common stock outstanding as of April 10, 2008, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 10, 2008.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	98,590,206	(2)	9.89%
Common	William K. Mills	283,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	98,873,539		9.91%
__________________________________
*	Less than 1%.

(1)	Unless otherwise indicated, the address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.
(2)
Includes 90,370,050 shares owned by Mountain Reservoir Corporation (“MRC”), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee. MRC pledged 10,000,000 shares of common stock of the Company as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares of common stock of the Company as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by the Company in November 2003. MRC pledged 5,000,000 shares of common stock of the Company as collateral on a $200,000 note issued in October 2006 to Mr. Weber. Also in October 2006, MRC pledged 5,000,000 shares of common stock of the Company as collateral on a $215,000 note issued by NOW Solutions to the Company and assigned to Mr. Weber in October 2005. MRC pledged 10,000,000 shares of common stock of the Company as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006. MRC pledged 3,000,000 shares of common stock of the Company as collateral on a $96,946 note issued in February 2008 to a third party lender. MRC pledged 2,000,000 shares of common stock of the Company as collateral on a $75,000 note issued to Parker Mills LLP in October 2005. In addition, the Company is obligated to reimburse MRC for 10,000,000 shares of common stock of the Company pursuant to an indemnity and reimbursement agreement for the 10,000,000 shares loaned by MRC to the Company in April 2007.

(3)
Includes 250,000 shares of common stock of the Company issued in February 2008 by the Company to Mr. Mills pursuant to a restricted stock agreement in connection with services as a director and officer of the Company.

 Item 12. Certain Relationships And Related Transactions

Mr. Victor Weber is a Director and President of GIS and an equity owner of CWI. Mr. Sean Chumura is an equity owner of CWI and an employee of the Company. In March 2006, CWI licensed certain software, including IA (formerly ImmuneApp) and StatePointPlus® to us on a partially exclusive basis to sell and support.

In October 2006, NOW Solutions amended a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.

We are in default in paying a $215,000 promissory note collateralized by a portion of certain revenues and owed to Victor Weber. In 2006, MRC (a company affiliated with Mr. Richard Wade) pledged 5,000,000 common shares to secure the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust. For additional details on the amendment to this note, please see "Notes Payable" under Note 8 in the Notes to Consolidated Financial Statements.

In October 2006, we borrowed $200,000 under a promissory note, bearing interest at 10% per annum, due in September 2007 and collateralized by a portion of certain revenues, from Mr. Weber. The note is in default.

In October 2006, Taladin issued to Mr. Weber a $100,000 promissory note, bearing interest at 12% per annum and due in October 2011. The note was issued in connection with a refinancing whereby Taladin acquired the indebtedness of NOW Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The note is payable as follows: principal and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008 and monthly principal and interest payments of $2,822, beginning on March 1, 2008 and continuing until March 1, 2011. The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 15 in the Notes to Consolidated Financial Statements. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (which were booked in 2006 at a fair market value of $21,000) to Mr. Weber, and NOW Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. The common shares of the Company have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. The Company is currently investigating its options in order to present its shareholders, as soon as practicable, with a plan whereby the Company could meet all of its outstanding obligations without exceeding its authorized shares of common stock. For additional details on this note, please see “Notes Payable” under Note 10 in the Notes to Consolidated Financial Statements.

In April 2007, we paid Mr. Rossetti 3,000,000 common shares (at a fair market value of $48,000) in connection with an agreement entered into concerning loans and monies owed to Mr. Rossetti and Markquest. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

In March 2007, the Company borrowed $300,000 under a promissory note, bearing interest at 12% per annum and due in September 2007, from Mr. Weber. In connection with the note, MRC pledged 10,000,000 shares of common stock of the Company. The note is in default.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 common shares owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer. We agreed to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for any related costs. This obligation is currently owed to Mr. Valdetaro.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 common shares owned by him to CCS in connection with a $40,000 loan from CCS. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS. This obligation is currently owed to Mr. Valdetaro.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver to various parties.

In connection with a loan of 10,000,000 shares by MRC to the Company, we agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company within one year and pay for all costs associated with such transfer.

In July 2007, the Company borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, the Company reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest. The agreement canceled the $113,734 note and the Company issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest. For additional details on this note, please see “Notes Payable” under Note 8 in the Notes to Consolidated Financial Statements.

In August 2007, the Company borrowed $30,400 from Victor Weber with interest of 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS and a member of CWI.

For additional related transactions with certain parties, please see “Subsequent Events” under Note 14 in the Notes to Consolidated Financial Statements.

Item 13. Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB filed on April 14, 2006

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB filed on April 14, 2006

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed on April 14, 2006

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed on April 14, 2006

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on April 14, 2006

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-KSB filed on August 7, 2003

Exhibit No.	Description	Location

4.6	Form of Cashless Exercise Warrant	Incorporated by reference to Exhibit 4.55 to the Company’s Form 10KSB filed on March 31, 2005

4.7	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-KSB filed on April 14, 2006

10.1	1999 Stock Option Plan of the Company	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB filed on April 14, 2006

10.2	Promissory Note, dated August 30, 2002, between the Company and a third party lender	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB filed on April 17, 2007

10.3	Form of Debenture	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB filed on April 17, 2007

10.4	Employment Agreement as of December 1, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 17, 2007

10.5	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed on April 17, 2007

10.6	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 17, 2007

10.7
Equity Line of Credit Agreement, dated April 14, 2003, between the Company and Cornell Capital Partners, L.P

(a) Equity Line of Credit Agreement,
(b) Registration Rights Agreement
(c) Compensation Debenture
Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-KSB filed on August 7, 2003

10.8	Letter Payout Agreement, dated August 24, 2004 entered into by the Company.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 31, 2005

Exhibit No.	Description	Location

10.9	Form of Agreed Judgment	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 31, 2005

10.10	Settlement Agreement and Promissory Note, dated October 19, 2005 between the Company and Parker Mills Morin, LLP	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed on April 14, 2006

10.11	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006

10.12	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2006

10.132	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2006

10.14	Agreement dated as of February 13, 2006 among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 24, 2006

10.15	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 24, 2006

10.16	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 24, 2006

10.17	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 24, 2006

10.18	Secured Term Promissory Note, dated October 27, 2006, in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-KSB filed on April 17, 2007

14.1	Code of Ethics	Provided herewith

Exhibit No.	Description	Location

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2008	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 18, 2008	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 18, 2008	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 18, 2008	Provided herewith

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

NOW Solutions is in the process of entering the judgment in the total amount of $2,191,946, plus statutory (simple) interest at 9% per annum from the date the claim accrued. (Subsequent to the filing of the foregoing 8-K, the judgment was entered on October 11, 2007 for a total amount of $3,151,215, which includes interest fees through the date of the award of the judgment).

On December 7, 2007, Weaver & Tidwell, LLP resigned as the independent registered public accountants of the Company.

(i)
Weaver & Tidwell’s report on the Company’s financial statements for either of the two fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles. However, Weaver & Tidwell’s report did include a paragraph regarding the Company's ability to continue as a going concern for either of these two fiscal years.

(ii)
The decision to change accountants was not recommended or approved by the board of directors of the Company or the audit committee of the board of directors of the Company, as Weaver & Tidwell resigned. The Company’s board of directors will continue to recommend and approve the engagement of any new accountant.

(iii)
During the Company’s two most recent fiscal years (the years ended December 31, 2006 and 2005) and subsequent interim periods (from January 1, 2007 through the date of Weaver & Tidwell’s resignation), there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Weaver & Tidwell’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the Company’s two most recent fiscal years (the years ended December 31, 2006 and 2005) and subsequent interim periods (from January 1, 2007 through the date of Weaver & Tidwell’s resignation), Weaver & Tidwell did not advise the Company of any of the matters identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

On January 16, 2008, Vertical Computer Systems, Inc. engaged Malone & Bailey, P.C. as its principal accountant to audit its financial statements. The Company did not consult Malone & Bailey on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B during the Company’s two most recent fiscal years or any subsequent interim period prior to engaging Malone & Bailey.

Also in January 2008, the Company relocated its corporate headquarters to 101 W. Renner Road, Suite 300, Richardson, Texas 75082. The Company and its subsidiary, NOW Solutions, Inc., will continue to utilize the office located at 201 Main Street, Suite 1175, Fort Worth, TX 76102.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accounting firms of Malone & Bailey, PC and Weaver and Tidwell, L.L.P., were $99,500 and $94,850 for the audit of the Company’s annual financial statements for 2007 and 2006, which included the reviews of the financial statements in the Company’s Forms 10-QSB for the applicable fiscal year.

Tax Fees. The principal accounting firms of Malone and Bailey, PC and Weaver and Tidwell, L.L.P. did not provide any tax services in 2007 and 2006. The aggregate fees billed in the fiscal years ended 2007 and 2006 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $12,500 and $18,016. In addition, BDO Dunwoody LLP in Toronto billed $8,758 and $8,757 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2007 and 2006, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $11,955 and $16,376 and for tax advice and tax planning for the years ended 2007 and 2006, respectively.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the either principal accountant was $0 and $0, respectively, for the fiscal years ended 2007 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

April 21, 2008	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

April 21, 2008	By:	/s/ David Braun
David Braun
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

DIRECTORS:

April 21, 2008	By:	/s/ Richard Wade
Richard Wade, Director

April 21, 2008	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Vertical Computer Systems, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. as of December 31, 2007 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Vertical Computer Systems, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Vertical Computer Systems, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note 3 that were applied to restate the 2006 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of Vertical Computer Systems, Inc. other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 21, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc. and Subsidiaries
Richardson, Texas

We have audited, before the effects of the adjustments for the correction for the error described in Note 3, the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the year ended December 31, 2006 (the 2006 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for the error described in Note 3, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of Vertical Computer Systems, Inc. and Subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Malone & Bailey, PC.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring significant operating losses and at December 31, 2006, the Company had negative working capital of approximately $10.3 million, a stockholders’ deficit of $16.9 million, and had defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell L.L.P.
Weaver and Tidwell L.L.P.
Fort Worth, Texas
April 16, 2007

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2007
Assets

Current assets:
Cash	$131,420
Accounts receivable, net of allowance for bad debts of $349,009	962,772
Employee receivables	25,414
Prepaid expenses and other current assets	25,439

Total current assets	1,145,045

Property and equipment, net of accumulated depreciation of $970,867	80,708
Deposits and other assets	10,416

Total assets	$1,236,169

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,604,988
Deferred revenue	2,777,604
Derivative liabilities	291,584
Current portion-convertible debentures	40,000
Current portion-notes payable	3,508,593

Total current liabilities	14,222,769

Non-current portion – notes payable	2,221,719

Total liabilities	16,444,488

Stockholders’ Deficit
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	49
Series B 10% Convertible Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	45,000
Series C 4% Convertible Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	350,000
Series D 15% Convertible Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	156,250

Common stock: $.00001 par value, 1,000,000,000 shares authorized 991,485,149 shares issued and outstanding	9,915
Additional paid-in capital	27,974,390
Accumulated deficit	(43,855,590)
Accumulated other comprehensive income - foreign currency translation	111,667

Total stockholders’ deficit	(15,208,319)

Total liabilities and stockholders’ deficit	$1,236,169

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006
Revenues

Licensing and maintenance	$5,065,095	$5,152,017
Consulting Services	571,176	911,308
Other	259,455	166,619

Total Revenues	5,895,726	6,229,944

Selling , general and administrative expenses	6,637,848	7,156,711
Depreciation and amortization	61,962	206,572
Bad debt expense	181,029	7,500

Operating expenses	6,880,839	7,370,783

Operating loss	(985,113)	(1,140,839)

Gain on derivative	51,416	-
Gain on settlement of debt	370,749	-
Interest income	1,928	3,026
Interest expense	(1,005,325)	(590,896)

Net loss	(1,566,345)	(1,728,709)

Dividend applicable to preferred stock	(588,000)	(600,000)

Net loss applicable to common stockholders	$(2,154,345)	$(2,328,709)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average	990,378,049	983,001,187
of common shares outstanding

Comprehensive loss and its components
consist of the following:
Net loss	$(1,566,345)	$(1,728,709)
Translation adjustments	(10,276)	12,126
Comprehensive loss	$(1,576,621)	$(1,716,583)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2007

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at 12/31/05	947,291,670	$9,473	132,200	$551,301	$27,723,121	$(40,560,536)	$132,826	$(12,143,815)

Issuing common shares for incentive to make loans and refinance debt	13,000,000	130			158,870			159,000

Issuing restricted stock, net of cancellations	5,449,998	55			79,705			79,760

Issuing common shares upon conversion of convertible debentures	24,298,094	242			189,757			189,999

Issuing common shares upon damages claimed with an equity line of credit	4,387,095	44			40,756			40,800

Conversion of 1,500 of preferred A to common shares	750,000	8	(1,500)	(2)	(6)			-

Issuing common shares upon debt forgiveness	1,750,000	18			16,231			16,249

Other comprehensive income
translation adjustment							(10,883)	(10,883)

Net Loss						(1,728,709)		(1,728,709)

Balance 12/31/06 (restated)	996,926,857	$9,970	130,700	$551,299	$28,208,434	$(42,289,245)	$121,943	$(13,397,599)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2007

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at 12/31/06 (restated)	996,926,857	$9,970	130,700	$551,299	$28,208,434	$(42,289,245)	$121,943	$(13,397,599)

Issuance of restricted stock for services, net of cancellations	4,589,292	45			49,662			49,707

Shares loaned to the company by officer	(13,000,000)	(130)			(342,870)			(343,000)

Shares issued to note holder for extension of maturity of debt	2,000,000	20			44,980			45,000

Shares issued to note holder in consideration of note payable	1,000,000	10			14,184			14,194

Abandoned shares returned	(31,000)	—			—			—

Other comprehensive income translation adjustment							(10,276)	(10,276)

Net loss						(1,566,345)		(1,566,345)

Balances 12/31/07	991,485,149	$9,915	130,700	$551,299	$27,974,390	$(43,855,590)	$111,667	$(15,208,319)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(1,566,345)	$(1,728,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,962	206,572
Amortization of debt discount	96,867	—
Stock compensation	49,707	295,809
Shares issued for extension of debt	45,000	—
Gain on derivatives	(51,416)	—
Bad debt expense	181,029	7,500
Loan origination costs included in notes payable	11,586	—
Changes in operating assets and liabilities:
Accounts receivable	(292,517)	140,399
Receivable from officers and employees	86,010	(38,462)
Prepaid expense and other assets	15,853	41,710
Accounts payable and accrued liabilities	1,375,187	1,029,560
Deferred revenue	118,082	99,990

Net cash provided by operating activities	131,005	54,370

Cash flows from investing activities:
Proceeds from sale of investment	2,760	—
Purchase of equipment	(59,059)	(39,765)

Net cash used in investing activities	(56,299)	(39,765)

Cash flows from financing activities:
Payment of notes payable	(441,892)	(1,222,606)
Proceeds from issuance of notes payable	425,400	1,017,000

Net cash used in financing activities	(16,492)	(205,606)

Effect of changes in exchange rates on cash	(10,276)	(10,882)

Net increase (decrease) in cash and cash equivalents,	47,938	(201,882)

Cash and cash equivalents, beginning of period	83,482	285,366

Cash and cash equivalents, end of period	$131,420	$83,484

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Nature of Business

Vertical Computer Systems, Inc. was incorporated in Delaware in March 1992. The Company is a multinational provider of administrative software services, Internet core technologies, and derivative software application products through its distribution network. The Company’s business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling its products and services. The Company is operating one business segment.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”), Vertical Internet Solutions (“VIS”), and Vertical Healthcare Solutions (“VHS”), all of which are inactive; NOW Solutions, Inc. (“NOW Solutions”); OptVision Research, Inc. (“OVR”), which is a newly established entity with minor activities; Taladin, Inc. (“Taladin”), a newly established entity with minor activities; and Government Internet Systems, Inc. (“GIS”), a entity with minor activities. To date, the Company has generated revenues primarily from software license, consulting fees and maintenance agreements from NOW Solutions, its 100% owned subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company’s revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” and with Emerging Issues Task Force No 00-21, “Revenue Arrangement with Multiple Deliverables.”

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue on the Consolidated Balance Sheets.

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

Other revenue consists of hosting fees, reimbursement for out of pocket expenses in accordance with EITF No. 01-14 and fees related to user conferences.

VERTICAL COMPUTER SYSTEMS, INC.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts. Substantially all of our revenue was derived from recurring maintenance fees related to our payroll processing software.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated economic life of three to five years. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2007 and 2006, there was no impairment of long-lived assets due to the minimal value of such assets.

Stock-based Compensation

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

VERTICAL COMPUTER SYSTEMS, INC.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $349,009 as of December 31, 2007.

Included in our allowance for doubtful accounts, we have fully reserved for a $110,085 receivable related to an amount due from Ross (see Note 13).

Income Taxes

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. As of December 31, 2007, all outstanding convertible debts and warrants and options outstanding were excluded in the calculation of diluted loss per share because they were anti-dilutive.

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

VERTICAL COMPUTER SYSTEMS, INC.

Cash Reimbursements

The Company records reimbursement by its customers for out-of-pocket expense as part of consulting and other services revenue in accordance with the Emerging Issues Task Force Issue No. 01-14“Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred.”

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2007 and 2006 have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at December 31, 2007 was $15.2 million. Additionally, at December 31, 2007, the Company had negative working capital of approximately $13.1 million (although it includes deferred revenue of approximately $2.8 million) and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Restatement

During the preparation process for our annual report on Form 10-KSB for 2007, we concluded that the Company dividends on our cumulative preferred shares were never officially declared and, as a result, should not have been recorded as a liability in our previous balance sheets. The impact on each balance sheet was approximately $600,000 per year. The schedule below accurately reflects the restated balance sheet as of December 31, 2006. Under FAS No. 128, earnings per share available to common shareholders is adjusted to reflect cumulative preferred stock dividends. As a result, there is no restatement related to previously reported income statements.

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated

Accrued dividends	3,513,712	(3,513,712)	—

Total liabilities	$18,192,874		$14,679,162

Accumulated deficit	(45,802,957)	3,513,712	(42,289,245)

Total stockholders’ deficit	$(16,911,311)		$(13,397,599)

VERTICAL COMPUTER SYSTEMS, INC.

Note 4. Related Party Transactions

Mr. Victor Weber is a Director and President of GIS and an equity owner of CWI. Mr. Sean Chumura is an equity owner of CWI and an employee of the Company. In March 2006, CWI licensed certain software, including IA (formerly ImmuneApp) and StatePointPlus® to us on a partially exclusive basis to sell and support.

In October 2006, NOW Solutions amended a consulting agreement with Markquest, Inc. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.

We are in default in paying a $215,000 promissory note collateralized by a portion of certain revenues and owed to Victor Weber. In 2006, MRC (a company affiliated with Mr. Richard Wade) pledged 5,000,000 common shares to secure the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust. For additional details on the amendment to this note, please see “Notes Payable” under Note 8.

In October 2006, we borrowed $200,000 under a promissory note, bearing interest at 10% per annum, due in September 2007 and collateralized by a portion of certain revenues, from Mr. Weber. The note is in default.

In October 2006, Taladin issued to Mr. Weber a $100,000 promissory note, bearing interest at 12% per annum and due in October 2011. The note was issued in connection with a refinancing whereby Taladin acquired the indebtedness of NOW Solutions to Wamco. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP, and Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The note is payable as follows: principal and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008 and monthly principal and interest payments of $2,822, beginning on March 1, 2008 and continuing until March 1, 2011. The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or if there is a judgment in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 13 in the Notes to Consolidated Financial Statements. As incentives to make the $100,000 loan, the Company agreed to issue 1,000,000 unregistered shares of the common stock of the Company (which was recorded as a discount to the debt) to Mr. Weber, and NOW Solutions agreed to pay Mr. Weber a 0.5% royalty from its gross revenues in excess of $6.5 million, up to a cap of $100,000. The common shares of the Company have not been issued as the Company cannot issue shares above the authorized amount of 1,000,000,000 shares of common stock. For additional details on this note, please see “Notes Payable” under Note 8.

In April 2007, we issued Mr. Rossetti 3,000,000 common shares (at a fair market value of $48,000) in connection with an agreement entered into concerning loans and monies owed to Mr. Rossetti and Markquest. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

In March 2007, the Company borrowed $300,000 under a promissory note, bearing interest at 12% per annum and due in September 2007, from Mr. Weber. In connection with the note, MRC pledged 10,000,000 shares of common stock of the Company. The note is in default.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 common shares owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer. We agreed to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for any related costs. This obligation is currently owed to Mr. Valdetaro.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 common shares owned by him to CCS in connection with a $40,000 loan from CCS. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS. This obligation is currently owed to Mr. Valdetaro.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver to various parties.

In connection with a loan of 10,000,000 shares by MRC to the Company, we agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company within one year and pay for all costs associated with such transfer.

VERTICAL COMPUTER SYSTEMS, INC.

In July 2007, the Company borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, the Company reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest. The agreement canceled the $113,734 note and the Company issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest. For additional details on this note, please see “Notes Payable” under Note 8.

In August 2007, the Company borrowed $30,400 from Victor Weber with interest of 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS and a member of CWI.

For additional related party transactions subsequent to December 31, 2007, please see “Subsequent Events” under Note 14.

Note 5. Derivative liabilities

During 2007, two officers of the Company loaned a total of 13 million shares of unrestricted stock to the Company (see Note 4). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2007, the aggregate derivative liability was $169,000.

During 2002 and 2003, the Company issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2007, the aggregate derivative liability was $122,584.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model.

Note 6. Property and Equipment

Property and equipment consist of the following:

2007

Equipment (3-5 year life)	$923,060
Leasehold improvements (5 year life)	87,712
Furniture and fixtures (3-5 year life)	40,803

Total	1,051,575

Accumulated depreciation	(970,867)
$80,708

Depreciation expense for 2007 and 2006 was $61,962 and $52,856, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

VERTICAL COMPUTER SYSTEMS, INC.

2007

Accounts payable	$2,441,543
Accrued payroll	2,179,853
Accrued payroll tax and penalties	769,374
Accrued Interest	1,294,281
Accrued liabilities - Other	919,937

$7,604,988

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued liabilities - other primarily consists of accrued sales and other taxes, and other accrued expenses. Accrued payroll tax and penalties related to unpaid payroll taxes, interest and penalties for prior years.

Note 8. Notes Payable and Convertible Debts

December 31
2007

Note payable to Ross, unsecured and bearing interest at 10%. In September 2007, the court awarded a judgment against Ross that exceeds this amount. Refer to “Litigation” under Note 13.	$750,000

Note payable of $31,859 to a third-party lender, unsecured, bearing interest at 10%, principal and interest due on demand.	31,859

Notes payable of $27,000 to a third-party, unsecured and non-interest bearing.	27,000

Note payable bearing interest at 13% per annum and unsecured. The note is in default.	161,504

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note was in default. After December 31, 2007, MRC agreed to pledge 3,000,000 common shares to secure the note. Please see “Subsequent Events” under Note 14 for subsequent events concerning this note.	35,568

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note has been in default since April 1, 2003.	50,000

Note payable of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 common shares owned by MRC due in December 2002. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note has been in default since April 1, 2003.	12,583

Note payable of $215,000 owed Victor Weber. The note bears interest at 12%. In connection with the note, MRC pledged 5,000,000 common shares. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CWI. The note is in default.	215,000

Note payable of $25,000, bearing interest at 10% per annum, dated April 2003. The note is in default.	25,000

Note payable of $17,500, bearing interest at 10%. This note is in default.	11,000

Note payable of $17,500, bearing interest at 10%. This note is in default.	11,000

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $10,000 bearing interest at 8% per annum, unsecured, and due on June 1, 2002. This note is in default.	10,000

Note payable of $10,365 dated January 17, 2003 bearing interest at 10% per annum, due on December 5, 2003. This note is in default.	7,365

Note payable of $23,030 dated March 21, 2003 bearing interest at 12% per annum, due on April 21, 2004. The note is in default.	23,030

Note payable of $60,000 dated November 5, 2003, bearing interest at 10% per annum, due on November 5, 2004. The note is secured by 4,000,000 common shares owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note was in default. Please see “Subsequent Events” under Note 14 for subsequent events concerning this note.	60,006

Note payable of $40,000 dated November 19, 2003, bearing interest at 10% per annum, and due on November 19, 2004. The note is secured by 3,000,000 common shares of the Company owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note was in default. Please see “Subsequent Events” under Note 14 for subsequent events concerning this note.	40,000

Note payable of $5,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum and due on demand. Mr. Salz is the Company’s corporate counsel.	5,000

Note payable of $10,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000

Note payable originally for $600,000 issued to Arglen Acquisitions, LLC. In August 2005, the Company agreed to pay Arglen a total of $713,489, which includes unpaid interest and various fees. Pursuant to the terms of the Payout Agreement, the Company is currently obligated to make monthly payments on the amount specified above of $25,000 or 10% of the Company's new sales, whichever is greater, until the remainder of the $713,489 is paid. For additional details, see Note 13, “Litigation”.	148,489

Note payable of $75,000 bearing interest at 6% to the law firm Parker Mills dated October 2005. The note was due January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a company director and also a partner of Parker Mills. After December 31, 2007, MRC agreed to pledge 2,000,000 common shares to secure the note. The note was in default. Please see “Subsequent Events” under Note 14 for subsequent events concerning this note.	58,318

Note payable of $992,723 to Wolman Blair, PLLC dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. The note is payable as follows: equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In April 2007, the Company prevailed in a lawsuit against Ross and the Company is entitled to collect attorney fees from Ross, which will be applied to a portion of this note. For more details on legal proceedings between the Company, NOW Solutions and Ross, please refer to “Litigation” under Note 13. The note is in default.
992,723

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $450,000 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum. The note is currently payable as follows: (a) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased to $12,700, beginning on March 1, 2008 and continuing until February 1, 2011. The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 13. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion.
		384,914

Note payable of $150,000 owed to SGP, dated February 13, 2006. The note bears interest at 12% per annum. The note is payable as follows: (a) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1, 2011. The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 13. The note is in default.
		121,062
	`
Note payable of $438,795 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum. The note is payable as follows: unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1, 2018. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”.		404,360

Note payable of $359,560 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum And is payable as follows: unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The note is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds.		335,666

Note payable of $955,103 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum, due in 2018 and payable in monthly installments. of $12,544, beginning on January 1, 2007, and continuing until February 1, 2018 (the maturity date). The note is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds.		890,543

Note payable of $51,000 dated September 2006 to a third party lender, bearing interest at 10% per annum. In connection with the loan, the Company issued 1,000,000 common shares (at a fair-market value of $18,000). The note is in default.		28,357

Note payable of $200,000 issued to Mr. Weber, dated October 24, 2006. The note bears interest at 12% per annum. The Company shall pay accrued interest from the previous month on a monthly basis and make minimum payments on the balance of the note as follows: (a) $60,000 is due 6 months from the date of the note, (b) $30,000 is due 7 months from the date of the note, (c) $30,000 is due 8 months from the date of the note; (d) $30,000 is due 9 months from the date of the note; and (e) all outstanding principal and interest then outstanding is due 11 months from the date of the note. In March 2007, the payment dates for this note were extended by sixty (60) days. The note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePoinPlus® to the extent such funds become available. In connection with the note, MRC pledged 5,000,000 shares of common stock of the Company to secure the note to the Company. In addition, to secure the principal payments and interest payments on a $300,000 note issued to Mr. Weber and the interest payments on this note payable, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI. The note is in default.
		200,000

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at 12% per annum. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The $100,000 note payable is currently payable as follows: (a) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 13. Mr. Weber is the President and a Director of GIS and a member of CWI.
76,426

Note payable of $300,000 due to Mr. Weber, bearing interest at 12% per annum and due in March 2008. The note may be paid from gross revenues derived from StatePointPlus® after the payment of license and exclusivity fees to TrueBaseline for StatePointPlus® to the extent such funds become available. In addition, to secure the principal payments and interest payments on this note and the interest payments on the $200,000 note issued to Mr. Weber, MRC pledged 10,000,000 shares of common stock of the Company. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS and a member of CWI.
300,000

Note payable of $40,000 due to CCS, bearing interest at 12% per annum, and due in July 2007. The Company or an individual acting on the Company’s behalf is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. The note is in default. Please see “Subsequent Events” under Note 14 for subsequent events concerning this note.	40,000

Note payable, dated August 2007, for $20,000 to a third party lender, unsecured, bearing interest at 12% per annum, due on demand.	20,000

Note payable, dated August 2007, for $30,400 to Victor Weber, bearing interest at 12% per annum, due on demand. . Mr. Weber is the President and a Director of GIS and a member of CWI.	30,400

Note payable, dated December 2008, for $213,139, issued to Markquest, bearing interest at 10% per annum, payable with accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. This note was consists of amounts due under a $113,734 note issued to Stephen Rossetti in December 2006, which was cancelled, and $46,586 owed under a loan by Mr. Rossetti in July 2007 and $36,000 in fees owed to Markquest, plus accrued interest. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.
213,139

Total notes payable	5,730,312
Current maturities	(3,508,593)

Long-Term portion of notes payable	$2,221,719

VERTICAL COMPUTER SYSTEMS, INC.

Future minimum payments for the next five years are as follows:

Year	Amount
2008	$3,508,593
2009	309,579
2010	346,667
2011	273,887
2012	186,597
2013+	1,104,989

Total notes payable	$5,730,312

Convertible Debentures

Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company’s common stock at the debt holder’s choice of either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price five days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on March 28, 2004. This debenture was originally issued in the principal amount of $100,000.	$10,000

In December 2003, the Company issued a debenture in the amount of $30,000 to a third party. The Company received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after the Company receives notice of conversion.	30,000

Total convertible debentures	40,000
Current maturities	40,000
Long-term portion of convertible debentures	$—

Note 9. Income Taxes

We account for income taxes in accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes,” which uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date. The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

December 31,
2007

Net operating loss carry-forward	$10,753,000

Valuation allowance	(10,753,000)

$—

VERTICAL COMPUTER SYSTEMS, INC.

At December 31, 2007, the Company had available net operating loss carry-forwards of approximately $21.6 million for federal tax purposes and $15.6 million for state tax purposes, which expire in varying amounts through 2027 and 2012, respectively.

Note 10. Stockholders’ Equity

2006

Common Stock

In February 2006, the Company issued 5,000,000 common shares (at a fair market value of $45,000) as partial incentive for Tara Financial to make the $450,000 loan and to refinance approximately $1.75 million of existing debt. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 8.

In February 2006, the Company issued 3,000,000 common shares (at a fair market value of $27,000) as partial incentive for SGP to make the $150,000 loan. For details on the note payable issued in connection with the loan, please see “Notes Payable” under Note 8.

In May 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 shares of common stock.

In July 2006, the Company issued a total of 500,000 common shares to two third party lenders pursuant to their exercise of warrants to purchase the shares for a total of $3,750, which was offset against prior monies owed to each lender.

In July 2006, a director of GIS exercised warrants to purchase 1,250,000 common shares for $12,500, which was offset against prior monies owed to the director. These shares were issued in 2007.

In September 2006, the Company issued 1,000,000 common shares (at a fair-market value of $18,000) to a third party lender in connection with a $50,000 loan made at that time.

In October 2006, the Company agreed to issue 1,000,000 common shares (at a fair market value of $21,000) to Mr. Weber in connection with a $100,000 loan. These shares have not been issued.

In 2007, the Company issued 3,000,000 common shares to Mr. Rossetti for refinancing an outstanding $66,000 note payable and other obligations for a new loan of $113,734. The fair market value of the shares to be issued is $48,000.

During 2006, a $190,000 debenture was converted into 24,298,094 common shares.

During 2006, $40,800 in liquidated damages claimed by Cornell in connection with a $200,000 debenture issued by the Company to Cornell in April 2003 was converted into 4,387,095 common shares.

During 2006, the Company agreed to issue 12,525,000 common shares to employees and consultants for services. The stock will vest over one to three years. Of these shares, all shares were issued during 2006 except for 200,000 issued in 2007.

During 2006, 3,866,666 common shares held by employees were cancelled.

During 2006, 5,449,998 common shares issued to employees and consultants under vesting agreements in 2005 and 2006 vested in 2006.

Preferred Stock

Since inception, the Company has paid no cash dividends to the stockholders of Series A and Series C preferred stock.

During 2006, one employee resigned. Consequently, NOW Solutions cancelled 1.5% ownership interest of “phantom stock”.

During 2006, a third party converted 1,500 shares of Series A, 4% Convertible Cumulative Preferred Stock into 750,000 common shares.

VERTICAL COMPUTER SYSTEMS, INC.

2007

Common Stock

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on several notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, NOW Solutions, and Taladin in February 2006. Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

Also in April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock of the Company owned by Mr. Valdetaro to CCS in connection with a $40,000 loan made by CCS to the Company. The Company is also obligated to arrange for a pledge of 1,000,000 shares of common stock of the Company to secure the loan. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver. In connection with the loan of shares to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company and pay for all costs associated with such transfer and the reimbursement of shares to MRC within one year. In addition, in the event that any of the shares of common stock of the Company pledged by MRC on behalf of the Company in connection with promissory notes issued by the Company (or its subsidiaries, as applicable) are sold to cover a default under the respective note, the Company agreed to reimburse MRC with a number of shares equal to the number of shares sold to cover the default under the respective note within 1 year, and to reimburse MRC for all costs associated with such sales and the reimbursement of shares to MRC related to such sales. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

During 2007, the Company granted 4,550,000 unregistered shares of common stock of the company to employees and consultants of the Company and NOW Solutions pursuant to restricted stock agreements. 500,000 of these unrestricted shares vested immediately with the remaining shares vesting over a period from one to three years, as provided.

During 2007, 1,369,042 unregistered shares of common stock of the Company were cancelled pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of cancellation and had never been issued.

During 2007, 4,589,292 unregistered shares of common stock issued to employees and consultants of the Company and NOW Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005-2007.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these shareholders upon declaration is $4,101,712.

Note 11. Stock Options and Warrants

In December 1999, the Company established a stock option plan allowing grants of both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. The Company can issue up to 50,000,000 shares. Most options issued are non-assignable, non-transferable, vested on the date of grant, and expire three to five years from the date of grant. The plan expires in December 15, 2009.

VERTICAL COMPUTER SYSTEMS, INC.

2006

There were no non-statutory stock options, incentive stock options or warrants granted in 2006.

During 2006, incentive stock options to purchase 1,500,000 common shares at $0.01 per share were cancelled in connection with the issuance of common shares to an employee.

During 2006, warrants to purchase 21,966,667 common shares at $0.0165 to $0.10 per share expired or were cancelled.

2007

There were no non-statutory stock options, incentive stock options or warrants granted in 2007.

During 2007, warrants to purchase 6,894,444 common shares at $0.01 to $0.10 per share expired.

Option and warrant activities in 2006 and 2007 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/05	4,000,000	—	52,111,111	0.039
Options/Warrants granted	—	—	—	—
Options/Warrants exercised	—	—	1,750,000	0.009
Options/Warrants expired/cancelled	1,500,000	—	21,966,667	0.045

Outstanding at 12/31/06	2,500,000	—	28,394,444	0.034
Options/Warrants granted	—	—	—	—
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	6,894,444	0.092
Outstanding at 12/31/07	2,500,000	—	21,500,000	0.017

Information relating to stock options/warrants at December 31, 2007, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	14.17	$0.014	2,500,000	$0.014

	2,500,000	14.17	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	21,500,000	10.63	$0.017	21,500,000	$0.017

	21,500,000	10.63	$0.017	21,500,000	$0.017

Grand total	24,000,000	11.00	$0.0168	24,000,000	$0.0168

VERTICAL COMPUTER SYSTEMS, INC.

Note 12. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Cash paid for interest	$440,565	$310,033

Non-cash activities for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006

Conversion of debentures to 24,298,094 shares of common stock	$—	$189,999

Conversion of accounts payable and accrued liabilities to notes payable	52,811	602,231

4,387,095 shares of common stock issued for damages claimed with an equity line of credit	—	40,800

Issuance of 13,000,000 shares of common stock for incentive to refinance debt and obtain new debt	—	159,000

Shares loaned to the Company by stockholder	343,000	—

Issuance of 1,750,000 shares of common stock for debt forgiveness	—	16,250
	395,811	$1,088,280

Note 13. Commitments and Contingencies

Commitments

The Company leases various office spaces which leases run from February 2004 through September 2009. The Company had future minimum rental payments are as follows:

Years ending December 31,	Amount

2008	87,004
2009	45,748
Total	$132,792

Rental expense for the years ended December 31, 2007 and 2006 was $211,564 and $151,145, respectively.

Commitments Related to NOW Solutions

Effective on October 1, 2005, NOW Solutions began paying the Company a monthly management fee of $20,000, plus all direct costs associated with the NOW Solutions’ management and operations incurred by the Company.

VERTICAL COMPUTER SYSTEMS, INC.

Royalties

On December 16, 1999, the Company acquired the software rights to Emily, an XML computer language, for $5,000. As part of the agreement, the Company agreed to pay royalties every six months, based on the net sales of products sold that were developed using the Emily computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2007 and 2006, respectively.

Payroll Taxes

The Company has filed all payroll tax returns but has not made all related tax payments since 2003. The Company has accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. Management believes that the $125,000 is sufficient to cover the penalties and interest that may be assessed. NOW Solutions has filed all payroll tax returns and made all payroll tax payments. For additional details, please see “Litigation” below.

Litigation

The Company is involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen, Tinley, and Gyselen. We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross. The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216, which we are seeking to collect. In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment. The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest. We agreed to pay Arglen $713,489 and we began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001 - 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement. This action is still pending.

On April 18, 2007, we sued Microsoft Corp. for patent infringement and trial is set for March 2009.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 14. Subsequent Events

In January 2008, the Company and TranStar amended the terms of a $250,000 note issued in April 2003, whereby accrued interest of $118,219 was added to the principal amount and the maturity date was extended to September 2009. Also in January 2008, the Company and TranStar amended the terms of a $24,000 note issued in May 2001, whereby accrued interest of $15,564 was added to the principal amount and the maturity date was extended until June 2009.

In January 2008, we issued 250,000 common shares to a third party lender as payment the extension of the maturity dates of two promissory notes for $60,000 and $40,000 until June 2008.

In February 2008, we refinanced a $50,000 note issued in June 2002 by issuing 500,000 common shares and replacing that old note with a new $96,946 promissory note, bearing interest at 12% per annum and due in September 2008. In connection with the refinancing, MRC pledged 3,000,000 Company common shares as collateral. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In February 2008, the Company issued 250,000 common shares to William Mills for his services as a director and secretary. The shares vest in February 2009.

In March 2008, Parker Mills and the Company amended the payment terms of a $75,000 note issued in October 2005 by extending the maturity date to June 2009. In connection with the amendment, MRC pledged 2,000,000 shares of common stock of the Company as collateral on the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Bill Mills is a Director of the Company and a partner of Parker Mills.

VERTICAL COMPUTER SYSTEMS, INC.

In March 2008, the Company and MRC amended their indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with the $96,946 and $75,000 notes. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

For the period from January 1, 2008 to April 13, 2008, warrants to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.

For the period from January 1, 2008 to April 13, 2008, 1,683,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

As of the Date of this Report for the year ended December 31, 2007, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

998,235,151	Common Stock Issued
15,500,000	Common Shares that may be purchased from outstanding Warrants
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,000,000	Common Shares that the Company has agreed to issue pursuant to agreements
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,074,607,125	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $40,000 in outstanding debentures that it has issued to third parties.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 75,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above).