Form 10-Q
period 2008-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2008-05-20
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28685

VERTICAL COMPUTER SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	65-0393635
(State of Incorporation)	(I.R.S. Employer Identification No)

101 West Renner Road, Suite 300
Richardson, TX 75082
(Address of Principal Executive Offices)

(817) 348-8717
(Issuer’s Telephone Number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

As of May 20, 2008, the issuer had 999,235,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets
Cash	$255,509	$131,420
Accounts receivable, net of allowance for bad debts of $344,752	790,510	962,772
Employee receivables	36,398	25,414
Prepaid expenses and other current assets	25,639	25,439

Total current assets	1,108,056	1,145,045

Property and equipment, net of accumulated depreciation of $987,113 and $970,867	92,452	80,708
Deposits and other	10,439	10,416

Total assets	$1,210,947	$1,236,169

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,636,968	$7,604,988
Deferred revenue	2,923,525	2,777,604
Derivative liabilities	389,557	291,584
Convertible debenture	40,000	40,000
Current portion - notes payable	3,436,631	3,508,593

Total current liabilities	14,426,681	14,222,769

Non-current portion - notes payable	2,274,918	2,221,719

Total liabilities	16,701,599	16,444,488

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

(Continued from previous page)

	March 31,	December 31,
	2008	2007

Stockholders' Deficit

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000 Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000 Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized 993,918,482 and 991,485,149 issued and outstanding	9,939	9,915

Additional paid-in-capital	28,009,684	27,974,390

Accumulated deficit	(44,118,003)	(43,855,590)

Accumulated other comprehensive income – foreign currency translation	56,429	111,667

Total stockholders' deficit	(15,490,652)	(15,208,319)

Total liabilities and stockholders' deficit	$1,210,947	$1,236,169

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2008	2007
Revenues

Licensing and maintenance	$1,305,499	$1,209,167
Consulting Services	253,583	99,184
Other	50,768	22,412

Total Revenues	1,609,850	1,330,763

Selling, general and administrative expenses	1,560,626	2,049,134

Operating income (loss)	49,224	(718,371)

Interest income	1,107	990
Gain / (Loss) on Derivative Liability	(97,973)	-
Interest expense	(214,771)	(181,813)

Net loss	(262,413)	(899,194)

Dividend applicable to preferred stock	(147,000)	(147,000)

Net loss applicable to common stockholders'	$(409,413)	$(1,046,194)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	993,232,951	999,333,390

Comprehensive loss and its components consist of the following:
Net loss	$(262,413)	$(899,194)
Unrealized gain (loss) on securities available for sale	-	(3,603)
Translation adjustments	55,238	5,585
Comprehensive loss	$(207,175)	$(897,212)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities

Net loss	$(262,413)	$(899,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,031	15,182
Amortization of debt discount	5,604
Stock compensation	22,568	11,079
Shares issued for extension of debt	3,750	-
Shares issued for renegotiated debt	9,000	-
(Gain) / Loss on derivative	97,973	-
Changes in operating assets and liabilities:
Accounts receivable	172,262	364,906
Receivable from officers and employees	(10,984)	(31,199)
Prepaid expenses and other assets	(223)	(2,266)
Accounts payable and accrued liabilities	96,351	378,173
Deferred revenue	145,921	37,884

Net cash provided by operating activities	295,840	(125,435)

Cash flow from investing activities:
Write-off of investment	-	2,760
Purchase of equipment	(27,774)	(51,568)

Net cash used in investing activities	(27,774)	(48,808)

Cash flow from financing activities:
Payment of notes payable	(110,899)	(108,416)
Proceeds from issuance of notes payable	22,160	300,000
Net cash used in financing activities	(88,739)	191,584

Effect of changes in exchange rates on cash	(55,238)	(5,638)
Net change in cash and cash equivalents	124,089	11,703
Cash and cash equivalents, beginning of period	131,420	83,482
Cash and cash equivalents, end of period	$255,509	$95,185

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$218,580	$93,405

Noncash supplemental cash flow disclosures:
Reclass of accrued interest to notes payable	27,194	-
Reclass of accounts payable to notes payable	37,178	-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Vertical Computer Systems have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Vertical Computer Systems' annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 22, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2007 annual report on Form 10-KSB have been omitted.

Certain prior year balances have been reclassified to conform to current year presentation.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We have adopted this statement as of January 1, 2008.  The adoption created no impact to our financial statements.

Note 2. Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at March 31, 2008 was $15.5 million. Additionally, at March 31, 2008, the Company had negative working capital of approximately $13.3 million and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Common and Preferred Stock Transactions

In January 2008, the Company issued 250,000 shares of common stock of the Company valued at $3,750 to a third party lender in connection with extending the maturity dates of two promissory notes issued by GIS in November 2003 in the amounts of $40,000 and $60,000, respectively.

In February 2008, the Company issued 500,000 shares of common stock of the Company valued at $9,000 to a third party lender in connection with refinancing a $50,000 promissory note issued in June 2002 as well as accrued interest, fees, and expenses incurred in connection with the refinancing.

During the three months ended March 31, 2008, 1,683,333 shares of the common stock of the Company valued at $22,568 vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

During the three months ended March 31, 2008, warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.
The Company currently has 1,000,000,000 shares of common stock authorized and could exceed its authorized shares of common stock by approximately 75,000,000 shares if all of the warrants, options, convertible preferred stock and convertible debt were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures).

For additional common and preferred stock transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 8.

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2008:

December 31, 2007	$5,770,312
Repayment	(110,899)
New borrowings	22,160
Combine accrued interest into new debt	27,194
Combine accounts payable into new debt	37,178
Amortization of debt discount	5,604

March 31, 2008	$5,751,549

In January 2008, the maturity dates of two promissory notes issued by GIS in the amounts of $60,000 and $40,000 were extended until June 2008 in consideration of issuing 250,000 common shares of the Company’s stock to the third party lender.

In February 2008, the Company refinanced a $50,000 note issued in June 2002 by issuing 500,000 common shares and replacing that old note with a new $96,946 promissory note, bearing interest at 12% per annum and due in September 2008. The new note includes accrued interest, late fees, and attorney’s fees. The old note for $50,000 is cancelled. In connection with the refinancing, MRC pledged 3,000,000 Company common shares as collateral. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

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

During the three months ended March 31, 2008, the Company made the interest payments of $218,580 and principal payments of $110,899.

Note 5. Legal Proceedings

The Company is involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen Acquisitions (“Arglen”), Tinley, and Gyselen. We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross. The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216, which we are seeking to collect. In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment. The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest. We agreed to pay Arglen $713,489 and we began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which was replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001 - 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement. This action is still pending.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 6 –Stock Options, Warrants and Restricted Stock Awards

Stock Option Plan

In December 1999, the Company established a stock option plan (the “Plan”) whereby the Company may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. Under the Plan, the Company may issue up to 50,000,000 shares (adjusted post stock split). Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between 3-5 years from the date of grant.

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees of the Company through March 31, 2008.

In March 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of common stock of the Company at a strike price of $0.014 per share in connection with an employment agreement. The options are vested and will expire in March 2009.

For an update on warrants and stock options subsequent to March 31, 2008, please see “Subsequent Events” in Note 8.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	1,000,000	0.01
Outstanding at 3/31/08	2,500,000	-	20,500,000	0.017

Information relating to stock options/warrants at March 31, 2008, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	11.13	$0.014	2,500,000	$0.014

	2,500,000	11.13	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	20,500,000	8.065	$0.017	20,500,000	$0.017

	20,500,000	8.065	$0.017	20,500,000	$0.017

Grand total	23,000,000	8.40	$0.0171	23,000,000	$0.017

Restricted Stock

Summary of Employee and Consultants Restricted Stock Awards

The Company has not established a restricted stock award plan for employees or consultants. The following is a summary of the terms of restricted stock awards issued to employees of the Company and NOW Solutions for the period that runs from January 1, 2005 through March 31, 2008.

During 2005, the Company granted 5,100,000 unregistered shares of common stock of the Company to employees of NOW Solutions pursuant to restricted stock agreements. The shares vest in equal amounts each year over a 3-year period. Of these shares, 2,565,480 have vested and 1,634,520 have been cancelled through March 31, 2008.

During 2006, the Company granted 12,525,000 shares of common stock of the Company to employees and consultants of NOW Solutions and the Company pursuant to restricted stock agreements. Of the 12,525,000 shares the Company agreed to issue, 1,000,000 shares had no vesting period, 6,200,000 shares vested over a 1-year period and 5,325,000 shares vest in equal amounts each year over a 3-year period. Of these 12,525,000 shares, 7,740,476 have vested and 3,751,188 shares have been cancelled though March 31, 2008.

During 2007, the Company granted 4,550,000 shares of common stock of the Company to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements. The shares are to vest in equal amounts each year over a 3-year period. Of those shares, 1,416,667 have vested through March 31, 2008.

During the three months ended March 31, 2008, the Company granted 250,000 shares of common stock of the Company to a director of the Company. These shares were issued pursuant to a restricted stock agreements executed in 2008 with the Company that provide for the shares to vest at the 1-year anniversary date of the agreement.

For issuances, vesting, and cancellations of restricted stock subsequent to March 31, 2008, please see “Subsequent Events” in Note 8.

The following activity has occurred through March 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2007	6,750,002	$0.0126
Granted	250,000	0.0190
Vested	(1,683,332)	0.0134
Forfeited/Cancelled	-	-

Non Vested Balance at March 31, 2008	5,316,670	$0.0132

As of March 31, 2008, there was $79,833 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 2.08 years.

Note 7. Derivative liabilities

During 2007, two officers of the Company loaned a total of 13 million shares of unrestricted stock to the Company (see Note 4). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2008 and December 31, 2007, the aggregate derivative liability was $227,500 and $169,000.

During 2002 and 2003, the Company issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123R and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2008 and December 31, 2007, the aggregate derivative liability was $162,057 and $122,584.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price of $0.0175, historical stock volatility of 129%, risk free interest rates from 1.22% to 1.55% and the remaining term of the instrument.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 —	Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 —	Significant inputs to the valuation model are unobservable.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	-	$389,557	-	$389,557

Note 8. Subsequent Events

In May 2008, the Company issued 1,000,000 shares of the Company’s common stock to Victor Weber that were granted in connection with a $100,000 loan made by Mr. Weber to Now Solutions in October 2006. These shares were accounted for in the Company’s 10-KSB for the year ended December 31, 2006.

For the period from April 1, 2008 to May 20, 2008, warrants to purchase 5,250,000 shares of common stock of the Company at an exercise price of $0.075 to $0.010 per share expired.

For the period from April 1, 2008 to May 20, 2008, 500,000 shares of the common stock of the Company vested. These shares were issued pursuant to a restricted stock agreement with an employee of NOW Solutions executed in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the accompanying Condensed Consolidated Financial Statements, and the cautionary statements and risk factors included below in the item 3 of the Report.

Critical Accounting Policies

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

To determine the fair value of our embedded derivatives and warrant derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We have adopted this statement as of January 1, 2008.  The adoption created no impact to our financial statements.

Results of Operations

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Total Revenues. The Company had total revenues of $1,609,850 and $1,330,763 in the three months ended March 31, 2008 and 2007, respectively. The increase in total revenues was $279,087 for the three months ended March 31, 2008 representing a 21.0% increase compared to the total revenues for the three months ended March 31, 2007. Of the $1,609,850 in revenues for the three months ended March 31, 2008 and the $1,330,763 in revenues for the three months ended March 31, 2007, $1,609,850 and $1,330,763, respectively, was related to the business operations of Now Solutions.

The total revenues primarily consist of software licenses, consulting, maintenance and hosting fees. The revenue from license and maintenance in the three months ended March 31, 2008 increased by $96,332 from the same period in the prior year, representing a 7.2% increase. Consulting revenue, in the three months ended March 31, 2008, increased by $154,399 from the same period in the prior year, which represents a 155.7% increase, due to consulting work done as a result of releasing emPath 6.4 in the third quarter of 2007. Other revenue in the three months ended March 31, 2008 increased by $28,356 or 126.5% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expense and hosting revenues. Hosting revenues generated almost all the increase for the period compared to 2007.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,560,626 and $2,049,134 in the three months ended March 31, 2008 and 2007, respectively. The total operating expenses in the three months ended March 31, 2008 decreased by $488,508 compared to the operating expenses in the three months ended March 31, 2007, representing a 23.8% decrease. Of the $1,560,626 in expenses for the three months ended March 31, 2008 and the $2,049,134 in expenses for the three months ended March 31, 2007, Now Solutions accounted for $1,162,418 and $1,529,500, respectively.

The decrease is due to the write-off of the value of exclusivity agreements in 2007 which did not recur in 2008 and the decreased cost for attorneys as the Ross litigation activity was reduced from the first quarter of 2007.

Loss on Derivative Liability. The Company recognized derivative liabilities in 2007 related to common stock loaned to the company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants. This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives. The loss on derivative liability was $97,973 for the period ended March 31, 2008 compared to $0 for the same period in 2007.

Interest Expense. The Company had interest expense of $214,771 and $181,813 for the three months ended March 31, 2008 and 2007, respectively. Interest expense increased in 2008 by $33,958, representing an increase of 18.1% compared to the same expense in the three months ended March 31, 2007. This increase was due to the new financing and higher interest rates being paid on the refinanced debt.

Net Loss. The Company had a net loss of $262,413 and $899,194 as of March 31, 2008 and 2007, respectively. Net loss decreased by $636,781, representing a decrease of 70.8%. The decrease was primarily attributable to the combination of an increase in revenues of $279,089, a decrease in selling, general and administrative expenses of $488,508 partially offset by an increase in the loss on derivative liability of $97,973 and by an increase in interest expense of $32,958.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2008 and 2007, respectively.

Net Loss Available to Common Stockholders. The Company had a net loss attributed to common stockholders of $409,413 and $1,046,194 for the three months ended March 31, 2008 and 2007, respectively. Net loss attributed to common stockholders decreased by $636,781, representing a decrease of 60.9%, compared to the net loss attributed to common stockholders in the three months ended March 31, 2007.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity And Capital Resources

At March 31, 2008, the Company had non-restricted cash-on-hand of $255,509.

Net cash provided by operating activities for the three months ended March 31, 2008 was $295,840. This positive cash flow was primarily related to a net loss of $262,413 adjusted by total non-cash items of $142,176 (including depreciation of $16,031, stock compensation of $22,568 and loss on the derivative liability of $97,973), decreases in all receivables items of $161,278, an increase in deferred revenue of $145,921, and an increase in accounts payable and accrued liabilities of $96,351

Net cash used in investing activities for the three months ended March 31, 2008 was $27,774 which was for the purchase of equipment.

Net cash used in financing activities for the three months ended March 31, 2008 was $88,739. New notes of $22,160 were issued in the quarter and $110,899 of notes payable were repaid.

The total change in cash for the three months ended March 31, 2008 when compared to three months ended March 31, 2007 was an increase of $124,089.

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

	Balance at	Due in Next Five Years
Contractual Obligations	03/31/08	2008	2009	2010	2011	2012+
Notes payable	$5,711,549	$3,436,631	$329,158	$345,967	$268,053	$1,331,740
Convertible debts	40,000	40,000		-	-	-
Operating lease	111,031	84,253	26,778	-	-	-
Total	$5,862,580	$3,560,884	$355,936	$345,967	$268,053	$1,331,740

Of the above notes payable of $5,711,549, the default situation is as follows:

Notes Payable	03/31/08	12/31/07

In default	$3,142,126	$3,344,196
Current	2,569,423	2,386,116

Total Notes Payable	$5,711,549	$5,730,312

Related Party Transactions

In April 2007, the Company issued Mr. Rossetti 3,000,000 common shares (at a fair market value of $48,000) in connection with a December 2006 agreement entered into concerning loans and monies owed to Mr. Rossetti and Markquest. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

In March 2007, the Company borrowed $300,000 under a promissory note, bearing interest at 12% per annum and due in September 2007, from Mr. Weber. In connection with the note, MRC pledged 10,000,000 shares of common stock of the Company. The note is in default.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 common shares owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer. The Company also agreed to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for any related costs. This obligation is currently owed to Mr. Valdetaro.

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

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of common stock of the Company. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver to various parties. In connection with a loan of 10,000,000 shares by MRC to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company within one year and pay for all costs associated with such transfer. This obligation is currently owed to Mr. Wade. In March 2008, the Company and MRC amended their indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with two promissory notes of $96,946 and $75,000. For additional details on these notes, please see “Notes Payable” under Note 4.

In July 2007, the Company borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, the Company reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest. The agreement canceled the $113,734 note and the Company issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest. For additional details on this note, please see “Notes Payable” under Note 5.

In August 2007, the Company borrowed $30,400 from Victor Weber with interest of 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS and a member of CWI.

In March 2008, MRC pledged 2,000,000 common shares of the Company’s stock to secure a $75,000 promissory note issued to Parker Mills. William Mills Bill is a company director and also a partner of the law firm Parker Mills. For additional details on this note, please see “Notes Payable” under Note 4.

In March 2008, MRC pledged 3,000,000 common shares of the Company’s stock to secure a $96,946 promissory note issued to a third party lender. For additional details on this note, please see “Notes Payable” under Note 5.

For additional related party transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 9.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A description of the risks associated with the Company’s business, financial condition, and results of operations is set forth on Form 10-KSB for the year ended December 31, 2007 filed on April 22, 2008.

Item 4T. Controls and Procedures

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

Management’s annual report on internal control over financial reporting associated with the Company’s business are set forth on Form 10-KSB for the year ended December 31, 2007 filed on April 22, 2008.

The Company has commenced implementing a new accounting system and has begun implementing additional oversight and review of certain accounts and postings. We added a degreed accountant to our staff in the first quarter of 2008.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in the following ongoing legal matters:

In February 2003, the Company filed a lawsuit and a derivative action (the “Derivative Action”) on behalf of its subsidiary Now Solutions in New York Supreme Court Case against defendants Ross Systems Inc. (“Ross”), Arglen, Tinley, and Gyselen.   In conjunction with the Company’s claim, NOW Solutions withheld its payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross against the unpaid maintenance fees and gave notice in February 2003 to Ross of NOW Solutions’ claim of offset.  NOW Solutions claimed a total amount of approximately $3,562,000 to offset against the note, plus other damages.   In November 2003, the New York Supreme Court dismissed the claims against Ross and Tinley. The portion of the lawsuit involving Arglen and Gyselen was settled in December 2003 and dismissed in February 2004.   In November 2004, Ross filed an answer containing affirmative defenses in the Derivative Action. For information concerning the decision regarding this action and the Ross’ action against NOW Solutions, please see below.

In March 2004, Ross commenced an action in the New York Supreme Court (the “Court”) by filing a motion for summary judgment in lieu of complaint against NOW Solutions to collect the note payable in the amount of $750,000 plus 10% interest and attorneys fees.  On October 7, 2004, the Court ruled in favor of NOW Solutions on its opposition to Ross’ motion and denied the motion for summary judgment, and pursuant to New York State law, the action continued and the pleadings supporting the motion were deemed to constitute the complaint. Accordingly, NOW Solutions filed an answer containing affirmative defenses and nine counterclaims against Ross. The affirmative defenses asserted by NOW Solutions included the same grounds which comprise the causes of action against Ross in the Derivative Action, namely Ross’ breach of the Asset Purchase Agreement as a result of its failure to credit NOW Solutions with adjustments at closing in an amount not less than $3,562,201. All of the counterclaims asserted by NOW Solutions against Ross related to the Asset Purchase Agreement and Ross’ breaches thereof Trial commenced on the Derivative Action and this action on March 20, 2007. On April 13, 2007, the court rendered decisions in both actions as follows: (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482 ($1,943,482-$664,000), plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing. (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed the Company’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict on this issue in the Ross Systems v. NOW Solutions action, and dismissed Ross’ defenses to the Vertical action and Ross’ claim for attorney fees therein. In the action of Ross Systems, Inc. v. NOW Solutions, Inc., NOW Solutions and Ross each filed motions for attorney's fees with the court in August 2007. In September 2007, the court awarded NOW Solutions a judgment in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 of accrued interest. NOW Solutions is currently seeking to collect the amounts due under the judgment. The judgment was entered on October 11, 2007. In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment. The Company is currently preparing for the appeal.

In March 2004, Ross commenced an action in the Court of Chancery, State of Delaware by filing a summons and complaint against the Company, NOW Solutions and Arglen alleging a fraudulent transfer in connection with the Company’s payment of monies to Arglen pursuant to the settlement between the Company and Arlgen dated December 2003 (the “2003 Settlement”).  The Company and NOW Solutions filed a motion to stay the Delaware action pending the resolution of the parties’ rights in Supreme Court, New York County and Appellate Division. Specifically, Ross seeks a judgment against the Company: (i) attaching the assets transferred to Arglen pursuant to the 2003 Settlement; (ii) enjoining the Company and NOW Solutions from making further transfers to Arglen pursuant to the Arglen Note; (iii) avoiding the transfers to the Company and Arglen or for judgment in the amount equivalent to the value of the assets transferred to them pursuant to the 2003 Settlement; and (iv) appointing a receiver to take possession of the assets transferred to the Company and Arglen pursuant to the 2003 Settlement. In July 2004, the Company and NOW Solutions filed a motion to stay the Delaware Action pending the resolution of the parties’ rights in the Derivative Action and Ross Action. In October 2004, the motion was granted and the Delaware action has been stayed. This action is subject to dismissal; however, it has been further stayed, since Ross has filed notice of its intention to appeal the above decision and has posted bond for the appeal.

In August 2005, the Company entered into a Payout Agreement with Arglen allowing payout terms to the Company and pursuant to which the Company agreed to enter into the Agreed Judgment. The Agreed Judgment and Payout Agreement were entered into concerning a California judgment and Arglen's notice of Filing a Foreign Judgment in Tarrant County, Texas, which were obtained in connection with the 2003 Settlement. Pursuant to the terms of the Agreed Judgment and the Payout Agreement, the Company agreed to pay Arglen a total of $713,489, which includes the following amounts: (a) $600,000 in principal on the promissory note issued by the Company pursuant to the settlement of litigation between the parties in 2003, (b) the accrued post-judgment interest on the California judgment from September 4, 2004 through September 15, 2005, at the rate of 10% per annum, which equals $61,989, and (c) attorney's fees incurred for the California and Texas judgment actions which were approximately $51,500. Pursuant to the terms of the Payout Agreement, the Company began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which will be replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. In accordance with the Payout Agreement, Arglen shall not execute the Agreed Judgment so long as the Company continues to make its payments as agreed.

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

Item 1A. Risk Factors

A description of the risks associated with the Company’s business, financial condition, and results of operations is set forth on Form 10-KSB for the year ended December 31, 2007 filed on April 22, 2008.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

During the three months ended March 31, 2008, the Company issued 250,000 unregistered shares of common stock of the Company to a director of the Company pursuant to a restricted stock agreement that provides for the shares to vest on the 1-year anniversary date of the agreement.

During the three months ended March 31, 2008, warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.

During the three months ended March 31, 2008, 1,683,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

In May 2008, the Company issued 1,000,000 shares of the Company’s common stock to Victor Weber that were granted in connection with a $100,000 loan made by Mr. Weber to Now Solutions in October 2006. These shares were accounted for in the Company’s 10-KSB for the year ended December 31, 2006.

For the period from April 1, 2008 to May 20, 2008, warrants to purchase 5,250,000 shares of common stock of the Company at an exercise price of $0.075 to $0.010 per share expired.

For the period from April 1, 2008 to May 20, 2008, 500,000 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to a restricted stock agreements with an employees of NOW Solutions executed in 2007.

Item 3. Defaults Upon Senior Securities

Note payable of $992,723 to Wolman Blair, PLLC, dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. As of the date of this report, the Company is in arrears in the amount of $37,500.
Note payable of $239,004 to a third party lender, dated August 30, 2002, bearing interest at 13% per annum, and unsecured. As of the date of this report, the Company is in arrears in the amount of $282,679.

Note payable of $96,946 to a third party, bearing interest at 12% per annum. As of the date of this report, the Company is in arrears in the amount of $5,200.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(A) Exhibits:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2008	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2008	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2008	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2008	Provided herewith

(B) Reports on Form 8-K:

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

VERTICAL COMPUTER SYSTEMS, INC.

May 20, 2008	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer
May 20, 2008	By:	/s/ David Braun
David Braun
Chief Financial Officer