Form 10-Q
period 2008-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2008-08-19
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
________________

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

As of August 19, 2008, the issuer had 999,235,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

•  Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
Assets

Current assets
Cash	$17,402	$131,420
Accounts receivable, net of allowance for bad debts of $320,932 and $344,752	432,935	962,772
Employee receivables	36,817	25,414
Prepaid expenses and other current assets	28,856	25,439

Total current assets	516,010	1,145,045

Property and equipment, net of accumulated depreciation of $1,004,967 and $970,867	78,917	80,708
Deposits and other	11,043	10,416

Total assets	$605,970	$1,236,169

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,356,856	$7,604,988
Deferred revenue	2,567,042	2,777,604
Derivative liabilities	247,753	291,584
Convertible debenture	40,000	40,000
Current portion - notes payable	3,616,119	3,508,593

Total current liabilities	13,827,770	14,222,769

Non-current portion - notes payable	2,027,900	2,221,719

Total liabilities	15,855,670	16,444,488

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc.
Consolidated Balance Sheets (Unaudited)

(Continued from previous page)
	June 30,	December 31,
	2008	2007

Stockholders' Deficit

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000
Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000
shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
994,418,482 and 991,485,149 issued and outstanding	9,944	9,915

Additional paid-in-capital	28,020,392	27,974,390

Accumulated deficit	(43,912,327)	(43,855,590)

Accumulated other comprehensive income - foreign currency translation	80,992	111,667

Total stockholders' deficit	(15,249,700)	(15,208,319)

Total liabilities and stockholders' deficit	$605,970	$1,236,169

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenues
Licensing and maintenance	$1,205,057	$1,260,046	$2,510,556	$2,469,213
Consulting Services	15,789	139,783	269,372	238,967
Other	25,100	39,012	75,868	61,424

Total Revenues	1,245,946	1,438,841	2,855,796	2,769,604

Selling , general and administrative expenses	1,526,859	1,520,935	3,087,485	3,570,069

Operating loss	(280,913)	(82,094)	(231,689)	(800,465)

Interest income	461	392	1,568	1,382
Interest expense	(170,194)	(187,285)	(384,965)	(369,098)
Gain on derivative instruments	141,804	-	43,831	-
Gain on settlement of trade payables	514,518	-	514,518	-
Net income (loss)	205,676	(268,987)	(56,737)	(1,168,181)

Dividend applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net income (loss) applicable to common stockholders'	$58,676	$(415,987)	$(350,737)	$(1,462,181)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average	994,308,592	999,042,100	993,770,772	996,084,670
of common shares outstanding

Comprehensive loss and its components
consist of the following:

Net income (loss)	$205,676	$(268,987)	$(56,737)	$(1,168,181)
Unrealized gain (loss) on securities available for sale	-	-	-	(3,603)
Translation adjustments	(24,563)	28,250	30,675	33,835
Comprehensive income (loss)	$181,113	$(240,737)	$(26,062)	$(1,137,949)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(56,737)	$(1,168,181)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,689	31,686
Amortization of debt discount	11,208	-
Gain on settlement of trade payables	(514,518)	-
Stock compensation	33,281	35,617
Shares issued for extension of debt	3,750	-
Shares issued for renegotiated debt	9,000	-
Gain on derivative instruments	(43,831)	-
Changes in operating assets and liabilities:
Accounts receivable	529,837	278,455
Receivable from officers and employees	(11,403)	(46,034)
Prepaid expenses and other assets	(4,047)	(28,643)
Accounts payable and accrued liabilities	330,760	891,137
Deferred revenue	(210,562)	(99,776)

Net cash provided by (used in) operating activities	109,427	(105,739)

Cash flow from investing activities:
Write-off of investment	-	2,760
Purchase of equipment	(30,897)	(57,891)

Net cash used in investing activities	(30,897)	(55,131)

Cash flow from financing activities:
Payment of notes payable	(199,033)	(203,134)
Proceeds from issuance of notes payable	37,160	340,000
Net cash provided by (used in) financing activities	(161,873)	136,866

Effect of changes in exchange rates on cash	(30,675)	(33,887)
Net change in cash and cash equivalents	(114,018)	(57,891)
Cash and cash equivalents, beginning of period	131,420	83,482
Cash and cash equivalents, end of period	$17,402	$25,591

Supplemental disclosures of cash flow information:
Cash paid for interest during the period:	$302,160	$227,205

Noncash supplemental cash flow disclosures:
Reclass of accrued interest to notes payable	$27,194	-
Reclass of accounts payable to notes payable	$37,178	-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Vertical Computer Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Vertical Computer Systems' annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 22, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2007 annual report on Form 10-KSB have been omitted.

Certain prior year balances have been reclassified to conform to current year presentation.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We do not expect this adoption to have a material impact on our financial statements.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements three and six months ended June 30, 2008 and 2007 have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Negative stockholders’ equity at June 30, 2008 was $15.25 million. Additionally, at June 30, 2008, the Company had negative working capital of approximately $13.3 million and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Common and Preferred Stock Transactions

In January 2008, we issued 250,000 common shares valued at $3,750 to a third party lender in connection with extending the maturity dates of two promissory notes issued by GIS in November 2003 in the amounts of $40,000 and $60,000, respectively.

In February 2008, we issued 500,000 common shares valued at $9,000 to a third party lender in connection with refinancing a $50,000 promissory note issued in June 2002 as well as accrued interest, fees, and expenses incurred in connection with the refinancing.

Management reviewed the impact of the above extensions on future cash flows and determined that these transactions were not extinguishments of debt under SFAS No. 140.

During the six months ended June 30, 2008, we recognized $33,281 of compensation expense related to the vesting of 2,183,333 common shares previously granted to employees. The shares were valued using the grant-date fair value of our common stock as quoted on a national stock exchange.

During the six months ended June 30, 2008, warrants to purchase 6,250,000 common shares at an exercise price of $0.075 to $0.010 per share expired.

At June 30, 2008, we had 1,000,000,000 common shares authorized and 994,418,482 shares issued and outstanding. However, we have convertible securities, including warrants, options, convertible preferred stock and convertible debt, that if converted would cause us to exceed our authorized shares by 75,000,000 common shares. (See Note 7, “Derivative liabilities”)

For additional common and preferred stock transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 9.

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the six months ended June 30, 2008:

December 31, 2007	$5,770,312

Repayment	(199,033)
New borrowings	37,160
Combine accrued interest into new debt	27,194
Combine accounts payable into new debt	37,178
Amortization of debt discount	11,208

June 30, 2008	$5,684,019

In January 2008, the maturity dates of two promissory notes issued by GIS for $60,000 and $40,000 were extended until June 2008 in consideration of issuing 250,000 common shares to the third party lender. The notes are in default.

In February 2008, Vertical refinanced a $50,000 note issued in June 2002 by issuing 500,000 common shares and replacing that old note with a new $96,946 note, bearing interest at 12% per annum and due in September 2008. The new note includes accrued interest, late fees, and attorney’s fees. The old note for $50,000 was cancelled. In connection with the refinancing, MRC pledged 3,000,000 common shares as collateral. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The $96,946 promissory note is in default.

In March 2008, Parker Mills and Vertical amended the payment terms of a $75,000 note issued in October 2005 by extending the maturity date to June 2009. In connection with the amendment, MRC pledged 2,000,000 shares of common stock of the Company as collateral on the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. William Mills is a Director of the Company and a partner of Parker Mills. The note is in default as payments have not been made as required.

In March 2008, Vertical and MRC amended the indemnity and reimbursement agreement (entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with a $96,946 and a $75,000 notes. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

Note 5. Legal Proceedings

Vertical is involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen Acquisitions (“Arglen”), Tinley, and Gyselen. We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross. The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216, which we are seeking to collect. In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment. The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled. According to the Appellate Court's calendar and the current schedule for filing of Points on appeal, a hearing on this matter is expected on or about October 28, 2008.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest. We agreed to pay Arglen $713,489 and we began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which was replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. The Company is in arrears in the amount of $61,489.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001 - 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement. The Tax Court case has been resolved and the IRS position was sustained.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 6 -Stock Options, Warrants and Stock Awards

Below is a summary of stock options and warrants issued and outstanding through June 30, 2008.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	6,250,000	0.01
Outstanding at 6/30/08	2,500,000	-	15,250,000	0.019

Information relating to stock options/warrants at June 30, 2008, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	8.10	$0.014	2,500,000	$0.014

	2,500,000	8.10	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	15,250,000	7.67	$0.020	15,250,000	$0.020

	15,250,000	7.67	$0.020	15,250,000	$0.020

Grand total	17,750,000	7.73	$0.019	17,750,000	$0.019

Stock Grants

Summary of Employee and Consultants Restricted Stock Awards

During the six months ended June 30, 2008, Vertical granted 250,000 common shares to a director of the Company. These shares were issued pursuant to a restricted stock agreements executed in 2008 that provide for the shares to vest at the 1-year anniversary date of the agreement.

For issuances, vesting, and cancellations of restricted stock subsequent to June 30, 2008, please see “Subsequent Events” in Note 8.

The following activity has occurred through June 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2007	6,750,002	$0.0126
Granted	250,000	0.0190
Vested	(2,183,333)	0.0149
Forfeited/Cancelled	-	-

Non Vested Balance at June 30, 2008	4,816,669	$0.0144

As of June 30, 2008, there was $45,408 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.8 years.

Note 7. Derivative liabilities

During 2007, two officers loaned a total of 13 million common shares (see Note 4) to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2008 and December 31, 2007, the aggregate derivative liability was $182,000 and $169,000.

During 2002 and 2003, the Company issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123R and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2008 and December 31, 2007, the aggregate derivative liability was $65,753 and $122,584.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price of $0.014, historical stock volatility of 117%, risk free interest rates from 1.60% to 2.36% and the remaining term of the instrument.

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

Level 3 — Significant inputs to the valuation model are unobservable.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	-	$247,753	-	$247,753

Note 8. Gain on Settlement of Trade Payables

In June 2008, we recorded a gain on settlement of trade payables of $514,518 as a result of our review of trade payables for those items in which the statute of limitations has been exceeded and no legal liability exists. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Note 9. Subsequent Events

For the period from July 1, 2008 to August 19, 2008, 133,334 common shares vested. These shares were issued pursuant to a stock agreement with employees of NOW Solutions executed in 2006.

In July 2008, the Company agreed to issue 250,000 shares to a third party consultant in connection with a services agreement.

In July 2008, Infinitek Corporation entered into consulting and distribution agreements with the Company and its subsidiaries. Under the consulting agreements, Infinitek will provide software application and development services to Vertical and marketing services on behalf of Taladin for the FLSA (Fair Labor Standards Act) compliant payroll product that is integrated with the emPath HRMS software solution. In addition, Now Solutions and Infinitek entered into a distribution agreement whereby Infinitek was authorized on a non-exclusive basis to market Now Solutions’ emPath HR/Payroll products in the United States.

In July 2008, the Company settled its patent infringement claim against Microsoft Corporation. This matter had previously been disclosed under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-KSB for 2007. Pursuant to the confidential settlement agreement, the Company granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the accompanying Consolidated Financial Statements, and the cautionary statements and risk factors included below in the Item 3 of the Report.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

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

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We have adopted this statement as of January 1, 2008.  The adoption created no impact to our financial statements.

Results of Operations

Three And Six Month Periods Ended June 30, 2008 Compared To The Three And Six Months Ended June 30, 2007

Total Revenues. The Company had total revenues of $1,245,946 and $1,438,841 in the three months ended June 30, 2008 and 2007, respectively. The decrease in total revenue was $192,895 for the three months ended June 30, 2008 representing a 13% decrease compared to the total revenue for the three months ended June 30, 2007. Of the $1,245,946 in the three months ended June 30, 2008 and the $1,438,841 in the three months ended June 30, 2007, all revenue was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the three months ended June 30, 2008 decreased by $54,989 from the same period in the prior year, representing a 4% decrease, due to decreases in contractual maintenance fees by Now Solutions.

Consulting revenue in the three months ended June 30, 2008 decreased by $123,994 from the same period in the prior year, which represented an 89% decrease, due to a lack of new customer installations and a slow-down in customers implementing the newest version of the company’s payroll software product.

Other revenue in the three months ended June 30, 2008 decreased by $13,912 from the same period in the prior year, which represented a 36% decrease. Other revenue is primarily billable travel time and reimbursable travel expenses and decreases when consulting revenue decreases. However, other revenue also includes foreign currency gains and losses, hosting revenue and other income.

The Company had total revenues of $2,855,796 and $2,769,604 in the six months ended June 30, 2008 and 2007, respectively. The increase in total revenue was $86,192 for the six months ended June 30, 2008 representing a 3% increase compared to the total revenue for the six months ended June 30, 2007. Of the $2,855,796 in the six months ended June 30, 2008 and the $2,769,604 in the six months ended June 30, 2007, all revenue was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of software licenses, consulting and maintenance fees. The revenue from license and maintenance in the six months ended June 30, 2008 increased by $41,353 from the same period in the prior year, representing a 2% increase due to increases in rates charged for contractual maintenance fees by Now Solutions, offset by customer cancellations.

Consulting revenue in the six months ended June 30, 2008 increased by $30,405, from the same period in the prior year, which represented a 13% increase, due to customers migrating to the newest version of Now Solutions’ payroll product at the beginning of the year.

Other revenue in the six months ended June 30, 2008 increased by $14,443 from the same period in the prior year, which represented a 24% increase. Other revenue is primarily billable travel time and reimbursable travel expenses and increases when consulting revenue increases. However, other revenue also includes hosting revenues, foreign currency gains and losses and other income. The addition of hosting revenues is responsible for most of the increase in other revenues for the six months ended June 30, 2008.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $1,526,859 and $1,520,935 for the three months ended June 30, 2008 and 2007, respectively. The total operating expenses in the three months ended June 30, 2008 increased by $5,924 compared to the operating expenses in the three months ended June 30, 2007, representing a 0.3% increase. Of the $1,526,859 in the three months ended June 30, 2008 and the $1,520,935 in the three months ended June 30, 2007, Now Solutions accounted for $1,200,846 and $1,247,816, respectively. The increase of $5,924 was primarily attributable to a increases in consulting and audit fees offset by a reduction in legal fees and travel and entertainment.

The Company had selling, general and administrative expenses of $3,087,485 and $3,570,069 in the six months ended June 30, 2008 and 2007, respectively. The total operating expenses in the six months ended June 30, 2008 decreased by $482,584 compared to the operating expenses in the six months ended June 30, 2007, representing a 14% decrease. Of the $3,087,485 in the six months ended June 30, 2008 and the $3,570,069 in the six months ended June 30, 2007, Now Solutions accounted for $2,452,659 and $2,777,316, respectively. The $482,584 decrease was primarily attributable to reductions in legal fees, commitment fees for purchased software and lower travel and entertainment expenses. Partially offsetting the lower expenses are increases in audit and consulting fees.

Operating Loss. The Company had an operating loss of $280,913 and $82,094 in the three months ended June 30, 2008 and 2007, respectively. The operating loss increased by $198,819 compared to the operating loss in the three months ended June 30, 2007, representing an increase of 242%. The increase was primarily attributable to the decrease in the revenues of $192,895.

The Company had an operating loss of $231,689 and $800,465 in the six months ended June 30, 2008 and 2007, respectively. The operating loss decreased by $568,776 compared to the operating loss in the six months ended June 30, 2007, representing a decrease of 71%. The decrease was attributable to the increase in revenue of $86,192, and a decrease in the operating expenses of $482,584 as described in the above paragraph (Selling, General and Administrative Expenses).

Interest Expense. The Company had interest expense of $170,194 and $187,285 for the three months ended June 30, 2008 and 2007, respectively. Interest expense decreased in 2008 by $17,091, representing a decrease of 9%, compared to the three months ended June 30, 2007. The decrease was related to the effect of principal payments made on certain notes.

The Company had interest expense of $384,965 and $369,098 for the six months ended June 30, 2008 and 2007, respectively. Interest expense increased in 2008 by $15,867, representing an increase of 4%, compared to the six months ended June 30, 2007. The increase was related to additional notes payable and the compounding effect of interest on late payments made on certain notes.

Gain on Settlement of Trade Payables. The Company had a one-time gain on settlement of trade payables of $514,518 for the three month and six month periods ended June 30, 2008. This was an increase of $514,518 from the three and six month periods ended June 30, 2007. The gain was a result of our review of trade payables for those items in which the statute of limitations has been exceeded and no legal liability exists. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Net Income (Loss). The Company had net income of $205,676 and a net loss of $268,987 for the three months ended June 30, 2008 and 2007, respectively. Net income as of June 30, 2008 increased by $474,663, representing an increase of 176%. The increase was primarily attributable to the one-time gain on settlement of trade payables of $514,518 and a decrease in interest expense of $17,091. These improvements were partially offset by a decrease in revenues of $192,895.

The Company had a net loss of $56,737 and $1,168,181 for the six months ended June 30, 2008 and 2007, respectively. Net loss as of June 30, 2008 decreased by $1,111,444, representing a decrease of 95%. The decrease was primarily attributable to the one-time gain on settlement of trade payables of $514,518, a decrease in operating expenses of $482,584 as described in the above paragraph (Selling, General and Administrative Expenses), an increase in revenues of $86,192, partially offset by an increase in interest expense of $15,867.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended June 30, 2008 and 2007, respectively.

The total dividends applicable to Series A and Series C preferred stock were $294,000 and $294,000 for the six months ended June 30, 2008 and 2007, respectively.

Net Loss Available to Common Stockholders.The Company had a net income attributed to common stockholders of $58,676 and net loss of $415,987 for the three months ended June 30, 2008 and 2007, respectively. Net loss attributed to common stockholders decreased by $474,663, representing a decrease of 114%, compared to the net loss attributed to common stockholders in the three months ended June 30, 2007. The decrease was primarily attributable to the one-time gain on settlement of trade payables of $514,518 and a decrease in interest expense of $17,091. These improvements were partially offset by a decrease in revenues of $192,895.

The Company had a net loss attributed to common stockholders of $350,737 and $1,462,181 for the six months ended June 30, 2008 and 2007, respectively. Net loss attributed to common stockholders decreased by $1,111,444, representing a decrease of 76%, compared to the net loss attributed to common stockholders in the six months ended June 30, 2007. The decrease of $1,111,444 was primarily attributable to the one-time gain on settlement of trade payables of $514,518, a decrease in operating expenses of $482,584 as described in the above paragraph (Selling, General and Administrative Expenses), an increase in revenues of $86,192, partially offset by an increase in interest expense of $15,867.

 Net Income (Loss) Per Share. The Company had net income per share of $0.00 and a net loss per share of $0.00 for the three months ended June 30, 2008 and 2007, respectively.

The Company had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2008 and 2007, respectively.

Liquidity And Capital Resources

At June 30, 2008, the Company had non-restricted cash-on-hand of $17,402 as compared to $25,591 at June 30, 2007.

Net cash provided by operating activities for the six months ended June 30, 2008 was $109,427. This cash flow was primarily related to a net loss of $56,737 adjusted by total non-cash items of $650,416 (including depreciation and amortization of $32,688, expenses paid by the issuance of common stock and restricted stock totaling $46,031, gain on settlement of trade payables of $514,518, and gain on derivative instruments of $43,831), increases in all current liabilities items of $330,760, a decrease in receivables of $529,837, an increase in prepaid expenses of $4,047 and a decrease in deferred revenue of $210,562.

Net cash used in investing activities for the six months ended June 30, 2008 was $30,897, which consisted of the purchase of equipment and software.

Net cash used in financing activities for the six months ended June 30, 2008 was $161,873, consisting of the repayment of notes payable of $199,033 partially offset by the issuance of $37,160 of new notes payable.

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

	Balance at	Due in Next Five Years
Contractual Obligations	06/30/08	2008	2009	2010	2011	2012+
Notes payable	$5,644,019	$3,616,119	$251,759	$306,803	$224,727	$1,244,611
Convertible debts	40,000	40,000		-	-	-
Total	$5,684,019	$3,656,119	$251,759	$306,803	$224,727	$1,244,611

Of the above notes payable of $5,644,019, the default situation is as follows:

Notes Payable	06/30/08	12/31/07

In default	$3,178,861	$3,344,196
Current	2,465,158	2,386,116

Total Notes Payable	$5,644,019	$5,730,312

Related Party Transactions

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

In March 2008, MRC pledged 2,000,000 common shares of the Company’s stock to secure a $75,000 promissory note issued to Parker Mills. William Mills William is a company director and also a partner of the law firm Parker Mills. For additional details on this note, please see “Notes Payable” under Note 4.

In March 2008, MRC pledged 3,000,000 common shares of the Company’s stock to secure a $96,946 promissory note issued to a third party lender. For additional details on this note, please see “Notes Payable” under Note 4 and Subsequent Events under Note 9.

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

Item 4T. Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

All pending material legal proceedings involving the Company and its subsidiaries are set forth in the Company’s 10-Q for the three months ended March 31, 2008, filed on May 20, 2008.

During the period covered by this Report through the date of filing this Report, the following activity concerning pending material legal proceedings has occurred:

In the litigation between Now Solutions and Ross, Ross has appealed the judgment awarded to Now Solutions. According to the Appellate Court's calendar and the current schedule for filing of Points on appeal, a hearing on this matter is expected on or about October 28, 2008.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001 - 2005. On March 9, 2007, the Company filed an appeal with the United States Tax Court, seeking an installment payout agreement. The Tax Court case has been resolved and the IRS position was sustained.

In July 2008, the Company settled its patent infringement claim against Microsoft Corporation. This matter had previously been disclosed under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Pursuant to the confidential settlement agreement, the Company granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.

In the opinion of management, the ultimate resolution of any pending material legal proceedings may have a significant effect on the financial position, operations or cash flows of the Company. Also, the Company in the future may become involved in other legal actions that may have a significant effect on the financial position, operations or cash flows of the Company.

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

In February 2008, MRC pledged 3,000,000 shares of common stock of the Company as collateral on a $96,946 note issued in February 2008 to a third party lender. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The $96,946 note is in default. In March 2008, MRC pledged 2,000,000 shares of common stock of the Company to secure a $75,000 promissory note payable to Parker Mills in connection with extending the maturity date until June 2009. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. William Mills is a Director of the Company and a partner of Parker Mills, LLP.

In March 2008, the Company and MRC amended the indemnity and reimbursement agreement (entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with a $96,946 and a $75,000 notes. The $96,946 note is in default. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In May 2008, the Company issued 1,000,000 shares of the Company’s common stock to Victor Weber that were granted in connection with a $100,000 loan made by Mr. Weber to Now Solutions in October 2006. These shares were accounted for in the Company’s 10-KSB for the year ended December 31, 2006.

During the six months ended June 30, 2008, the Company issued 250,000 unregistered shares of common stock of the Company to a director of the Company pursuant to a restricted stock agreement that provides for the shares to vest on the 1-year anniversary date of the agreement.

During the six months ended June 30, 2008, warrants to purchase 6,250,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.

During the six months ended June 30, 2008, 2,183,332 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

For the period from July 1, 2008 to August 19, 2008, 133,334 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to a restricted stock agreements with employees of NOW Solutions executed in 2006.

Item 3. Defaults Upon Senior Securities

Note payable of $992,723 to Wolman Blair, PLLC, dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. As of the date of this report, the Company is in arrears in the amount of $87,500.

Note payable of $239,004 to a third party lender, dated August 30, 2002, bearing interest at 13% per annum, and unsecured. As of the date of this report, the Company is in arrears in the amount of $287,986.

Note payable of $96,946 to a third party, bearing interest at 12% per annum. The note is in default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(A) Exhibits:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2008	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2008	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2008	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2008	Provided herewith

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

On July 28, 2008, the Company settled the patent infringement claim that the Company initiated in federal court against Microsoft Corporation. This matter had previously been disclosed under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Pursuant to the confidential settlement agreement, the Company granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 19, 2008	By: /s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

August 19, 2008	By: /s/ David Braun
David Braun
Chief Financial Officer