Form 10-Q
period 2008-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2008-11-14
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

As of November 14, 2008, the issuer had 999,735,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. consolidated Financial Statements

Vertical Computer Systems, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets

Current assets
Cash	$236,082	$131,420
Accounts receivable, net of allowance for bad debts of $328,149 and $349,009	238,254	962,772
Employee receivables	60,859	25,414
Prepaid expenses and other current assets	47,768	25,439

Total current assets	582,963	1,145,045

Property and equipment, net of accumulated depreciation of $1,017,072 and $970,867	65,174	80,708
Deposits and other	10,084	10,416

Total assets	$658,221	$1,236,169

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,801,616	$7,604,988
Deferred revenue	2,203,694	2,777,604
Derivative liabilities	1,159,466	291,584
Convertible debenture	40,000	40,000
Current portion - notes payable	3,460,486	3,508,593

Total current liabilities	13,665,262	14,222,769

Non-current portion - notes payable	2,024,031	2,221,719

Total liabilities	15,689,293	16,444,488

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc.
Consolidated Balance Sheets
(Unaudited)
(Continued from previous page)

	September 30,	December 31,
	2008	2007

Stockholders' Deficit

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Preferred stock; $0.001 Par Value; 375,000 Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Preferred stock; $0.001 Par Value; 300,000 Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized 994,801,816 and 991,485,149 issued and outstanding	9,948	9,915

Additional paid-in-capital	28,028,822	27,974,390

Accumulated deficit	(43,718,312)	(43,855,590)

Accumulated other comprehensive income – foreign currency translation	97,171	111,667

Total stockholders' deficit	(15,031,072)	(15,208,319)

Total liabilities and stockholders' deficit	$658,221	$1,236,169

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Licensing and maintenance	$4,124,882	$1,482,627	$6,635,438	$3,951,839
Consulting Services	88,017	97,165	357,389	336,132
Other	25,280	(4,844)	101,148	56,581

Total Revenues	4,238,179,	1,574,948	7,093,975	4,344,552

Selling , general and administrative expenses	2,903,523	1,622,463	6,023,697	5,192,532

Operating income (loss)	1,334,656	(47,515)	1,070,278	(847,980)

Interest income	955	216	2,523	1,597
Interest expense	(197,194)	(180,507)	(582,159)	(549,605)
Loss on derivative instruments	(911,713)	-	(867,882)	-
Gain on settlement of trade payables	-	-	514,518	-
Net income (loss)	226,704	(227,806)	137,278	(1,395,988)

Dividend applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net income (loss) applicable to common stockholders'	$79,704	$(374,806)	$(303,722)	$(1,836,988)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	994,730,981	990,503,565	994,093,178	994,203,859

Comprehensive loss and its components consist of the following:

Net income (loss)	$226,704	$(227,806)	$137,278	$(1,395,988)
Unrealized loss on securities available for sale	-	-	-	(3,603)
Translation adjustments	16,179	(6,126)	(14,496)	27,709
Comprehensive income (loss)	$242,883	$(233,932)	$122,782	$(1,371,882)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$137,278	$(1,395,988)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,686	47,472
Amortization of debt discount	16,812	-
Gain on settlement of trade payables	(514,518)	-
Stock compensation and other stock transactions	41,715	47,408
Shares issued for extension of debt	3,750	-
Shares issued for renegotiated debt	9,000	-
Loan origination costs included in issuance of notes payable	-	11,586
Loss on derivative instruments	867,882	-
Changes in operating assets and liabilities:
Accounts receivable	724,518	429,382
Receivable from officers and employees	(35,445)	(44,528)
Prepaid expenses and other assets	(21,997)	(5,076)
Accounts payable and accrued liabilities	(224,483)	1,391,869
Deferred revenue	(573,910)	(559,728)

Net cash provided by (used in) operating activities	478,288	(77,603)

Cash flow from investing activities:
Write-off of investment	-	2,760
Purchase of equipment	(32,152)	(59,530)

Net cash used in investing activities	(32,152)	(56,770)

Cash flow from financing activities:
Payment of notes payable	(364,138)	(302,033)
Proceeds from issuance of notes payable	37,160	425,400

Net cash provided by (used in) financing activities	(326,978)	123,367

Effect of changes in exchange rates on cash	(14,496)	(27,761)

Net change in cash and cash equivalents	104,662	(38,767)
Cash and cash equivalents, beginning of period	131,420	83,482
Cash and cash equivalents, end of period	$236,082	$44,715

Supplemental disclosures of cash flow information:
Cash paid for interest during the period:	$449,029	$328,779
Noncash supplemental cash flow disclosures:
Reclass of accrued interest to notes payable	$27,194	$-
Reclass of accounts payable to notes payable	37,177	-
Common stock loaned to the company	-	290,000

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

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses in previous years, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives or successfully implement its patent licensing opportunities and new business strategies. Negative stockholders’ equity at September 30, 2008 was $15.0 million. Additionally, at September 30, 2008, the Company had negative working capital of approximately $13.1 million and has defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Common Stock Transactions

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

In September 2008, the Company issued 250,000 common shares to a third party consultant in connection with a services agreement.

During the nine months ended September 30, 2008, we recognized $41,715 of compensation expense related to the vesting of 2,316,667 common shares previously granted to employees. The shares were valued using the grant-date fair value of our common stock as quoted on a national stock exchange.

During the nine months ended September 30, 2008, warrants to purchase 6,250,000 common shares at an exercise price of $0.0075 to $0.010 per share expired.

At September 30, 2008, we had 1,000,000,000 common shares authorized and 994,801,816 shares issued and outstanding. However, we have convertible securities, including warrants, options, convertible preferred stock and convertible debt, that if converted would cause us to exceed our authorized shares by 75,000,000 common shares. (See Note 7, “Derivative liabilities”)

For additional common and preferred stock transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 10.

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the nine months ended September 30, 2008:

December 31, 2007	$5,770,312

Repayment	(364,138)
New borrowings	37,160
Combine accrued interest into new debt	27,194
Combine accounts payable into new debt	37,177
Amortization of debt discount	16,812

September 30, 2008	$5,524,517

In January 2008, the maturity dates of two promissory notes issued by GIS for $60,000 and $40,000 were extended until June 2008 in consideration of issuing 250,000 common shares valued at $3,750 to the third party lender. This amount was expensed. The notes are in default.

In February 2008, Vertical refinanced a $50,000 note issued in June 2002 by issuing 500,000 common shares valued at $9,000, and replacing that old note with a new $96,946 note, bearing interest at 12% per annum and due in September 2008. The $9,000 was expensed. The new note includes accrued interest, late fees, and attorney’s fees. The old note for $50,000 was cancelled resulting in a loss of $14,000 from the extinguishment of the debt. In connection with the refinancing, MRC pledged 3,000,000 common shares as collateral. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The $96,946 promissory note is in default. In September 2008, the lender notified MRC and the Company of its intention to liquidate the common shares pledged by MRC. For additional details on the sales of the pledged common shares, please see Note 10.

In March 2008, Parker Mills and Vertical amended the payment terms of a $75,000 note issued in October 2005 by extending the maturity date to June 2009. In connection with the amendment, MRC pledged 2,000,000 shares of common stock of the Company as collateral on the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. William Mills is a Director of the Company and a partner of Parker Mills. For additional details on the note, please see Note 10.

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

Note 5. Legal Proceedings

Vertical is involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen Acquisitions (“Arglen”), Tinley, and Gyselen (the “Vertical Case”). We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross. In April 2004, Ross sued NOW Solutions (the “NOW Case”) for payment of the note and we counterclaimed for maintenance fees due us. The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216, which we are seeking to collect, and thereafter the Vertical Case was dismissed as moot. In November 2007, Ross gave notice of its intention to appeal the decision in the NOW Case and posted a bond in the amount of the judgment. In August 2008, Ross appealed the dismissal of the Vertical Case and thereafter the two appeals were consolidated. The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled. According to the Appellate Court's calendar and the current schedule for filing of Points on appeal, Court’s calendar and the current schedule for filing of Points on appeal, a hearing on this matter is expected in January 2009.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest. We agreed to pay Arglen $713,489 and we began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which was replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. The Company has paid the $713,489 due under the default judgment and settlement.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001 - 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement. The Tax Court case has been resolved and the IRS position was sustained. The company paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.

In July 2008, the Company settled its patent infringement claim against Microsoft Corporation and received the agreed upon settlement proceeds in August 2008. The settlement amount was recorded in licensing and maintenance revenues, while the contingent attorney fees were recorded as part of selling, general and administrative expenses. This matter had previously been disclosed under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Pursuant to the confidential settlement agreement, the Company granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 6 –Stock Options, Warrants and Stock Awards

Below is a summary of stock options and warrants issued and outstanding through September 30, 2008.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	6,250,000	0.01
Outstanding at 9/30/08	2,500,000	-	15,250,000	0.019

Information relating to stock options/warrants at September 30, 2008, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	5.03	$0.014	2,500,000	$0.014

	2,500,000	5.03	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	15,250,000	4.60	$0.020	15,250,000	$0.020

	15,250,000	4.60	$0.020	15,250,000	$0.020

Grand total	17,750,000	4.66	$0.019	17,750,000	$0.019

Stock Grants

During the nine months ended September 30, 2008, Vertical granted 250,000 common shares to a director. These shares were granted pursuant to a restricted stock agreements executed in 2008 that provide for the shares to vest at the 1-year anniversary date of the agreement.

For issuances, vesting, and cancellations of restricted stock subsequent to September 30, 2008, please see “Subsequent Events” in Note 10.

The following activity has occurred through September 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2007	6,750,002	$0.0126
Granted	250,000	0.0190
Vested	(2,316,667)	0.0162
Forfeited/Cancelled	-	-

Non Vested Balance at September 30, 2008	4,683,335	$0.0138

As of September 30, 2008, there was $37,388 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 1.4 years.

Note 7. Derivative liabilities

During 2007, two officers loaned a total of 13 million common shares (see Note 4) to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2008 and December 31, 2007, the aggregate derivative liability was $650,000 and $169,000.

During 2002 and 2003, the Company issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123R and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2008 and December 31, 2007, the aggregate derivative liability was $509,466 and $122,584.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price of $0.05, historical stock volatility of 117%, risk free interest rates from 1.60% to 2.36% and the remaining term of the instrument.

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

Level 3 — Significant inputs to the valuation model are unobservable.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	-	$1,159,466	-	$1,159,466

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

In March 2008, MRC pledged 2,000,000 common shares of the Company’s stock to secure a $75,000 promissory note issued to Parker Mills. William Mills William is a company director and also a partner of the law firm Parker Mills. For additional details on this note, please see “Notes Payable” under Note 4 and “Subsequent Events” under Note 10.

In March 2008, MRC pledged 3,000,000 common shares of the Company’s stock to secure a $96,946 promissory note issued to a third party lender. For additional details on this note and the pledge of stock, please see “Notes Payable” under Note 4 and “Subsequent Events” under Note 10.

In May 2008, Robert Farias assigned the rights to a “point-of-sale” software technology (“PASS”) to the Company pursuant to an agreement, which was sublicensed to Vertical Healthcare Solutions (“VHS”). VHS and Mr. Farias entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing cilents. In September 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias. Also in September 2008, Now Solutions entered into a hosted service provider agreement with Robert Farias for emPath®. Robert Farias is a director of Infinitek Corporation with whom the Company and its subsidiaries have entered into consulting and referral agreements with.

For additional related party transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 10.

Note 10. Subsequent Events

In October 2008, a third party lender began to sell common shares pledged by MRC in connection with a $96,946 note in default. At the completion of these sales, the lender had sold 1,500,000 common shares at a value of $118,167 in satisfaction of the outstanding debt, including attorneys’ fees, accrued interest and penalties.

In October 2008, Vertical did not make the required note payment on the Parker Mills note. This note is now in default.

For the period from October 1, 2008 to November 14, 2008, 1,166,666 common shares vested. These shares were issued pursuant to a stock agreement with employees of NOW Solutions executed in 2005 and 2007.

For the period from October 1, 2008 to November 14, 2008, 500,000 common shares were cancelled pursuant to the terms of a restricted stock agreement with an employee of Now Solutions who resigned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the accompanying Consolidated Financial Statements, and the cautionary statements and risk factors included below in Item 3 of the Report.

Critical Accounting Policies

Revenue Recognition

Service revenue generated from professional consulting and training services are recognized as the services are performed. Maintenance revenue, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months. The Company’s revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and with Emerging Issues Task Force (“EITF”) Issue No 00-21, “Revenue Arrangement with Multiple Deliverables.”

Deferred revenue on maintenance contracts represents cash received in advance or accounts receivable from systems, maintenance services, and consulting sales, which is recognized over the life of the contract.

In accordance with SEC Staff Accounting Bulletin No. 104, entitled “Revenue Recognition”, the Company recognizes revenue from license of computer software up-front provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of resulting receivables is deemed probable, and no significant other vendor obligations exist.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future. See Note 6 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives is determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

Results of Operations

Three And Nine Month Periods Ended September 30, 2008 Compared To The Three And Nine months ended September 30, 2007

Total Revenues. The Company had total revenues of $4,238,179 and $1,574,948 in the three months ended September 30, 2008 and 2007, respectively. The increase in total revenue was $2,663,231 for the three months ended September 30, 2008 representing a 169% increase compared to the total revenue for the three months ended September 30, 2007.

The total revenues primarily consist of fees from software and technology licenses, consulting, and maintenance fees. The revenue from licenses and maintenance in the three months ended September 30, 2008 increased by $2,642,255 from the same period in the prior year, representing a 178% increase. The increase was due to an increase in technology licensing fees paid to the Company, including non-recurring licensing fees paid to the Company in settlement of a patent infringement claim.

Consulting revenue in the three months ended September 30, 2008 decreased by $9,149 from the same period in the prior year, which represented a 9% decrease, due to a lack of new customer installations and a slow-down in customers implementing the newest version of the company’s payroll software product.

Other revenue in the three months ended September 30, 2008 increased by $30,124 from the same period in the prior year, which represented a 622% increase. Other revenue is primarily billable travel time and reimbursable travel expenses, as well as hosting revenue. Hosting revenue increased for the three months ended September 30, 2008 due to obtaining new clients late in 2007. Billable travel time and reimbursable travel expenses decreases when consulting revenue decreases, offsetting part of the hosting revenue increase. Other revenue also includes foreign currency gains and losses and other income, which were not significant during the period.

The Company had total revenues of $7,093,975 and $4,344,552 in the nine months ended September 30, 2008 and 2007, respectively. The increase in total revenue was $2,749,423 for the nine months ended September 30, 2008, representing a 63% increase compared to the total revenue for the nine months ended September 30, 2007. Of the $7,093,975 in revenues in the nine months ended September 30, 2008, $4,193,975 was related to the business operations of Now Solutions, a wholly-owned subsidiary of the Company.

The total revenues primarily consist of fees from software and technology licenses, consulting, and maintenance fees. The revenue from license and maintenance in the nine months ended September 30, 2008 increased by $2,683,599 from the same period in the prior year. This represents a 68% increase over the prior period, and was due to an increase in technology licensing fees paid to the Company, including non-recurring licensing fees paid to the Company in settlement of a patent infringement claim.

Consulting revenue in the nine months ended September 30, 2008 increased by $21,256 from the same period in the prior year, which represented a 6% increase, due to customers migrating to the newest version of Now Solutions’ payroll product at the beginning of the year.

Other revenue in the nine months ended September 30, 2008 increased by $44,567 from the same period in the prior year, which represented a 79% increase. Other revenue is primarily billable travel time and reimbursable travel expenses and increases when consulting revenue increases. However, other revenue also includes hosting revenues, foreign currency gains and losses and other income. The addition of hosting revenues is responsible for most of the increase in other revenues for the nine months ended September 30, 2008.

Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $2,903,523 and $1,622,463 for the three months ended September 30, 2008 and 2007, respectively. The total operating expenses in the three months ended September 30, 2008 increased by $1,281,060 compared to the operating expenses in the three months ended September 30, 2007, representing a 79% increase. Of the $2,903,523 in the three months ended September 30, 2008 and the $1,622,463 in the three months ended September 30, 2007, Now Solutions accounted for $1,217,825 and $1,476,015, respectively. The increase of $1,281,060 was primarily attributable to non-recurring increases in attorney fees related to the contingency fee charged as a result of settlement of a patent infringement claim and conclusion of the related licensing agreement. Additional increases related to such licensing agreement included contingent payments to the patent inventor and contingent loan commitment fees as a result of the additional revenue. Decreases in third party royalty expenses, attorney fees unrelated to the licensing agreement, and general consulting fees offset a portion of the increase.

The Company had selling, general and administrative expenses of $6,023,697 and $5,192,532 in the nine months ended September 30, 2008 and 2007, respectively. The total operating expenses in the nine months ended September 30, 2008 increased by $831,165 compared to the operating expenses in the nine months ended September 30, 2007, representing a 16% increase. Of the $6,023,697 in the nine months ended September 30, 2008 and the $5,192,532 in the nine months ended September 30, 2007, Now Solutions accounted for $3,670,483 and $4,253,331, respectively. The $831,165 increase was primarily attributable to non-recurring increases in attorney fees related to the contingency fee charged as a result of licensing agreements. Partially offsetting that increase were reductions in legal and professional fees not associated with the license, commitment fees for purchased software and lower travel and entertainment expenses.

Operating Income (Loss). The Company had operating income of $1,334,656 and an operating loss of $47,515 in the three months ended September 30, 2008 and 2007, respectively. The operating income increased by $1,382,171 compared to the operating loss in the three months ended September 30, 2007. The increase was primarily attributable to the increase in revenue discussed above, partly offset by the increase in selling, general and administrative expenses discussed previously.

The Company had operating income of $1,070,278 and an operating loss of $847,980 in the nine months ended September 30, 2008 and 2007, respectively. The operating income increased by $1,918,258 compared to the operating loss in the nine months ended September 30, 2007, representing an increase of 226%. The increase was attributable to the increase in revenue of $2,749,423, partly offset by an increase in the operating expenses of $831,165 as described in the above paragraph (Selling, General and Administrative Expenses).

Interest Expense. The Company had interest expense of $197,194 and $180,507 for the three months ended September 30, 2008 and 2007, respectively. Interest expense increased in 2008 by $16,687, representing an increase of 9%, compared to the three months ended September 30, 2007. The increase was related to the effect of accruing default interest on certain notes partly offset by principal payments made on certain notes.

The Company had interest expense of $582,159 and $549,605 for the nine months ended September 30, 2008 and 2007, respectively. Interest expense increased in 2008 by $32,554, representing an increase of 6%, compared to the nine months ended September 30, 2007. The increase was related to additional notes payable, the compounding effect of interest on late payments made on certain notes, and default interest on certain notes in default, partly offset by principal payments on certain notes..

Loss on Derivative Instruments. The Company has derivative liabilities as a result of loans with convertible features and stock loaned by executives. For detail on the derivatives and the valuation, see Valuation of Embedded Warrants and Derivatives above. The derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The loss of $911,713 and $867,882 for the three month and nine month periods ended September 30, 2008, respectively is due to increases in the Company’s stock price at the end of the period compared to the end of the prior reporting period.

Gain on Settlement of Trade Payables. The Company had a one-time gain on settlement of trade payables of $514,518 for the nine month period ended September 30, 2008. This was an increase of $514,518 from the nine month period ended September 30, 2007. The gain was a result of our review of trade payables for those items in which the statute of limitations has been exceeded and no legal liability exists. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Net Income (Loss). The Company had net income of $226,704 and a net loss of $227,806 for the three months ended September 30, 2008 and 2007, respectively. Net income as of September 30, 2008 increased by $454,510, representing an increase of 200%. The increase was primarily attributable to the increase in revenue of $2,663,231, partially offset by an increase in selling, general and administrative expenses of $1,281,060, the loss on the derivative instruments of $911,713, and the increase in interest expense of $16,687.

The Company had net income of $137,278 and a net loss of $1,395,988 for the nine months ended September 30, 2008 and 2007, respectively. Net income as of September 30, 2008 increased by $1,533,266, representing an increase of 110%. The increase was primarily attributable to the increase in revenues of $2,749,423 and the one-time gain on settlement of trade payables of $514,518. An increase in operating expenses of $831,16575 as described in the above paragraph (Selling, General and Administrative Expenses) and the loss on derivative instruments of $867,882 partially offsets the improvements to net income.

Dividends Applicable to Preferred Stock. The Company has outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended September 30, 2008 and 2007, respectively.

The total dividends applicable to Series A and Series C preferred stock were $441,000 and $441,000 for the nine months ended September 30, 2008 and 2007, respectively.

Net Income (Loss) Available to Common Stockholders. The Company had net income attributed to common stockholders of $79,704 and a net loss of $374,806 for the three months ended September 30, 2008 and 2007, respectively. Net income attributed to common stockholders increased by $454,510, representing an increase of 121%, compared to the net loss attributed to common stockholders in the three months ended September 30, 2007. The increase was primarily attributable to the increase in revenue of $2,663,231 partially offset by an increase in selling, general and administrative expenses of $1,281,060 and the loss on the derivative instruments of $911,713.

The Company had a net loss attributed to common stockholders of $303,722 and $1,836,988 for the nine months ended September 30, 2008 and 2007, respectively. Net loss attributed to common stockholders decreased by $1,533,266, representing a decrease of 83%, compared to the net loss attributed to common stockholders in the nine months ended September 30, 2007. The decrease of $1,533,266 was primarily attributable to the increase in revenues of $2,749,423 and the one-time gain on settlement of trade payables of $514,518. An increase in operating expenses of $831,165 as described in the above paragraph (Selling, General and Administrative Expenses), and the loss on derivative instruments of $867,882 partially offsets the improvements to net loss available to common stockholders.

 Net Income (Loss) Per Share. The Company had net income per share of $0.00 and a net loss per share of $0.00 for the three months ended September 30, 2008 and 2007, respectively.

The Company had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity And Capital Resources

At September 30, 2008, the Company had non-restricted cash-on-hand of $236,081 as compared to $44,715 at September 30, 2007. The cash generated in the third quarter was primarily due to the collection of technology license revenues by the parent. The collection was net of contingent attorney fees related to the license and related infringement claim settlement. The remaining cash was used to pay certain contingent loan commitment fees, inventor fees, a portion of the IRS payroll tax liability and pay past-due note payments and to fund current operations of the Company and its subsidiaries.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $478,285. This cash flow was primarily related to net income of $137,278 adjusted by total non-cash items of $472,327 (including depreciation and amortization of $47,686, expenses paid by the issuance of common stock and restricted stock totaling $54,465, gain on settlement of trade payables of $514,518, and loss on derivative instruments of $867,882), decreases in all current liabilities items of $224,480, a decrease in receivables of $724,518, an increase in prepaid expenses of $22,000 and a decrease in deferred revenue of $573,910.

Net cash used in investing activities for the nine months ended September 30, 2008 was $32,152, which consisted of the purchase of equipment and software.

Net cash used in financing activities for the nine months ended September 30, 2008 was $326,978, consisting of the repayment of notes payable of $364,138 partially offset by the issuance of $37,160 of new notes payable.

As of the date of this filing, the Company does not have sufficient funds available to fund its operations and repay its debt obligations under their existing terms. Therefore, the Company needs to raise additional funds through selling securities, obtaining loans, renegotiating the terms of its existing debt and/or increase sales or successfully implement its patent licensing opportunities and new business strategies. The Company’s inability to raise such funds and/or renegotiate the terms of its existing debt will significantly jeopardize its ability to continue operations.

	Balance at	Due in Next Five Years
Contractual Obligations	09/30/08	2008	2009	2010	2011	2012+

Notes payable	$5,484,517	$3,460,486	$257,195	$314,932	$189,983	$1,261,921
Convertible debts	40,000	40,000		-	-	-
Total	$5,524,517	$3,500,486	$257,195	$314,932	$189,983	$1,261,921

Of the above notes payable of $5,484,517, the default situation is as follows:

Notes Payable	09/30/08	12/31/07

In default	$3,170,980	$3,344,196
Current	2,313,537	2,386,116

Total Notes Payable	$5,484,517	$5,730,312

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

In March 2008, MRC pledged 2,000,000 common shares of the Company’s stock to secure a $75,000 promissory note issued to Parker Mills. William Mills William is a company director and also a partner of the law firm Parker Mills. For additional details on this note, please see “Notes Payable” under Note 4 and “Subsequent Events” under Note 10.

In March 2008, MRC pledged 3,000,000 common shares of the Company’s stock to secure a $96,946 promissory note issued to a third party lender. For additional details on this note and the pledge of stock, please see “Notes Payable” under Note 4 and “Subsequent Events” under Note 10.

In May 2008, Robert Farias assigned the rights to a “point-of-sale” software technology (“PASS”) to the Company pursuant to an agreement, which was sublicensed to Vertical Healthcare Solutions (“VHS”). VHS and Mr. Farias entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing cilents. In September 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias. Also in September 2008, Now Solutions entered into a hosted service provider agreement with Robert Farias for emPath®. Robert Farias is a director of Infinitek Corporation with whom the Company and its subsidiaries have entered into consulting and referral agreements with.

For additional related party transactions subsequent to the period covered by this report, please see “Subsequent Events” under Note 10.

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

During the period covered by this Report through the date of filing this Report, the following activity concerning pending material legal proceedings has occurred:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen Acquisitions (“Arglen”), Tinley, and Gyselen (the “Vertical Case”). We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross. In April 2004, Ross sued NOW Solutions (the “NOW Case”) for payment of the note and we counterclaimed for maintenance fees due us. The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216, which we are seeking to collect, and thereafter the Vertical Case was dismissed as moot. In November 2007, Ross gave notice of its intention to appeal the decision in the NOW Case and posted a bond in the amount of the judgment. In August 2008, Ross appealed the dismissal of the Vertical Case and thereafter the two appeals were consolidated. The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled. According to the Appellate Court's calendar and the current schedule for filing of Points on appeal, Court’s calendar and the current schedule for filing of Points on appeal, a hearing on this matter is expected in January 2009.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest. We agreed to pay Arglen $713,489 and we began making monthly interest payments on the amounts specified above of $5,945, beginning on September 15, 2005, which was replaced by monthly payments of $25,000 or 10% of the Company's new sales, whichever is greater, beginning on February 15, 2006 until the remainder of the $713,489 is paid. The Company has paid the principal balance due under the terms of the default judgment and settlement.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001-2005. On March 9, 2007, the Company filed an appeal with the United States Tax Court, seeking an installment payout agreement. The Tax Court case has been resolved and the IRS position was sustained.  The company paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.

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

In February 2008, MRC pledged 3,000,000 shares of common stock of the Company as collateral on a $96,946 note issued in February 2008 to a third party lender. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. In September 2008, the lender notified MRC and the Company of its intention to liquidate the common shares pledged by MRC. In October 2008, a third party lender began to sell common shares pledged by MRC in connection with a $96,946 note in default.

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

In September 2008, the Company issued 250,000 common shares to a third party consultant in connection with a services agreement.

During the nine months ended September 30, 2008, the Company issued 250,000 unregistered shares of common stock of the Company to a director of the Company pursuant to a restricted stock agreement that provides for the shares to vest on the 1-year anniversary date of the agreement.

During the nine months ended September 30, 2008, warrants to purchase 6,250,000 shares of common stock of the Company at an exercise price of $0.010 per share expired.

During the nine months ended September 30, 2008, 2,316,667 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

In October 2008, a third party lender began to sell common shares pledged by MRC in connection with a $96,946 note in default. At the completion of these sales, the lender had sold 1,500,000 common shares at a value of $118,167 in satisfaction of the outstanding debt.

For the period from October 1, 2008 to November 14, 2008, 1,166,666 unregistered shares of the common stock of the Company vested. These shares were issued pursuant to a restricted stock agreements with employees of NOW Solutions executed in 2006.

Item 3. Defaults Upon Senior Securities

Note payable of $992,723 to Wolman Blair, PLLC, dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. As of the date of this report, the Company is in arrears in the amount of $1,264,665 including accrued interest.

Note payable of $239,004 to a third party lender, dated August 30, 2002, bearing interest at 13% per annum, and unsecured. As of the date of this report, the Company is in arrears in the amount of $293,351 including accrued interest.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(A) Exhibits:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

November 14, 2008	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

November 14, 2008	By:	/s/ David Braun
David Braun
Chief Financial Officer