Form 10-K
period 2008-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2009-04-15
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from _____ to _____

Commission file number 0-28685

VERTICAL COMPUTER SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	65-0393635
(State of Incorporation)	(I.R.S. Employer Identification No)

101 West Renner Road, Suite 300, Richardson, TX 75082
(Address of Principal Executive Offices)

Registrant’s telephone number: (817) 348-8717

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☒

Check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.      Yes  ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

Issuer’s revenues for fiscal year ended December 31, 2008:  $8,257,987

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2009:  $25,172,966.

As of April 15, 2009, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

Documents incorporated by reference:  None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

    CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Principal Accounting Officer
Exhibit 32.1	Section 906 Certification by Chief Executive Officer
Exhibit 32.2	Section 906 Certification by Principal Accounting Officer

PART I

Item 1.  Business

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Background

Vertical Computer Systems, Inc. (“Vertical”, the “Company”, the “Registrant”, “we”, “our”, or “us”) was incorporated in the State of Delaware in March 1992.  We operated as a non-reporting public shell company until October 1999, at which time we acquired all the outstanding capital stock of Externet World, Inc., an Internet service provider and became an operating entity.  In April 2000, we acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc. (“SFT”), a company with no operations.  Also in April 2000, we merged SFT into our company, as a consequence of which the outstanding shares of SFT were cancelled, Vertical became the surviving entity, and the we assumed SFT’s reporting obligations pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We presently market the following software products: HRMS emPath® 6.4 (“emPath®”), ResponseFlash™, SiteFlash™, and a point-of-sale software solution known as “PASS”.  Until very recently, we licensed, as a value added distributor, the rights to market IA (formerly ImmuneApp) and StatePointPlus®, and was marketing these products individually and collectively as a managed baseline solution (“Managed Baseline Solution”).  There is a dispute concerning our licensing rights with CW International LLC (“CWI”) and the licensor of these products.  We are  negotiating possible solutions with the respective licensor.  For a description of these products, please see the section entitled “Software Services” under “Business Overview”.  We are actively pursuing licensing our intellectual properties, including SiteFlash™.  NOW Solutions, Inc. (“NOW Solutions”), a wholly owned subsidiary of the Company, is selling emPath® in the United States and Canadian markets and is preparing to launch an international payroll product.  For a description of our new delivery model for emPath®, please see the section entitled “Software Services” under “Business Overview.”  We intend to market our other software products internationally commencing in Canada, Italy and Brazil -- either directly through our company and our subsidiaries, or through agreements with national and regional distributors.

Business Overview

We are a multi-national provider of Internet core technologies, administrative software, and software services through our distribution network with operations or sales in the United States, Canada, Japan, and Brazil and also are in active negotiations in Italy and the UK to establish a business presence.  Our primary Internet core technologies include SiteFlash™, ResponseFlash™, Emily® XML enabler agent, Emily® XML broker, and the Emily® XML Scripting Language, which can be used to build Web services.  Our main administrative software product is emPath®, which is designed to handle complex Payroll and Human Resources challenges. Software services currently provided by our company include emPath®, delivered as a Software-as-a-Service (SaaS).

In 2008, Robert Farias, a related party, assigned Point-of-Sale software (“PASS”) technology to us for use by pharmacies and medical practices.  In 2009, we acquired rights from Emerald Software Group to market AllegroHR onboarding and offboarding software solutions as well as staff service request and personnel action notices applications, including the right to market these products as a private label offering.

We attempt to acquire marketing or licensing rights for products which, in our belief, are proven and best of breed; are profitable or on the path to profitability; are complementary to our other software offerings; and provide cross-product distribution channels. Our business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross promotion.

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions
Large Corporations and Universities	SiteFlash™	Vertical
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS
Pharmacies and medical practices	PASS	Vertical
Software development units	Emily®	Vertical
Human Resources and Payroll	AllegroHR	Emerald Software Group	NOW Solutions

Administrative Software

Our primary administrative software technology is emPath®, a human resources/payroll software, which is developed, marketed and maintained by our wholly-owned subsidiary, NOW Solutions.  Our administrative software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a SaaS (Software-as-a-Service).

We recently released a new version of emPath® (emPath® 6.4) which encompasses ASP.net and a new user interface which has increased customization capabilities.  These new features, when coupled with experience gained with the product by the Brazil-based development staff (over three years), has substantially facilitated faster development. We are also exploring opportunities to utilize emPath®’s powerful payroll component to provide private label contracting as well as existing payroll providers in localized markets.

We believe that our administrative software services provide customers with upfront cost savings and productivity increases for everyday operations, including competitive set-up charges and implementation times.

Internet Core Technologies

Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with another software product for rapid deployment of all software products throughout our distribution system.  We continue to develop specialized software applications that can be utilized in new products.

Our primary core internet technology is SiteFlash™.  The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content.  SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, which permits these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website.  Once all of the components of a Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function.  Content includes text, pictures or multimedia.  Form includes graphics and Website colors, layout and design.  Function includes the activities performed by or actions executed on the Website.  In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites.  This separation of form, function, and content also allows for the rapid creation of affiliated Websites.  This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the Web arena.   SiteFlash™ architectural concepts enable integration with existing technological components within many organizations.  Additional key features that differentiate SiteFlash™ from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal (any output device including wireless devices such as PDAs and cellular phones) framework.

We offer SiteFlash™ as a stand-alone product and also as a technology platform for products targeted at specific vertical markets.  The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of three additional software application products: ResponseFlash™, NewsFlash™ and AffiliateFlash™.    Initially, Government Internet Systems (“GIS”), a majority-owned subsidiary of the Company, will focus on marketing ResponseFlash™, a Web-based emergency communication system, in the Homeland Security area to all government sectors excluding public education (i.e., schools, colleges, and universities). NewsFlash™ is used by newspapers (e.g. La Opinion and Japan’s Sports Hochi) and AffiliateFlash™ is used by companies with an affiliate/franchise structure.

Currently, we are converting our SiteFlash™ product to be able to offer it in a SaaS configuration.  We intend to concentrate our initial marketing efforts in the affiliate, government and publishing markets.

We are actively pursuing licensing opportunities for our SiteFlash™ patent. Please refer to “Legal Proceedings” regarding the settlement of an infringement claim that we had initiated in federal court against Microsoft.

The second core Internet technology we have developed is the patent-pending Emily® XML scripting language, which is Java compatible. XML is a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere. The Emily® work platform, also known as “the Emily® Framework”, consists of executable programs, files, configuration data and documentation needed to create Web-based applications that communicate via XML and HTTP.  HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web.  The Emily® Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion® or Microsoft FrontPage®.  The primary component of the Emily® Framework is Markup Language Executive (MLE), a programming language that runs on Windows®, Linux and several UNIX platforms.

Software Services

In addition to its standard emPath® offering, NOW Solutions has been providing a new delivery model: software-as-a-service, or simply “SaaS”. SaaS is a software application delivery model where a software company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs. The term "SaaS" has become the industry adopted reference term, generally replacing the earlier terms "On-Demand" and "ASP" (Application Service Provider). After completing testing its emPath® SaaS model to ensure a robust and competitive solution, NOW Solutions is now marketing its SaaS offering of emPath® to existing and new clients. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding its current market of mid to large sized customers but also increase its market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution.  As an expanded product, NOW Solutions is completing its new “emPath® for Small Business” offering.

Until very recently, the Company was marketing IA (formerly ImmuneApp) and StatePointPlus®, presenting these products individually or collectively as a Managed Baseline Solution. IA is a security software program that allows a system administrator to stop the use of unauthorized programs, including unlicensed software, viruses, Trojans, spyware, adware and malicious code. StatePointPlus® is an intelligent System Baseline Management patented technology that improves information technology management by providing a highly cost-effective complete inventory of network hardware, giving a complete picture of all existing workstations, servers, and software on a network.  The technology also provides a self-healing function to reverse unauthorized changes to systems, ensuring that IT systems are in compliance with company policies and standards as well as government regulations, including HIPAA, Sarbanes-Oxley and ISO. The Company is in negotiations concerning its licensing rights for these products.

Business Operations and Units

Our business operations are grouped into the following units:  NOW Solutions, GIS, Vertical Internet Solutions, Inc.  (“VIS”), EnFacet, Inc. (“EnFacet”), Globalfare.com, Inc. (“Globalfare”), Pointmail.com, Inc. (“Pointmail”), Taladin Inc. (“Taladin”), OptVision Research, Inc. (“OptVision Research”), Vertical Healthcare Solutions, Inc. (“VHS”), minority and other limited interests, joint ventures, and strategic partnerships.  Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a wholly-owned subsidiary of the Company.

NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions.  NOW Solutions has clients ranging from private businesses to government agencies, who typically employ 200 or more employees.  NOW Solutions currently markets emPath®, which handles complex human resources and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation structures.  We believe that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology.  NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese and Chinese) and flexible software solution, without the multi-million dollar implementation and support budgets of the major competitors.

NOW Solutions has converted some of its existing customers to its SaaS model and is in the process of developing methods to introduce its SaaS offering, particularly its “emPath® for Small Business” SaaS through distributors. Additionally, NOW Solutions has embarked on a new strategy of licensing HR products complementary to its existing suite of products that can be sold as a separate product or integrated with emPath®, which is greatly facilitated by emPath®’s Web Services integration. The first products which are part of this initiative consist of “onboarding” and “offboarding” software, which were obtained through NOW Solutions’s agreement with Emerald Software Group and resulted in an immediate sale to one of its existing customers.

The existing revenue model of NOW Solutions is based primarily upon four components: licensing fees, SaaS fees, professional consulting services, and renewable maintenance fees.  Under the SaaS delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2008, NOW Solutions had approximately $577,106 of total assets, revenues of approximately $5,325,605 and a net loss of approximately $200,137.

Government Internet Systems, Inc.

Our 81.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily® Solutions, Inc.  Vertical will license ResponseFlash™ to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States.  GIS seeks to enter into agreements to distribute other non-Company products particularly in the Homeland Security sector. We have submitted proposals to various city, county and state governments.  We are currently seeking funding for GIS.

For the 12 months ended December 31, 2008, GIS had no assets and no material revenue or expenses.

Vertical Internet Solutions, Inc

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2008, VIS had no material assets and no material revenue or expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is currently inactive and we have no plans regarding this subsidiary.

For the 12 months ended December 31, 2008, EnFacet had no material assets, no revenues and a net loss of approximately $14,622.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company.  Globalfare is currently inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2008, Globalfare.com had no assets, no revenue and no expenses.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is currently inactive and we currently have no plans regarding this subsidiary or its technology.

For the 12 months ended December 31, 2008, Pointmail.com had no assets, no revenues and no expenses.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company.  In November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.  Taladin has developed a module for emPath® to meet federal payroll guidelines for law enforcement and fire departments and is pursuing a patent for the module.  We are currently seeking funding for Taladin and have commenced marketing the product on a SaaS platform to sheriff’s departments.

For an update of transactions concerning Taladin at fiscal year-end, please see the notes payable issued by Taladin in “Notes Payable” under Note 7 of the Notes to Consolidated Financial Statements.

For the 12 months ended December 31, 2008, Taladin had no material assets, revenues of approximately $17,099 and a net loss of approximately $56,038.

OptVision Research, Inc

OptVision Research, Inc., a Texas corporation, is a wholly-owned subsidiary of the Company and was created to support the development of our fiber optic patent through either direct investment or government grants.

The USPTO granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data. We are in the process of attempting to secure funding from the Federal Government for development of the patent.

For the 12 months ended December 31, 2008, OptVision had no material assets and no material revenue or expenses.

Vertical Healthcare Solutions, Inc

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company.  In May 2008, Robert Farias assigned Point-of-Sale software (“PASS”) technology to the Company.  In addition, VHS and Mr. Farias entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In October 2008, VHS entered into a consulting agreement with Farias-Jett (a sole proprietorship of Mr. Farias), and an employment agreement with Mr. Farias. Significant upgrades have been completed on the PASS software and VHS has commenced selling to pharmacies with initial success. PASS is being adapted to meet the needs for physicians for a secondary market.

For the 12 months ended December 31, 2008, VHS had no material assets and no material revenue or expenses.

Minority Interests and Royalty Interests

iNet Purchasing, Inc.

In April 2000, we acquired a 2.5% minority interest in iNet and were entitled to a royalty on all iNet transactions for up to 40 years.  iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net.  In November 2001, we entered into a license agreement with iNet, pursuant to which the Emily® software and technology were licensed for use in connection with iNet’s e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees.  In April 2005, iNet Purchasing was acquired by SicommNet.  We are in the process of reviewing our rights pursuant to the SicommNet ownership of iNet Purchasing, Inc.

As of December 31, 2008, all of the iNet investments and advances paid for royalties were fully reserved.  There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2008.

TranStar Systems, Inc.

 TranStar Systems, Inc. (“TranStar”), based in Claremont, California, is a systems integrator and consulting firm that is establishing an e-business platform. That platform is mainly focused on multiple-application smart card based solutions for credit, debit, payroll debit cards and other high volume informational transactions with a large customer base.  We are entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity, although no royalties have been received from TranStar as of April 15, 2009.

Strategic Alliances and Software Distributors

InfiniTek Corporation.  In July 2008, InfiniTek Corporation entered into consulting and distribution agreements with the Company and its subsidiaries.  Under the consulting agreements, InfiniTek will provide software application and development services to Vertical and marketing services on behalf of Taladin for the FLSA (Fair Labor Standards Act) compliant payroll product that is integrated with the emPath® HRMS software solution.  In addition, NOW Solutions and InfiniTek entered into a distribution agreement whereby InfiniTek is authorized on a non-exclusive basis to market NOW Solutions’ emPath® HR/Payroll products in the United States.

Farias-Jett. In August 2008, NOW Solutions entered into a hosted service provider agreement with Farias-Jett for emPath® so that they can market it to their existing customer base.

Emerald Software Group.  In February 2009, NOW Solutions entered into an agreement with Emerald Software Group to market its AllegroHR products with NOW Solutions’ emPath® Payroll/HRMS software solution and sell it separately.  AllegroHR consists of onboarding and offboarding software solutions as well as staff service request and personnel action notices applications.  NOW Solutions can distribute AllegroHR under a private label version.

Infotec, Inc. In April 2003, the Company and Infotec, a Japanese corporation, entered into a software reseller agreement whereby Infotec agreed to market, distribute, provide maintenance and technical support for our SiteFlash™ software in Japan and pay us a fee on all sales and maintenance fees. We currently plan to discuss future prospects with Infotec.

Competition

We have substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security. In the realm of administrative software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg/Hewitt, Kronos, DLGL, Ultimate and SAP. Our competitors in the network security sector include Tripwire, McAfee, Symantec, Cisco and Computer Associates. Our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material and adverse effect on our financial position, results of operations and cash flows.

Our ability to compete will also depend upon our ability to continually improve our products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

We believe, however, that we possess certain competitive advantages because of our proprietary software.

Strategic Overview

We believe that each of our business units, as described above, has distinct marketing advantages for the niche markets it serves.  We plan to find national and regional marketers and international resellers who can commercially exploit our products in these niche markets.  By utilizing the strategic advantages each individual business unit possesses, we plan to leverage our strengths and exploit the network of customers, vendors, and support agencies that we have built. We currently seek to use a combination of direct marketing and strategic partnerships to commercially exploit our products derived from SiteFlash™, namely NewsFlash™, and AffiliateFlash™.  In this way, we hope to define the best potential markets for our SiteFlash™ products, and then license the product to one of our subsidiaries to exploit.  At this time, we have placed our Emily® software on hold while we concentrate on immediate opportunities within our existing business units.

One of our strategies is to enter into co-marketing agreements with other companies, particularly those with best-of-breed products that complement our business units.  The existing strategy with potential co-marketing partners is to segregate the co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particular target market. Additionally, the business units will enter into agreements with each other where the opportunity exists to cross-promote/market their products. We are also identifying products where we can private label and sell with our existing products or sell separately.  We are exploring various opportunities to exploit our proprietary software, which includes the possibility of licensing the software to major companies in non-competitive niche markets.

Although our current marketing effort focuses upon several sectors, we have recently concentrated on the United States federal, state and local government for the following reasons: (i) affiliated companies have government clients, which has created the potential to cross-promote/market our products and Web services; (ii) we offer products which are well-suited to the current governmental environment, in particular, the demand for cross-agency and federal, state and local interface, like ResponseFlash™; and (iii) the increased security environment necessitates improvements in secure communications and agency-to-agency contacts that can be facilitated by ResponseFlash™.

Proprietary Rights

We rely upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our proprietary rights in our products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through agreements with employees and consultants.  NOW Solutions’ emPath® software technology is protected by copyright and trademark.

The USPTO granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.

The USPTO granted us a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. We have filed for a Continuation for this patent to increase its scope.  This patent is the foundation of our product, SiteFlash™, and forms the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the Emily® XML Enabler Agent and the Emily® XML broker.  In addition, we have also filed for a patent related to the Emily® programming language. This patent application was published in February 2003 and is still pending.

Although we intend to protect our rights as described above, there can be no assurance that these measures will be successful.  Policing unauthorized use of our products and services is difficult and the steps taken may not prevent the misappropriation of our technology and intellectual property rights.  In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.  We seek to protect the source code of our products as a trade secret and as an unpublished copyright work.  Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code.  We believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties.  There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require us to enter into royalty arrangements.

Regulatory Environment; Public Policy

In the United States and most countries in which we conduct our operations, we are generally not regulated other than pursuant to laws applicable to businesses in general and value-added services specifically.  In some countries, we are subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information.  Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on our business, financial condition and operating results.  A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration.  We are unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.

Employees

As of April 15, 2009, we have 29 full-time employees, of which 26 are employed at NOW Solutions (17 are employed in the United States and 9 in Canada), and 16 consultants (6 in Brazil).  We are not a party to any collective bargaining agreements.

Item 1A. Risk Factors

Risk Factors Related to Our Business, Operating Results and Financial Condition

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

While we had a small profit of $195,333 for the year ended December 31, 2008, we have historically incurred losses.  For the year ended December 31, 2007, we had a net loss of $1,566,345. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2008 and 2007.  This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.  Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations

The accompanying consolidated financial statements for the 12 months ended December 31, 2008 and 2007 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives.  Negative shareholders’ equity at December 31, 2008 was $14.9 million.  Additionally, at December 31, 2008, we had negative working capital of approximately $13.2 million (although it includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our Success Depends On Our Ability to Obtain Additional Capital

We have funding that is expected to be sufficient to fund our present operations for three months.  However, we will need significant additional funding in order to complete our business plan objectives.  Accordingly, we will have to rely upon additional external financing sources to meet our cash requirements.  Management will continue to seek additional funding in the form of equity or debt to meet our cash requirements.  We do not have any common stock available to issue to raise money. However, there is no guarantee we will raise sufficient capital to execute our business plan.  In the event that we are unable to raise sufficient capital, our business plan will have to be substantially modified and operations curtailed or ceased.

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2008 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $13.2 million at December 31, 2008, which means that our current liabilities exceeded our current assets by approximately $13.2 million (although it includes deferred revenue of approximately $2.4 million).  Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2008 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control.  These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily® technology;

•	the demand for NOW Solutions’ emPath® product;

•	the level of usage of the Internet;

•	the level of user traffic on our Websites;

•	seasonal trends and budgeting cycles in sponsorship;

•	incurrence of costs relating to the development, operation and expansion of our Internet operations;

•	introduction of new products and services by us and our competitors;

•	costs incurred with respect to acquisitions;

•	price competition or pricing changes in the industry;

•	technical difficulties or system failures; and

•	general economic conditions and economic conditions specific to the Internet and Internet media.

We Face Product Development Risks Due to Rapid Changes in Our Industry. Failure to Keep Pace with These Changes Could Harm Our Business and Financial Results.

The markets for our products are characterized by rapid technological developments, continually-evolving industry trends and standards and ongoing changes in customer requirements. Our success depends on our ability to timely and effectively keep pace with these developments.

Keeping pace with industry changes.  We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments.   We must continue to expand our business models beyond traditional software licensing and subscription models, specifically, software-as-a-service is becoming an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

Impact of product development delays or competitive announcements.  Our ability to adapt to changes can be hampered by product development delays. We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or adversely impact market acceptance. We may also experience delays or unforeseen costs associated with integrating products we acquire with products we develop because we may be unfamiliar with errors or compatibility issues of products we did not develop ourselves. We may choose not to deliver a partially-developed product, thereby increasing our development costs without a corresponding benefit. This could negatively impact our business.

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

Item 2.  Properties

The Company and NOW Solution’s headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprises approximately 2,576 square feet.  In addition, NOW Solutions has offices at 201 Main Street, Suite 1175, Fort Worth, Texas, which comprises 3,450 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, , Rio de Janeiro, Brazil, which comprises 1,200 square feet.  All of these locations are leased from third parties and the premises are in good condition.  We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them.  Our other subsidiaries may be reached through our Texas headquarters.

Item 3.  Legal Proceedings

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”) on behalf of our subsidiary NOW Solutions in New York Supreme Court (the “Vertical Action”) in connection with the acquisition of certain assets of Ross for the recovery of unpaid maintenance fees due to NOW Solutions pursuant to an asset purchase agreement.  Accordingly, NOW Solutions gave notice to Ross in February 2003 of NOW Solutions’ claim of offset.  NOW Solutions claimed a total amount of approximately $3,562,000 and an offset against the $750,000 remaining on the purchase money note, plus other damages.  In conjunction with our claim, NOW Solutions withheld payment on the remaining $750,000 note, due in February 2003. For information concerning the decision regarding this action and the trial regarding the action between NOW Solutions and Ross, please see Ross’ action against NOW Solutions below.

In March 2004, Ross sued NOW Solutions in the New York Supreme Court (the “Ross Action”) to collect the $750,000 note payable plus interest and attorneys fees.  A joint trial of the Ross Action and Vertical Action commenced on March 20, 2007. On April 13, 2007, the court rendered decisions in both Actions as follows:  (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482, plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems, dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing;  (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict in the Ross Action, and dismissed Ross’ defenses to the Vertical Action and Ross’ claim for attorney fees therein.  On October 11, 2007 a judgment was entered for NOW Solutions (the “Judgment”) in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment.

On February 10, 2009, the Appellate Division, First Department of the New York Supreme Court unanimously affirmed the Judgment of the trial court.  On March 12, 2009 Ross moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.

On March 24, 2009, NOW Solutions applied for and received the Ross’ cash deposit that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the Judgment.  The stay was vacated by operation of law five (5) days after notice that the Judgment was affirmed by the Appellate Division.

As of March 24, 2009, the cash deposit of $3,151,216 had accrued $133,424 in interest since the Judgment was entered on October 11, 2007.  The net proceeds of the cash deposit collected by NOW Solutions was $873,444, after deducting $2,345,502 in outstanding attorney’s fees and costs and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit.

NOW Solutions is entitled to an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the Judgment. In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal.   Ross has moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.  This motion was submitted on April 9, 2009 and a decision is pending.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  As of December 31, 2008, the total tax, penalties and interest due was $177,093.

On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft .Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.  Also, we in the future may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low
Quarter Ended December 31, 2008	$0.1050	$0.0220
Quarter Ended September 30, 2008	$0.0830	$0.0140
Quarter Ended June 30, 2008	$0.0200	$0.0130
Quarter Ended March 31, 2008	$0.0200	$0.0120

Quarter Ended December 31, 2007	$0.0200	$0.0110
Quarter Ended September 30, 2007	$0.0260	$0.0180
Quarter Ended June 30, 2007	$0.0300	$0.0200
Quarter Ended March 31, 2007	$0.0260	$0.0130

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 15, 2009, there were approximately 1,733 holders of record of our common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options	2,500,000	$0.014	47,500,000	(2)
Warrants	250,000	$0.025		-(3)
Unvested Restricted Stock Awards	4,066,669	$0.028		-(4)
Total	6,816,669	$0.023	47,500,000

(1)
Other than individual agreements with employees, directors and third party consultants, we do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)
Under the Stock Option Plan, we have the right to issue up to 50,000,000 stock options.  The Stock Option Plan expires December 15, 2009.  The Company does not anticipate issuing any options under the stock option plan in the near future.

(3)
Warrants to purchase 250,000 shares of our common stock were issued under an individual warrant agreement to a third party consultant.  Other than individual agreements, we have not approved any equity compensation plan with regard to warrants.

(4)
The 4,066,669 shares of restricted stock that had not vested at December 31, 2008 were issued in connection with individual restricted stock agreements with employees, directors and consultants of the Company and NOW Solutions executed in 2005 through 2008.  Of these 4,066,669 unvested shares at December 31, 2008, 1,433,333 have vested and 800,000 have been cancelled through April 15, 2009.

Dividends

We have outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis.  The total dividends applicable to Series A and Series C Preferred Stock were $588,000 and $588,000 for the years ended December 31, 2008 and 2007, respectively.  Our Board of Directors did not declare and did not pay any dividends on our outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2008 or 2007 and has not declared or paid any dividends since 2001.  We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses.  Accordingly, we do not anticipate paying cash dividends on any of our capital stock in the near future.  For additional information concerning dividends, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unregistered Sales of Securities

During the last two years, we issued the following unregistered securities:

In March 2007, MRC and Victor Weber entered into a pledge agreement, whereby the MRC pledged 10,000,000 shares of our common stock to secure the principal payments and interest payments on the $300,000 Note and interest payments on the $200,000 Note.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.  Mr. Weber is the President and a Director of Government Internet Systems, Inc., a subsidiary of the Company, and a member of CWI.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, NOW Solutions, and Taladin in February 2006.  Mr. Valdetaro is the Chief Technology Officer of the Company.  Also in April 2007, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to CCS in connection with a $40,000 loan made by CCS to the Company.  The Company is also obligated to arrange for a pledge of 1,000,000 shares of our common stock to secure the loan.  Mr. Valdetaro is the Chief Technology Officer of the Company.  Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro.

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

In April 2007, we issued 4,250,000 shares of our common stock in connection with the exercise of warrants and an agreement executed in 2006.  All of the foregoing shares were previously accounted for in the 10-KSB Report for the period ended December 31, 2006.

During the year ended December 31, 2007, warrants to purchase 6,894,444 shares of our common stock at an exercise price of $0.010 to $0.10 per share expired.

During the year ended December 31, 2007, we issued 4,550,000 unregistered shares of our common stock to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements executed in 2007 that provide for the shares to vest upon issuance or up to three years in equal installments at the anniversary date of the agreement.

During the year ended December 31, 2007, 4,589,292 unregistered shares of our common stock vested.  These shares were issued pursuant to restricted stock agreements with employees and consultants of the Company and NOW Solutions executed in 2005, 2006 and 2007.

During the year ended December 31, 2007, 1,369,042 unregistered shares of our common stock were cancelled.  These shares had been issued pursuant to restricted stock agreements with employees of NOW Solutions executed in 2005 and 2006.

During the year ended December 31, 2007, 31,000 shares of our common stock were cancelled by a third party.

In January 2008, we issued 250,000 unregistered shares of our common stock  (at a fair-market value of $3,750) to a third party lender in connection with extending the maturity dates of two promissory notes issued by GIS in November 2002 in the amounts of $40,000 and $60,000, respectively.

In February 2008, we issued 500,000 unregistered shares of our common stock (at a fair market value of $9,000) to a third party lender in connection with refinancing a $50,000 promissory note issued in June 2002 as well as accrued interest, fees, and expenses incurred in connection with the refinancing.

In February 2008, MRC pledged 3,000,000 shares of our common stock as collateral on a $96,946 note issued in February 2008 to a third party lender.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.     In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, the Company is obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.

In March 2008, MRC pledged 2,000,000 shares of our common stock to secure a $75,000 promissory note payable to Parker Mills in connection with extending the maturity date until June 2009.   MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.  Bill Mills is a Director of the Company and a partner of Parker Mills, LLP.

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

In May 2008, we issued 1,000,000 shares of our common stock to Victor Weber that were granted in connection with a $100,000 loan made by Mr. Weber to NOW Solutions in October 2006.  These shares were accounted for in our 10-KSB for the year ended December 31, 2006.

In September 2008, we issued 250,000 shares of our common stock (at a fair-market value of $3,500) to a third party consultant in connection with a services agreement.

In November 2008, we issued 750,000 shares of our common stock to a third party consultant whereby all of the shares will vest in 6 months from the date of execution of the restricted stock agreement.

During the year ended December 31, 2008, warrants to purchase 6,250,000 shares of our common stock at an exercise price of $0.0075 to $0.010 per share expired.

During the year ended December 31, 2008, 3,183,333 shares of our common stock vested. These shares were issued pursuant to a stock agreement with employees of NOW Solutions executed from 2005 through 2007.

During the year ended December 31, 2008, we issued 250,000 unregistered shares of our common stock to a director of the Company pursuant to a restricted stock agreement that provides for the shares to vest on the 1-year anniversary date of the agreement.

During the year ended December 31, 2008, 500,000 shares of our common stock were cancelled pursuant to the terms of a restricted stock agreement with an employee of NOW Solutions who resigned.

On February 11, 2009, Robert Farias notified us  of his intent to exercise his warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.020 per share.  Robert Farias is an employee of VHS.  For additional details on related party transaction concerning Mr. Farias, please see “Certain Relationships and Related Transactions” under Part II, Item 13 of this Report.  We have not issued these shares since we currently do not have sufficient shares authorized to meet this obligation.

For the period from January 1, 2009 to April 15, 2009, 1,433,333 unregistered shares of our common stock vested.  These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006, 2007 and 2008.

For the period from January 1, 2009 to April 15, 2009, 800,000 shares of our common stock were cancelled pursuant to the terms of a restricted stock agreement with employees of NOW Solutions who resigned.

Unless otherwise noted, the offers, sales and issuances of our unregistered securities set forth above involved no underwriter’s discounts or commissions.  In engaging in the transactions described above which involved our unregistered securities, we relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of our unregistered securities, we did not make a public offering or sale of our securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to us that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution.  With regard to the unaccredited investors, all information required to be delivered to them concerning the Company, including financial statements, was in fact delivered to them.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing our results of operations, liquidity and capital resources.  The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes of Vertical and its subsidiaries included in Item 8 of this Report, and the cautionary statements and risk factors included in item 1A of the Report.

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the year ended December 31, 2008 and 2007, no costs were capitalized.

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,’’ Staff Accounting Bulletin (‘‘SAB’’) No. 104, ‘‘Revenue Recognition,’’ Emerging Issues Task Force (‘‘EITF’’) No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverable,’’ and EITF No. 00-3 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting. We provide consulting services, primarily training and implementation services, to our clients using a time and materials pricing methodology. The Company prices its delivery of consulting services on a time and material basis where the customer is either charged an agreed-upon daily rate plus out-of-pocket expenses or an hourly rate plus out-of-pocket expenses. In this case, the Company is paid fees and other amounts generally on a monthly basis or upon the completion of the deliverable service and recognizes revenue as the services are performed.

Software License.  We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software the product license revenue is recognized upon the acceptance by the customer and consulting fees are recognized as services are performed.

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, on a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer can use a third-party to perform the consulting services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

Maintenance Revenue. In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services. These maintenance services are typically renewed on an annual basis. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee and may be increased from the prior year amount based on inflation or other agreed upon percentage. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.

While most of our customers pay for their annual maintenance at the beginning of the maintenance period, a few customers have payment terms that allow them to pay for their annual maintenance on a quarterly or monthly basis. If the annual maintenance fee is not paid at the beginning of the maintenance period (or at the beginning of the quarter or month for those few maintenance customers), we will ratably recognize the maintenance revenue if management believes the collection of the maintenance fee is imminent. Otherwise, we will defer revenue recognition until the time that the maintenance fee is paid by the customer. We normally continue to provide maintenance service while awaiting payment from customers. When the payment is received, revenue is recognized for the period that revenue was previously deferred. This may result in volatility in software maintenance revenue from period to period.

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We term the delivery method to give functionality to new customers utilizing this service as Software as a Service (“SaaS”). Since the customer is not given contractual right to take position of the software, the scope of SOP 97-2 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with this service. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers, utilizing their own computer hardware to access the SaaS functionality, are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon rate per employee. The revenue is recognized as the services are rendered each month.

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

Deferred Taxes

The Company records a valuation allowance to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information.  In the event management estimates that we will not be able to realize all or part of its net deferred tax assets in the foreseeable future, a valuation allowance is recorded through a charge to income in the period such determination is made.  Likewise, should management estimate that we will be able to realize our deferred tax assets in the future in excess of our net recorded asset, an adjustment to reduce the valuation allowance would increase income in the period such determination is made.

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock.       The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.  See Note 10 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

Recently Issued Accounting Pronouncements

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and we are currently evaluating the impact of the adoption of EITF 07-05 on our financial results.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of APB14-1 on our financial results.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. We are currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. We adopted SFAS 159 effective January 1, 2008 which did not have a material impact on our operating results, financial position or cash flows as we did not elect the Fair Value Option for any of our financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on our consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Results of Operations

Year ended December 31, 2008 Compared To Year Ended December 31, 2007

Total Revenues.  We had total revenues of $8,257,987 and $5,895,726 for the years ended December 31, 2008 and 2007, respectively.  The increase in total revenue was $2,362,261 for the year ended December 31, 2008, representing a 40.1% increase compared to the total revenue for the year ended December 31, 2007.  Of the $8,257,987 and $5,895,726 for the years ended December 31, 2008 and 2007, respectively, $5,325,605 and $5,895,726, respectively, was related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for new payroll and human resources (“HR”) software licenses and licenses fees for patents and technology we own.  The increase in license and software revenue from 2007 to 2008 was $2,805,453, primarily from licensing some of our patents for a one-time license fee of $2,900,000.  Our software license revenue dropped slightly in 2008 compared to 2007.  We had no new significant software sales in either year, but in 2007, we did sell a perpetual software license to a current customer whose license had expired.  This revenue did not recur in 2008.

The software maintenance revenue is generated from existing customers of our payroll and HR software who continue to need or want tax updates, customer support, and software enhancements and fixes.  This revenue declined by $163,239 or 3.3% from the year ended December 31, 2007 to the same period in 2008.  The revenue decline is due to customers who no longer renew their maintenance, partially offset by increases in the maintenance fees we bill our customers.

Consulting revenue for the year ended December 31, 2008 decreased by $158,624 from the same period in the prior year, representing approximately a 27.8% decrease.  This decrease was due to the completion of two significant implementation projects in 2007 without being able to replace that business in 2008 due to a lack of new software licenses sold.  Consulting revenues traditionally lag behind software license revenues as the implementation of new software sales takes several months.

Hosting and SaaS revenue increased $10,964 or 13.6% for the year ended December 31, 2008 compared to the same period in 2007.  This revenue stream is relatively new for us and we continue to refine our marketing and sales approach for customers who need this type of solution to their payroll and HR needs to increase this business.

Other revenues, consisting primarily of reimbursable travel expenses and fees related to user conferences for the years ended December 31, 2008 and 2007, decreased by $132,293 or 73.9% from the prior year.  This decrease was the result of not generating revenue from the NOW Solutions’ user conference which occurs approximately every other year, as well as a decline in reimbursable travel expenses as a result of the lower consulting activity in 2008 compared to 2007 as described above.

Cost of Revenues.  We had direct costs associated with the above revenues of $1,159,319 for the year ended December 31, 2008 compared to $1,298,071 for the same period of 2007, representing a decline of $138,752 or 10.7%.  These direct costs are primarily related to costs associated with providing customer support, professional services and the user conference.  Almost all of the decline in cost of revenues from 2007 to 2008 is a result of not hosting a users conference in 2008.  The remaining reduction was due to lower consulting costs (primarily travel costs) as a result of reduced consulting activity.  Higher costs for customer support related to hiring additional employees and providing salary increases in 2008 offset part of the reduction in costs.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $6,435,651 and $5,339,777 for the years ended December 31, 2008 and 2007, respectively.  The total selling, general and administrative expenses for the year ended December 31, 2008 increased by $1,095,874 compared to the selling, general and administrative expenses for the year ended December 31, 2007, representing approximately a 20.5% increase.  The increase was primarily due to attorney fees of approximately $1,390,000 attributed to the Microsoft litigation settlement and consulting fees related to potential new sources of revenue.  Other attorney fees primarily related to the Ross lawsuit were lower by approximately $200,000, salaries and benefits for US salespeople were lower by approximately $72,000 due to the full year impact of layoffs in 2007, and lower advertising costs of approximately $29,000.  Also, commitment fees associated with rights to patents and software declined approximately $193,000 from the prior year.

Operating Income (Loss).  We had operating income of $591,422 for the year ended December 31, 2008 compared to an operating loss of $985,113 for the year ended December 31, 2007 which is an improvement of $1,576,535.  The improvement in operating results is due to the increase in revenues (primarily license revenues of $2,805,453) and the lower cost of revenues.  Higher selling, general and administrative expenses primarily related to the attorney fees associated with the litigation settlement of approximately $1,390,000 offsets part of the improvement.

Interest Expense. We had interest expense of 874,635 and $1,005,325 for the years ended December 31, 2008 and 2007, respectively.  Interest expense decreased for the year ended December 31, 2008 by $130,690, representing a decline of approximately 13.0%, compared to interest expense for the year ended December 31, 2007.  The decrease was the result of paying down the principal on some loans and lower amounts of default interest on debt in technical default.

Net Income (Loss). We had net income of $195,333 for the year ended December 31, 2008 compared to a net loss of $1,566,345 for the year ended December 31, 2007.  Net income for the year ended December 31, 2008 increased by $1,761,678 representing an increase of approximately 112.5%.  The increase from a net loss to net income for the year ended December 31, 2008 was attributable to the combination of an increase in revenues of $2,362,261, the reduction in cost of revenues of $138,752 and lower interest expense of $130,690.  Higher selling, general and administrative costs of $1,095,874 offset part of the improvement.  In addition, we had a one-time adjustment to our trade payables of $514,518 that positively impacted net income.  This adjustment was done to reduce payables for items where the statute of limitations precludes the vendor from collecting the amounts we had originally recorded.  Without this adjustment, we would have had a net loss of $319,185 for the year ended December 31, 2008.

Dividend Applicable to Preferred Stock.  The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2008 and 2007, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000.  The Company did not declare or pay any dividends in 2008 or 2007.

Net Loss Applicable to Common Stockholders.  We had a net loss attributed to common stockholders of $392,667 and $2,154,345 for the years ended December 31, 2008 and 2007, respectively. Net loss applicable to common stockholders for the year ended December 31, 2008 decreased by $1,761,678 representing a decrease of approximately 81.8%, compared to the net loss applicable to common stockholders for the year ended December 31, 2007. The decrease in the net loss applicable to common stockholders was due to the combination of factors described above in “Net Income (Loss).”

Net Loss Per Share.  The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2008 and 2007, respectively.

Financial Condition, Liquidity, Capital Resources And Recent Developments

At December 31, 2008, we had non-restricted cash-on-hand of $255,774 compared to $131,420 at December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was $445,379.  We collected cash from our customers of $6,098,579 and one-time license fees of $2,900,000.  We used this cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,764,451, attorney fees of $1,579,722, professional fees and consultants of $634,772, interest expense of $537,854, taxes (including sales tax, VAT, and IRS past due taxes) of $478,634 and regular trade payables of $1,468,097.

Net cash used in investing activities for the year ended December 31, 2008 was $36,378, consisting of the purchase of equipment and software.

Net cash used in financing activities for the year ended December 31, 2008 was $374,317, consisting of repayments of notes payable of $411,477 and issuance of new notes payable of $37,160.

The total change in cash and cash equivalents for the year ended December 31, 2008 when compared to year ended December 31, 2007 was an increase of $124,354.

As of the date of the filing of this Report, we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms.  Therefore, we need to raise additional funds through selling securities, obtaining loans, renegotiating the terms of our existing debt and/or increasing sales with our new products.  Our inability to raise such funds or renegotiate the terms of our existing debt will significantly jeopardize our ability to continue operations.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/08	2009	2010	2011	2012	2013+
Notes payable	5,355,409	3,573,871	313,040	188,224	127,115	1,153,159
Convertible debts	40,000	40,000	-	-	-	-
Operating lease	129,677	109,805	19,872	-	-	-
Total	5,525,086	3,723,676	332,912	188,224	127,115	1,153,159

Of the above notes payable of $5,355,409, the default status is as follows:

Notes Payable	2008	2007

In default	$3,039,754	$3,344,196
Current	2,315,655	2,386,116

Total Notes Payable	$5,355,409	$5,730,312

For an update on the refinancing of the notes payable since fiscal year-end, please refer to “Subsequent Events” under Note 14 of the Notes to Consolidated Financial Statements.

Going Concern Uncertainty

While we had a small profit for the year ended December 31, 2008, we have historically incurred losses.  For the year ended December 31, 2007, we had a net loss of $1,566,345. In addition, we had a working capital deficit of approximately $13.1 million at December 31, 2008.  The foregoing raises substantial doubt about our ability to continue as a going concern.

Management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Furthermore, we are exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. We are proceeding to license our intellectual property to third parties.  In July 2008, the Company and Microsoft settled our lawsuit for patent infringement (for more details, see Item 3, “Legal Proceedings”). The exact results of our opportunities to license our intellectual to other parties are unknown at this time.

Off-Balance Sheet Arrangements.

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2008 and 2007, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In December 2007, Weaver & Tidwell, LLP (“Weaver & Tidwell”) resigned as the independent certified public accountants of the Company with no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Weaver & Tidwell’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for our fiscal year ended December 31, 2006.  On January 16, 2008, we engaged Malone & Bailey, P.C. (“Malone & Bailey”) as our principal accountant to audit our financial statements.

 Item 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

•	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2008.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2008:

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

•
Revenue and deferred revenue process – There was a material weakness in the process of recognizing revenue for the software maintenance contracts in effect during the year which resulted from the fact that there are certain calculations made by our chief financial officer which are not reviewed or approved by anyone else.

•
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

•
Treasury and cash process – There was a material weakness in the sub-process of debt management which resulted from the fact that our chief financial officer manages, evaluates, records and discloses all matters which relate to debts, debt issuance and renegotiation expenses, interest, etc., and the work of our chief financial officer is not reviewed by anyone else.  Further, our chief financial officer relied upon financial reporting consultants as it relates to the accounting for loan renegotiation and loan termination costs.

•
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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

•
Implementing a new accounting system that will allow for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency.  The system will eliminate many of the manual steps in translation and consolidation.  This accounting system was put in place effective January 1, 2009.

•
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

•	The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.

We will begin implementing additional oversight and review of certain accounts and postings.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure
Richard S. Wade	65	President, Chief Executive Officer and Director	9 years
William K. Mills	50	Secretary and Director	9 years
David Braun	51	Chief Financial Officer	2 years

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

David Braun, Chief Financial Officer of VCSY and NOW Solutions

David Braun is an accountant with over 25 years experience in a wide variety of accounting and finance roles.  His career includes public accounting, large company internal audit, financial analysis, mergers and acquisitions, SEC reporting, general accounting and consolidations of both domestic and international companies.  Most recently he was the Corporate Controller for a plastics injection molding company with plants in the United States, Mexico and Ireland.  Prior to that, he worked for a healthcare provider where he was responsible for managing 24 employees with accounting responsibility for over 200 clinics.  Previous experience includes working for a large chemicals manufacturing company where he assisted in implementing a worldwide version of SAP and created a finance shared services group for the US and Canada.  He is a CPA and a graduate of the University of Texas at Austin.

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2008 with the following exceptions: Richard Wade did not timely file Form 5 in 2008, William Mills did not timely file Form 5 in 2008 or Form 4 in 2008, and David Braun did not timely file Form 3, Form 4 or Form 5 in 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing similar functions, as well as all of our other employees and directors.  This Code of Ethics was filed as Exhibit 14.1 to the Form 10-KSB filed for the year ended December 31, 2003 and was updated in January 2008 with the new address for our corporate headquarters.  Our Code of Ethics is filed as Exhibit 14.1 to this Report, and is available at our Internet website located at http://www.vcsy.com/investor.

Corporate Governance

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:

(1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors Meetings and Subcommittees.

Meetings.  Our Board of Directors held several meetings during the fiscal year ended December 31, 2008. All board actions were completed through unanimous written consents.

Audit Committee and Financial Expert.  Our Board of Directors (the “Board”) does not have a separate audit committee. Although Mr. Wade (a member of the Board) has the qualifications of an “audit committee financial expert” as defined in Item 407(d)(5), Mr. Wade would not be deemed independent since he is an employee of the Company.  At this point, we do not intend to establish a separate audit committee as this function will be performed by our full Board of Directors.

Compensation Committee.  As all our executive officers are currently under employment agreements or are at-will employees, we do not have a separate compensation committee. At this point, we do not intend to establish a separate compensation committee as this function will be performed by our full Board of Directors.

Nominating Committee.  We do not currently have a separate nominating committee as this function is performed by our full Board of Directors.

Shareholder Communication.  We communicate regularly with shareholders through press releases, as well as annual and quarterly reports. Our Chief Executive Officer addresses investor concerns on an on-going basis.  Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to our Chief Executive Officer at 101 W. Renner Road, Suite 300, Richardson, TX 75082.

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2008 and 2007 to our highest paid executive officers and employees, who were employed by us during 2008.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.  Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs		LTIP Payouts	All Other Compen-sation
		($)		($)	($)	($)	(#	)	($)	($)

Richard Wade,(1)	2008	$300,000	(1)	-	-	-	-		-	-
President and Chief	2007	$300,000		-	-	-	-		-	-
Executive Officer
				-	-		-		-	-
David Braun(2)	2008	$130,000		-	-		-		-	-
Chief Financial Officer	2007	$94,615		-	-		-		-	-

Luiz Valdetaro, (3)	2008	$150,000		-	-	-	-		-	-
Chief Technology	2007	$150,000		-	-	-	-		-	-
Officer

James Salz (4)	2008	$107,500		-	-	-	-		-	-
Corporate Counsel	2007	$100,000		-	-	9,000	-		-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2008 or 2007.

(1)
Mr. Wade deferred $25,000, $150,000, $150,000, $154,097, $47,218, $155,270 and $300,000 of his salary in 2008, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.  Pursuant to his employment agreement, dated December 1, 2001, Mr. Wade, as President and CEO, was entitled to purchase up to 20,600,000 shares of common stock for three years at a strike price of $0.10, vesting in equal monthly amounts over a 36-month period.  All of these warrants had expired at December 31, 2007.

(2)
In March 2007, Mr. Braun was issued  800,000 shares of our common stock (at a fair market value of $16,800) pursuant to a restricted stock agreement with the Company which provides for the stock to vest over three years in three equal installments, of which 266,666 shares had vested at December 31, 2008.  Also includes 200,000 share of our common stock that were issued pursuant to a restricted stock agreement that vested in 2007.

(3)	Mr. Valdetaro deferred $23,750, $25,000, $50,269, $86,766, $150,000, and $137,500 of his salary in 2007, 2006, 2005, 2004 2003, and 2002, respectively.

(4)
Mr. Salz deferred $48,345, $55,000 and $58,333 of his salary in 2004, 2003, and 2002 respectively.  In January 2006, Mr. Salz was issued 1,500,000 unregistered shares of our common stock (at a fair market value of $9,000) pursuant to a restricted stock agreement with the Company which provides for the stock to vest over one year in three equal installments at four month intervals, of which all shares had vested at December 31, 2007.

Narrative Disclosure to Summary Compensation Table

Compensation for our key executives is comprised of three main components: base salary, annual performance-based cash bonus and long-term equity awards. We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels. Rather, the board of directors considers changes in the business, external market factors and our financial position each year when determining pay levels and allocating between long-term and current compensation for the named executive officers.

Cash compensation is comprised of base salary and an annual performance-based cash bonus opportunity. The board of directors generally seeks to set a named executive officer’s targeted total cash compensation opportunity within a range that is the average of the applicable peer company and/or general industry compensation survey data, adjusted as appropriate for individual performance and internal pay equity and labor market conditions.

Where we have included an equity component as part of our compensation package, we do so because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.

These cash and equity compensation components of pay are supplemented by various benefit plans that provide health benefits, which are substantially the same as the benefits provided to all of our U.S. based employees.  The Company also provides life, accident, and disability voluntary benefit plans, which are plans where employees generally make most or all of the contributions toward the respective benefit plan.

Employment Agreements with Executive Officers

In December 2001, we executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company.  The agreement currently renews on annual basis unless terminated by either party.  Under the agreement, Mr. Wade receives an annual base salary of $300,000, and was issued 5-year warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.10 per share and 5-year warrants to purchase 600,000 shares of our common stock at an exercise price of $0.10 per share.  These warrants vested over a 36-month period and all had expired at December 1, 2007.  Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of our taxable income (without deduction for depreciation).  Mr. Wade’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool.  In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term.  In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term.  Mr. Wade deferred $25,000 and $150,000 of his salary in 2008 and 2007.

  Outstanding Equity Awards

  The below table shows information of outstanding equity awards of the named officers at the end of 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2008)
Option Awards(1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Braun Chief Financial Officer (2)	-	-	-	-		533,333	-	-

(1)
In December 1999, we established a stock option plan (the “Stock Option Plan”) whereby we  may grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options.

(2)
Pursuant to a restricted stock agreement with the Company, Mr. Braun, the CFO of the Company, was issued 800,000 unregistered shares of our common stock (at a fair market value of $16,800 in March 2007, vesting over three years in three equal installments, of which 266,667 shares had vested at December 31, 2008.  As of April 15, 2009, 533,333 shares have vested.  In addition, 200,000 unregistered shares of our common stock (at a fair market value of $1,400), which had been issued to Mr. Braun pursuant to a prior restricted stock agreement executed in 2006, had vested at December 31, 2007.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

Stock Option Plan. Under the Stock Option Plan, we may issue up to 50,000,000 shares (adjusted post stock split).  Most options issued are non-assignable, non-transferable, vest on the date of grant, and expire between three and five years from the date of grant.  The Stock Option Plan expires on December 15, 2009.  We issued no stock options to any employees or any other parties in 2008.

Stock Awards.  The common stock issued to Mr. Braun is granted on the same terms as the stock issued to other employees of the Company and its subsidiaries.  The restricted stock agreements generally provide for the stock to vest over a 1 or 3 year period.  In the event the employee is terminated without cause, a portion of the remaining unvested stock will vest on a pro-rata basis.

For further information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table, please see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

Director Compensation

The below table provides compensation for all non-employee directors in 2008:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
	($)	($)		($)	($)	($)	(#	)	($)

William Mills	30,000	4,750	(1)	-	-	-	-		34,750

(1)
In February 2008, we issued 250,000 shares of our common stock to Mr. Mills pursuant to a restricted stock agreement which provided for vesting at 1 year.  None of the 250,000 shares had vested at December 31, 2008.  As of April 15, 2009, all of these shares had vested.

Narrative Disclosure to Director Compensation Table

No options or warrants were granted as director compensation during the fiscal years ended 2007 or 2008.  Non-employee directors are entitled to receive $2,500 per month in 2007 and 2008.  Mr. Mills was issued 250,000 shares of our common stock in February 2008.  All of these shares have vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 15, 2009, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock.  The table also shows the beneficial ownership of our stock by all directors and executive officers as a group.  The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock.  The percentages are based on 998,935,151shares of common stock outstanding as of April 15, 2009, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 15, 2009.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	95,190,206	(2)	9.53%
Common	William K. Mills	283,333	(3)	*
Common	David Braun	1,000,000	(4)	*
Common	All Directors and Executive Officers as a group (3 persons)	96,473,539		9.66%

*	Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)
Includes 88,870,050 shares owned by Mountain Reservoir Corporation (“MRC”), a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee.  MRC pledged 10,000,000 shares of our common stock as collateral on a $25,000 note issued in August 2002.  MRC pledged 4,000,000 and 3,000,000 shares of our common stock as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by us in November 2003.  MRC pledged 5,000,000 shares of our common stock as collateral on a $200,000 note issued in October 2006 to Mr. Weber.  Also in October 2006, MRC pledged 5,000,000 shares of our common stock as collateral on a $215,000 note issued by NOW Solutions to us and assigned to Mr. Weber in October 2005.  MRC pledged 10,000,000 shares of our common stock as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006. MRC pledged 3,000,000 shares of our common stock as collateral on a $96,946 note issued in February 2008 to a third party lender.   In November 2008, the lender sold 1,500,000 shares for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees and the remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, we are obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.  MRC pledged 2,000,000 shares of our common stock as collateral on a $75,000 note issued to Parker Mills LLP in October 2005.  In addition, the Company is obligated to reimburse MRC for 10,000,000 shares of our common stock pursuant to an indemnity and reimbursement agreement for the 10,000,000 shares loaned by MRC to the Company in April 2007 as well as the 1,309,983 pledged shares sold on the Company’s behalf to secure the debt under the $96,946 note.

(3)
Includes 250,000 shares of our common stock issued in February 2008 by us to Mr. Mills pursuant to a restricted stock agreement in connection with services as a director and officer of the Company, all of which have vested at April 15, 2009.

(4)
Includes 800,000 shares of our common stock issued in March 2007 by us to Mr. Braun pursuant to a restricted stock agreement in connection with services as an officer of the Company which vest in equal installments over 3 years.  Of these 800,000 shares, 533,333 shares have vested at April 15, 2009.  Also includes 200,000 shares of our common stock that were issued pursuant to a restricted stock agreement that vested in 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In April 2007, we paid Mr. Rossetti 3,000,000 shares of our common stock (at a fair market value of $48,000) in connection with an agreement entered into concerning loans and monies owed to Mr. Rossetti and Markquest.  Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest, Inc.

In March 2007, we borrowed $300,000 under a promissory note, bearing interest at 12% per annum and due in September 2007, from Mr. Weber. In connection with the note, MRC pledged 10,000,000 shares of our common stock.   The note is in default.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 shares of our common stock owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer.  We agreed to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for any related costs. This obligation is currently owed to Mr. Valdetaro.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 shares of our common stock owned by him to CCS in connection with a $40,000 loan from CCS. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS.  This obligation is currently owed to Mr. Valdetaro.

In April 2007, the Company and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of our common stock. Pursuant to the agreement, MRC loaned the Company 10,000,000 shares of our common stock in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver to various parties.  In connection with a loan of 10,000,000 shares by MRC to the Company, we agreed to reimburse MRC with up to 10,000,000 shares of our common stock within one year and pay for all costs associated with such transfer.

In July 2007, we borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, we reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest.  The agreement canceled the $113,734 note and we issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.  We engaged Mr. Rossetti (through Markquest) to provide consulting services regarding government markets for our products in the United States.  As of December 31, 2008, we have an outstanding liability associated with a consulting agreement with Markquest of $33,720.  For additional details on this note, please see “Notes Payable” under Note 7 in the Notes to Consolidated Financial Statements.

In August 2007, we borrowed $30,400 from Victor Weber with interest of 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS, and a member of CWI.

In March 2008, MRC pledged 2,000,000 shares of our common stock to secure a $75,000 promissory note issued to Parker Mills. William Mills is a director of the Company and also a partner of the law firm Parker Mills.   For additional details on this note, please see “Notes Payable” under Note 7 in the Notes to Consolidated Financial Statements.

In February 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, the Company is obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.  For additional details on the $96,946 note and the pledge of stock, please see “Notes Payable” under Note 7 in the Notes to Consolidated Financial Statements.

In May 2008, Robert Farias assigned the rights to a “point-of-sale” software technology to the Company pursuant to an agreement, which was sublicensed to VHS. VHS and Farias-Jett, sole proprietorship of Mr. Farias, entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In September 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias.  Also in September 2008, NOW Solutions entered into a hosted service provider agreement with Farias-Jett for emPath®.  Robert Farias is a director of InfiniTek Corporation with whom the Company and its subsidiaries have entered into consulting and referral agreements.

For additional related transactions with certain parties, please see “Subsequent Events” under Note 14 in the Notes to Consolidated Financial Statements.

Director Independence

The Company applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.  In accordance with this guidance, the Board considers Mr. William Mills to be independent.   Mr. Wade would not be deemed an independent director since he is employed by the Company as its President and CEO.

Item 14.  Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered by our principal accounting firm of Malone & Bailey, PC were $167,815 and $99,500 for the audit of our annual financial statements for 2008 and 2007, which included the reviews of the financial statements in our Forms 10-QSB for the applicable fiscal years.

Tax Fees.  The principal accounting firm of Malone and Bailey, PC did not provide any tax services in 2008 and 2007.  The aggregate fees billed in the fiscal years ended 2008 and 2007 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $22,100 and $12,500. In addition, BDO Dunwoody LLP in Toronto billed $12,592 and $8,758 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2008 and 2007, respectively.  Dickstein Shapiro Moran & Oshinsky LLP billed $28,842 and $11,955 and for tax advice and tax planning for the years ended 2008 and 2007, respectively

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by  either principal accountant was $0 and $0, respectively, for the fiscal years ended 2008 and 2007.

PART IV

Item 15.  Exhibits And Financial Statement Schedules

The following documents are filed as part of this report:

(a)  Exhibits:

Exhibit No.	Description	Location
2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB filed on April 14, 2006

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB filed on April 14, 2006

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed on April 14, 2006

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed on April 14, 2006

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on April 14, 2006

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-KSB filed on August 7, 2003

4.6	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-KSB filed on April 14, 2006

10.1	1999 Stock Option Plan of the Company	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB filed on April 14, 2006

10.2	Promissory Note, dated August 30, 2002, between the Company and a third party lender	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB filed on April 17, 2007

10.3	Form of Debenture	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB filed on April 17, 2007

Exhibit No.	Description	Location
10.4	Employment Agreement as of December 1, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 17, 2007

10.5	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed on April 17, 2007

10.6	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 17, 2007

10.7	Letter Payout Agreement, dated August 24, 2004 entered into by the Company.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 31, 2005

10.8	Form of Agreed Judgment	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 31, 2005

10.9	Settlement Agreement and Promissory Note, dated October 19, 2005 between the Company and Parker Mills Morin, LLP	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed on April 14, 2006

10.10	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006

10.11	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2006

10.12	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2006

10.13	Agreement dated as of February 13, 2006 among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 24, 2006

10.14	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 24, 2006

10.15	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 24, 2006

10.16	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 24, 2006

Exhibit No.	Description	Location
10.17	Secured Term Promissory Note, dated October 27, 2006, in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-KSB filed on April 17, 2007

14.1	Code of Ethics	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 22, 2008

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2009	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2009	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2009	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2009	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

April 15, 2009	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

April 15, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 15, 2009	By:	/s/ Richard Wade
Richard Wade, Director

April 15, 2009	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. as of December 31, 2008 and December 31, 2007 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$255,774	$131,420
Accounts receivable, net of allowance for bad debts of $313,281 and $349,009	277,592	962,772
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2008	9,183	25,414
Prepaid expenses and other current assets	59,551	25,439

Total current assets	602,100	1,145,045

Property and equipment, net of accumulated depreciation of $1,024,064 and $970,867	59,311	80,708
Deposits and other assets	19,705	10,416

Total assets	$681,116	$1,236,169

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,354,544	$7,604,988
Deferred revenue	2,359,394	2,777,604
Derivative liabilities	433,669	291,584
Current portion-convertible debentures	40,000	40,000
Current portion-notes payable	2,516,157	2,661,543
Current portion-notes payable to related parties	1,057,714	847,050

Total current liabilities	13,761,478	14,222,769

Non-current portion – notes payable	1,742,996	1,948,913
Non-current portion – notes payable to related parties	38,542	272,806

Total liabilities	15,543,016	16,444,488

Stockholders’ Deficit
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	49	49
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	45,000	45,000
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	350,000	350,000
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	156,250	156,250

Common stock: $.00001 par value, 1,000,000,000 shares authorized 995,668,482 and 991,485,149 shares issued and outstanding	9,957	9,915
Additional paid-in capital	28,035,764	27,974,390
Accumulated deficit	(43,660,257)	(43,855,590)
Accumulated other comprehensive income – foreign currency translation	201,337	111,667

Total stockholders’ deficit	(14,861,900)	(15,208,319)

Total liabilities and stockholders’ deficit	$681,116	$1,236,169

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
Revenues

Licensing and software	$2,955,219	$149,766
Software maintenance	4,752,090	4,915,329
Consulting services Hosting and Software as a Service	412,552 91,441	571,176 80,477
Other	46,685	178,978

Total Revenues	8,257,987	5,895,726
Cost of Revenues	1,159,319	1,298,071
Gross Margin	7,098,668	4,597,655
Selling , general and administrative expenses	6,435,651	5,339,777
Depreciation and amortization	57,775	61,962
Bad debt expense	13,820	181,029

Operating expenses	6,507,246	5,582,768

Operating income (loss)	591,422	(985,113)

(Loss) gain on derivative	(38,530)	51,416
Gain on settlement of debt	-	370,749
Gain on settlement of trade payables	514,518	-
Interest income	2,558	1,928
Interest expense	(874,635)	(1,005,325)

Net income (loss)	195,333	(1,566,345)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(392,667)	$(2,154,345)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	994,476,951	990,378,049

Comprehensive loss and its components consist of the following:
Net income (loss)	$195,333	$(1,566,345)
Translation adjustments	89,670	(10,276)
Comprehensive income (loss)	$285,003	$(1,576,621)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2008

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at 12/31/06 (restated)	996,926,857	$9,970	130,700	$551,299	$28,208,434	$(42,289,245)	$121,943	$(13,397,599)

Issuance of restricted stock for services, net of cancellations	4,589,292	45			49,662			49,707

Shares loaned to the company by officer	(13,000,000)	(130)			(342,870)			(343,000)

Shares issued to note holder for extension of maturity of debt	2,000,000	20			44,980			45,000

Shares issued to note holder in consideration of note payable	1,000,000	10			14,184			14,194

Abandoned shares returned	(31,000)	-			-			-

Other comprehensive income translation adjustment							(10,276)	(10,276)

Net loss						(1,566,345)		(1,566,345)

Balances 12/31/07	991,485,149	$9,915	130,700	$551,299	$27,974,390	$(43,855,590)	$111,667	$(15,208,319)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2008
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at 12/31/07	991,485,149	$9,915	130,700	$551,299	$27,974,390	$(43,855,590)	$111,667	$(15,208,319)

Issuance of restricted stock for services, net of cancellations	3,183,333	32			45,134			45,166

Shares issued in association with renegotiated notes payable	750,000	7			12,743			12,750

Shares issued for services	250,000	3			3,497			3,500

Other comprehensive income translation adjustment							89,670	89,670

Net income						195,333		195,333

Balances 12/31/08	995,668,482	$9,957	130,700	$551,299	$28,035,764	$(43,660,257)	$201,337	$(14,861,900)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$195,333	$(1,566,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,775	61,962
Amortization of debt discount	22,416	96,867
Stock compensation	59,370	49,707
Shares issued for extension of debt	12,750	45,000
Loss (gain) on derivatives	38,530	(51,416)
Bad debt expense	13,820	181,029
Loan origination costs included in notes payable	-	11,586
Gain on settlement of trade payables	(514,518)	-
Changes in operating assets and liabilities:
Accounts receivable	685,180	(292,517)
Receivable from officers and employees	2,411	86,010
Prepaid expense and other assets	(43,401)	15,853
Accounts payable and accrued liabilities	333,923	1,375,187
Deferred revenue	(418,210)	118,082
Net cash provided by operating activities	445,379	131,005

Cash flows from investing activities:
Proceeds from sale of investment	-	2,760
Purchase of equipment	(36,378)	(59,059)
Net cash used in investing activities	(36,378)	(56,299)

Cash flows from financing activities:
Payment of notes payable	(411,477)	(441,892)
Proceeds from issuance of notes payable	37,160	425,400
Net cash used in financing activities	(374,317)	(16,492)

Effect of changes in exchange rates on cash	89,670	(10,276)
Net increase in cash and cash equivalents,	124,354	47,938
Cash and cash equivalents, beginning of period	131,420	83,482
Cash and cash equivalents, end of period	$255,774	$131,420

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Nature of Business

Vertical Computer Systems, Inc. was incorporated in Delaware in March 1992. We are a multinational provider of administrative software services, Internet core technologies, and derivative software application products through our distribution network. Our business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling our products and services. We operate one business segment.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”), Vertical Internet Solutions (“VIS”), and Vertical Healthcare Solutions (“VHS”), all of which are inactive; OptVision Research, Inc. (“OVR”),Taladin, Inc. (“Taladin”), Government Internet Systems, Inc. (“GIS”), all entities with minor activities and NOW Solutions, Inc. (“NOW Solutions”). To date, we have generated revenues primarily from software licenses, consulting fees and maintenance agreements from NOW Solutions, our 100% owned subsidiary, and patent licenses from Vertical Computer Systems, the parent company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All intercompany accounts and transactions have been eliminated.  We currently have no investments accounted for using the equity method of accounting.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,’’ Staff Accounting Bulletin (‘‘SAB’’) No. 104, ‘‘Revenue Recognition,’’ Emerging Issues Task Force (‘‘EITF’’) No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverable,’’ and EITF No. 00-3 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting. We provide consulting services, primarily training and implementation services, to our clients using a time and materials pricing methodology. The Company prices its delivery of consulting services on a time and material basis where the customer is either charged an agreed-upon daily rate plus out-of-pocket expenses or an hourly rate plus out-of-pocket expenses. In this case, the Company is paid fees and other amounts generally on a monthly basis or upon the completion of the deliverable service and recognizes revenue as the services are performed.

Software License.  We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software the product license revenue is recognized upon the acceptance by the customer and consulting fees are recognized as services are performed.

VERTICAL COMPUTER SYSTEMS, INC.

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, on a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer can use a third-party to perform the consulting services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

Maintenance Revenue. In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services. These maintenance services are typically renewed on an annual basis. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee and may be increased from the prior year amount based on inflation or other agreed upon percentage. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.

While most of our customers pay for their annual maintenance at the beginning of the maintenance period, a few customers have payment terms that allow them to pay for their annual maintenance on a quarterly or monthly basis. If the annual maintenance fee is not paid at the beginning of the maintenance period (or at the beginning of the quarter or month for those few maintenance customers), we will ratably recognize the maintenance revenue if management believes the collection of the maintenance fee is imminent. Otherwise, we will defer revenue recognition until the time that the maintenance fee is paid by the customer. We normally continue to provide maintenance service while awaiting payment from customers. When the payment is received, revenue is recognized for the period that revenue was previously deferred. This may result in volatility in software maintenance revenue from period to period.

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We term the delivery method to give functionality to new customers utilizing this service as Software as a Service (“SaaS”). Since the customer is not given contractual right to take position of the software, the scope of SOP 97-2 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with this service. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers, utilizing their own computer desktop to access the SaaS functionality, are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon rate per employee. The revenue is recognized as the services are rendered each month.

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

VERTICAL COMPUTER SYSTEMS, INC.

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

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any such losses in these accounts. Substantially all of our revenue was derived from recurring maintenance fees related to our payroll processing software.

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2008 and 2007, there was no impairment of long-lived assets due to the minimal value of such assets.

Stock-based Compensation

We account for share-based compensation in accordance with the provisions of SFAS 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $313,281 and $349,009 as of December 31, 2008 and 2007, respectively.

Included in our allowance for doubtful accounts, we have fully reserved for a $110,085 receivable related to an amount due from Ross (see the litigation section under Note 13).

VERTICAL COMPUTER SYSTEMS, INC.

Income Taxes

We provide for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

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

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not require any restatement of our financial statements.

Earnings Per Share

Statement of Financial Accounting Standards FASB No. 128, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. As of December 31, 2008, all outstanding convertible debts and warrants and options outstanding were excluded in the calculation of diluted loss per share because they were anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities. The fair value of the note payable to stockholder cannot be estimated due to its related party nature.

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

Cash Reimbursements

We record reimbursement by our customers for out-of-pocket expense as part of consulting services revenue in accordance with the Emerging Issues Task Force Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred.”

Recently Issued Accounting Pronouncements

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and we are currently evaluating the impact of the adoption of EITF 07-05 on our financial results.

VERTICAL COMPUTER SYSTEMS, INC.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of APB14-1 on our financial results.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. We are currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. We adopted SFAS 159 effective January 1, 2008 which did not have a material impact on our operating results, financial position or cash flows as we did not elect the Fair Value Option for any of our financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on our consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2008 and 2007 have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at December 31, 2008 was $14.9 million. Additionally, at December 31, 2008, we had negative working capital of approximately $13.1 million (although it includes deferred revenue of approximately $2.4 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

VERTICAL COMPUTER SYSTEMS, INC.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. We will require additional funds for our operations and to pay down our liabilities, as well as finance our expansion plans consistent with the anticipated changes in operations and infrastructure. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 3. Related Party Transactions

In March 2007, we borrowed $300,000 under a promissory note, bearing interest at 12% per annum and due in September 2007, from Mr. Victor Weber. Mr. Victor Weber is a Director and President of GIS and an equity owner of CWI.  In connection with the note, MRC pledged 10,000,000 shares of our common stock.   MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust. The note is in default.

In April 2007, we issued Mr. Rossetti 3,000,000 shares of our common stock (at a fair market value of $48,000) in connection with an agreement entered into concerning loans and monies owed to Mr. Rossetti and Markquest, Inc. (“Markquest”). Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 shares of our common stock owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer.  We agreed to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for any related costs. This obligation is currently owed to Mr. Valdetaro.

In April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 shares of our common stock owned by him to CCS in connection with a $40,000 loan from CCS. Also in April 2007, in connection with the transfer of shares to CCS, we entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS.  This obligation is currently owed to Mr. Valdetaro.

In April 2007, we and MRC entered into an indemnity and reimbursement agreement for transfer and pledges of shares of our common stock. Pursuant to the agreement, MRC loaned us 10,000,000 shares of our common stock in order for us to meet current obligations concerning stock we have been obligated to issue and deliver to various parties.

In connection with a loan of 10,000,000 shares by MRC to us, we agreed to reimburse MRC with up to 10,000,000 shares of our common stock within one year and pay for all costs associated with such transfer. This obligation is currently owed to MRC.

In July 2007, we borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, we reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest.  The agreement canceled the $113,734 note and we issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest. We engaged Mr. Rossetti (through Markquest) to provide consulting services regarding government markets for our products in the United States.  As of December 31, 2008, we have an outstanding liability associated with a consulting agreement with Markquest of $33,720.  For additional details on the note, please see “Notes Payable” under Note 7.

In August 2007, we borrowed $30,400 from Victor Weber with interest of 12% per annum and principal and interest due on demand. Mr. Weber is the President and a Director of GIS and a member of CWI.

In March 2008, MRC pledged 2,000,000 shares of our common stock to secure a $75,000 promissory note issued to Parker Mills. William Mills is a director of the Company and also a partner of the law firm Parker Mills.   For additional details on this note, please see “Notes Payable” under Note 7.

In March 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, we are obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.  For additional details on this $96,946 note and the pledge of stock, please see “Notes Payable” under Note 7.

VERTICAL COMPUTER SYSTEMS, INC.

In May 2008, Robert Farias assigned the rights to a “point-of-sale” software technology (“PASS”) to us pursuant to an agreement, which was sublicensed to VHS. VHS and Farias-Jett, a sole proprietorship of Mr. Farias, entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In October 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias.  Also in October 2008, NOW Solutions entered into a hosted service provider agreement with Robert Farias for emPath®.  Robert Farias is a director of InfiniTek Corporation with whom the Company and its subsidiaries have entered into consulting and referral agreements.  As of December 31, 2008, we have an outstanding liability related to the consulting agreement of $28,000.

For additional related party transactions subsequent to December 31, 2008, please see “Subsequent Events” under Note 14.

Note 4. Fair value of financial instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

●
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

●	Level 3 — Significant inputs to the valuation model are unobservable

The following describes the valuation methodologies we use to measure financial instruments at fair value.

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Note 3).  1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company (see Note 3). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

During 2002 and 2003, we issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. As such, our derivative liabilities have been classified as Level 2.

VERTICAL COMPUTER SYSTEMS, INC.

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis December 31, 2008
	Level 1	Level 2	Level 3
Liabilities
Warrants and convertible debentures	$-	$111,694	$-
Stock derivative – 13,000,000 shares	-	292,500	-
Stock derivative – 1,309,983 shares	-	29,475	-

Note 5. Property and Equipment

Property and equipment consist of the following:

	2008	2007
Equipment (3-5 year life)	$952,403	$923,060
Leasehold improvements (5 year life)	87,712	87,712
Furniture and fixtures (3-5 year life)	43,260	40,803

Total	1,083,375	1,051,575

Accumulated depreciation	(1,024,064)	(970,867)
	$59,311	$80,708

Depreciation expense for 2008 and 2007 was $57,775 and $61,962, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2008	2007
Accounts payable	$2,004,944	$2,441,543
Accrued payroll	2,153,786	2,179,853
Accrued payroll tax and penalties	571,005	769,374
Accrued interest	1,631,062	1,294,281
Accrued liabilities - Other	993,747	919,937
	$7,354,544	$7,604,988

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued liabilities – other primarily consists of accrued sales and other taxes, and other accrued expenses. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for prior years.

VERTICAL COMPUTER SYSTEMS, INC.

Note 7. Notes Payable and Convertible Debts

	December 31	December 31
	2008	2007

Note payable to Ross, unsecured and bearing interest at 10%. In September 2007, the court awarded a judgment against Ross that exceeds this amount. Refer to “Litigation” under Note 13.	$750,000	$750,000

Note payable to a third-party lender, unsecured, bearing interest at 10%, principal and interest due on demand.	31,859	31,859

Notes payable to a third-party, unsecured and non-interest bearing.	42,000	27,000

Note payable bearing interest at 13% per annum and unsecured. The note is in default.	161,504	161,504

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note was in default. The note is secured by 3,000,000 common shares pledged by MRC. In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees. The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.	-	35,568

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note has been in default since April 1, 2003 and is unsecured.	50,000	50,000

Note payable of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 common shares owned by MRC due in December 2002. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note has been in default since April 1, 2003.	12,583	12,583

Note payable of $215,000 owed Victor Weber. The note bears interest at 12%. In connection with the note, MRC pledged 5,000,000 common shares. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CWI. The note is in default.	215,000	215,000

Note payable of $25,000, bearing interest at 10% per annum, dated April 2003. The note is unsecured and in default.	25,000	25,000

Note payable of $17,500, bearing interest at 10%. This note is unsecured and in default.	11,000	11,000

Note payable of $17,500, bearing interest at 10%. This note is unsecured and in default.	11,000	11,000

Note payable of $10,000 bearing interest at 8% per annum, unsecured, and due on June 1, 2002. This note is in default.	10,000	10,000

Note payable of $10,365 dated January 17, 2003 bearing interest at 10% per annum, due on December 5, 2003. This note is unsecured and in default.	7,365	7,365

Note payable of $23,030 dated March 21, 2003 bearing interest at 12% per annum, due on April 21, 2004. The note is unsecured and in default.	23,030	23,030

Note payable of $60,000 dated November 5, 2003, bearing interest at 10% per annum, due on November 5, 2004. The note is secured by 4,000,000 shares of our common stock owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	60,006	60,006

Note payable of $40,000 dated November 19, 2003, bearing interest at 10% per annum, and due on November 19, 2004. The note is secured by 3,000,000 shares of our common stock owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	40,000	40,000

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $5,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum and due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

Note payable of $10,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

Note payable originally for $600,000 issued to Arglen Acquisitions, LLC. In August 2005, the Company agreed to pay Arglen a total of $713,489 unsecured, which includes unpaid interest and various fees. Pursuant to the terms of the Payout Agreement, the Company is currently obligated to make monthly payments on the amount specified above of $25,000 or 10% of the Company's new sales, whichever is greater, until the remainder of the $713,489 is paid. For additional details, see Note 13, “Litigation” and Note 14, “Subsequent Events” for subsequent events concerning this note.	-	148,489

Note payable of $75,000 bearing interest at 6% to the law firm Parker Mills dated October 2005. The note was due January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a company director and also a partner of Parker Mills. After December 31, 2007, MRC agreed to pledge 2,000,000 shares of our common stock to secure the note. The note is in default.	56,217	58,318

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
	992,723	992,723

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
	300,471	384,914

VERTICAL COMPUTER SYSTEMS, INC.

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
	95,388	121,062

Note payable of $438,795 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum. The note is payable as follows: unpaid principal balance and interest payments of $5,763, beginning on January 1, 2007 and continuing until February 1, 2018. The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”.	391,143	404,360

Note payable of $359,560 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum And is payable as follows: unpaid principal balance and interest of $4,723, beginning on January 1, 2007 and continuing until February 1, 2018 (the maturity date). The note is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds.	328,122	335,666

Note payable of $955,103 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum, due in 2018 and payable in monthly installments of $12,544, beginning on January 1, 2007, and continuing until February 1, 2018 (the maturity date). The note is secured by all of the assets of NOW Solutions. This note payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds.	870,611	890,543

Note payable of $51,000 unsecured, dated September 2006 to a third party lender, bearing interest at 10% per annum. In connection with the loan, the Company issued 1,000,000 common shares (at a fair-market value of $18,000). The note is in default.	15,605	28,357

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
	200,000	200,000

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
	60,630	76,426

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
	300,000	300,000

Note payable of $40,000 due to CCS, bearing interest at 12% per annum, and due in July 2007. The Company or a party acting on the Company’s behalf is also obligated to arrange for a pledge of 1,000,000 shares of our common stock to secure the loan. The note is in default.	26,804	40,000

Note payable, dated August 2007, for $20,000 to a third party lender, unsecured, bearing interest at 12% per annum, due on demand.	8,809	20,000

Note payable, dated August 2007, for $30,400, unsecured to Victor Weber, bearing interest at 12% per annum, due on demand. . Mr. Weber is the President and a Director of GIS and a member of CWI.	30,400	30,400

Note payable, dated December 2007, for $213,139 unsecured, issued to Markquest, bearing interest at 10% per annum, payable with accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. This note consists of amounts due under a $113,734 note issued to Stephen Rossetti in December 2006, which was cancelled, and $46,586 owed under a loan by Mr. Rossetti in July 2007 and $36,000 in fees owed to Markquest, plus accrued interest. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest.
	213,139	213,139

Total notes payable	5,355,409	5,730,312
Current maturities	(3,573,871)	(3,508,593)

Long-Term portion of notes payable	$1,781,538	$2,221,719

VERTICAL COMPUTER SYSTEMS, INC.

Future minimum payments for the next five years are as follows:

Year	Amount
2009	$3,573,871
2010	313,040
2011	188,224
2012	127,115
2013	143,933
2014+	1,009,226

Total notes payable	$5,355,409

Notes payable to related parties at December 31, 2008 total $1,096,256.  The current portion of notes payable to related parties totals $1,057,714 at December 31, 2008.

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2008	December 31, 2007
Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company’s common stock at the debt holder’s choice of either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price five days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on March 28, 2004. This debenture was originally issued in the principal amount of $100,000.	$10,000	$10,000

In December 2003, we issued a debenture in the amount of $30,000 to a third party. We received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after we receive notice of conversion.	30,000	30,000

Total convertible debentures	40,000	40,000
Current maturities	40,000	40,000
Long-term portion of convertible debentures	$-	$-

Note 8. Income Taxes

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

VERTICAL COMPUTER SYSTEMS, INC.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2008	December 31, 2007
Net operating loss carry-forward	$8,537,000	$8,640,000
Reserves	674,500	683,000
Accrued vacation	64,000	70,000
Deferred compensation	770,000	774,000
Deferred revenue	800,000	782,000
Derivatives	173,000	116,000
	11,018,000	11,065,000
Valuation allowance	(11,018,000)	(11,065,000)

	$-	$-

At December 31, 2008 and December 31, 2007, we had available net operating loss carry-forwards of approximately $21.4 million for federal tax purposes and $15.4 million for state tax purposes, which expire in varying amounts through 2027 and 2012, respectively.

Note 9. Stockholders’ Equity

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $.00001 per share, of which 995,668,482 and 991,485,149 were issued and outstanding at December 31, 2008 and December 31, 2007, respectively.  Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors.  There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock.  Shareholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock.  We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2008 and December 31, 2007.  Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters effecting the Series A Preferred Stock shareholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock.  Each share of Series A Preferred Stock is entitled to 500 votes per share.  Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion.  Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company.  In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2008 and December 31, 2007.  Holders of Series B Preferred Stock are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion.  Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company.  The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2008 and December 31, 2007.  Holders of Series C Preferred Stock are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion.    Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock.  In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

VERTICAL COMPUTER SYSTEMS, INC.

Series D 15% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2008 and December 31, 2007.  Holders of these shares are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock.  Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company.  The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2008

Common Stock

During 2008, one of the officers of the Company pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Note 4). 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, the Company signed an agreement to replace these shares within one year.

During 2008, the Company granted 1,250,000 unregistered shares of common stock of the company to employees and consultants of the Company and NOW Solutions pursuant to restricted stock agreements. 250,000 of these unrestricted shares vested immediately with the remaining shares vesting over a period from six months to one year, as provided.

During 2008, 500,000 unregistered shares of common stock of the Company were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

During 2008, 3,183,333 unregistered shares of common stock issued to employees and consultants of the Company and NOW Solutions vested resulting in stock compensation expense of $45,166. These shares were issued pursuant to restricted stock agreements executed in 2005-2008. As of December 31, 2008, there was $71,186 of total unrecognized compensation costs related to these stock awards.  These costs are expected to be recognized over a weighted average period of .57 years.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these shareholders upon declaration was $4,689,712 as of December 31, 2008.

2007

Common Stock

In April 2007, Luiz Valdetaro, on behalf of the Company, transferred 2,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to an officer of Tara Financial in exchange for waiving the defaults and extending the payment terms on several notes payable in the amounts of $438,795, $350,560, $955,103 and $450,000 issued to Tara Financial by the Company, NOW Solutions, and Taladin in February 2006. Also in April 2007, in connection with the transfer, we entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 2,000,000 shares within one year and pay for all costs associated with the transfer of shares to Tara Financial and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

VERTICAL COMPUTER SYSTEMS, INC.

Also in April 2007, Mr. Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of common stock owned by Mr. Valdetaro to CCS in connection with a $40,000 loan made by CCS to us. We are also obligated to arrange for a pledge of 1,000,000 shares of common stock to secure the loan. Also in April 2007, in connection with the transfer of shares to CCS, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares within one year and pay for all costs associated with the transfer of shares to CCS and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

In April 2007, we entered into an indemnity and reimbursement agreement with MRC for the transfer and pledge of shares of common stock of the Company. Pursuant to the agreement, MRC loaned us 10,000,000 shares of common stock of the Company in order for the Company to meet current obligations concerning stock the Company has been obligated to issue and deliver. In connection with the loan of shares to the Company, the Company agreed to reimburse MRC with up to 10,000,000 shares of common stock of the Company and pay for all costs associated with such transfer and the reimbursement of shares to MRC within one year. In addition, in the event that any of the shares of common stock of the Company pledged by MRC on behalf of the Company in connection with promissory notes issued by the Company (or its subsidiaries, as applicable) are sold to cover a default under the respective note, the Company agreed to reimburse MRC with a number of shares equal to the number of shares sold to cover the default under the respective note within 1 year, and to reimburse MRC for all costs associated with such sales and the reimbursement of shares to MRC related to such sales. This transaction was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.

During 2007, the Company granted 4,550,000 unregistered shares of our common stock to employees and consultants of the Company and NOW Solutions pursuant to restricted stock agreements. 500,000 of these unrestricted shares vested immediately with the remaining shares vesting over a period from one to three years, as provided.

During 2007, 1,369,042 unregistered shares of our common stock were cancelled pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of cancellation and had never been issued.

During 2007, 4,589,292 unregistered shares of our common stock issued to employees and consultants of the Company and NOW Solutions vested. These shares were issued pursuant to restricted stock agreements executed in 2005-2007.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these shareholders upon declaration was $4,101,712 as of December 31, 2007.

Note 10. Stock Options and Warrants

In December 1999, we established a stock option plan allowing grants of both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. We can issue up to 50,000,000 shares. Most options issued are non-assignable, non-transferable, vested on the date of grant, and expire three to five years from the date of grant. The plan expires December 15, 2009.

2008

There were no non-statutory stock options, incentive stock options or warrants granted in 2008.

During 2008, warrants to purchase 6,250,000 common shares at $0.0075 to $0.01 per share expired.

2007

There were no non-statutory stock options, incentive stock options or warrants granted in 2007.

During 2007, warrants to purchase 6,894,444 common shares at $0.01 to $0.10 per share expired.

VERTICAL COMPUTER SYSTEMS, INC.

Option and warrant activities in 2007 and 2008 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/06	2,500,000	-	28,394,444	0.034
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(6,894,444)	0.092

Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(6,250,000)	0.010
Outstanding at 12/31/08	2,500,000	-	15,250,000	0.019

Information relating to stock options/warrants at December 31, 2008, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price
Incentive Stock Options
$0.01 - $0.09	2,500,000	1.97	$0.014	2,500,000	$0.014
	2,500,000	1.97	$0.014	2,500,000	$0.014

Warrants
$0.003 - $0.100	15,250,000	1.51	$0.020	15,250,000	$0.020
	15,250,000	1.51	$0.020	15,250,000	$0.020

Grand total	17,750,000	1.58	$0.019	17,750,000	$0.019

As of December 31, 2008, the options and the warrants have an intrinsic value of $90,000 and $75,000, respectively.

Note 11. Gain on Settlement of Current Liabilities

In June 2008, we recorded a gain on settlement of trade payables of $514,518 as a result of our review of trade payables for those items in which the statute of limitations has been exceeded and no legal liability exists.  Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments.  For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as we are relieved from these liabilities as a matter of law.

In December 2007, we recorded a gain on settlement of debt related to agreements we entered into with several vendors in 2001 whereby we issued these vendors shares of our common stock. Under the terms of our agreement, these vendors agreed to take our shares, sell such shares in the market, and apply the proceeds against our indebtedness. The vendors also agreed to periodically update us on the number of shares sold and the amount of any shortfall or overage, compared to the original liability. For several years, many of these vendors updated us periodically and we adjusted our liability accordingly. However, we did not receive any update subsequent to 2004. From that time until 2007, these liabilities were carried on our books as accrued liabilities.

VERTICAL COMPUTER SYSTEMS, INC.

At the end of 2007, management and corporate counsel of the company assessed these liabilities and determined that the Company was judicially released from the liability due to the expiration of the statutes of limitations. Generally, the statute of limitation is four to six years, depending on State laws. Because these vendors operated in multiple states, including states with a six-year statute of limitations, we concluded that the first appropriate period to write off this liability was 2007.

Note 12. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Cash paid for interest	$537,854	$440,565
Cash paid for income taxes	$-	$-

Non-cash activities for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Conversion of accounts payable and accrued liabilities to notes payable	64,372	52,811

Shares loaned to the Company by stockholder to settle note payable	103,555	343,000
	$167,927	$395,811

Note 13. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from February 2004 through February 2010. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2009	$109,805
2010	19,872
Total	$129,677

Rental expense for the years ended December 31, 2008 and 2007 was $191,263 and $211,564, respectively.

Commitments Related to NOW Solutions

Effective on October 1, 2005, NOW Solutions began paying the Company a monthly management fee of $20,000, plus all direct costs associated with the NOW Solutions’ management and operations incurred by the Company.

Royalties

On December 16, 1999, we acquired the software rights to Emily®, an XML computer language, for $5,000. As part of the agreement, we agreed to pay royalties every six months, based on the net sales of products sold that were developed using the Emily® computer language. Royalties range from 1% to 5% of net sales. There were no sales for the years ended December 31, 2008 and 2007, respectively.

VERTICAL COMPUTER SYSTEMS, INC.

Payroll Taxes

We have filed all payroll tax returns but have not made all related tax payments since 2003. We have accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. Management believes that the $125,000 is sufficient to cover the penalties and interest that may be assessed. NOW Solutions has filed all payroll tax returns and made all payroll tax payments. For Vertical Computer Systems, the IRS has a claim for unpaid payroll taxes of $313,839 from 2001-2005.  We have paid $200,000 of the IRS claim during 2008.  As of December 31, 2008, the total payroll taxes, penalties and interest due for VCSY was $177,093. For additional details, please see “Litigation” below.

Litigation

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen, Tinley, and Gyselen.  We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross.  The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216.  In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment.  The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled.  Please see Note 14 for Subsequent Event on the status of the appeal and our collection efforts on the judgment award.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  Please see Note 14 for Subsequent Event on the settlement of the dispute with Arglen regarding interest on the above payout agreement.

The IRS has a claim for unpaid payroll taxes of $313,839 from 2001-2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement. .  The Tax Court case has been resolved and the IRS position was sustained.   We have paid $200,000 of the IRS claim during 2008.  As of December 31, 2008, the total payroll taxes, penalties and interest due was $177,093.

On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft .Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.   The proceeds from the license was included in revenue.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 14. Subsequent Events

Arglen Litigation

In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, the Company agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  We have the amount accrued in interest on the original note payable as of December 31, 2008.

Ross Litigation

In February 2009, the Appellate Division of the Supreme Court of New York, First Department, affirmed the trial court’s judgment entered on October 11, 2007 for Now Solutions, our wholly-owned subsidiary in the action of Ross Systems, Inc. v. NOW Solutions, Inc.

On March 24, 2009, NOW Solutions, Inc. applied for and received the cash deposit of Ross Systems, Inc. (“Ross”) that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions, Inc.  The stay was vacated by operation of law after the judgment was affirmed by the New York, Appellate Division on February 11, 2009.   As of March 24, 2009, the cash deposit of $3,151,216 had accrued $133,424 in interest since the judgment was entered on October 11, 2007.

VERTICAL COMPUTER SYSTEMS, INC.

The net proceeds of the cash deposit collected by Now Solutions after deducting $2,345,502 in attorney’s fees (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit, was $873,444. NOW Solutions is entitled to an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the judgment, In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal.

In the above action, Ross has moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.  This motion was submitted on April 9, 2009 and a decision is pending.

Notes Payable

For the period from January 1, 2009 to April 15, 2009, the Company made payments of $325,659 that NOW Solutions was obligated to pay toward the outstanding balances on certain notes payable issued by Taladin from the net proceeds collected on the judgment awarded to NOW Solutions in the Ross litigation (after deducting attorney’s fees and costs).

Stock Holders Equity, Stock Options and Warrants

On February 11, 2009, Robert Farias notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.

For the period from January 1, 2009 to April 15, 2009, 1,433,333 unregistered shares of our common stock vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2006 and 2007.

As of the Date of this Report for the year ended December 31, 2008, the Company has also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

998,935,151	Common Stock Issued
250,000	Common Shares that may be purchased from outstanding Warrants
15,000,000	Common Shares to be issued pursuant to exercised Warrants
2,500,000	Common Shares convertible from Outstanding Options
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,075,367,108	Total Common Shares Outstanding and Accounted For/Reserved

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