Form 10-Q
period 2009-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2009-05-20
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Address of Principal Executive Offices) (Zip Code)

(817) 348-8717
(Issuer’s Telephone Number)
________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

As of May 19, 2009, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008
Assets

Current assets
Cash	$620,281	$255,774
Accounts receivable, net of allowance for bad debts of $201,589 and $313,281	377,692	277,592
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2009 and 2008	35,449	9,183
Prepaid expenses and other current assets	136,648	59,551

Total current assets	1,170,070	602,100

Property and equipment, net of accumulated depreciation of $1,032,072 and $1,024,064	55,811	59,311
Deposits and other	29,272	19,705

Total assets	$1,255,153	$681,116

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,001,977	$7,354,544
Deferred revenue	2,317,677	2,359,394
Derivative liabilities	619,237	433,669
Convertible debenture	40,000	40,000
Current portion - notes payable	619,665	2,516,157
Current portion - notes payable to related parties	1,035,104	1,057,714

Total current liabilities	10,633,660	13,761,478

Non-current portion - notes payable	1,596,435	1,742,996
Non-current portion - notes payable to related parties	14,603	38,542

Total liabilities	12,244,698	15,543,016

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

(Continued from previous page)

	March 31,	December 31,
	2009	2008

Stockholders' Deficit

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	49	49

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000
Shares authorized; 7,200 shares issued and outstanding	45,000	45,000

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000
shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding	156,250	156,250

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,101,817 and 995,668,482 issued and outstanding	9,971	9,957

Additional paid-in-capital	28,056,955	28,035,764

Accumulated deficit	(39,832,695)	(43,660,257)

Accumulated other comprehensive income – foreign currency translation	224,925	201,337

Total stockholders' deficit	(10,989,545)	(14,861,900)

Total liabilities and stockholders' deficit	$1,255,153	$681,116

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2009	2008
Revenues
Licensing and software	$155,446	$-
Software Maintenance	1,091,623	1,305,499
Software-as-a-service	40,444	27,914
Consulting Services	115,547	253,583
Other	28,912	22,854

Total Revenues	1,431,972	1,609,850

Cost of revenues	358,928	295,396

Gross margin	1,073,044	1,314,454

Selling, general and administrative expenses	1,273,791	1,265,230

Operating income (loss)	(200,747)	49,224

Interest income	133,513	1,107
Loss on derivative liability	(185,568)	(97,973)
Gain on settlement of litigation	4,264,093	-
Interest expense	(183,729)	(214,771)

Net income (loss)	3,827,562	(262,413)

Dividends applicable to preferred stock	(147,000)	(147,000)

Net income (loss) applicable to common stockholders	$3,680,562	$(409,413)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Basic weighted average of common shares outstanding	996,592,188	993,232,951

Diluted weighted average of common shares outstanding	1,065,260,895	-

Comprehensive income (loss) and its components
consist of the following:
Net income (loss)	$3,827,562	$(262,413)
Translation adjustments	23,588	55,238
Comprehensive income (loss)	$3,851,150	$(207,175)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Statements of Stockholders’ Deficit
 (Unaudited)

					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at 12/31/08	995,668,482	$9,957	130,700	$551,299	$28,035,764	$(43,660,257)	$201,337	$(14,861,900)

Issuance of restricted stock for services,	1,433,335	14			21,191			21,205
net of cancellations

Other comprehensive income
translation adjustment							23,588	23,588

Net income						3,827,562		3,827,562

Balances at 03/31/09	997,101,817	$9,971	130,700	$551,299	$28,056,955	$(39,832,695)	$224,925	$(10,989,545)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities

Net income (loss)	$3,827,562	$(262,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,642	16,031
Amortization of debt discount	-	5,604
Stock compensation	21,205	22,568
Shares issued for extension of debt	-	3,750
Shares issued for renegotiated debt	-	9,000
Non-cash portion of gain on settlement of litigation	(1,112,877)	-
Loss on derivative	185,568	97,973
Changes in operating assets and liabilities:
Accounts receivable	(100,100)	172,262
Receivable from officers and employees	(26,266)	(10,984)
Prepaid expenses and other assets	(86,664)	(223)
Accounts payable and accrued liabilities	(989,689)	96,351
Deferred revenue	(41,717)	145,921

Net cash provided by operating activities	1,686,664	295,840

Cash flow from investing activity:

Purchase of equipment	(6,143)	(27,774)

Cash flow from financing activities:
Payment of notes payable	(1,372,602)	(110,899)
Proceeds from issuance of notes payable	33,000	22,160
Net cash used in financing activities	(1,339,602)	(88,739)

Effect of changes in exchange rates on cash	23,588	(55,238)
Net change in cash and cash equivalents	364,507	124,089
Cash and cash equivalents, beginning of period	255,774	131,420
Cash and cash equivalents, end of period	$620,281	$255,509

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$748,733	$218,580
Non-cash supplemental cash flow disclosures:
Write-off Ross receivable against allowance	110,085	-
Reclass of accrued interest to notes payable	-	27,194
Reclass of accounts payable to notes payable	-	37,178

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Vertical Computer Systems have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Vertical Computer Systems' annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2008 annual report on Form 10-K have been omitted.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.   The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

Recently adopted accounting pronouncements

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  We adopted EITF 07-05 effective January 1, 2009 but this did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We examined our convertible debt instruments and preferred stock for applicability under this FSP.  FSP APB 14-1 was adopted on January 1, 2009 and there was no impact to our consolidated financial statements as our convertible debt and preferred stock were not within the scope of the FSP.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. As of March 31, 2009, the Company has a derivative liability of $619,237 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The adoption of this standard did not have an impact on our consolidated financial statements.

Recently issued accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting pronouncements:

•
FASB Staff Position FAS 157-4, Determining Whether a Market is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”) provides additional guidance to provide greater clarity about the credit and non-credit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

•
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009.  We are evaluating the impact that these standards will have on our consolidated financial statements.

Note 2. Going Concern Uncertainty

The accompanying condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2009 was $11.0 million. Additionally, at March 31, 2009, we had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.3 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Common and Preferred Stock Transactions

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  These warrants have not been exercised due to the unavailability of shares of common stock as described in Note 8.

During the three months ended March 31, 2009, 1,433,335 shares of our common stock valued at $21,205 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees of NOW Solutions executed in 2006, 2007, and 2008.

During the three months ended March 31, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between us and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

For additional common and preferred stock transactions subsequent to the period covered by this Report, please see “Subsequent Events” under Note 8.

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2009:

December 31, 2008	$5,355,409
Repayment	(1,372,602)
New borrowings	33,000
Settlement of debt in litigation	(750,000)

March 31, 2009	$3,265,807

In March 2009, the Company made payments of $325,659 that NOW Solutions was obligated to pay toward the outstanding balances on certain notes payable issued by Taladin and $992,723 for a promissory note issued to Wolman Blair PLLC from the net proceeds collected on the judgment awarded to NOW Solutions in the Ross litigation (after deducting attorney’s fees and costs).  As a result of the settlement of the Ross litigation, the Company wrote off the outstanding balance on the Ross note payable amounting to $750,000.

During the three months ended March 31, 2009, the Company made interest payments of $748,733 and wrote off accrued interest of $362,877 related to the Ross note payable.

The write-off of the Ross note and the related interest totaling $1,112,877 as well as the proceeds from the litigation settlement of $3,151,216 (see Note 6)  are reported as “Gain on settlement of litigation” in the consolidated statements of operations.

Note 5. Derivative liabilities

The following describes the valuation methodologies we use to measure financial instruments at fair value.

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Item 2, “Related Party Transactions”).  1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2009 and December 31, 2008, the aggregate derivative liability was $37,990 and $29,475.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company (see Item 2, “Related Party Transactions”). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2009 and December 31, 2008, the aggregate derivative liability was $377,000 and $292,500.

 During 2002 and 2003, we issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At March 31, 2009 and December 31, 2008, the aggregate derivative liability was $204,247 and $111,694.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. As such, our derivative liabilities have been classified as Level 2.

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis March 31, 2009
	Level 1	Level 2	Level 3
Liabilities
Warrants and convertible debentures	$-	$204,247	$-
Stock derivative – 13,000,000 shares	-	377,000	-
Stock derivative – 1,309,983 shares	-	37,990	-

Note 6. Legal Proceedings

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

As of March 24, 2009, the cash deposit of $3,151,216 had accrued $133,424 in interest since the Judgment was entered on October 11, 2007.  The net proceeds of the cash deposit collected by NOW Solutions was $873,444, after deducting $2,345,502 in outstanding attorney’s fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit.

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

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  We have the amount accrued in interest on the original note payable as of March 31, 2009.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  As of March 31, 2009, the total tax, penalties and interest due was $177,093.

 On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft ..Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.  The proceeds from the license were included in revenue.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Note 7.  Stock Options, Warrants and Restricted Stock Awards

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees and consultants of the Company through March 31, 2009.

In April 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of our common stock at a strike price of $0.014 per share in connection with an employment agreement.  The options are fully vested and expire in April 2009.

For an update on warrants and stock options subsequent to March 31, 2009, please see “Subsequent Events” in Note 8.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/08	2,500,000	-	15,250,000	$0.019
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at 3/31/09	2,500,000	-	15,250,000	$0.019

Information relating to stock options/warrants at March 31, 2009, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options
$0.01 - $0.09	2,500,000	0.67	$0.014	2,500,000	$0.014

	2,500,000	0.67	$0.014	2,500,000	$0.014

Warrants
$0.025	15,250,000	3.03	$0.020	15,250,000	$0.020

	15,250,000	3.03	$0.020	15,250,000	$0.020

Grand total	17,750,000	2.69	$0.019	17,750,000	$0.019

Restricted Stock

Summary of Employee and Consultants Restricted Stock Awards

We have not established a restricted stock award plan for employees or consultants.  The following is a summary of the terms of restricted stock awards issued to employees of the Company and NOW Solutions for the period that runs from January 1, 2005 through March 31, 2009.

During 2005, we granted 5,100,000 unregistered shares of our common stock to employees of NOW Solutions pursuant to restricted stock agreements.  The shares vested in equal amounts each year over a 3-year period.  Of these shares, 3,165,480 vested and 1,934,520 have been forfeited through March 31, 2009.

During 2006, we granted 12,525,000 shares of our common stock to employees and consultants of NOW Solutions and the Company pursuant to restricted stock agreements.  Of the 12,525,000 shares we granted, 1,000,000 shares had no vesting period, 6,200,000 shares vested over a 1-year period and 5,325,000 shares vest in equal amounts each year over a 3-year period.  Of these 12,525,000 shares, 8,640,478 have vested and 3,751,188 shares have been forfeited though March 31, 2009.

During 2007, we granted 4,550,000 shares of our common stock to employees and a consultant of the Company and NOW Solutions pursuant to restricted stock agreements.  The shares are to vest in equal amounts each year over a 3-year period.  Of those shares, 2,600,000 have vested and 1,000,000 shares have been forfeited through March 31, 2009.

During 2008, we granted 1,000,000 shares of our common stock to a director of the Company and a consultant of the Company and NOW Solutions.  These shares were issued pursuant to a restricted stock agreement executed in 2008 with the Company that provides for the shares to vest over a 6 months or 1-year period.  Of these shares, 250,000 have vested.

For issuances, vesting, and forfeitures of restricted stock subsequent to March 31, 2009, please see “Subsequent Events” in Note 8.

The following activity has occurred through March 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2008	4,066,669	$0.028
Granted	-	-
Vested	(1,433,335)	0.014
Forfeited/Cancelled	(800,000)	0.011
Non Vested Balance at March 31, 2009	1,833,334	$0.047

As of March 31, 2009, there was $43,869 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of .35 years.

Note 8. Subsequent Events

For the period from April 1, 2009 to May 19, 2009, stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.014 per share expired.

For the period from April 1, 2009 to May 19, 2009, 750,000 unregistered shares of our common stock vested. These shares were issued pursuant to a restricted stock agreement with a consultant of the Company and NOW Solutions executed in 2008.

As of the Date of this Report for the three months ended March 31, 2009, we have also determined that it currently has (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

998,935,151	Common Stock Issued
250,000	Common Shares that may be purchased from outstanding Warrants
15,000,000	Common Shares to be issued pursuant to exercised Warrants
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
13,000,000	Common Shares that the Company has agreed to issue within 1 year to an employee of the Company and an entity beneficially owned by an Executive of the Company pursuant to agreements
1,072,867,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, we have $40,000 in outstanding debentures that it has issued to third parties.

Accordingly, given the fact that we currently have 1,000,000,000 shares of common stock authorized, we could exceed its authorized shares of common stock by approximately 73,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $40,000 of outstanding debentures noted above).

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

Recently adopted accounting pronouncements

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  We adopted EITF 07-05 effective January 1, 2009 but this did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We examined our convertible debt instruments and preferred stock for applicability under this FSP.  FSP APB 14-1 was adopted on January 1, 2009 and there was no impact to our consolidated financial statements as our convertible debt and preferred stock were not within the scope of the FSP.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. As of March 31, 2009, the Company has a derivative liability of $619,237 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The adoption of this standard did not have an impact on our consolidated financial statements.

Recently issued accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting pronouncements:

•
FASB Staff Position FAS 157-4, Determining Whether a Market is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”) provides additional guidance to provide greater clarity about the credit and non-credit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

•
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009.  We are evaluating the impact that these standards will have on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Total Revenues.  We had total revenues of $1,431,972 and $1,609,850 in the three months ended March 31, 2009 and 2008, respectively.  The decrease in total revenues was $177,878 for the three months ended March 31, 2009 representing an 11.0% decrease compared to the total revenues for the three months ended March 31, 2008.  All the revenues for the three months ended March 31, 2009 and March 31, 2008 were related to the business operations of NOW Solutions.

The total revenues primarily consist of software licenses, consulting, software maintenance and hosting fees.  The revenue from software licenses increased $155,446 compared to no software sales in the three months ended March 31, 2008.  Software maintenance in the three months ended March 31, 2009 decreased by $213,876 from the same period in the prior year, representing a 16.4% decline.  The revenue decline in software maintenance is due to the loss of several customers during 2008 and the impact of the exchange rate of the Canadian dollar to the US dollar.  Consulting revenue, in the three months ended March 31, 2009, decreased by $138,036 from the same period in the prior year, which represents a 54.4% decrease, due to a drop in consulting work after the release of emPath 6.4 in the third quarter of 2007 and the lack of new software sales in 2008.  Software as a Service (“SaaS”) revenues increased $12,530 or 44.9% for the period compared to 2008.  This was due to adding a new customer and the start-up fees associated with a new client.  Other revenue in the three months ended March 31, 2009 increased by $6,058 or 26.5% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $358,928 for the three months ended March 31, 2009 compared to $295,396 for the three months ended March 31, 2008.  The increase in cost of revenues of $63,532 represents an 21.5% increase.  Our costs have increased due to higher license fees for software embedded in our main payroll product, start-up costs for new customers, and commissions incurred to generate new revenue.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,273,791 and $1,265,230 in the three months ended March 31, 2009 and 2008, respectively.  The increase of $8,561 is 0.7% over the same period in 2008.  We had slightly lower legal fees, loan commitment fees and travel and entertainment expenses, offset by charges related to obtaining the proceeds from the litigation settlement.  Without those one-time fees, we would have had selling, general and administrative expenses of $1,210,223.

Loss on Derivative Liability.  We recognized derivative liabilities in 2007 related to common stock loaned to the company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants.  This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  The loss on derivative liability was $185,568 for the period ended March 31, 2009 compared to $97,973 for the same period in 2008.

Interest Expense.  We had interest expense of $183,729 and $214,771 for the three months ended March 31, 2009 and 2008, respectively.  Interest expense decreased in 2009 by $31,042, representing a decrease of 14.5% compared to the same expense in the three months ended March 31, 2008.  This decrease was due to the effect of paying down some of the principal on notes payable.

Gain on Settlement of Litigation.  On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross Systems, Inc. that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The stay was vacated by operation of law after the judgment was affirmed by the New York, Appellate Division on February 11, 2009.  The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed that was also written off.  However, that receivable had been fully reserved, so there was no income impact of the receivable.

Interest Income.  As a result of the receipt of the judgment from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system.

Net Income (Loss).  We had net income of $3,827,562 and a net loss of $262,413 as of March 31, 2009 and 2008, respectively.  The net income for the three months ended March 31, 2009 was due to the gain on settlement of litigation, partly offset by lower revenues, higher cost of revenues and the loss on derivative liability.  The net loss for the three months ended March 31, 2008 was due to interest expense and the loss on derivative liability.  We had $49,224 of operating income, which means that our cost of revenues and selling, general and administrative expense offset almost all of our revenue for the three months ended March 31, 2008.

 Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2009 and 2008, respectively.

Net Income (Loss) Available to Common Stockholders.  We had net income attributed to common stockholders of $3,680,562 and a net loss attributed to common stockholders of $409,413 for the three months ended March 31, 2009 and 2008, respectively.  Net income (loss) attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity And Capital Resources

At March 31, 2009, we had non-restricted cash-on-hand of $620,281 compared to $255,774 at December 31, 2008.

Net cash provided by operating activities for the three months ended March 31, 2009 was 1,686,664 compared to $295,840 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, we collected cash from our customers of $1,343,117 and cash from litigation settlement of $3,284,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $941,745, attorney fees of $729,306, professional fees and consultants of $131,238, interest expense of $748,733, taxes (including sales tax and VAT) of $54,400, and other regular trade payables of $335,668.  For the three months ended March 31, 2008, we collected cash from our customers of $1,901,634 and other miscellaneous receipts of $5,920.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $915,566, attorney fees of $32,207, professional fees and consultants of $90,510, interest expense of $218,580, taxes (including sales tax and VAT) of $116,984 and other regular trade payables of $237,867.

We used cash to invest in equipment for the three months ended March 31, 2009 and March 31, 2008 of $6,143 and $27,774 respectively.

For the three months ended March 31, 2009, we received cash proceeds from new notes payable of $33,000.  We paid $1,372,602 of principal on notes payable in the same period.  For the three months ended March 31, 2008, we received $22,160 of proceeds from new notes payable and paid $110,899 of principal on outstanding notes.

The total change in cash for the three months ended March 31, 2009 when compared to three months ended March 31, 2008 was an increase of $240,418.

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

	Balance at	Due in Next Five Years
Contractual Obligations	03/31/09	2009	2010	2011	2012	2013+
Notes payable	$3,265,807	$1,654,769	$171,601	$128,929	$123,213	$1,187,295
Convertible debts	40,000	40,000	-	-	-	-
Total	$3,305,807	$1,694,769	$171,601	$128,929	$123,213	$1,187,295

Of the above notes payable of $3,265,807, the default situation is as follows:

Notes Payable	03/31/09	12/31/08

In default	$1,294,670	$3,039,754
Current	1,971,137	2,315,655

Total Notes Payable	$3,265,807	$5,355,409

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2009 was $11.0 million. Additionally, at March 31, 2009, we had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.3 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Related Party Transactions

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

In February 2009, Mr. Farias notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.

Item 4T. Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

-	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
-	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

We have implemented a new accounting system and begun implementing additional oversight and review of certain accounts and postings.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

As of March 24, 2009, the cash deposit of $3,151,216 had accrued $133,424 in interest since the Judgment was entered on October 11, 2007.  The net proceeds of the cash deposit collected by NOW Solutions was $873,444, after deducting $2,345,502 in outstanding attorney’s fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit.

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

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  We have the amount accrued in interest on the original note payable as of March 31, 2009.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  As of March 31, 2009, the total tax, penalties and interest due was $177,093.

On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft .Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.  The proceeds from the license were included in revenue.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.

During the three months ended March 31, 2009, 1,433,335 shares of our common stock valued at $21,205 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees of NOW Solutions executed in 2006, 2007, and 2008.

During the three months ended March 31, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

For the period from April 1, 2009 to May 19, 2009, stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.014 per share expired.

For the period from April 1, 2009 to May 19, 2009, 750,000 unregistered shares of our common stock vested. These shares were issued pursuant to a restricted stock agreement with a consultant of the Company and NOW Solutions executed in 2008.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2009	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2009	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2009	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2009	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 19, 2009	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

May 19, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer