Form 10-Q
period 2009-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2009-08-19
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 19, 2009, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31, 2008
	2009	(As restated)
Assets

Current assets
Cash	$109,347	$255,774
Accounts receivable, net of allowance for bad debts of $207,210 and $313,281	148,743	277,592
Employee receivables, net of allowance for doubtful accounts of $13,820	28,694	9,183
Prepaid expenses and other current assets	87,469	59,551

Total current assets	374,253	602,100

Property and equipment, net of accumulated depreciation of $1,047,793 and $1,024,064	49,298	59,311
Intangible assets	87,599	-
Deposits and other	13,709	19,705

Total assets	$524,859	$681,116

Liabilities and Stockholder's Deficit

Current liabilities:

Accounts payable and accrued liabilities	$5,891,594	$7,354,544
Deferred revenue	2,205,715	2,359,394
Derivative liabilities	393,689	433,669
Convertible debenture	40,000	40,000
Current portion - notes payable	562,155	2,516,157
Current portion - notes payable to related parties	1,061,529	1,057,714

Total current liabilities	10,154,682	13,761,478

Non-current portion - notes payable	1,585,824	1,742,996
Non-current portion - notes payable to related parties	37,685	38,542

Total liabilities	11,778,191	15,543,016

See accompanying notes to the unaudited condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

(Continued from previous page)

		December 31,
	June 30,	2008
	2009	(As restated)

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000
Shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000
shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000
Shares authorized; 25,000 shares issued and outstanding	852	852
	10,051,098	10,051,098
Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,851,817 and 995,668,482 issued and outstanding	9,979	9,957

Additional paid-in-capital	18,621,009	18,535,965

Accumulated deficit	(40,031,231)	(43,660,257)

Accumulated other comprehensive income – foreign currency translation	88,813	201,337

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,311,430)	(24,912,998)

Non-controlling interest	7,000	-
Total stockholders’ deficit	(21,304,430)	(24,912,998)

Total liabilities and stockholders' deficit	$524,859	$681,116

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenues
Licensing and maintenance	$25,967	$42,312	$181,413	$42,312
Software maintenance	1,137,538	1,162,745	2,229,161	2,468,244
Software-as-a-Service	39,528	27,770	79,972	55,684
Consulting Services	79,960	15,789	195,507	269,372
Other	66,094	(2,670)	95,006	20,184

Total Revenues	1,349,087	1,245,946	2,781,059	2,855,796

Cost of Revenues	421,181	293,380	780,109	588,776

Gross Margin	927,906	952,566	2,000,950	2,267,020

Selling , general and administrative expenses	(1,238,595)	(1,233,479)	(2,512,386)	(2,498,709)
Gain on settlement of trade payables	-	514,518	-	514,518

Operating loss	(310,689)	233,605	(511,436)	282,829

Interest income	59	461	133,572	1,568
Interest expense	(113,454)	(170,194)	(297,183)	(384,965)
Gain on derivative liability	225,548	141,804	39,980	43,831
Gain on settlement of litigation	-	-	4,264,093	-
Net income (loss)	(198,536)	205,676	3,629,026	(56,737)

Dividend applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net income (loss) applicable to common stockholders'	$(345,536)	$58,676	$3,335,026	$(350,737)

Basic and diluted loss per share	$(0.00)	$0.00	$0.00	$(0.00)

Basic weighted average of common shares outstanding	997,489,180	994,308,592	997,043,161	993,770,772
Diluted weighted average of common shares outstanding	-	-	1,028,931,923	-

Statements of Comprehensive loss
Net income (loss)	$(198,536)	$205,676	$3,629,026	$(56,737)
Translation adjustments	(136,112)	(24,563)	(112,524)	30,675
Comprehensive income (loss)	$(334,648)	$181,113	$3,516,502	$(26,062)

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balances at December 31, 2008 as restated	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$-	$(24,912,998)

Issuance of restricted stock for services, net of cancellations	2,183,335	22	85,044				85,066
Non-controlling interest from acquisition of Priority Time Systems, Inc.						7,000	7,000
Other comprehensive income translation adjustment					(112,524)		(112,524)
Net income for the six months ended June 30, 2009				3,629,026			3,629,026

Balances at June 30, 2009	997,851,817	$9,979	$18,621,009	$(40,031,231)	$88,813	$7,000	$(21,304,430)

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$3,629,026	$(56,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,474	32,689
Amortization of debt discount	11,208	11,208
Gain on settlement of trade payables	-	(514,518)
Stock compensation	59,019	33,281
Shares issued for extension of debt	-	3,750
Shares issued for renegotiated debt	-	9,000
Non-cash portion of gain on settlement of litigation	(1,112,877)	-
Gain on derivative	(39,980)	(43,831)
Changes in operating assets and liabilities:
Accounts receivable	128,849	529,837
Receivable from officers and employees	(19,511)	(11,403)
Prepaid expenses and other assets	(21,922)	(4,047)
Accounts payable and accrued liabilities	(1,074,026)	330,760
Deferred revenue	(153,679)	(210,562)

Net cash provided by operating activities	1,428,581	109,427

Cash flow from investing activities:
Acquisition of Priority Time Systems, Inc., net of cash received	(24,999)	-
Purchase of equipment	(12,461)	(30,897)

Cash used in investing activities	(37,460)	(30,897)

Cash flow from financing activities:
Payment of notes payable	(1,529,024)	(199,033)
Proceeds from issuance of notes payable	104,000	37,160
Net cash used in financing activities	(1,425,024)	(161,873)
Effect of changes in exchange rates on cash	(112,524)	(30,675)
Net change in cash	(146,427)	(114,018)
Cash, beginning of period	255,774	131,420
Cash, end of period	$109,347 $	17,402

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$871,558	$302,160
Taxes	-	-
Noncash supplemental cash flow disclosures:
Issuance of note for acquisition of PriorityTime Systems, Inc.	38,000	-
Note payable assumed from acquisition of Priority Time Systems, Inc.	17,600	-
Reclass of accrued interest to notes payable	-	27,194
Conversion of accounts payable to notes payable	-	37,178

See accompanying notes to unaudited condensed consolidated financial statements

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. As of June 30, 2009, the Company has a derivative liability of $393,689 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting.  SFAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. We adopted FAS 107-1 in the second quarter of 2009. There was no impact on our consolidated financial statements; however additional disclosures were added for our fair value of financial instruments.  See Note 5 for more details.

Due to the acquisition of Priority Time Systems, Inc. (see Note 4) , we implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called non-controlling interest) in the unaudited consolidated financial statements. The adoption of SFAS 160 has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets.

Effective this quarter, we implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date we issued these financial statements.  During this period, we did not have any material recognizable subsequent events.  However, we did have non-recognizable subsequent events as disclosed in Note 10.

Note 2. Going Concern

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at June 30, 2009 was $21.3 million. Additionally, at June 30, 2009, we had negative working capital of approximately $9.8 million (although it includes deferred revenue of approximately $2.2 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Restatement

We have determined that it will be necessary to restate our financial statements as of and for the year ended December 31, 2008, as filed on Form 10-K on April 15, 2009 to correct for an error in the classification and measurement of the convertible cumulative Preferred Stock Series A, B, C and D (“the Preferred Shares”).

We evaluated the guidance under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and Topic D-98 “Classification and Measurement of Redeemable Securities” and have determined that the Preferred Shares should be classified and measured in accordance with the above guidance. Accordingly, the financial statements  were restated to reflect the Preferred Shares as temporary equity in the consolidated balance sheets and are stated at their respective fair values at the date of issue.

The correction of this error affected certain accounts in the balance sheet and the statement of stockholders’ deficit as of December 31, 2008. The effects of the correction of the accounting error are summarized as follows:

	As previously reported	Adjustments	As restated
Series A, 4% Convertible Cumulative Preferred Stock	$49	$9,699,951	$9,700,000
Series B, 10% Convertible Cumulative Preferred Stock	45,000	(44,754)	246
Series C, 4% Convertible Cumulative Preferred Stock	350,000		350,000
Series D, 15% Convertible Cumulative Preferred Stock	156,250	(155,398)	852
Total temporary equity	-	10,051,098	10,051,098

Additional paid-in capital	28,035,764	(9,499,799)	18,535,965
Total stockholders’ deficit	(14,861,900)	(10,051,098)	(24,912,998)

Note 4. Acquisition

On June15, 2009, we purchased 90% of the common stock of Priority Time Systems, Inc. (“PTS”), a Nevada corporation, from a shareholder of PTS.  The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price to be paid in equal monthly installments over a 12-month period beginning in August 2009.  In connection with the agreement, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009.  To secure our purchase of the PTS stock, we pledged these shares of PTS stock purchased to the selling shareholder.  In addition, we also entered into a shareholder agreement with the other shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the shares representing 90% of the common stock of PTS.  Under the terms of the shareholder agreement, the purchase price will consist of a cash payment equal to the pro-rata number of shares of stock owned by the other shareholder (relative to the total number of shares of common stock issued by PTS) multiplied by 300% of PTS’s gross revenues for the previous 12 calendar months prior to the date the we provide written notice of our intention to purchase these shares from the other shareholder.  The shareholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.  Priority Time Systems develops a time and attendance product that we intend to offer as a standalone product and also as an integrated product with emPath®, an HR and payroll product offered by our subsidiary, NOW Solutions.

The related purchase price was allocated to identifiable assets acquired and liabilities assumed as follows:

Software in development	$87,600
Note payable to related party	(17,600)
Non-controlling interest	(7,000)

Total net assets acquired	$63,000

Note 5. Derivative instruments and Fair value of financial instruments

Derivative instruments

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Item 2, “Related Party Transactions”).  1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2009 and December 31, 2008, the aggregate derivative liability was $26,200 and $29,475.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company (see Item 2, “Related Party Transactions”). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2009 and December 31, 2008, the aggregate derivative liability was $260,000 and $292,500.

During 2002 and 2003, we issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FAS 133 and EITF 00-19 and were determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At June 30, 2009 and December 31, 2008, the aggregate derivative liability was $109,739 and $111,694.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model as of June 30, 2009 and December 31, 2008.  To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events.  Other factors used to determine fair value include our period end stock price ($0.02), historical stock volatility (139.8%), risk free interest rate (0.17% - 0.19%) and derivative term (generally 0.25 years).

Fair value of Financial Instruments
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our derivative liabilities are classified as Level 2.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis
	June 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Embedded derivatives associates with warrants and convertible debentures	$-	$109,739	$-	$-	$111,694	$-

Stock derivative – 13,000,000 shares	-	260,000	-	-	292,500	-

Stock derivative – 1,309,983 shares	-	26,200	-	-	29,475	-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximates current market rates.

Note 6. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the six months ended June 30, 2009:

December 31, 2008	$5,395,409
Repayment	(1,473,424)
New borrowings	104,000
Settlement of debt in litigation	(750,000)
3,275,985
Amortization of debt discount	11,208
June 30, 2009	$3,287,193

In March 2009, we made payments of $325,659 that NOW Solutions was obligated to pay toward the outstanding balances on certain notes payable issued by Taladin and $992,723 for a promissory note issued to Wolman Blair PLLC from the net proceeds collected on the judgment awarded to NOW Solutions in the Ross litigation (after deducting attorney’s fees and costs).  As a result of the settlement of the Ross litigation, we wrote off the outstanding balance on the Ross note payable amounting to $750,000.  In addition, we made principal payments on our other notes totaling $155,042 for the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company made interest payments of $871,558 and wrote off accrued interest of $362,877 related to the Ross note payable.

The write-off of the Ross note and the related interest totaling $1,112,877 as well as the proceeds from the litigation settlement of $3,151,216 (see Note 8) are reported as “Gain on settlement of litigation” in the consolidated statements of operations.

Note 7. Common and Preferred Stock Transactions

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  These warrants have not been exercised due to the unavailability of shares of common stock as described in Note 9.

During the six months ended June 30, 2009, 2,183,335 shares of our common stock valued at $85,066 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees and a consultant of NOW Solutions and the Company.

During the six months ended June 30, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between us and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

For additional common and preferred stock transactions subsequent to the period covered by this Report, please see “Subsequent Events” under Note 10.

As of the Date of this Report for the six months ended June 30, 2009, we have also determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

998,935,151	Common Stock Issued
15,000,000	Common Shares to be issued pursuant to Warrants we have received notice to exercise
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
20,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of the Company within 1 year for Pledged Shares
13,000,000	Common Shares that the Company is obligated to issue to an employee of the Company and an entity beneficially owned by an officer of the Company pursuant to agreements
1,072,617,108	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that we currently have 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 73,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock.  As a result of the above, we have recognized derivative liabilities for the embedded derivatives associated with the warrants and the shares that we are obligated to reimburse to a certain officer and employee of the Company (see Note 5).

We have evaluated our convertible cumulative preferred stock under the guidance of EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and Topic D-98 “Classification and Measurement of Redeemable Securities” and have accordingly classified these shares as temporary equity in the consolidated balance sheets (see also Note 3).

Note 8. Legal Proceedings

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

In March 2004, Ross sued NOW Solutions in the New York Supreme Court (the “Ross Action”) to collect the $750,000 note payable plus interest and attorneys’ fees.  A joint trial of the Ross Action and Vertical Action commenced on March 20, 2007. On April 13, 2007, the court rendered decisions in both Actions as follows:  (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482, plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems, dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing;  (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict in the Ross Action, and dismissed Ross’ defenses to the Vertical Action and Ross’ claim for attorney fees therein.  On October 11, 2007 a judgment was entered for NOW Solutions (the “Judgment”) in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment.

On February 10, 2009, the Appellate Division, First Department of the New York Supreme Court unanimously affirmed the Judgment of the trial court.  On March 12, 2009 Ross moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.  This motion was submitted on April 9, 2009 and on July 7, 2009 the Appellate Division of the Supreme Court denied Ross’ motion.  Ross had 30 days from July 7, 2009, to make an application for leave to appeal to the Court of Appeals.  Since this period has run; there will be no further appeals on this matter.

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

NOW Solutions is eligible to receive an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the Judgment. In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal.   On August 11, 2009, NOW Solutions obtained an order from the Superior Court of Fulton County in the State of Georgia for a foreign judgment and is currently seeking to collect these monies from Ross.

In August 2004, Arglen Acquisitions, LLC (“Arglen”) obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  We have the amount accrued in interest on the original note payable, less payments made as of June 30, 2009.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  As of June 30, 2009, the total tax, penalties and interest due was $145,319.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000 and bearing interest at 6% per annum.  The $75,000 note was issued by the Company in connection with a settlement in October 2005 with PSM.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Note 9.  Stock Options, Warrants and Restricted Stock Awards

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees and consultants of the Company through June 30, 2009.

In April 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of our common stock at a strike price of $0.014 per share in connection with an employment agreement.  These options expired in April 2009.

For an update on warrants and stock options subsequent to June 30, 2009, please see “Subsequent Events” in Note 10.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/08	2,500,000	-	15,250,000	$0.019
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	2,500,000	-	250,000	-
Outstanding at 6/30/09	-	-	15,000,000	$0.020

Information relating to warrants at June 30, 2009, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Warrants
$0.020	15,000,000	3.0	$0.020	15,000,000	$0.02

Of these warrants, 5,000,000 have an intrinsic value of $50,000 as of June 30, 2009.

Restricted Stock

A summary of the changes for our restricted stock through June 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2008	4,066,669	$0.028
Granted	-	-
Vested	(2,183,335)	0.039
Forfeited/Cancelled	(800,000)	0.011
Non Vested Balance at June 30, 2009	1,083,334	$0.020

As of June 30, 2009, there was $21,817 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

Note 10. Subsequent Events

In July 2009, we successfully settled certain default judgments held in bankruptcy in a matter regarding a former vendor of the Company for $3,000, plus attorney’s fees and costs.  The default judgment against the Company was for $168,335, which included principal in the amount of $149,743, plus $18,592 in accrued interest.  As a result of the settlement, we will record a gain of approximately $119,000 when the account payable is written off.

For the period from July 1, 2009 to August 19, 2009, 133,334 unregistered shares of our common stock vested.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We term the delivery method to give functionality to new customers utilizing this service as Software as a Service (“SaaS”). Since the customer is not given contractual right to take possession of the software, the scope of SOP 97-2 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. As of June 30, 2009, the Company has a derivative liability of $393,689 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting.  SFAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. We adopted FAS 107-1 in the second quarter of 2009. There was no impact on our consolidated financial statements; however additional disclosures were added for our fair value of financial instruments.  See Note 5 for more details.

Due to the acquisition of Priority Time Systems, Inc. (see Note 4) , we implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called non-controlling interest) in the unaudited consolidated financial statements. The adoption of SFAS 160 has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets.

Effective this quarter, we implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date we issued these financial statements.  During this period, we did not have any material recognizable subsequent events.  However, we did have non-recognizable subsequent events as disclosed in Note 10.

Results of Operations

Three And Six Month Periods Ended June 30, 2009 Compared To The Three And Six Months Ended June 30, 2008

Total Revenues.  We had total revenues of $1,349,087 and $1,245,946 in the three months ended June 30, 2009 and 2008, respectively.  The increase in total revenues was $103,141 for the three months ended June 30, 2009 representing an 8.3% increase compared to the total revenues for the three months ended June 30, 2008.  All the revenues for the three months ended June 30, 2009 and June 30, 2008 were related to the business operations of NOW Solutions.

The total revenues consist of software licenses, consulting, software maintenance, hosting fees and other revenues.  The revenue from software licenses decreased $16,345or 38.6% compared to the three months ended June 30, 2008 due to lower sales of additional modules to existing customers in both periods.  Software maintenance in the three months ended June 30, 2009 decreased by $25,207 from the same period in the prior year, representing a 2.2% decline.  The revenue decline in software maintenance is due to the loss of several customers during 2008 and the impact of the exchange rate of the Canadian dollar to the US dollar.  Consulting revenue in the three months ended June 30, 2009 increased by $64,171 from the same period in the prior year, which represents a 406.4% increase.  This is due to the drop in consulting work in the three months ended June 30, 2008 after the release of emPath 6.4 in the third quarter of 2007 and the lack of new software sales in 2008.  Most of the consulting revenue for the three months ended June 30, 2009 is due to implementation work on new software sold early in 2009 and additional training performed for existing customers.  Software as a Service (“SaaS”) revenues increased $11,758 or 42.3% for the period compared to 2008.  This was due to adding a new customer and the start-up fees associated with a new client.  Other revenue in the three months ended June 30, 2009 increased by $68,764 from the same period in the prior year.  The significant increase is due to attendance fees charged for a NOW Solutions user conference held approximately every other year. Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,781,059 and $2,855,796 in the six months ended June 30, 2009 and 2008, respectively.  The decrease in total revenue was $74,737 for the six months ended June 30, 2009 representing a 2.6% decrease compared to the same period in 2008.  All the revenue for the six months ended June 30, 2009 and June 30, 2008 were related to the business operations of NOW Solutions, a wholly-owned subsidiary.

The total revenues consist of software licenses, consulting, software maintenance, hosting fees and other revenues.  The revenue from licensing fees for the six months ended June 30, 2009 increased $139,101 or 328.8% over the same period in 2008.  The increase was due to a large sale to a new customer early in 2009.  There were no new customer sales for the same period in 2008.  Software maintenance fees for the six months ended June 30, 2009 decreased $239,083, representing a 9.7% decline.  The revenue decline in software maintenance is due to the loss of several customers during 2008 and the impact of the exchange rate of the Canadian dollar to the US dollar.  Consulting fees decreased $73,865 or 27.4% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The decline in consulting fees in 2009 is due to the lack of significant upgrades to our Payroll and HR software which would lend itself to additional implementation work, training, and general consulting related to improved customer utilization of our software.  Software as a Service (“SaaS”) for the six months ended June 30, 2009 were $24,288 higher than for the six months ended June 30, 2008, a 43.6% increase.  This increase is due to adding a new hosting customer late in 2008 and the additional setup fees associated with a new customer.  There was a $74,822 increase in other revenue for the six months ended June 30, 2009 compared to the same period of 2008.  The increase is mainly attributed to attendance fees charged for a NOW Solutions user conference held approximately every other year. Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $421,181 for the three months ended June 30, 2009 compared to $293,380 for the three months ended June 30, 2008.  The increase in cost of revenues of $127,801 represents a 43.6% increase.  Our costs have increased due to the costs associated with the NOW Solutions user conference held in May 2009 and higher customer support costs due to higher salaries, fringe benefits and travel.

For the six months ended June 30, 2009 direct costs of revenues were $780,109 compared to $588,776 for the same period in 2008 resulting in an increase of $191,333 or 32.5%.  Part of the cost increase was due to the costs associated with the NOW Solutions user conference held in May 2009, higher license fees to third party software vendors for software embedded in our products, and higher customer support costs due to an increase in salaries, fringe benefits and travel.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,238,595 and $1,233,479 in the three months ended June 30, 2009 and 2008, respectively.  The $5,116 decline was due to lower salaries and fringe benefits as a result of eliminating one position, offset by higher costs for consulting and legal fees.

For the six months ended June 30, 2009 we had $2,512,386 compared to $2,498,709 for the six months ended June 30, 2008.  The $13,677 (0.5%) increase is due to slightly lower salaries and accounting fees, offset by higher consulting fees, stock compensation costs and the charges related to obtaining the proceeds from the litigation settlement.  Without the one-time fees related to the litigation settlement amounting to $63,024, we would have had selling, general and administrative expenses of $2,449,362 for the six months ended June 30, 2009.

Gain on Derivative Liability.  We have existing derivative liabilities related to common stock loaned to the company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants.  This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  The gain on derivative liability was $225,548 for the three month period ended June 30, 2009 compared to $141,804 for the same period in 2008.  For the six months ended June 30, 2009 the gain on derivative liability was $39,980 compared to $43,831 for the same period ended June 30, 2008.

Interest Expense.  We had interest expense of $113,454 and $170,194 for the three months ended June 30, 2009 and 2008, respectively.  Interest expense decreased for the period in 2009 by $56,740, representing a decrease of 33.3% compared to the same expense in the three months ended June 30, 2008.  This decrease was due to the effect of paying down or paying off notes payable as a result of the proceeds of the Ross litigation.

For the six months ended June 30, 2009 we had interest expense of $297,183 compared to $384,965 for the same period in 2008, representing an $87,782 or 22.8% reduction for the period.  The decrease was due to the principal payments made on notes payable and the payoff of a note as a result of proceeds of the Ross litigation.

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

Interest Income.  As a result of the receipt of the judgment from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which shows as interest income for the six months ended June 30, 2009.  There were no other significant sources of interest income in the same period of 2008.

Net Income (Loss).  We had net loss of $198,536 and net income of $205,676 for the three months ended June 30, 2009 and 2008, respectively.  The net income for the three months ended June 30, 2008 was due to the gain on settlement of trade payables of $514,518.  Without this unusual item, the net loss would have been $308,842 for the comparable period in 2008.  The factors creating the net income and loss for the three month periods have been discussed above.

We had net income of $3,629,026 and a net loss of $56,737 for the six month periods ended June 30, 2009 and 2008, respectively.  The net income for 2009 was due to the factors discussed above, but the primary driver for the income was the gain on settlement of the Ross litigation discussed above.  The net loss for the six months ended June 30, 2008 would have been higher, except for the $514,518 gain on settlement of trade payables.  Without the unusual items in both years, the net loss would have been  $635,067 and $571,255 for the six months ended June 30, 2009 and 2008, respectively.

 Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended June 30, 2009 and 2008, respectively and $294,000 and $294,000 for the six months ended June 30, 2009 and 2008, respectively..

Net Income (Loss) Available to Common Stockholders.  We had net loss available to common stockholders of $345,536 and net income available to common stockholders of $58,676 for the three months ended June 30, 2009 and 2008, respectively.

We had net income available to common stockholders of $3,335,026 and a net loss available to common stockholders of $350,737 for the six months ended June 30, 2009 and 2008, respectively.  Net income (loss) available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  Due to the large number of shares outstanding, we had net income or loss per share of $0.00 for the three and six month periods ended June 30, 2009 and 2008.

Liquidity And Capital Resources

At June 30, 2009, we had non-restricted cash-on-hand of $109,347 compared to $255,774 at December 31, 2008.

Net cash provided by operating activities for the six months ended June 30, 2009 was $1,428,581 compared to $109,427 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, we collected cash from our customers of $2,669,400 and cash from litigation settlement of $3,284,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,811,073, attorney fees of $754,949, professional fees and consultants of $347,100, interest expense of $871,558, taxes (including sales tax and VAT) of $194,043, and other regular trade payables of $546,736.  For the six months ended June 30, 2008, we collected cash from our customers of $3,177,630 and other miscellaneous receipts of $26,022.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,860,505, attorney fees of $34,054, professional fees and consultants of $244,537, interest expense of $302,160, taxes (including sales tax and VAT) of $162,403 and other regular trade payables of $490,566.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2008, we lost several software maintenance contracts, resulting in deferred revenue declining from $2,359,394 at December 31, 2008 to $2,205,715 at June 30, 2009.

The decline in the maintenance revenue and the consulting revenue also causes the reduction in our accounts receivable trade.  Accounts receivable trade dropped from $277,592 to $148,743 (net of allowances for bad debt).  We have also placed greater emphasis on collecting our receivables as quickly as possible, which also contributes to the lower balance.

The accounts payable and accrued liabilities went from $$7,354,544 at December 31, 2008 to $5,891,594 at June 30, 2009.  We utilized some of the cash we received on the Ross litigation to pay down some of the past due accounts payable.  In particular, we paid past due attorney fees to the law firms that assisted us in this litigation.  The resulting balance at June 30, 2009 is almost 40 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment for the six months ended June 30, 2009 and June 30, 2008 of $12,461 and $30,897, respectively.  We also used cash and notes to acquire a 90% interest in Priority Time Systems for $63,000 at the end of June 2009.

For the six months ended June 30, 2009, we received cash proceeds from new notes payable of $104,000.  We paid $1,529,024 of principal on notes payable in the same period.  For the six months ended June 30, 2008, we received $37,160 of proceeds from new notes payable and paid $199,033 of principal on outstanding notes.

The total change in cash for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 was a decrease of $146,427.

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

Of the notes payable of $3,247,193, the default situation is as follows:

	06/30/09	12/31/08

In default	$1,265,653	$3,039,754
Current	1,981,540	2,315,655

Total Notes Payable	$3,247,193	$5,355,409

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at June 30, 2009 was $21.3 million. Additionally, at June 30, 2009, we had negative working capital of approximately $9.8 million (although it includes deferred revenue of approximately $2.2 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)    Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

During the period covered by this report, we implemented a new accounting system. There have been no other changes to our internal control in the quarter ended June 30, 2009.

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

In March 2004, Ross sued NOW Solutions in the New York Supreme Court (the “Ross Action”) to collect the $750,000 note payable plus interest and attorneys’ fees.  A joint trial of the Ross Action and Vertical Action commenced on March 20, 2007. On April 13, 2007, the court rendered decisions in both Actions as follows:  (1) In the action of Ross Systems, Inc. v. NOW Solutions, Inc. a directed verdict was granted (a) to Ross Systems on its claim for payment of the promissory note, net of certain offsets that the court found due to NOW Solutions on its first, second and fifth counterclaims, other than for the amount claimed due by NOW for maintenance fee adjustments due at the closing of the sale transaction between the parties, in the amount of $664,000; (b) to NOW Solutions on its first counterclaim for maintenance fee adjustments in the amount of $1,943,482; accordingly, NOW Solutions was awarded the net amount of $1,279,482, plus statutory (simple) interest at 9% per annum from the date the claim accrued; and (c) to Ross Systems, dismissing NOW’s fourth counterclaim against Ross for failure to deliver certain assets at closing;  (2) In the action of Vertical Computer Systems, Inc. v. Ross Systems, Inc., et. al., the court dismissed Vertical’s claim on behalf of NOW Solutions for maintenance fee adjustments, as moot in light of its directed verdict in the Ross Action, and dismissed Ross’ defenses to the Vertical Action and Ross’ claim for attorney fees therein.  On October 11, 2007 a judgment was entered for NOW Solutions (the “Judgment”) in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment.

On February 10, 2009, the Appellate Division, First Department of the New York Supreme Court unanimously affirmed the Judgment of the trial court.  On March 12, 2009 Ross moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.   This motion was submitted on April 9, 2009 and on July 7, 2009 the Appellate Division of the Supreme Court denied Ross’ motion.  Ross had 30 days from July 7, 2009, to make an application for leave to appeal to the Court of Appeals.   Since this period has run; there will be no further appeals on this matter.

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

NOW Solutions is entitled to an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the Judgment. In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal. On August 11, 2009, NOW Solutions obtained an order from the Superior Court of Fulton County in the State of Georgia for a foreign judgment and is currently seeking to collect these monies from Ross.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  We have the amount accrued in interest on the original note payable, less the installments paid as of June 30, 2009.

The IRS has a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  As of June 30, 2009, the total tax, penalties and interest due was $145,319.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000 and bearing interest at 6% per annum.  The $75,000 note was issued by the Company in connection with a settlement in October 2005 with PSM.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

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

In June 2009, we purchased 90% of the common stock of Priority Time Systems, Inc. (“PTS”), a Nevada corporation, from a shareholder of PTS.  The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price to be paid in equal monthly installments over a 12-month period beginning in August 2009.  In connection with the agreement, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009.  To secure our purchase of the PTS stock, we pledged these shares of PTS stock purchased to the selling shareholder.  In addition, we also entered into a shareholder agreement with the other shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the shares representing 90% of the common stock of PTS.  Under the terms of the shareholder agreement, the purchase price will consist of a cash payment equal to the pro-rata number of shares of stock owned by the other shareholder (relative to the total number of shares of common stock issued by PTS) multiplied by 300% of PTS’s gross revenues for the previous 12 calendar months prior to the date the we provide written notice of our intention to purchase these shares from the other shareholder.

During the six months ended June 30, 2009, 2,183,335 shares of our common stock valued at $85,066 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees and a consultant of NOW Solutions and the Company executed in 2006, 2007, and 2008.

During the six months ended June 30, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

During the six months ended June 30, 2009, stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.014 per share expired.

During the six months ended June 30, 2009, warrants to purchase 250,000 shares of our common stock at an exercise price of $0.025 per share expired.

For the period from July 1, 2009 to August 19, 2009, 133,334 unregistered shares of our common stock vested.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 19, 2009	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

August 19, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer