Form 10-K/A
period 2008-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2009-09-17
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
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
Yes☐       No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐       No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐         No☒

Issuer’s revenues for fiscal year ended December 31, 2008:  $8,257,987

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2009:  $25,172,966.

As of September 17, 2009, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

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

Explanatory Note

We determined that it was necessary to restate our consolidated financial statements as of and for the years ended December 31, 2006, 2007, and 2008, and have filed an amended Form 10-K on September 17, 2009 to correct for an error in the classification and measurement of the convertible cumulative Preferred Stock Series A, B, C and D (“the Preferred Shares”).  The correction of this error affected certain accounts in the consolidated balance sheets and the consolidated statements of stockholders’ deficit as of December 31, 2007 and 2008. The effects of the correction of the accounting error are summarized in Note 3 of the Consolidated Financial Statements.

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

We presently market the following software products: HRMS emPath® 6.4 (“emPath®”), ResponseFlash™, SiteFlash™, and a point-of-sale software solution known as “PASS”.  Until very recently, we licensed, as a value added distributor, the rights to market IA (formerly ImmuneApp) and StatePointPlus®, and was marketing these products individually and collectively as a managed baseline solution (“Managed Baseline Solution”).  There is a dispute concerning our licensing rights with CW International LLC (“CWI”) and the licensor of these products.  We are  negotiating possible solutions with the respective licensor.  For a description of these products, please see the section entitled “Software Services” under “Business Overview”.  We are actively pursuing licensing our intellectual properties, including SiteFlash™.  NOW Solutions, Inc. (“NOW Solutions”), a wholly owned subsidiary of the Company, is selling emPath® in the United States and Canadian markets and is preparing to launch an international payroll product.  For a description of our new delivery model for emPath®, please see the section entitled “Software Services” under “Business Overview.”  We intend to market our other software products internationally commencing in Canada, Italy and Brazil — either directly through our company and our subsidiaries, or through agreements with national and regional distributors.

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

NOW Solutions has converted some of its existing customers to its SaaS model and is in the process of developing methods to introduce its SaaS offering, particularly its “emPath® for Small Business” SaaS through distributors. Additionally, NOW Solutions has embarked on a new strategy of licensing HR products complementary to its existing suite of products that can be sold as a separate product or integrated with emPath®, which is greatly facilitated by emPath®’s Web Services integration. The first products which are part of this initiative consist of “onboarding” and “offboarding” software, which were obtained through NOW Solutions’ agreement with Emerald Software Group and resulted in an immediate sale to one ofits existing customers.

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives.  Negative shareholders’ equity at December 31, 2008 was $24.9 million.  Additionally, at December 31, 2008, we had negative working capital of approximately $13.2 million (although it includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

____________________

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

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2008:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average exercise	equity compensation
	exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options	2,500,000	$0.014	47,500,000	(2)
Warrants	250,000	$0.025	-	(3)
Unvested Restricted Stock Awards	4,066,669	$0.028	-	(4)

Total	6,816,669	$0.023	47,500,000

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock.       The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.  See Note 11 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  In 2007, we lost several more customers than we did in 2008, resulting in deferred revenue declining from $2,777,604 at December 31, 2007 to $2,359,394 at December 31, 2008.

Our accounts receivable dropped from $962,772 to $277,592 at December 31, 2007 and 2008, respectively (net of allowance for bad debts).  The decline in receivables was due to the loss of several customers in 2008 worth approximately $390,000, a receivable for three years of maintenance in 2007 for $75,000, the impact of the weaker Canadian dollar at the end of 2008 compared to the end of 2007 worth approximately $70,000 and better collection processes and quicker billings in 2008 compared to 2007.

Accounts payable and accrued liabilities declined from $7,604,988 to $7,354,544 from December 31, 2007 to December 31, 2008.  However, the decline was a result of writing off accounts payable of $514,518 of payables where the statute of limitations had been exceeded and for which the payables will never be settled.  Without the write-off, accounts payable and accrued liabilities would have increased $264,074.  The balance in accounts payable and accrued liabilities is over 26 times the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

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

For an update on the refinancing of the notes payable since fiscal year-end, please refer to “Subsequent Events” under Note 15 of the Notes to Consolidated Financial Statements.

Going Concern Uncertainty

While we had a small profit for the year ended December 31, 2008, we have historically incurred losses.  For the year ended December 31, 2007, we had a net loss of $1,566,345. In addition, we had a working capital deficit of approximately $13.2 million at December 31, 2008.  The foregoing raises substantial doubt about our ability to continue as a going concern.

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

Furthermore, we are exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. We are proceeding to license our intellectual property to third parties.  In July 2009, the Company and Microsoft settled our lawsuit for patent infringement (for more details, see Item 3, “Legal Proceedings”). The exact results of our opportunities to license our intellectual to other parties are unknown at this time.

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
_____________

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
_____________

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

In February 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, the Company is obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.  For additional details on the $96,946 note and the pledge of stock, please see “Notes Payable” under Note 8 in the Notes to Consolidated Financial Statements.

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

For additional related transactions with certain parties, please see “Subsequent Events” under Note 15 in the Notes to Consolidated Financial Statements.

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

PART IV

Item 15.  Exhibits And Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB filed on April 14, 2006

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB filed on April 14, 2006

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed on April 14, 2006

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed on April 14, 2006

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on April 14, 2006

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-KSB filed on August 7, 2003

4.6	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-KSB filed on April 14, 2006

10.1	1999 Stock Option Plan of the Company	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB filed on April 14, 2006

10.2	Promissory Note, dated August 30, 2002, between the Company and a third party lender	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB filed on April 17, 2007

10.3	Form of Debenture	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB filed on April 17, 2007

Exhibit No.	Description	Location

10.4	Employment Agreement as of December 1, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 17, 2007

10.5	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed on April 17, 2007

10.6	Warrant Agreement as of December 19, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 17, 2007

10.7	Letter Payout Agreement, dated August 24, 2004 entered into by the Company.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 31, 2005

10.8	Form of Agreed Judgment	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 31, 2005

10.9	Settlement Agreement and Promissory Note, dated October 19, 2005 between the Company and Parker Mills Morin, LLP	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed on April 14, 2006

10.10	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006

10.11	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2006

10.12	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2006

10.13	Agreement dated as of February 13, 2006 among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 24, 2006

10.14	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 24, 2006

10.15	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 24, 2006

10.16	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 24, 2006

Exhibit No.	Description	Location

10.17	Secured Term Promissory Note, dated October 27, 2006, in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-KSB filed on April 17, 2007

14.1	Code of Ethics	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 22, 2008

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 17, 2009	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 17, 2009	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 17, 2009	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 17, 2009	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

September 17, 2009	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

September 17, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

September 17, 2009	By:	/s/ Richard Wade
Richard Wade, Director

September 17, 2009	By:	/s/ William Mills
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

As discussed in Note 3, the Company has restated its 2006, 2007 and 2008 financial statements.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009, except for Notes 2 and 3 which are as of September 17, 2009

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008 (As restated)	2007 (As restated)
Assets

Current assets:
Cash	$255,774	$131,420
Accounts receivable, net of allowance for bad debts of $313,281 and $349,009	277,592	962,772
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2008	9,183	25,414
Prepaid expenses and other current assets	59,551	25,439

Total current assets	602,100	1,145,045

Property and equipment, net of accumulated depreciation of $1,024,064 and $970,867	59,311	80,708
Deposits and other assets	19,705	10,416

Total assets	$681,116	$1,236,169

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,354,544	$7,604,988
Deferred revenue	2,359,394	2,777,604
Derivative liabilities	433,669	291,584
Current portion-convertible debentures	40,000	40,000
Current portion-notes payable	2,516,157	2,661,543
Current portion-notes payable to related parties	1,057,714	847,050

Total current liabilities	13,761,478	14,222,769

Non-current portion – notes payable	1,742,996	1,948,913
Non-current portion – notes payable to related parties	38,542	272,806

Total liabilities	15,543,016	16,444,488

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	350,000	350,000
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	10,051,098	10,051,098

Stockholders’ Deficit

Common stock: $.00001 par value, 1,000,000,000 shares authorized 995,668,482 and 991,485,149 shares issued and outstanding	9,957	9,915
Additional paid-in capital	18,535,965	18,474,591
Accumulated deficit	(43,660,257)	(43,855,590)
Accumulated other comprehensive income – foreign currency translation	201,337	111,667

Total stockholders’ deficit	(24,912,998)	(25,259,417)

Total liabilities and stockholders’ deficit	$681,116	$1,236,169

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007

Revenues

Licensing and software	$2,955,219	$149,766
Software maintenance	4,752,090	4,915,329
Consulting services	412,552	571,176
Hosting and Software as a Service	91,441	80,477
Other	46,685	178,978

Total Revenues	8,257,987	5,895,726

Cost of Revenues	1,159,319	1,298,071

Gross Margin	7,098,668	4,597,655

Selling , general and administrative expenses	6,435,651	5,339,777
Depreciation and amortization	57,775	61,962
Bad debt expense	13,820	181,029

Operating expenses	6,507,246	5,582,768

Operating income (loss)	591,422	(985,113)

(Loss) gain on derivative	(38,530)	51,416
Gain on settlement of debt	-	370,749
Gain on settlement of trade payables	514,518	-
Interest income	2,558	1,928
Interest expense	(874,635)	(1,005,325)

Net income (loss)	195,333	(1,566,345)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(392,667)	$(2,154,345)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	994,476,951	990,378,049

Comprehensive loss and its components consist of the following:
Net income (loss)	$195,333	$(1,566,345)
Translation adjustments	89,670	(10,276)
Comprehensive income (loss)	$285,003	$(1,576,621)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2008

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances at 12/31/06, as restated	996,926,857	$9,970	$18,708,635	$(42,289,245)	$121,943	$(23,448,697)

Issuance of restricted stock for services, net of cancellations	4,589,292	45	49,662			49,707

Shares loaned to the company by officer	(13,000,000)	(130)	(342,870)			(343,000)

Shares issued to note holder for extension of maturity of debt	2,000,000	20	44,980			45,000

Shares issued to note holder in consideration of note payable	1,000,000	10	14,184			14,194

Abandoned shares returned	(31,000)	-	-			-

Other comprehensive income translation adjustment					(10,276)	(10,276)

Net loss				(1,566,345)		(1,566,345)

Balances 12/31/07, as restated	991,485,149	$9,915	$18,474,591	$(43,855,590)	$111,667	$(25,259,417)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2008

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances at 12/31/07, as restated	991,485,149	$9,915	$18,474,591	$(43,855,590)	$111,667	$(25,259,417)

Issuance of restricted stock for services, net of cancellations	3,183,333	32	45,134			45,166

Shares issued in association with renegotiated notes payable	750,000	7	12,743			12,750

Shares issued for services	250,000	3	3,497			3,500

Other comprehensive income translation adjustment					89,670	89,670

Net income				195,333		195,333

Balances 12/31/08, as restated	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$(24,912,998)

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

Included in our allowance for doubtful accounts, we have fully reserved for a $110,085 receivable related to an amount due from Ross (see the litigation section under Note 14).

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at December 31, 2008 was $24.9 million. Additionally, at December 31, 2008, we had negative working capital of approximately $13.2 million (although it includes deferred revenue of approximately $2.4 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3.  Restatement

We determined that it was necessary to restate our consolidated financial statements as of and for the years ended December 31, 2006, 2007 and 2008, to correct for an error in the classification and measurement of the convertible cumulative Preferred Stock Series A, B, C and D (“the Preferred Shares”).

We evaluated the guidance under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and Topic D-98 “Classification and Measurement of Redeemable Securities” and have determined that the Preferred Shares should be classified and measured in accordance with the above guidance. Accordingly, the financial statements in this amended 10-K Report have been restated to reflect the Preferred Shares as temporary equity in the consolidated balance sheets and are stated at their respective fair values at the date of issue.

The correction of this error affected certain accounts in the consolidated balance sheets and the consolidated statements of stockholders’ deficit as of December 31, 2007 and 2008.  The effects of the correction of the accounting error are summarized below.

	December 31, 2008
	As Previously
	Reported	Adjustments	As Restated

Series A, 4% Convertible Cumulative Preferred Stock	$49	$9,699,951	$9,700,000
Series B, 10% Convertible Cumulative Preferred Stock	45,000	(44,754)	246

Series C, 4% Convertible Cumulative Preferred Stock	350,000	-	350,000
Series D, 15% Convertible Cumulative Preferred Stock	156,250	(155,398)	852

Total temporary equity	-	10,051,098	10,051,098

Additional paid-in capital	28,035,764	(9,499,799)	18,535,965

Total stockholders’ deficit	$(14,861,900)	$(10,051,098)	$(24,912,998)

	December 31, 2007
	As Previously
	Reported	Adjustments	As Restated

Series A, 4% Convertible Cumulative Preferred Stock	$49	$9,699,951	$9,700,000
Series B, 10% Convertible Cumulative Preferred Stock	45,000	(44,754)	246
Series C, 4% Convertible Cumulative Preferred Stock	350,000	-	350,000
Series D, 15% Convertible Cumulative Preferred Stock	156,250	(155,398)	852

Total temporary equity	-	10,051,098	10,051,098

Additional paid-in capital	27,974,390	(9,499,799)	18,474,591

Total stockholders’ deficit	$(15,208,319)	$(10,051,098)	$(25,259,417)

The primary effect of this restatement is to present the Preferred Shares outside of permanent equity and to present the balances at the issue-date fair value. The restatements did not impact our consolidated statements of operations or cash flows.

VERTICAL COMPUTER SYSTEMS, INC.

Note 4. Related Party Transactions

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

In July 2007, we borrowed $46,586 from Stephen Rossetti with interest of 10% per annum and due on demand. In December 2007, we reached an agreement with Markquest and Stephen Rossetti related to the $113,734 note issued in December 2006, the $46,586 loan by Mr. Rossetti in July 2007, and $36,000 in fees owed to Markquest.  The agreement canceled the $113,734 note and we issued a $213,139 promissory note to Markquest, bearing interest at 10% per annum which incorporated all of the amounts plus accrued interest. The note is to be paid in monthly interest payments of accrued interest beginning in February 2008 and monthly accrued interest and principal payments of $4,500 beginning in August 2008. Mr. Rossetti is Executive Vice-President of Government Affairs, Chairman, CEO and Director of GIS, Director of NOW Solutions and an officer of Markquest. We engaged Mr. Rossetti (through Markquest) to provide consulting services regarding government markets for our products in the United States.  As of December 31, 2008, we have an outstanding liability associated with a consulting agreement with Markquest of $33,720.  For additional details on the note, please see “Notes Payable” under Note 8.

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

In March 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, we are obligated to reimburse MRC with 1,309,983 shares within 1 year of the sales of the pledged shares.  For additional details on this $96,946 note and the pledge of stock, please see “Notes Payable” under Note 8.

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

For additional related party transactions subsequent to December 31, 2008, please see “Subsequent Events” under Note 15.

Note 5. Fair value of financial instruments

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

VERTICAL COMPUTER SYSTEMS, INC.

	Fair value measurements on a recurring basis December 31, 2008
	Level 1	Level 2	Level 3
Liabilities
Warrants and convertible debentures	$-	$111,694	$-
Stock derivative – 13,000,000 shares	-	292,500	-
Stock derivative – 1,309,983 shares	-	29,475	-

Note 6. Property and Equipment

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

Note 8. Notes Payable and Convertible Debts

	December 31	December 31
	2008	2007

Note payable to Ross, unsecured and bearing interest at 10%. In September 2007, the court awarded a judgment against Ross that exceeds this amount. Refer to “Litigation” under Note 14.	$750,000	$750,000

Note payable to a third-party lender, unsecured, bearing interest at 10%, principal and interest due on demand.	31,859	31,859

Notes payable to a third-party, unsecured and non-interest bearing.	42,000	27,000

Note payable bearing interest at 13% per annum and unsecured. The note is in default.	161,504	161,504

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note was in default. The note is secured by 3,000,000 common shares pledged by MRC. In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees. The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.	-	35,568

Note payable of $50,000 to a third-party lender, bearing interest at 12% per annum. The note has been in default since April 1, 2003 and is unsecured.	50,000	50,000

Note payable of $25,000 to a third-party lender, bearing interest at 12% per annum, secured by 10,000,000 common shares owned by MRC due in December 2002. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. The note has been in default since April 1, 2003.	12,583	12,583

Note payable of $215,000 owed Victor Weber. The note bears interest at 12%. In connection with the note, MRC pledged 5,000,000 common shares. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. Mr. Weber is the President and a Director of GIS, a subsidiary of the Company, and a member of CWI. The note is in default.	215,000	215,000

Note payable of $25,000, bearing interest at 10% per annum, dated April 2003. The note is unsecured and in default.	25,000	25,000

Note payable of $17,500, bearing interest at 10%. This note is unsecured and in default.	11,000	11,000

Note payable of $17,500, bearing interest at 10%. This note is unsecured and in default.	11,000	11,000

Note payable of $10,000 bearing interest at 8% per annum, unsecured, and due on June 1, 2002. This note is in default.	10,000	10,000

Note payable of $10,365 dated January 17, 2003 bearing interest at 10% per annum, due on December 5, 2003. This note is unsecured and in default.	7,365	7,365

Note payable of $23,030 dated March 21, 2003 bearing interest at 12% per annum, due on April 21, 2004. The note is unsecured and in default.	23,030	23,030

Note payable of $60,000 dated November 5, 2003, bearing interest at 10% per annum, due on November 5, 2004. The note is secured by 4,000,000 shares of our common stock owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	60,006	60,006

Note payable of $40,000 dated November 19, 2003, bearing interest at 10% per annum, and due on November 19, 2004. The note is secured by 3,000,000 shares of our common stock owned by MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. This note is in default.	40,000	40,000

Note payable of $5,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum and due on demand. Mr. Salz is the Company’s corporate counsel.	5,000	5,000

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $10,000 to Mr. James Salz, unsecured, bearing interest at 10% per annum. Mr. Salz is the Company’s corporate counsel. The note is in default.	10,000	10,000

Note payable originally for $600,000 issued to Arglen Acquisitions, LLC. In August 2005, the Company agreed to pay Arglen a total of $713,489 unsecured, which includes unpaid interest and various fees. Pursuant to the terms of the Payout Agreement, the Company is currently obligated to make monthly payments on the amount specified above of $25,000 or 10% of the Company's new sales, whichever is greater, until the remainder of the $713,489 is paid. For additional details, see Note 14, “Litigation” and Note 15, “Subsequent Events” for subsequent events concerning this note.	-	148,489

Note payable of $75,000 bearing interest at 6% to the law firm Parker Mills dated October 2005. The note was due January 31, 2008 and shall be paid in equal monthly installments of $3,125, beginning February 1, 2006 for a period of 24 months. Bill Mills is a company director and also a partner of Parker Mills. After December 31, 2007, MRC agreed to pledge 2,000,000 shares of our common stock to secure the note. The note is in default.	56,217	58,318

Note payable of $992,723 to Wolman Blair, PLLC dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. The note is payable as follows: equal monthly installments of $40,000, each, commencing March 1, 2006, and continuing on the first day of each month thereafter, until March 1, 2008, upon which date all outstanding principal and interest shall be due. In April 2007, the Company prevailed in a lawsuit against Ross and the Company is entitled to collect attorney fees from Ross, which will be applied to a portion of this note. For more details on legal proceedings between the Company, NOW Solutions and Ross, please refer to “Litigation” under Note 14. The note was in default.  Please see “Subsequent Events” under Note 15 for subsequent events concerning this note.
	992,723	992,723

Note payable of $450,000 to Tara Financial, dated February 13, 2006. The note bears interest at 12% per annum. The note is currently payable as follows: (a) unpaid principal balance and interest payments of $7,000, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased to $12,700, beginning on March 1, 2008 and continuing until February 1, 2011. The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 14. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion.  Please see “Subsequent Events” under Note 15 for subsequent events concerning this note.
	300,471	384,914

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $150,000 owed to SGP, dated February 13, 2006. The note bears interest at 12% per annum. The note is payable as follows: (a) unpaid principal balance and interest payments of $2,334, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $4,233, beginning on March 1, 2008 and continuing until March 1, 2011. The $150,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 14. The note is in default.  Please see “Subsequent Events” under Note 15 for subsequent events concerning this note.
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

VERTICAL COMPUTER SYSTEMS, INC.

Note payable of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at 12% per annum. The note is secured by Taladin’s first lien position on the assets of NOW Solutions. Tara Financial, SGP and Mr. Weber share the first lien position, senior to all other security interests in the assets of NOW Solutions. The $100,000 note payable is currently payable as follows: (a) unpaid principal balance and interest payments of $1,556, beginning on January 1, 2007 and continuing through February 1, 2008; and (b) monthly payments increased $2,822, beginning on March 1, 2008 and continuing until March 1, 2011 (the “Maturity Date”). The $100,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. For additional details on the Ross litigation, please see “Litigation” under Note 14. Mr. Weber is the President and a Director of GIS and a member of CWI. Please see “Subsequent Events” under Note 15 for subsequent events concerning this note.
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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

VERTICAL COMPUTER SYSTEMS, INC.

	December 31, 2008	December 31, 2007

Net operating loss carry-forward	$8,537,000	$8,640,000
Reserves	674,500	683,000
Accrued vacation	64,000	70,000
Deferred compensation	770,000	774,000
Deferred revenue	800,000	782,000
Derivatives	173,000	116,000
	11,018,500	11,065,000
Valuation allowance	(11,018,500)	(11,065,000)

	$-	$-

At December 31, 2008 and December 31, 2007, we had available net operating loss carry-forwards of approximately $21.4 million for federal tax purposes and $15.4 million for state tax purposes, which expire in varying amounts through 2027 and 2012, respectively.

Note 10. Common and Preferred Stock

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

2008

Common Stock

During 2008, one of the officers of the Company pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Note 5). 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, the Company signed an agreement to replace these shares within one year.

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

During 2008, 3,183,333 unregistered shares of common stock issued to employees and consultants of the Company and NOW Solutions vested resulting in stock compensation expense of $45,166. These shares were issued pursuant to restricted stock agreements executed in 2005-2008. As of December 31, 2008, there was $71,186 of total unrecognized compensation costs related to these stock awards.  These costs are expected to be recognized over a weighted average period of 1.31 years.

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

VERTICAL COMPUTER SYSTEMS, INC.

Note 11. Stock Options and Warrants

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

2007

There were no non-statutory stock options, incentive stock options or warrants granted in 2007.

During 2007, warrants to purchase 6,894,444 common shares at $0.01 to $0.10 per share expired.
Option and warrant activities in 2007 and 2008 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/06	2,500,000	-	28,394,444	0.034
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(6,894,444)	0.092

Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(6,250,000)	0.0910
Outstanding at 12/31/08	2,500,000	-	15,250,000	0.019

Information relating to stock options/warrants at December 31, 2008, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Incentive Stock Options $0.01 - $0.09	2,500,000	1.97	$0.014	2,500,000	$0.014

	2,500,000	1.97	$0.014	2,500,000	$0.014

Warrants $0.003 - $0.100	15,250,000	1.51	$0.020	15,250,000	$0.020

	15,250,000	1.51	$0.020	15,250,000	$0.020

Grand total	17,750,000	1.58	$0.019	17,750,000	$0.019

VERTICAL COMPUTER SYSTEMS, INC.

As of December 31, 2008, the options and the warrants have an intrinsic value of $90,000 and $75,000, respectively.

Note 12. Gain on Settlement of Current Liabilities

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

Note 14. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from February 2004 through February 2010. We have future minimum rental payments as follows:

VERTICAL COMPUTER SYSTEMS, INC.

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

Litigation

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”), Arglen, Tinley, and Gyselen.  We then stopped payments on the remaining $750,000 note that was due in February 2003 in connection with the acquisition of certain assets of Ross.  The actions against Tinley, Arglen and Gyselen were dismissed or settled in December 2003. In September 2007, the court awarded us a judgment of $3,151,216.  In November 2007, Ross gave notice of its intention to appeal the decision and posted a bond in the amount of the judgment.  The $750,000 note payable and accrued interest are still shown on our books until Ross’s appeal is settled.  Please see Note 15 for Subsequent Event on the status of the appeal and our collection efforts on the judgment award.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  Please see Note 15 for Subsequent Event on the settlement of the dispute with Arglen regarding interest on the above payout agreement.

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

VERTICAL COMPUTER SYSTEMS, INC.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 15. Subsequent Events

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

VERTICAL COMPUTER SYSTEMS, INC.

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