Form 10-Q/A
period 2009-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2009-09-17
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

We determined that it was necessary to restate our consolidated financial statements reported in our 2008 annual report filed on Form 10K/A on September 17, 2009 to correct for an error in the classification and measurement of the convertible cumulative Preferred Stock Series A, B, C and D (“the Preferred Shares”).  The correction of this error affected certain accounts in the consolidated balance sheets and the consolidated statements of stockholders’ deficit as of March 31, 2009. The effects of the correction of the accounting error are summarized in Note 3 of the Condensed Consolidated Financial Statements.

PART I
FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)
Assets

Current assets
Cash	$620,281	$255,774
Accounts receivable, net of allowance for bad debts of $201,589 and $313,281	377,692	277,592
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2009 and 2008	35,449	9,183
Prepaid expenses and other current assets	136,648	59,551

Total current assets	1,170,070	602,100

Property and equipment, net of accumulated depreciation of $1,032,072 and $1,024,064	55,811	59,311
Deposits and other	29,272	19,705

Total assets	$1,255,153	$681,116

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,001,977	$7,354,544
Deferred revenue	2,317,677	2,359,394
Derivative liabilities	619,237	433,669
Convertible debenture	40,000	40,000
Current portion - notes payable	619,665	2,516,157
Current portion - notes payable to related parties	1,035,104	1,057,714

Total current liabilities	10,633,660	13,761,478

Non-current portion - notes payable	1,596,435	1,742,996
Non-current portion - notes payable to related parties	14,603	38,542

Total liabilities	12,244,698	15,543,016

See accompanying notes to the condensed consolidated financial statements
(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2009 (As restated)	2008 (As restated)

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,051,098	10,051,098

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,101,817 and 995,668,482 issued and outstanding	9,971	9,957

Additional paid-in-capital	18,557,156	18,535,965

Accumulated deficit	(39,832,695)	(43,660,257)

Accumulated other comprehensive income – foreign currency translation	224,925	201,337

Total stockholders’ deficit	(21,040,643)	(24,912,998)

Total liabilities and stockholders' deficit	$1,255,153	$681,116

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

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Statements of Consolidated Stockholders’ Deficit
 (Unaudited)

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances at 12/31/08, As restated	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$(24,912,998)

Issuance of restricted stock for services, net of cancellations	1,433,335	14	21,191			21,205

Other comprehensive income translation adjustment					23,588	23,588

Net income				3,827,562		3,827,562

Balances at 03/31/09, As restated	997,101,817	$9,971	$18,557,156	$(39,832,695)	$224,925	$(21,040,643)

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2009 was $21.0 million. Additionally, at March 31, 2009, we had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.3 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Restatement

We determined that it was necessary to restate our consolidated financial statements reported in our 2008 annual report filed on Form 10K/A on September 17, 2009 to correct for an error in the classification and measurement of the convertible cumulative Preferred Stock Series A, B, C and D (“the Preferred Shares”).

We evaluated the guidance under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and Topic D-98 “Classification and Measurement of Redeemable Securities” and have determined that the Preferred Shares should be classified and measured in accordance with the above guidance. Accordingly, the financial statements in this amended 10-Q Report have been restated to reflect the Preferred Shares as temporary equity in the consolidated balance sheets and are stated at their respective fair values at the date of issue.

The correction of this error affected certain accounts in the consolidated balance sheets and the consolidated statements of stockholders’ deficit as of March 31, 2009 and December 31, 2008. The effects of the correction of the accounting error are summarized as follows:

	March 31, 2009
	As Previously
	Reported	Adjustments	As Restated

Series A, 4% Convertible Cumulative Preferred Stock	$49	$9,699,951	$9,700,000
Series B, 10% Convertible Cumulative Preferred Stock	45,000	(44,754)	246

Series C, 4% Convertible Cumulative Preferred Stock	350,000	-	350,000
Series D, 15% Convertible Cumulative Preferred Stock	156,250	(155,398)	852

Total temporary equity	-	10,051,098	10,051,098

Additional paid-in capital	28,056,955	(9,499,799)	18,557,156

Total stockholders’ deficit	$(10,989,545)	$(10,051,098)	$(21,040,643)

	December 31, 2008
	As Previously
	Reported	Adjustments	As Restated

Series A, 4% Convertible Cumulative Preferred Stock	$49	$9,699,951	$9,700,000
Series B, 10% Convertible Cumulative Preferred Stock	45,000	(44,754)	246

Series C, 4% Convertible Cumulative Preferred Stock	350,000	-	350,000
Series D, 15% Convertible Cumulative Preferred Stock	156,250	(155,398)	852

Total temporary equity	-	10,051,098	10,051,098

Additional paid-in capital	28,035,764	(9,499,799)	18,535,965

Total stockholders’ deficit	$(14,861,900)	$(10,051,098)	$(24,912,998)

The primary effect of this restatement is to present the Preferred Shares outside of permanent equity and to present the balances at the issue-date fair value. The restatements did not impact our consolidated statements of operations or cash flows.

Note 4. Common and Preferred Stock Transactions

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

Note 5. Notes Payable

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

The write-off of the Ross note and the related interest totaling $1,112,877 as well as the proceeds from the litigation settlement of $3,151,216 (see Note 7)  are reported as “Gain on settlement of litigation” in the consolidated statements of operations.

Note 6. Derivative liabilities

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

Note 7. Legal Proceedings

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

NOW Solutions is entitled to an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the Judgment. In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal.   Ross has moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.  This motion was submitted on April 9, 2009 and the motion was denied.

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

Note 8.  Stock Options, Warrants and Restricted Stock Awards

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

For an update on warrants and stock options subsequent to March 31, 2009, please see “Subsequent Events” in Note 9.

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

For issuances, vesting, and forfeitures of restricted stock subsequent to March 31, 2009, please see “Subsequent Events” in Note 9.

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

Note 9. Subsequent Events

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

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2008, we lost several software maintenance contracts, resulting in deferred revenue declining from $2,359,394 at December 31, 2008 to $2,317,677.at March 31, 2009.

Our accounts receivable trade increased from $277,592 to $377,692 (net of allowance for bad debts).  The increase is a result of the increase in consulting revenues not yet collected, as well as the timing of software maintenance billings.  Our software maintenance billings historically are cyclical with the highest concentration of billings happening in December, January, March and June, while billings in October and November (which could still be in accounts receivable trade at the end of December) are historically our lowest months.

The accounts payable and accrued liabilities went from $7,354,544 at December 31, 2008 to $6,001,977 at March 31, 2009.  We utilized some of the cash we received on the Ross litigation to pay down some of the past due accounts payable.  In particular, we paid past due attorney fees to the law firms that assisted us in this litigation.  The resulting balance at March 31, 2009 is almost 16 times more than the balance in accounts receivable.  This is one of the reasons whey we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2009 was $21.0 million. Additionally, at March 31, 2009, we had negative working capital of approximately $9.5 million (although it includes deferred revenue of approximately $2.3 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009 and amended on September 17, 2009.

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

NOW Solutions is entitled to an additional amount of approximately $335,000 plus accrued interest that remains unsatisfied on the Judgment. In addition, NOW Solutions intends to move for an award of additional attorney fees and expenses incurred in defense of the appeal.   Ross has moved before the Appellate Division of the Supreme Court, First Department, for re-argument of the appeal, or in the alternative, for leave to appeal the Court of Appeals.  This motion was submitted on April 9, 2009 and the motion was denied.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009 and amended on September 17, 2009.

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
Richard Wade
President and Chief Executive Officer

September 17, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer