Form 10-Q
period 2009-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2009-11-16
CIK 1099509

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(972) 437-5200
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

As of November 16, 2009, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets

Current assets
Cash	$123,067	$255,774
Accounts receivable, net of allowance for bad debts of $136,079 and $313,281	89,658	277,592
Employee receivables, net of allowance for doubtful accounts of $13,820	32,506	9,183
Prepaid expenses and other current assets	108,887	59,551

Total current assets	354,118	602,100

Property and equipment, net of accumulated depreciation of $1,052,659 and $1,024,064	43,867	59,311
Intangible assets	87,599	-
Deposits and other	15,697	19,705

Total assets	$501,281	$681,116

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$5,895,626	$7,354,544
Deferred revenue	1,814,007	2,359,394
Derivative liabilities	440,595	433,669
Convertible debenture	40,000	40,000
Current portion - notes payable	579,194	2,516,157
Current portion - notes payable to related parties	1,051,135	1,057,714

Total current liabilities	9,820,557	13,761,478

Non-current portion - notes payable	1,549,358	1,742,996
Non-current portion - notes payable to related parties	40,977	38,542

Total liabilities	11,410,892	15,543,016

See accompanying notes to the unaudited condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2009	2008

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	350,000	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,051,098	10,051,098
Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized 997, 985,151 and 995,668,482 issued and outstanding	9,980	9,957

Additional paid-in-capital	18,632,316	18,535,965

Accumulated deficit	(39,705,033)	(43,660,257)

Accumulated other comprehensive income – foreign currency translation	98,794	201,337

Total Vertical Computer Systems, Inc. stockholders’ deficit	(20,963,943)	(24,912,998)

Non-controlling interest	3,234	-
Total stockholders’ deficit	(20,960,709)	(24,912,998)

Total liabilities and stockholders' deficit	$501,281	$681,116

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenues
Licensing and maintenance	$25,000	$2,900,000	$206,413	$2,942,312
Software maintenance	1,117,978	1,224,882	3,347,139	3,693,126
Software-as-a-Service	27,055	14,231	107,027	69,915
Consulting Services	91,815	88,017	287,322	357,389
Other	15,214	11,049	110,220	31,233

Total Revenues	1,277,062	4,238,179	4,058,121	7,093,975

Cost of Revenues	370,340	291,850	1,150,449	880,626

Gross Margin	906,722	3,946,329	2,907,672	6,213,349

Selling, general and administrative expenses	1,064,459	2,611,673	3,576,845	5,143,071

Operating income (loss)	(157,737)	1,334,656	(669,173)	1,070,278

Interest income	4	955	133,576	2,523
Interest expense	(128,948)	(197,194)	(426,131)	(582,159)
Gain on settlement of trade payables	121,020	-	121,020	514,518
Loss on derivative liabilities	(46,907)	(911,713)	(6,927)	(867,882)
Gain on settlement of litigation	535,000	-	4,799,093	-
Net income	322,432	226,704	3,951,458	137,278

Net loss attributable to non-controlling interest	3,766	-	3,766	-
Net income attributable to Vertical Computer Systems, Inc.	326,198	226,704	3,955,224	137,278
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)
Net income (loss) applicable to common stockholders'	$179,198	$79,704	$3,514,224	$(303,722)

Basic and diluted loss per share	$(0.00)	$0.00	$0.00	$(0.00)

Basic weighted average of common shares outstanding	997,938,773	994,730,981	997,344,979	994,093,178

Diluted weighted average of common shares outstanding	1,000,811,702	994,730,981	1,004,724,744	994,093,178

Statements of Comprehensive income
Net income	$322,432	$226,704	$3,951,458	$137,278
Translation adjustments	9,981	16,179	(102,543)	(14,496)
Comprehensive income	$332,413	$242,883	$3,848,915	$122,782
Comprehensive loss attributable to non-controlling interest	3,766	-	3,766	-
Comprehensive income attributable to Vertical Computer Systems, Inc.	$336,179	$242,883	$3,852,681	$122,782

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit
 (Unaudited)

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2008	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$-	$(24,912,998)

Issuance of restricted stock for services, net of forfeitures	2,316,669	23	96,351				96,374

Non-controlling interest from acquisition of Priority Time Systems, Inc.						7,000	7,000
Other comprehensive income
Translation adjustment					(102,543)		(102,543)
Net income for the nine months ended September 30, 2009				3,955,224		(3,766)	3,951,458

Balances at September 30, 2009	997, 985,151	$9,980	$18,632,316	$(39,705,033)	$98,794	$3,234	$(20,960,709)

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$3,951,458	$137,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,386	47,686
Amortization of debt discount	16,812	16,812
Gain on settlement of trade payables	(121,020)	(514,518)
Stock compensation	96,374	41,715
Shares issued for extension of debt	-	3,750
Shares issued for renegotiated debt	-	9,000
Non-cash portion of gain on settlement of litigation	(1,112,877)	-
Loss on derivative	6,927	867,882
Changes in operating assets and liabilities:
Accounts receivable	187,934	724,518
Receivable from officers and employees	(23,323)	(35,445)
Prepaid expenses and other assets	(45,328)	(21,997)
Accounts payable and accrued liabilities	(956,211)	(224,483)
Deferred revenue	(545,387)	(573,910)

Net cash provided by operating activities	1,488,745	478,288

Cash flow from investing activities:
Acquisition of Priority Time Systems, Inc., net of cash received	(24,999)	-
Purchase of equipment	(17,942)	(32,152)

Cash used in investing activities	(42,941)	(32,152)

Cash flow from financing activities:
Payment of notes payable	(1,594,968)	(364,138)
Proceeds from issuance of notes payable	119,000	37,160
Net cash used in financing activities	(1,475,968)	(326,978)
Effect of changes in exchange rates on cash	(102,543)	(14,496)
Net change in cash	(132,707)	104,662
Cash, beginning of period	255,774	131,420
Cash, end of period	$123,067	$236,082

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$965,974	$449,029
Taxes	-	-
Noncash supplemental cash flow disclosures:
Issuance of note for acquisition of PriorityTime Systems, Inc.	38,000	-
Note payable assumed from acquisition of Priority Time Systems, Inc.	17,600	-
Reclassification of accrued interest to notes payable	-	27,194
Conversion of accounts payable to notes payable	18,811	37,177

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Vertical Computer Systems have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Vertical Computer Systems' annual report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on September 17, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2008 annual report on Form 10-K/A have been omitted.

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

Recently adopted accounting pronouncements

During the third quarter of 2009, we adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on our results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) our notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which applies to convertible debt that includes a cash conversion feature. Under this guidance, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We examined our convertible debt instruments and preferred stock for applicability under this new guidance and have concluded that there was no impact to our consolidated financial statements as our convertible debt and preferred stock were not within the scope of this guidance.

We adopted new accounting guidance on January 1, 2009 which required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. As of September 30, 2009, the Company has a derivative liability of $440,595 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of this standard did not have an impact on our consolidated financial statements.  See Note 4 for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. There was no impact on our consolidated financial statements; however additional disclosures were added for our fair value of financial instruments.  See Note 4 for more details.

Due to the acquisition of Priority Time Systems, Inc. (see Note 3), we implemented a new accounting standard that  changed the accounting for and reporting of minority interest (now called non-controlling interest) in the unaudited consolidated financial statements. The adoption of this standard has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets. Additionally, net loss attributable to non-controlling interest is shown separately from net loss in the unaudited consolidated statements of operations.

Effective June 30, 2009, we implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date we issued these financial statements.  During this period, we did not have any material recognizable subsequent events.

Note 2. Going Concern

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at September 30, 2009 was $21.0 million. Additionally, at September 30, 2009, we had negative working capital of approximately $9.4 million (although it includes deferred revenue of approximately $1.8 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Acquisition

On June 15, 2009, we purchased 90% of the common stock of Priority Time Systems, Inc. (“PTS”), a Nevada corporation, from a shareholder of PTS.  The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price to be paid in equal monthly installments over a 12-month period beginning in August 2009.  In connection with the agreement, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009.  To secure our purchase of the PTS stock, we pledged these shares of PTS stock purchased to the selling shareholder.  In addition, we also entered into a shareholder agreement with the other shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the shares representing 90% of the common stock of PTS.  Under the terms of the shareholder agreement, the purchase price will consist of a cash payment equal to the pro-rata number of shares of stock owned by the other shareholder (relative to the total number of shares of common stock issued by PTS) multiplied by 300% of PTS’s gross revenues for the previous 12 calendar months prior to the date the we provide written notice of our intention to purchase these shares from the other shareholder.  The shareholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.  Priority Time Systems develops a time and attendance product that we intend to offer as a standalone product and also as an integrated product with emPath®, an HR and payroll product offered by our subsidiary, NOW Solutions.

The related purchase price was allocated to identifiable assets acquired and liabilities assumed as follows:

Software in development	$87,600
Note payable to related party	(17,600)
Non-controlling interest	(7,000)

Total net assets acquired	$63,000

Note 4. Derivative instruments and Fair value of financial instruments

Derivative instruments

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. These loans were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under FASB ASC 815-40. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2009 and December 31, 2008, the aggregate derivative liability was $28,820 and $29,475.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company. This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under FASB ASC 815-40. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2009 and December 31, 2008, the aggregate derivative liability was $286,000 and $292,500.

 During 2002 and 2003, we issued convertible debentures with  conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under FASB ASC 815-40.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused the warrants and all other convertible debt to also be classified as derivative liabilities under FASB ASC 815-15. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At September 30, 2009 and December 31, 2008, the aggregate derivative liability was $125,775 and $111,694.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model as of September 30, 2009 and December 31, 2008.  To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events.  Other factors used to determine fair value include our period end stock price ($0.022), historical stock volatility (144%), risk free interest rate (0.06% - 0.14%) and derivative term (generally 0.25 years).

Fair value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under FASB ASC 820:

	Fair value measurements on a recurring basis
	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Embedded derivatives associates with warrants and convertible debentures	$-	$125,775	$-	$-	$111,694	$-

Stock derivative – 13,000,000 shares	-	286,000	-	-	292,500	-

Stock derivative – 1,309,983 shares	-	28,820	-	-	29,475	-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximates current market rates.

Note 5. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the nine months ended September 30, 2009:

December 31, 2008	$5,395,409
Repayment	(1,594,968)
New borrowings	119,000
Settlement of debt in litigation	(750,000)
3,169,441
Conversion of accounts payable to notes payable	18,811
Debt acquired due to acquisition of PTS	55,600
Amortization of debt discount	16,812
September 30, 2009	$3,260,664

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

In September 2009, we made payments of $19,579 that NOW Solutions was obligated to pay toward the outstanding balances on certain notes payable issued by Taladin from the net proceeds collected on the judgment awarded to NOW Solutions in the Ross litigation (after deducting attorney’s fees and costs).

In addition, we made principal payments on our other notes totaling $257,007 for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company made interest payments of $965,974 and wrote off accrued interest of $362,877 related to the Ross note payable.

The write-off of the Ross note and the related interest totaling $1,112,877 as well as the proceeds from the litigation settlement of $3,686,216 (see Note 7) are reported as “Gain on settlement of litigation” in the consolidated statements of operations.

Note 6. Common and Preferred Stock Transactions

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  These warrants have not been exercised due to the unavailability of shares of common stock as described in Note 8.

During the nine months ended September 30, 2009, 2,316,669 shares of our common stock valued at $96,374 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees and a consultant of NOW Solutions and the Company.

During the nine months ended September 30, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between us and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

As of the Date of this Report for the nine months ended September 30, 2009, we have also determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

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

Accordingly, given the fact that we currently have 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 73,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock.  As a result of the above, we have recognized derivative liabilities for the embedded derivatives associated with the warrants and the shares that we are obligated to reimburse to a certain officer and employee of the Company (see Note 4).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20, Debt and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

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

On September 15, 2009, NOW Solutions, Inc. executed a settlement agreement with Ross in connection with the outstanding monies (accrued interest, attorney fees and expenses) owed by Ross to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions, Inc.  Pursuant to the terms of the settlement agreement, Ross made a $390,468 payment to NOW Solutions and a $144,532 payment to the Internal Revenue Service (“IRS”) on behalf of the Company which is reported as part of “Gain on settlement of litigation” in the consolidated statements of operations.    The litigation with Ross has been resolved.

In August 2004, Arglen Acquisitions, LLC (“Arglen”) obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  All payments due under the February 2009 settlement have been paid as of September 30, 2009 and this matter has been resolved.

The IRS had a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  In September 2009, the lien held by the IRS against us in the amount of $144,532 was satisfied. This matter has been resolved.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000 and bearing interest at 6% per annum.  The $75,000 note was issued by the Company in connection with a settlement in October 2005 with PSM.  We filed an answer to the complaint in September 2009 and are currently looking into options to resolve this matter.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

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

Summary of Outstanding Employee Stock Options and Warrants

Below is a summary of outstanding stock options and warrants issued to employees and former employees and consultants of the Company through September 30, 2009.

In April 2004, the Company issued 5-year incentive stock options to a former executive of the Company to purchase 2,500,000 shares of our common stock at a strike price of $0.014 per share in connection with an employment agreement.  These options expired in April 2009.

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price

Outstanding at 12/31/08	2,500,000	-	15,250,000	$0.019
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	2,500,000	-	250,000	-
Outstanding at 9/30/09	-	-	15,000,000	$0.020

Information relating to warrants at September 30, 2009, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Warrants
$0.020	15,000,000	3.0	$0.020	15,000,000	$0.02

Of these warrants, 10,000,000 have an intrinsic value of $70,000 as of September 30, 2009.

Restricted Stock

A summary of the changes for our restricted stock through September 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2008	4,066,669	$0.028

Granted	-	-

Vested	(2,316,669)	0.039

Forfeited	(800,000)	0.011
Non Vested Balance at September 30, 2009	950,000	$0.017

As of September 30, 2009, there was $7,807 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

Note 9. Gain on Settlement of Trade Payables

In July 2009, we recorded a gain on settlement of trade payables of $121,020 when the account payable was written off as a result of acquiring a default judgment held in bankruptcy regarding a former vendor of the Company for the amount of $3,000, plus attorney’s fees and costs.  The default judgment against the Company was for $168,335, which included principal in the amount of $149,743, plus $18,592 in accrued interest.  Consequently, we have removed the liability and recorded the gain on settlement as required under FASB ASC 860 Transfers and Servicing.

Note 10. Subsequent Events

For the period from October 1, 2009 to November 16, 2009, 266,667 unregistered shares of our common stock vested.

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

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policies are in accordance with FASB ASC985-605, ‘‘Software Revenue Recognition,’’FASB ASC605, ‘‘Revenue Recognition, FASB ASC605-25, ‘‘Revenue Arrangements with Multiple Deliverable,’’ and FASB ASC985-605-15-3 ,“Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

In the case of non-software arrangements, we apply the guidance set out in FASB ASC605-25 that revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We term the delivery method to give functionality to new customers utilizing this service as Software as a Service (“SaaS”). Since the customer is not given contractual right to take possession of the software, the scope of FASB ASC985-605 Software Revenue Recognition does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of FASB ASC718 Compensation – Stock Compensation which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with ASC815, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with FASB ASC815-15, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Based on FASB ASC815-15, , warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Recently adopted accounting pronouncements

During the third quarter of 2009, we adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on our results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) our notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which applies to convertible debt that includes a cash conversion feature. Under this guidance, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We examined our convertible debt instruments and preferred stock for applicability under this new guidance and have concluded that there was no impact to our consolidated financial statements as our convertible debt and preferred stock were not within the scope of this guidance.

We adopted new accounting guidance on January 1, 2009 which required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. As of September 30, 2009, the Company has a derivative liability of $440,595 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of this standard did not have an impact on our consolidated financial statements.  See Note 4 for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. There was no impact on our consolidated financial statements; however additional disclosures were added for our fair value of financial instruments.  See Note 4 for more details.

Due to the acquisition of Priority Time Systems, Inc. (see Note 3), we implemented a new accounting standard that  changed the accounting for and reporting of minority interest (now called non-controlling interest) in the unaudited consolidated financial statements. The adoption of this standard has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets. Additionally, net loss attributable to non-controlling interest is shown separately from net loss in the unaudited consolidated statements of operations

Effective June 30, 2009, we implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date we issued these financial statements.  During this period, we did not have any material recognizable subsequent events.

Results of Operations

Three And Nine Month Periods Ended September 30, 2009 Compared To The Three And Nine Months Ended September 30, 2008

Total Revenues.  We had total revenues of $1,277,062 and $4,238,179 in the three months ended September 30, 2009 and 2008, respectively.  The decrease in total revenues was $2,961,117 for the three months ended September 30, 2009 representing a 69.9% decrease compared to the total revenues for the three months ended September 30, 2008.  All the revenues for the three months ended September 30, 2009 were related to the business operations of NOW Solutions, while all but $2,900,000 of the revenue for the three months ended September 30, 2008 were related to the business operations of NOW Solutions.

The total revenues consist of software licenses, consulting, software maintenance, hosting fees and other revenues.  The revenue from software licenses decreased $2,875,000 or 99.1% compared to the three months ended September 30, 2008 due to the license revenue recorded in 2008 from the settlement with Microsoft as a result of a fully paid-up license agreement.  Software maintenance in the three months ended September 30, 2009 decreased by $106,904 from the same period in the prior year, representing an 8.7% decline.  The revenue decline in software maintenance is due to Now Solutions renegotiating and reducing maintenance to a number of clients adversely affected by the economy, especially those related to the forestry industry. While Now Solutions also experienced the loss of several customers during 2008, including a couple of clients that dissolved their business as a result of economic slowdown, Now Solutions also added new customers in 2009.  Consulting revenue in the three months ended September 30, 2009 increased by $3,798 from the same period in the prior year, which represents a 4.3% increase.  No specific trend can be attributed to this slight increase.  Software as a Service (“SaaS”) revenues increased $12,824 or 90.1% for the period compared to 2008.  This was due to adding a new customer and the start-up fees associated with a new client.  Other revenue in the three months ended September 30, 2009 increased by $4,165 or 37.7% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.  Most of the increase in other revenue was due to increases in reimbursable travel expenses incurred by consultants as reflected in the slight increase in consulting revenue.

We had total revenues of $4,058,121 and $7,093,975 in the nine months ended September 30, 2009 and 2008, respectively.  The decrease in total revenue was $3,035,854 for the nine months ended September 30, 2009 representing a 42.8% decrease compared to the same period in 2008.  All the revenue for the nine months ended September 30, 2009 and all but $2,900,000 of the revenue for the nine months ended September 30, 2008 were related to the business operations of NOW Solutions, a wholly-owned subsidiary.

The total revenues consist of software licenses, consulting, software maintenance, hosting fees and other revenues.  The revenue from licensing fees for the nine months ended September 30, 2009 decreased $2,735,899 or 93.0% over the same period in 2008.  The decrease was due to the license revenue recorded in 2008 from the settlement with Microsoft as a result of a fully paid-up license agreement.  Software maintenance fees for the nine months ended September 30, 2009 decreased $345,987, representing a 9.4% decline.  The revenue decline in software maintenance is due to the impact of the exchange rate of the Canadian dollar to the US dollar and Now Solutions renegotiating and reducing Maintenance to a number of clients adversely affected by the economy, especially those related to the forestry industry. While Now Solutions also experienced the loss of several customers during 2008, including a couple of clients that dissolved their business as a result of economic slowdown, Now Solutions they also added new customers in 2009.  Consulting fees decreased $70,067 or 19.6% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The decline in consulting fees in 2009 is due to the lack of selling new modules and upgrades of our Payroll and HR software to existing customers, which would lend itself to additional implementation work, training, and general consulting related to improved customer utilization of our software.  Software as a Service (“SaaS”) for the nine months ended September 30, 2009 were $37,112 higher than for the nine months ended September 30, 2008, a 53.1% increase.  This increase is due to adding a new hosting customer late in 2008 and the additional setup fees associated with a new customer.  There was a $78,987 increase in other revenue for the nine months ended September 30, 2009 compared to the same period of 2008.  The increase is mainly attributed to attendance fees charged for a NOW Solutions user conference held approximately every other year. Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $370,340 for the three months ended September 30, 2009 compared to $291,850 for the three months ended September 30, 2008.  The increase in cost of revenues of $78,490 represents a 26.9% increase.  Our costs have increased due to higher customer support costs associated with additional travel, one-time expenses associated with relocating the support office, and third party software maintenance costs.

For the nine months ended September 30, 2009 direct costs of revenues were $1,150,449 compared to $880,626 for the same period in 2008 resulting in an increase of $269,823 or 30.6%.  Part of the cost increase was due to the costs associated with the NOW Solutions user conference held in May 2009, higher license fees to third party software vendors for software embedded in our products, and higher customer support costs due to an increase in salaries, fringe benefits and travel, as well as one-time costs associated with relocating the customer support office.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,064,459 and $2,611,673 in the three months ended September 30, 2009 and 2008, respectively.  The $1,547,214 decline was due to not incurring legal costs of approximately $1,367,000 of legal fees associated with the Microsoft license fee settlement in 2008, approximately $90,000 of loan commitment fees incurred in 2008 which did not recur in 2009, lower bad debt expense in 2009 of approximately $46,000 and lower salaries and fringe benefits as a result of eliminating one position.

For the nine months ended September 30, 2009 we had selling, general and administrative expenses of $3,576,845 compared to $5,143,071 for the nine months ended September 30, 2008.  The $1,566,226 (30.4%) decrease was due to non-recurring legal costs in 2008 of approximately $1,367,000 associated with the Microsoft license fee settlement, a reduction in loan commitment fees and loan costs of approximately $44,000 net, lower bad debt expense of approximately $46,000 and lower salaries, benefits and travel costs associated with a reduction of one employee.  Higher costs related to obtaining the proceeds from the litigation settlement with Ross Systems offsets part of the lower costs and are one-time costs of approximately $76,800 through the nine months ended September 30, 2009.

Loss on Derivative Liability.  We have existing derivative liabilities related to common stock loaned to the company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants.  This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  In general, as our stock price increases, the derivative liability increases, resulting in a loss.  As our stock price decreases, the derivative liability decreases, resulting in a gain.  The loss on derivative liability was $46,907 for the three month period ended September 30, 2009 compared to $911,713 for the same period in 2008.  For the nine months ended September 30, 2009 the loss on derivative liability was $6,927 compared to $867,882 for the same period ended September 30, 2008.

Interest Expense.  We had interest expense of $128,948 and $197,194 for the three months ended September 30, 2009 and 2008, respectively.  Interest expense decreased for the period in 2009 by $68,246, representing a decrease of 34.6% compared to the same expense in the three months ended September 30, 2008.  This decrease was due to the effect of paying down or paying off notes payable as a result of the proceeds of the Ross litigation.

For the nine months ended September 30, 2009 we had interest expense of $426,131 compared to $582,159 for the same period in 2008, representing a $156,028 or 26.8% reduction for the period.  The decrease was due to the principal payments made on notes payable and the payoff of notes as a result of proceeds of the Ross litigation.

Gain on Settlement of Litigation.  On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross Systems, Inc. that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The stay was vacated by operation of law after the judgment was affirmed by the New York, Appellate Division on February 11, 2009.  On September 24, 2009, we received the final settlement from Ross of $535,000 for additional interest and legal fees incurred to respond to their appeal.  The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed that was also written off.  However, that receivable had been fully reserved, so there was no income impact of the receivable.

Interest Income.  As a result of the receipt of the judgment from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which shows as interest income for the nine months ended September 30, 2009.  The only significant source of interest income in the same period of 2008 was related to bank interest earned on the net proceeds from the Microsoft license settlement.

Gain on Settlement of Trade Payables.  In July 2009, we settled an outstanding trade payable with a law firm by purchasing all the outstanding uncollected receivables of the firm from the bankruptcy trustee.  The $121,020 gain on the settlement in 2009 was the net of the open outstanding payable, less the purchase price.  A third party law firm represented us in this matter.  In 2008, we had a one-time gain on settlement of trade payables of $514,518 for the nine months ended September 30, 2008.  The gain was a result of our review of trade payables for those items in which the statute of limitations had been exceeded and no legal liability existed.  Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments.  For those payables that met all the above requirements, we removed the liability and recorded the gain on settlement as required under FASB ASC860 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Net Income (Loss).  We had net income of $322,432 and $226,704 for the three months ended September 30, 2009 and 2008, respectively.  The net income for the three months ended September 30, 2009 was due to the gain on settlement of trade payables of $121,020 and the gain on settlement of litigation of $535,000.  Without these unusual items, the net loss would have been $333,588 for the period in 2009.  Net income for the three months ended September 30, 2008 was due to the Microsoft license revenue settlement ($2,900,000 less direct attorney fees of $1,367,000) offset by the unusually large loss on derivative liability of $911,713. Without these unusual items, the net loss for the three months ended September 30, 2008 would have been $394,583.  The factors creating the net income for the three month periods have been discussed above.

We had net income of $3,951,458 and $137,278 for the nine month periods ended September 30, 2009 and 2008, respectively.  The net income for 2009 was due to the factors discussed above, but the primary driver for the income was the gain on settlement of the Ross litigation of $4,799,093.  The net income for the nine months ended September 30, 2008 was driven by the Microsoft license settlement net of attorney fees and the gain on settlement of trade payables partly offset by the $867,882 loss on derivative liability.  Without the unusual items in both years, the net loss would have been $968,655 and $1,042,358 for the nine months ended September 30, 2009 and 2008, respectively.

Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended September 30, 2009 and 2008, respectively and $441,000 and $441,000 for the nine months ended September 30, 2009 and 2008, respectively..

Net Income (Loss) Available to Common Stockholders.  We had net income available to common stockholders of $179,198 and $79,704 for the three months ended September 30, 2009 and 2008, respectively.

We had net income available to common stockholders of $3,514,224 and a net loss available to common stockholders of $303,722 for the nine months ended September 30, 2009 and 2008, respectively.  Net income (loss) available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  Due to the large number of shares outstanding, we had net income or loss per share of $0.00 for the three and nine month periods ended September 30, 2009 and 2008.

Liquidity And Capital Resources

At September 30, 2009, we had non-restricted cash-on-hand of $123,067 compared to $255,774 at December 31, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $1,488,745 compared to $478,288 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, we collected cash from our customers of $3,755,276 and cash from litigation settlement of $3,819,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,610,658, attorney fees of $823,762, professional fees and consultants of $443,675, interest expense of $965,974, taxes (including sales tax and VAT) of $365,125, and other regular trade payables of $876,977.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2008, we lost several software maintenance contracts and renegotiated pricing for maintenance with a few customers experiencing economic difficulties in 2009, resulting in deferred revenue declining from $2,359,394 at December 31, 2008 to $1,814,007 at September 30, 2009.

The decline in the maintenance revenue and the consulting revenue also causes the reduction in our accounts receivable trade.  Accounts receivable trade dropped from $277,592 to $89,658 (net of allowances for bad debt).  Some of the drop in receivables is due to the timing of software maintenance invoicing because we bill a significant portion of our annual software maintenance in December.  We have also placed greater emphasis on collecting our receivables as quickly as possible including billing approximately four weeks earlier than in 2008, which also contributes to the lower trade receivables balance.

The accounts payable and accrued liabilities went from $7,354,544 at December 31, 2008 to $5,895,626 at September 30, 2009.  We utilized some of the cash we received on the Ross litigation to pay down some of the past due accounts payable.  In particular, we paid past due attorney fees to the law firms that assisted us in this litigation.  The resulting balance at September 30, 2009 is over 65 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment for the nine months ended September 30, 2009 and September 30, 2008 of $17,942 and $32,152, respectively.  We also used cash and notes to acquire a 90% interest in Priority Time Systems for $63,000 at the end of June 2009.

For the nine months ended September 30, 2009, we received cash proceeds from new notes payable of $119,000.  We paid $1,594,968 of principal on notes payable in the same period.  For the nine months ended September 30, 2008, we received $37,160 of proceeds from new notes payable and paid $364,138 of principal on outstanding notes.

The total change in cash for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 was a decrease of $237,369.

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

Of the notes payable of $3,220,664, the default situation is as follows:

	09/30/09	12/31/08

In default	$1,264,426	$3,039,754
Current	1,956,238	2,315,655

Total Notes Payable	$3,220,664	$5,355,409

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at September 30, 2009 was $21.0 million. Additionally, at September 30, 2009, we had negative working capital of approximately $9.4 million (although it includes deferred revenue of approximately $1.8 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K/A filed with the SEC on September 17, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in internal control over financial reporting

During the period covered by this report, we implemented a new accounting system. There have been no other changes to our internal control in the quarter ended September 30, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross Systems Inc. (“Ross”) on behalf of our subsidiary NOW Solutions in New York Supreme Court (the “Vertical Action”) in connection with the acquisition of certain assets of Ross for the recovery of unpaid maintenance fees due to NOW Solutions pursuant to an asset purchase agreement.  Accordingly, NOW Solutions gave notice to Ross in February 2003 of NOW Solutions’ claim of offset.  NOW Solutions claimed a total amount of approximately $3,562,000 and an offset against the $750,000 remaining on the purchase money note, plus other damages.  In conjunction with our claim, NOW Solutions withheld payment on the remaining $750,000 note due in February 2003.

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

On September 15, 2009, NOW Solutions, Inc. executed a settlement agreement with Ross in connection with the outstanding monies (accrued interest, attorney fees and expenses) owed by Ross to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions, Inc.  Pursuant to the terms of the settlement agreement, Ross made a $390,468 payment to NOW Solutions and a $144,532 payment to the Internal Revenue Service (“IRS”) on behalf of the Company.  The litigation with Ross has been resolved.

In August 2004, Arglen obtained a default judgment in a court for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we agreed to pay Arglen $60,000 in $10,000 installments over a six month period.  All payments due under the February 2009 settlement have been paid as of September 30, 2009 and this matter has been resolved.

The IRS had a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005. On March 9, 2007, we filed an appeal with the United States Tax Court, seeking an installment payout agreement.   The Tax Court case has been resolved and the IRS position was sustained.   We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  In September 2009, the lien held by the IRS against us in the amount of $144,532 was satisfied. This matter has been resolved.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000 and bearing interest at 6% per annum.  The $75,000 note was issued by the Company in connection with a settlement in October 2005 with PSM.  We filed an answer to the complaint in September 2009 and are currently looking into options to resolve this matter.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K/A for the year ended December 31, 2008 filed on September 17, 2009.

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

During the nine months ended September 30, 2009, 2,316,669 shares of our common stock valued at $96,374 vested.  These shares were issued pursuant to restricted stock agreements with a director of the Company and employees and a consultant of NOW Solutions and the Company executed in 2006, 2007, and 2008.

During the nine months ended September 30, 2009, 800,000 unregistered shares of our common stock were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

During the nine months ended September 30, 2009, stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.014 per share expired.

During the nine months ended September 30, 2009, warrants to purchase 250,000 shares of our common stock at an exercise price of $0.025 per share expired.

For the period from October 1, 2009 to November 16, 2009, 266,667 unregistered shares of our common stock vested.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 16, 2009	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

November 16, 2009	By:	/s/ David Braun
David Braun
Chief Financial Officer