Form 10-K
period 2009-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2010-04-14
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2009

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

Registrant’s telephone number: (972) 437-5200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes☐      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.    Yes☒      No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐         No☒

Issuer’s revenues for fiscal year ended December 31, 2009:  $5,399,812

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009:  $17,460,666.

As of April 14, 2010, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

Documents incorporated by reference:  None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CONSOLIDATED FINANCIAL STATEMENTS

Exhibit 31.1	Section 302 Certification by Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32.1	Section 906 Certification by Chief Executive Officer
Exhibit 32.2	Section 906 Certification by Chief Financial Officer

PART I

Item 1.  Business

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,”  “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Background

Vertical Computer Systems, Inc. (“Vertical”, the “Company”, the “Registrant”, “we”, “our”, or “us”) was incorporated in the State of Delaware in March 1992.  We operated as a non-reporting public shell company until October 1999, at which time we acquired all the outstanding capital stock of Externet World, Inc., an Internet service provider and became an operating entity.  In April 2000, we acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc. (“SFT”), a company with no operations.  Also in April 2000, we merged SFT into our company, as a consequence of which the outstanding shares of SFT were cancelled, Vertical became the surviving entity, and we assumed SFT’s reporting obligations pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We presently market several software products, including the following: HRMS emPath® 6.4 (“emPath®”) and ResponseFlash™.  In addition, we are finalizing the development of a point-of-sale software solution known as “PASS”, a time and attendance software by our subsidiary Priority Times Systems, Inc. (“PTS”), and an FLSA (Fair Labor Standards Act) payroll software based upon emPath® geared to meeting requirements for city, county fire , sheriffs and police departments that will be distributed by our subsidiary Taladin, Inc. (“Taladin”).  For a description of these products, please see the section entitled “Software Services” under “Business Overview”.  We are actively pursuing the licensing of our intellectual properties, including SiteFlash™, the Emily® XML Broker and the Emily® XML Enabler Agent.

  NOW Solutions, Inc. (“NOW Solutions”), a wholly owned subsidiary of the Company, is selling emPath® in the United States and Canadian markets both as a software solution as well as a new Software-as-a-Service (“SaaS”) offering.  For a description of our new delivery model for emPath®, please see the section entitled “Software Services” under “Business Overview”.

Business Overview

We are a multi-national provider of Internet core technologies, administrative software, and software services through our distribution network with operations or sales in the United States, Canada and Brazil. Our primary Internet core technologies include SiteFlash™, ResponseFlash™, Emily® XML Enabler Agent, Emily® XML Broker, which can be an alternative to Web services, and the Emily® XML Scripting Language, which can be used to build Web services. Our 6718103 patent (transmission of images over a single filament of fiber optic cable (fiber optic patent)) is in OptVision Research, Inc. (“OptVision Research”). Our main administrative software product, emPath®, which is designed to handle complex Payroll and Human Resources challenges, is marketed by NOW Solutions.  We have other administrative software in various stages of developments which will be marketed through different Company subsidiaries including PTS, Vertical Healthcare Solutions, Inc. (“VHS”), Taladin, and Government Internet Systems Inc. (“GIS”).

In 2009, we acquired rights from Emerald Software Group (“Emerald”) to market AllegroHR onboarding and offboarding software solutions as well as staff service requests and personnel action notices applications, including the right to market these products as a private label offering.  Also in 2009, we acquired PTS, a software company that was completing the development of a time and attendance software solution known as “Priority Time” for use by employers to improve efficiency of their workforce.

A substantial effort was made in the development of the underlying emPath® product and its SaaS offering platform, which will allow us to finalize and launch our new module-based initiative whereby certain payroll/human resource modules can be marketed independently from emPath® or bundled as a comprehensive solution. A key objective of the module development initiative is to enable new modules to be sold to a smaller customer base (25 to 500 employee companies) in a simple standardized version that has full functionality and benefits of a total enterprise solution, while maintaining scalability in order to meet the needs of and to compete for the largest corporate customers and government entities, which often have complex payroll rules.

We attempt to acquire marketing or licensing rights for products which, in our belief, are best of breed; are profitable or on the path to profitability; are complementary to our other software offerings; and provide cross-product distribution channels. Our business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross-promotion.

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE

Human Resources and Payroll	emPath®	NOW Solutions
Pharmacies and medical practices	SiteFlash™	Vertical	VHS
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS
Pharmacies and medical practices	PASS	Vertical	VHS
Software development units	Emily®	Vertical	VHS
Human Resources and Payroll	AllegroHR	Emerald Software Group	NOW Solutions
Time and Attendance	PriorityTime	Priority Time Systems

Administrative Software

Our primary administrative software technology is emPath®, a human resources/payroll software, which is developed, marketed and maintained by our wholly-owned subsidiary, NOW Solutions.  Our administrative software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a SaaS or as a software license.

In 2009, we completed the enablement of emPath® for web services and improvements for its SaaS offering, and are finalizing a new workflow engine. We also implemented a new strategy of development of HR/payroll related modules that can be sold separately or bundled with emPath®.  These new features, when coupled with experience gained with the product by the Brazil-based development staff (over the past three years), have substantially facilitated faster product development with our platform. In addition, we have significantly improved the scalability of emPath® to meet the needs of small businesses as well as very large enterprise clients. We are also finalizing our emPath® for Small Business SaaS offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll providers in their local markets.

With the additional development efforts in respect of the Priority Time software, we anticipate marketing Priority Time through PTS as a separate module in 2010, as well as bundling it with emPath®, which we intend to market to emPath®’s existing customer base.

We believe that our administrative software services provide customers with upfront cost savings and productivity increases for everyday operations, including competitive set-up charges and implementation times.

Internet Core Technologies

Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with other software products for rapid deployment of all software products throughout our distribution system.  We continue to develop specialized software applications that can be utilized in new products.

Our primary core internet technology is SiteFlash™.  The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content.  SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, permitting these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website.  Once all of the components of a Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function.  Content includes text, pictures or multimedia.  Form includes graphics and Website colors, layout and design.  Function includes the activities performed by or actions executed on the Website.  In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites.  This separation of form, function, and content also allows for the rapid creation of affiliated Websites.  This unique ability is patented (U.S. Patent number 6,826,744) and has many applications in the Web arena.  SiteFlash™ architectural concepts enable integration with existing technological components within many organizations.  Additional key features that differentiate SiteFlash™ from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability).

We offer SiteFlash™ as a stand-alone product and also as a technology platform for products targeted at specific vertical markets.  The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of three additional software application products: ResponseFlash™, NewsFlash™ and AffiliateFlash™.  Initially, GIS will focus on marketing ResponseFlash™, a Web-based emergency communication system, in the Homeland Security area to all government sectors excluding public education (i.e., schools, colleges, and universities).

We have converted our SiteFlash™ product to offer it in a SaaS configuration.  We intend to concentrate our initial marketing efforts in the affiliate, government and publishing markets.

In July 2008, we settled an infringement claim we had initiated in federal court against Microsoft. We are waiting for the issuance of the Continuation Patent for U.S. Patent No. 6,826,744 (which SiteFlash™ is based upon) before we engage with new licensees because we believe the Continuation Patent provides better protection for this intellectual property asset.

The second core Internet technology we have developed is the patent-pending Emily® XML scripting language, a Markup Language Executive (MLE), which is Java compatible. XML is a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere. The Emily® Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion® or Microsoft FrontPage®.  The primary component of the Emily® Framework is the Emily XML scripting language, a programming language that runs on Windows®, Linux and several UNIX platforms. The Emily® Framework is used to create Web-based applications that communicate via XML and HTTP.  HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web.

The third core Internet technology we have developed is the combination of three components: the Emily® XML Broker, the Emily® XML Agent and the Emily® XML Portal. This technology allows a disparate and distributed database to be viewed and updated as if it was a single large database.  This unique ability is patented (U.S. Patent number 7,076,521). This technology has been featured as an alternative to Web Services in the 4th Edition of the XML Handbook, by Dr. Charles Goldfarb, considered the father of XML and inventor of all markup languages. We are, at this time, pursuing opportunities to deploy the technology in industries such as the government and health insurance markets.

Software Services

In addition to its standard emPath® offering, NOW Solutions has been providing a new delivery model: software-as-a-service, or simply “SaaS”. SaaS is a software application delivery model where a software company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs. The term "SaaS" has become the industry adopted reference term, generally replacing the earlier terms "On-Demand" and "ASP" (Application Service Provider). After completing the testing of its emPath® SaaS model to ensure a robust and competitive solution, NOW Solutions is now marketing its SaaS offering of emPath® to existing and new clients. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding our current market of mid to large sized customers but also to increase our market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution.  As an expanded product, NOW Solutions is completing its new “emPath® for Small Business” offering.

The Company stopped marketing IA (formerly ImmuneApp) and StatePointPlus®, which we had marketed individually or collectively as a managed baseline solution. IA is a security software program and StatePointPlus® is an intelligent system baseline management patented technology. However, while we have been in discussions and negotiations concerning the licensing rights for these products, we have not resolved a number of outstanding issues at this time.

Business Operations and Units

Our business operations are grouped into the following units:  NOW Solutions, GIS, Vertical Internet Solutions, Inc.  (“VIS”), EnFacet, Inc. (“EnFacet”), Globalfare.com, Inc. (“Globalfare”), Pointmail.com, Inc. (“Pointmail”), Taladin, OptVision Research, VHS, PTS, minority and other limited interests, joint ventures, and strategic partnerships.  Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a wholly-owned subsidiary of the Company.

NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions.  NOW Solutions has clients ranging from private businesses to government agencies, who typically employ 200 or more employees.  NOW Solutions currently markets emPath®, which handles complex human resources and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation structures. We believe that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology, which allows quick customization of payroll rules and calculations without any programming. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese and Chinese) and flexible software solution, without the multi-million dollar implementation and support budgets of the major competitors.

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

For the 12 months ended December 31, 2009, NOW Solutions had approximately $1,110,298 of total assets, revenues of approximately $5,394,778 and net income of approximately $5,353,785.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company.  In November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties.  Taladin has developed a module for emPath® to meet federal payroll guidelines for law enforcement and fire departments but the finalization of the module was put on hold while final testing was performed and the underlying emPath® SaaS platform was finalized.

For the 12 months ended December 31, 2009, Taladin had no material assets, no revenues and a net loss of approximately $41,072.

OptVision Research, Inc.

OptVision Research, a Texas corporation, is a wholly-owned subsidiary of the Company and was created to support the development of our fiber optic patent through either direct investment or government grants.

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

For the 12 months ended December 31, 2009, OptVision had no material assets, no revenues and a net loss of approximately $9,886.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company.  In May 2008, Robert Farias assigned Point-of-Sale software (“PASS”) technology to the Company.  In addition, VHS and Mr. Farias entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In October 2008, VHS entered into a consulting agreement with Farias-Jett (a sole proprietorship of Mr. Farias), and an employment agreement with Mr. Farias. Significant upgrades have been completed on the PASS software and VHS has some pharmacies beta testing this product. PASS is being adapted to meet the needs for physicians for a secondary market.  On December 17, 2009, Sigis (the “Special Interest Group for IIAS Standards”) certified that PASS met the requirements by the IRS for IIAS COMPLIANT POINT OF SALE SYSTEM.

For the 12 months ended December 31, 2009, VHS had no material assets, no material revenues, and a net loss of approximately $212,287.

Priority Time Systems, Inc.

PTS is a Nevada corporation.  On June 15, 2009, we purchased 90% of the common stock of PTS from a shareholder of PTS.  The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price to be paid in equal monthly installments over a 12-month period beginning in August 2009.  In connection with this agreement, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009. In addition, we also entered into a shareholder agreement with the other shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the 90% block.  The shareholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.

PTS has been developing Priority Time, a time and attendance product that we intend to offer as a standalone product as well as an integrated product with emPath®. We are finalizing the completion of the Priority Time product.

As part of the PTS acquisition, the Company retained two highly experienced executives within PTS with years of experience and success in the independent marketing and sales of time and attendance software solutions.

For the 12 months ended December 31, 2009, PTS had assets of approximately $88,489, no material revenues and a net loss of approximately $98,484.

Government Internet Systems, Inc.

Our 81.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily® Solutions, Inc.  Vertical licensed ResponseFlash™ to GIS to market and distribute this technology to government entities (excluding state universities and schools) in the United States.  GIS seeks to enter into agreements to distribute other non-Company products particularly in the Homeland Security sector. We are in the process of submitting proposals to various city, county and state governments.  We are currently seeking funding through grants.

For the 12 months ended December 31, 2009, GIS had no assets and no material revenue or expenses.

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2009, VIS had no material assets and no material revenue or expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is currently inactive and we have no plans regarding this subsidiary.

For the 12 months ended December 31, 2009, EnFacet had no material assets, no revenues and no expenses.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company.  Globalfare is currently inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2009, Globalfare.com had no assets, no revenues and no expenses.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is currently inactive and we currently have no plans regarding this subsidiary or its technology.

For the 12 months ended December 31, 2009, Pointmail.com had no assets, no revenues and no expenses.

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

As of December 31, 2009, all of the iNet investments and advances paid for royalties were fully reserved.  There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2009.

TranStar Systems, Inc.

 TranStar Systems, Inc. (“TranStar”), based in Claremont, California, is a systems integrator and consulting firm that is establishing an e-business platform. That platform is mainly focused on multiple-application smart card based solutions for credit, debit, payroll debit cards and other high volume informational transactions with a large customer base.  We are entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity, although no royalties have been received from TranStar as of April 14, 2010.  Although TranStar put its smart card and payroll debit card business on hold in 2009, we have a distribution agreement with the President of TranStar to market our products, including emPath®.

Strategic Alliances and Software Distributors

InfiniTek Corporation.  In July 2008, InfiniTek Corporation (“InfiniTek”), which is a Microsoft Dynamics NAV distributor, entered into consulting and distribution agreements with the Company and its subsidiaries.  Microsoft Dynamics NAV (formerly Navision) is a complete enterprise resource planning (ERP) solution that is an integrated financial, manufacturing, supply chain management, sales and marketing, project management, and human resources product. Under the consulting agreements, InfiniTek was to provide software application and development services to us, including the development of a product called “NavPath” which is an integration tool to connect emPath® to Navision. InfiniTek was also to provide marketing services on behalf of Taladin for the FLSA (Fair Labor Standards Act) compliant payroll product. In addition, NOW Solutions and InfiniTek entered into a distribution agreement whereby InfiniTek was authorized on a non-exclusive basis to market NOW Solutions’ emPath® HR/Payroll product in the United States.  In November 2009, a dispute that had arisen between InfiniTek and the Company was not resolved and we sued InfiniTek on November 18, 2009. All agreements were cancelled except for the distribution agreement. Please see Legal Proceedings in Item 3 for more details.

Farias-Jett. In August 2008, NOW Solutions entered into a hosted service provider agreement with Farias-Jett for emPath® so that Farias-Jett can market emPath® for Small Business SaaS product to its existing customer base. In 2009, Farias-Jett was active in providing input and beta testing for this offering.

Emerald Software Group.  In February 2009, NOW Solutions entered into an agreement with Emerald to market its AllegroHR products with NOW Solutions’ emPath® Payroll/HRMS software solution and to sell it separately.  AllegroHR consists of onboarding and offboarding software solutions as well as staff service request and personnel action notices applications.  NOW Solutions can distribute AllegroHR under a private label version.  Throughout 2009, Emerald worked closely with the Company in utilizing emPath®’s web services to provide an integrated solution for emPath®’s first on-boarding customer.

Competition

We have substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security. In the realm of administrative software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg /Hewitt, Kronos, DLGL, Ultimate and SAP. Our competitors for emPath® for Small Business include ADP, Ceridian, and Quicken. Our competitors in the network security sector include Tripwire, McAfee, Symantec, Cisco, Computer Associates, and Microsoft. Our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material and adverse effect on our financial position, results of operations and cash flows.

Our ability to compete will also depend upon our ability to continually improve our products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.
2.	NOW Solutions has an outstanding customer support department that has supported for a number of years large complex entities, many of which are leaders in their respective industries.
3.	emPath®’s inherent strengths include its formula builder, the use of one single data base, and a strong, highly identifiable customer base it can reference.
4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

Strategic Overview

The Company’s product portfolio reflects a number of unique characteristics and advantages that have been developed or acquired over time. Yet until the final resolution of the litigation with Ross Systems, Inc. (“Ross”) in the fall of 2009, we were unable to devote our full resources to maximize the benefit of our various technologies. Currently, we are actively pursuing the strategy of (a) further developing the technologies owned by the Company and its subsidiaries and (b) combining all the technologies owned by the Company and its subsidiaries into viable products offerings.

The key components of our strategy are:

1.
A strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and users of emPath® for over 10 years for their payroll and human resource needs.

2.	A portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Development of compatible partners and acquisition or licensing of products that complement our existing offerings.

The software development leg of our strategy is twofold. The first lies in continuing to develop the ability to compete with the large ERP providers like SAP and Oracle in providing complex best-of-breed alternatives offerings at more cost effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as a SaaS offering that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to Federal government programs for cost savings.

One key to the success of our strategies is to leverage our core capabilities, by entering into co-marketing agreements with other companies, particularly those with best-of-breed products that complement our business units.  The objective is to enter into distinct co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particular target market. To supplement this approach, our business units will enter into agreements with each other where the opportunity exists to cross-promote/market their products. We are also identifying complementary products from third parties which we can private label and sell with our existing products or sell separately.

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

On March 22, 2010, we received a Notice of Allowance from the USPTO for a continuation patent of U.S. Patent No. 6,826,744.  Notice of Allowance means that all pending new claims have been approved for issuance in a patent.  The patent should issue within approximately three months and will increase the scope of the original patent by adding 32 new claims to the original 53 claims.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the Emily® XML Enabler Agent and the Emily® XML Broker.  In addition, we have also filed for a patent related to the Emily® XML scripting language. This patent application was published in February 2003 and is still pending.

Although we intend to protect our rights as described above, there can be no assurance that these measures will be successful.  Policing unauthorized use of our products and services is difficult and the steps taken may not prevent the misappropriation of our technology and intellectual property rights.  In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.  We seek to protect the source code of some of our products as trade secrets and as unpublished copyright works.  Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code.  We believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties.  There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or content of services or products or, if so asserted that any such claims will not result in litigation or require us to enter into royalty arrangements.

Regulatory Environment; Public Policy

In the United States and most countries in which we conduct our operations, we are generally not regulated other than pursuant to laws applicable to businesses in general and value-added services specifically.  In some countries, we are subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information.  Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Canada, Europe, Asia, Latin America or elsewhere could have a material adverse effect on our business, financial condition and operating results.  A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are now under consideration.  We are unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.

Employees

As of April 14, 2010, we had 26 full-time and 3 part-time employees, of which 26 are employed at NOW Solutions (17 are employed in the United States and 9 in Canada), and 11 consultants (7 in Brazil).  We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

While we had a profit of $3,504,538 for the year ended December 31, 2009 and a small profit of $195,333 for the year ended December 31, 2008, we have historically incurred losses. Our profit for the year ended December 31, 2009 was primarily due to our collecting the judgment awarded to us against Ross. Our profit for the year ended December 31, 2008 was primarily based on our settlement with Microsoft for the patent infringement lawsuit we initiated. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2009 and 2008.  This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern.  Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital and to achieve improved operating results.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations

The accompanying consolidated financial statements for the 12 months ended December 31, 2009 and 2008 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives.  Negative shareholders’ equity at December 31, 2009 was $21.6 million.  Additionally, at December 31, 2009, we had negative working capital of approximately $10.2 million (although it includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay For the Expenses of Our Operations

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily® technology products through licensing and development of viable products, other products for which we have marketing rights, as well as increased revenues from NOW Solutions products and the successful launch of our new solutions by our subsidiaries (such as emPath® for Small Business, PASS, and Priority Time), none of which can be assured.  Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations.  Such an event would likely result in a decline in our stock price.

Our Success Depends On Our Ability to Obtain Additional Capital

We have funding that is expected to be sufficient to fund our present operations for three months.  However, we will need significant additional funding in order to complete our business plan objectives.  Accordingly, we will have to rely upon additional external financing sources to meet our cash requirements.  Management will continue to seek additional funding in the form of equity or debt to meet our cash requirements.  Other than common stock in our subsidiaries, we do not have any common stock available to issue to raise money. However, there is no guarantee we will raise sufficient capital to execute our business plan.  In the event that we are unable to raise sufficient capital, our business plan will have to be substantially modified and operations curtailed or ceased.

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2009 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $10.2 million at December 31, 2009, which means that our current liabilities exceeded our current assets by approximately $10.2 million (although it includes deferred revenue of approximately $2.4 million).  Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on December 31, 2009 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control.  These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily® technology;
•	the demand for NOW Solutions’ emPath® product;
•	the demand for VHS’ PASS product
•	the demand for PTS’ Time and Attendance product
•	introduction of new products and services by us and our competitors;
•	costs incurred with respect to acquisitions;
•	price competition or pricing changes in the industry;
•	technical difficulties or system failures; and
•	general economic conditions and economic conditions specific to the Internet and Internet media.

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

Keeping Pace with Industry Changes.

We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments.   We must continue to expand our business models beyond traditional software licensing and subscription models, including, by way of example, use of “Software-as-a-Service” as an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

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

We May Have Difficulty Managing Our Growth and Integrating Recently Acquired Companies.

Our recent growth through acquisitions and licensing of new solutions, coupled with the development effort, has placed a significant strain on our managerial, operational, and financial resources.  To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.  Further, acquisition transactions are accompanied by a number of risks, including the following:

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

•	the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;
•	unanticipated expenses related to technology integration;
•	the maintenance of uniform standards, controls, procedures and policies;
•	the impairment of relationships with employees and customers as a result of any integration of new personnel; and
•	the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with acquisitions.  Our failure to address these risks could negatively affect our business operations through lost opportunities, revenues or profits, any of which would likely result in a lower stock price.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult for Investors to Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act.  Penny stocks are stocks:

•	With a price of less than $5.00 per share;
•	That are not traded on a recognized national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must have a price of not less than $5.00 per share); or
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

Item 2.  Properties

The Company and NOW Solution’s headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprises approximately 2,576 square feet.  In addition, NOW Solutions has offices at 6707 Brentwood Stair Rd., Suite 226, Fort Worth, Texas 76112, which comprises 1,703 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, Rio de Janeiro, Brazil, which comprises 1,200 square feet.  All of these locations are leased from third parties and the premises are in good condition.  We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them.  Our other subsidiaries may be reached through our Texas headquarters.

Item 3.  Legal Proceedings

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross on behalf of our subsidiary NOW Solutions in New York Supreme Court (the “Vertical Action”) in connection with the acquisition of certain assets of Ross for the recovery of unpaid maintenance fees due to NOW Solutions pursuant to an asset purchase agreement.  NOW Solutions claimed a total amount of approximately $3,562,000 and an offset against the $750,000 remaining on the purchase money note, plus other damages.  In conjunction with our claim, NOW Solutions withheld payment on the remaining $750,000 note, due in February 2003.

In March 2004, Ross sued NOW Solutions in the New York Supreme Court (the “Ross Action”) to collect the $750,000 note payable plus interest and attorneys’ fees.  On October 11, 2007 a judgment concerning the Vertical Action and the Ross Action was entered for NOW Solutions (the “Judgment”) in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment, which was affirmed by the appellate court.

On March 24, 2009, NOW Solutions applied for and received Ross’ cash deposit of $3,151,216 that was held by the New York City Department of Finance, which had accrued $133,424 in interest.  The net proceeds of the cash deposit collected by NOW Solutions were $873,444, after deducting $2,345,502 in outstanding attorneys’ fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit.

On September 15, 2009, NOW Solutions executed a settlement agreement with Ross in connection with the outstanding monies (accrued interest, attorney fees and expenses) owed by Ross to NOW Solutions.  Pursuant to the terms of the settlement agreement, Ross made a $390,468 payment to NOW Solutions and a $144,532 payment to the Internal Revenue Service (“IRS”) on behalf of the Company which is reported as part of the “Gain on settlement of litigation” in the consolidated statements of operations.  All litigation with Ross has been resolved.

In August 2004, Arglen obtained a default judgment against the Company for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we paid Arglen $60,000.  This matter has been resolved.

On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft.Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.  The proceeds from the license were included in revenue.

The IRS had a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005.  We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  In September 2009, the lien held by the IRS against us in the amount of $144,532 was satisfied.  This matter has been resolved.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees.  We issued the $75,000 note in connection with a settlement in October 2005 with PSM.  In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

On November 18, 2009, we sued InfiniTek for breach of contract and other claims when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. We attempted unsuccessfully to resolve the issue with InfiniTek via mediation. Our lawsuit was amended on March 30th and the distribution agreement has been cancelled.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.  Also, we in the future may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 4.  Reserved

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2009	$0.0290	$0.0160
Quarter Ended September 30, 2009	$0.0410	$0.0190
Quarter Ended June 30, 2009	$0.0260	$0.0180
Quarter Ended March 31, 2009	$0.0400	$0.0210

Quarter Ended December 31, 2008	$0.1050	$0.0220
Quarter Ended September 30, 2008	$0.08300	$0.0140
Quarter Ended June 30, 2008	$0.020	$0.0130
Quarter Ended March 31, 2008	$0.0200	$0.0120

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 4, 2010, there were approximately 1,804 holders of record of our common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options (2)	-	-	-
Warrants (3)	15,000,000	$0.020	-
Unvested Restricted Stock Awards (4)	683,333	$0.018	-
Total	15,683,333	$0.019	-

(1)
Other than individual agreements with employees, directors and third party consultants, we do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)	The Stock Option Plan expired December 15, 2009.

(3)
Warrants to purchase 15,000,000 shares of our common stock were issued to Robert Farias under three separate warrant agreements.  These warrants were cancelled pursuant to an agreement with Mr. Farias in March 2010.  For additional details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements. Other than individual agreements, we have not approved any equity compensation plan with regard to warrants.

(4)
The 683,333 shares of restricted stock that had not vested at December 31, 2009 were issued in connection with individual restricted stock agreements executed in 2007 with employees of the Company and NOW Solutions.  Of the 683,333 unvested shares at December 31, 2009, 416,667 have vested through April 14, 2010.

Dividends

We have outstanding Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis.  The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2009 and 2008.  Our Board of Directors did not declare and did not pay any dividends on our outstanding shares of Series A Preferred Stock or Series C Preferred Stock during 2009 or 2008 and has not declared or paid any dividends since 2001.  We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses.  Accordingly, we do not anticipate paying cash dividends on any of our capital stock in the near future.  For additional information concerning dividends, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2008, the Company and MRC amended the indemnity and reimbursement agreement (entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for additional shares pledged as collateral in connection with a $96,946 note.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

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

In January 2010, the Company and MRC amended the indemnity and reimbursement agreement (originally entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares pledged in November 2009 as collateral in connection with a $150,000 note.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company and Robert Farias entered into an agreement whereby Mr. Farias agreed to cancel warrants to purchase 15,000,000 common shares and $100,000 in debt and to waive his rights to convert 37,500 shares of our Series C Preferred Stock into 15,000,000 common shares in exchange for the Company’s transfer to Mr. Farias of 610,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Farias is an employee of VHS and a Director of NOW Solutions. For more details, please refer to Subsequent Events in Note 15 of the Notes to the Financial Statements.

In March 2010, the Company and MRC entered into an amendment of an indemnity and reimbursement agreement whereby the obligation to reimburse MRC with 10,000,000 common shares that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer to MRC of 300,000 shares of VHS Series A Preferred Stock owned by the Company.  MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.  For more details, please refer to Subsequent Events in Note 15 of the Notes to the Financial Statements.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer to Mr. Valdetaro of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer.  For more details, please refer to Subsequent Events in Note 15 of the Notes to the Financial Statements.

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

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing our results of operations, liquidity and capital resources.  The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes of Vertical and its subsidiaries included in Item 8 of this Report, and the cautionary statements and risk factors included in Item 1A of this Report.

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the year ended December 31, 2009, $30,870 of internal costs were capitalized.  During the year ended December 31, 2008, no costs were capitalized.

Revenue Recognition

Our revenue recognition policies are in accordance with standards on software revenue recognition, which includes guidance on revenue arrangements with multiple deliverables and arrangements that include the right to use of software stored on another entity’s hardware.

In the case of non-software arrangements, we apply the guidance on revenue arrangements with multiple deliverables and wherein multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting. We provide consulting services, primarily implementation and training services, to our clients using a time and materials pricing methodology. The Company prices its delivery of consulting services on a time and materials basis where the customer is either charged an agreed-upon daily rate plus out-of-pocket expenses or an hourly rate plus out-of-pocket expenses. In this case, the Company is paid fees and other amounts generally on a monthly basis or upon the completion of the deliverable service and recognizes revenue as the services are performed.

Software License.  We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software, the product license revenue is recognized upon the acceptance by the customer and consulting fees are recognized as services are performed.

Software licenses are generally sold as part of a multiple-element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform the consulting services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement, to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with SaaS. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers utilizing their own computer to access SaaS functionality are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon rate per employee. The revenue is recognized as the SaaS services are rendered each month.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts, for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We review delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up, estimate the amounts of potential losses.

Deferred Taxes

The Company records a valuation allowance to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information.  In the event management estimates that the Company will not be able to realize all or part of its net deferred tax assets in the foreseeable future, a valuation allowance is recorded through a charge to income in the period such determination is made.  Likewise, should management estimate that the Company will be able to realize its deferred tax assets in the future in excess of its net recorded assets, an adjustment to reduce the valuation allowance would increase income in the period such determination is made.

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of share-based payments, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.  See Note 11 of the Consolidated Financial Statements for a further discussion of stock-based compensation.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. An embedded derivative is a derivative instrument that is embedded within another contract, which under a convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance on derivative instruments, embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with the guidance on derivative financial instruments indexed to, and potentially settled in, a company’s own stock.  Based on this guidance, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

We adopted new accounting guidance on January 1, 2009 which required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. As of December 31, 2009, the Company has a derivative liability of $484,859 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of this standard did not have an impact on our consolidated financial statements.  See Note 5 of the Notes to the Financial Statements for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. There was no impact on our consolidated financial statements. See Note 5 of the Notes to the Financial Statements for more details.

Due to the acquisition of Priority Time Systems, Inc. (see Note 3 of the Notes to the Financial Statements), we implemented a new accounting standard that  changed the accounting for and reporting of minority interest (now called non-controlling interest) in the consolidated financial statements. The adoption of this standard has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying consolidated balance sheets. Additionally, net loss attributable to non-controlling interest is shown separately from net loss in the consolidated statements of operations.

Effective June 30, 2009, we implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements.  For a discussion of subsequent events, see Note 15 of the Notes to the Financial Statements.

Results of Operations

Year ended December 31, 2009 Compared To Year Ended December 31, 2008

Total Revenues.  We had total revenues of $5,399,812 and $8,257,987 for the years ended December 31, 2009 and 2008, respectively.  The decrease in total revenue was $2,858,175 for the year ended December 31, 2009, representing a 34.6% decrease compared to the total revenue for the year ended December 31, 2008.  The decrease in revenue was due to the sale of a one-time license for certain patents for $2,900,000 in 2008.  Excluding the impact of the one-time sale, revenues increased slightly by $41,825 or 0.5%.  Of the $5,399,812 and $8,257,987 total revenues for the years ended December 31, 2009 and 2008, respectively, $5,399,812 and $5,325,605 of such amounts was related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for new payroll and human resources (“HR”) software licenses and licenses fees for patents and technology we own.  The decrease in license and software revenue from 2008 to 2009 was $2,741,306, primarily due to licensing some of our patents in 2008 for a one-time license fee of $2,900,000.  We did increase licensing for our payroll and HR software in 2009 by adding a customer and selling additional licenses and modules to existing customers.

The software maintenance revenue is generated from existing customers of our payroll and HR software who continue to need or want tax updates, customer support, and software enhancements and fixes.  This revenue declined by $282,099 or 5.9% from the year ended December 31, 2008 to the same period in 2009.  The revenue decline is due to customers who no longer renew their maintenance and pricing pressure we experienced with customers with economic difficulties, partially offset by increases in the maintenance fees we bill our customers.

Consulting revenue for the year ended December 31, 2009 increased by $40,475 from the same period in the prior year, representing approximately a 9.8% increase.  This increase was due to the sale of payroll and HR software in 2009 for which the customer requested consulting support for implementation and training.  We also had more consulting work in 2009 due to the sale of additional modules of our payroll and HR software to existing customers who also requested consulting support for implementation.  Consulting revenues traditionally lag behind software license revenues, as the implementation of new software sales takes several months.

Hosting and SaaS revenue increased $46,452 or 50.8% for the year ended December 31, 2009 compared to the same period in 2008.  The increase is due to the effect of having existing customers from 2008 for a full year in 2009 and the effect of an additional customer in Canada.  This revenue stream is relatively new for us and we continue to refine our marketing and sales approach for customers who need this type of solution to their payroll and HR needs to increase this business.

Other revenues, consisting primarily of reimbursable travel expenses and fees related to user conferences, increased by $78,303 or 167.7% for the year ended December 31, 2009 compared to the same period for 2008.  The increase is mainly attributed to attendance fees charged for a NOW Solutions user conference held approximately every other year.

Cost of Revenues.  We had direct costs associated with the above revenues of $1,565,372 for the year ended December 31, 2009 compared to $1,159,319 for the same period of 2008, representing an increase of $406,053 or 35.0%.  These direct costs are primarily related to costs associated with providing customer support, professional services and the user conference.  The cost increases included the cost of the NOW Solutions user conference ($74,008), increased license fees to third party software vendors for software embedded in our products ($53,749), higher costs associated with the hosting and SaaS revenue ($39,272), and higher customer support costs due to an increase in salaries, fringe benefits and travel, as well as one-time costs associated with relocating the customer support offices ($164,789).  The remaining increase was primarily due to increased salary and fringe benefit expenses for our internal consultants and payments to third parties.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $4,886,583 and $6,435,651 for the years ended December 31, 2009 and 2008, respectively.  The total selling, general and administrative expenses for the year ended December 31, 2009 decreased by $1,549,068 compared to the selling, general and administrative expenses for the year ended December 31, 2008, representing approximately a 24.1% decrease.  The decrease was primarily due to non-recurring legal costs in 2008 of approximately $1,367,000 associated with the Microsoft settlement, a reduction in loan commitment fees and loan costs of approximately $44,000, net and lower salaries, benefits and travel costs associated with a reduction of one employee.  Higher costs related to obtaining the proceeds from the litigation settlement with Ross offset part of the lower costs, and were one-time costs in 2009 of approximately $76,800.

Bad Debt Expense.  We had bad debt recovery for 2009 of $124,642 compared to bad debt expense of $13,820 in 2008.  The recovery was due to the adjustments to the trade receivables bad debt allowance due to collections of receivables from 2007 and 2008 during the year ended December 31, 2009.  These collections of past-due accounts receivable resulted in the adjustment in 2009.

Gain on Settlement of Trade Payables.  In July 2009, we settled an outstanding trade payable with a law firm by purchasing all the outstanding uncollected receivables of the firm from the bankruptcy trustee.  The $121,020 gain on the settlement in 2009 was the net of the open outstanding payable, less the purchase price.  A third party law firm represented us in this matter.  In 2008, we had a one-time gain on settlement of trade payables of $514,518 for the year ended December 31, 2008.  The gain was a result of our review of trade payables for those items in which the statute of limitations had been exceeded and no legal liability existed.  Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments.  For those payables that met all the above requirements, we removed the liability and recorded the gain on settlement as required under FASB ASC860 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Operating Income (Loss).  We had an operating loss of $848,104 for the year ended December 31, 2009 compared to operating income of $1,105,940 for the year ended December 31, 2008, a decrease of $1,954,044.  Excluding the impact of the one-time Microsoft settlement that provided $1,533,000 of operating income for the year ended December 31, 2008, operating income in 2008 would have been an operating loss of approximately $427,060.  The remaining decline in operating income was due to the small increase in revenues (excluding the Microsoft revenue), higher cost of revenues, lower selling general and administrative costs (excluding the impact of the Microsoft revenue), and lower bad debt expenses.

Loss on Derivative Liability.  We have existing derivative liabilities related to common stock loaned to the Company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants.  This liability is adjusted each quarter for changes in the market value of the Company’s stock and other items that impact the valuation of the derivatives.  In general, as our stock price increases, the derivative liability increases, resulting in a loss.  As our stock price decreases, the derivative liability decreases, resulting in a gain.  The loss on derivative liability was $51,190 and $38,530 for the years ended December 31, 2009 and 2008, respectively.  In March 2010, subsequent to the balance sheet date, we negotiated agreements with the two executives and one of the holders of warrants and some of our outstanding Series C 4% Convertible Cumulative Preferred stock that will eliminate the associated derivative liabilities for these financial instruments that are convertible into our common stock.  For more details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements.

Interest Expense. We had interest expense of $538,683 and $874,635 for the years ended December 31, 2009 and 2008, respectively.  Interest expense decreased for the year ended December 31, 2009 by $335,952, representing a decline of approximately 38.4%, compared to interest expense for the year ended December 31, 2008.  The decrease was the result of paying down the principal on certain loans and lower amounts of default interest on debt in technical default, most of which was paid in full in 2009.

Gain on Settlement of Litigation.  On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The stay was vacated by operation of law after the judgment was affirmed by the New York, Appellate Division on February 11, 2009.  On September 24, 2009, we received the final settlement from Ross of $535,000 for additional interest and legal fees incurred to respond to their appeal.  The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed that was also written off.  However, that receivable had been fully reserved, so there was no income impact from the write-off of the receivable.

Interest Income.  As a result of the award from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which is reflected as interest income for the year ended December 31, 2009.  Interest income for the year ended December 31, 2008 was $2,558, and was related to bank interest earned on the net proceeds from the Microsoft settlement.

Net Income. We had net income of $3,504,538 and $195,333 for the years ended December 31, 2009 and 2008, respectively. The net income for 2009 was due to the factors discussed above, but the primary drivers for the income were the gain on settlement of the Ross litigation of $4,799,093 and the associated interest income of $133,424.  Net income for 2008 was also impacted by one-time items including the Microsoft settlement and the gain on settlement of trade payables.  Excluding the impact of these one-time items for the years ended December 31, 2009 and 2008, we would have had a net loss of $1,549,149 and $1,852,185, respectively.  The recurring improvement is related to the items discussed above, but is essentially the impact of higher cost of revenues, lower selling general and administrative expenses, the improvement in bad debt expense and the reduction in interest expense.

Dividend Applicable to Preferred Stock.  The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2009 and 2008, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year.  The Company did not declare or pay any dividends in 2009 or 2008.

Net Income (Loss) Applicable to Common Stockholders.  We had net income attributed to common stockholders of $2,916,538 and a net loss applicable to common stockholders of $392,667 for the years ended December 31, 2009 and 2008, respectively. Net income applicable to common stockholders for the year ended December 31, 2009 increased by $3,309,205 compared to the net loss applicable to common stockholders for the year ended December 31, 2008. The increase in the net income applicable to common stockholders was due to the combination of factors described above in “Net Income.”

Net Income (Loss) Per Share.  The Company had a net income per share of $0.00 and a net loss per share of $0.00 for the years ended December 31, 2009 and 2008, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2009, we had non-restricted cash-on-hand of $229,738 compared to $255,774 at December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2009 was $1,651,116 compared to $445,379 for the year ended December 31, 2008.  We collected cash from our customers totaling $5,175,342 and cash from litigation settlement of $3,819,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,497,239, attorney fees of $847,868, professional fees and third party consultants of $493,265, interest expense of $1,071,381, taxes (including sales tax and VAT) of $377,389, and other regular trade payables of $1,056,724.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2008, we lost several software maintenance contracts and renegotiated pricing for maintenance with a few customers experiencing economic difficulties in 2009, resulting in a decline in our maintenance revenue.  At December 31, 2009 we were able to increase pricing on maintenance contracts and keep our existing maintenance clients, allowing our deferred maintenance revenue (a liability) to increase slightly from $2,359,394 to $2,404,681.

Our accounts receivable increased from $277,592 at December 31, 2008 to $783,219 at December 31, 2009 (net of allowance for bad debts).  The increase in receivables of $505,627 was due to our ability to keep most of our software maintenance clients that are billed near year-end, the billing for new software licenses in December 2009 ($195,010) and the reduction in the allowance for bad debt ($282,687).

Accounts payable and accrued liabilities declined from $7,354,544 at December 31, 2008 to $6,397,578 at December 31, 2009.  The decline of $956,966 was due to writing off a payable purchased from the bankruptcy trustee of $121,020 and utilizing some of the proceeds from the Ross litigation to pay past due payables to attorneys and other vendors who had not been paid on a more current basis, as well as liabilities we were contractually obligated to pay from the proceeds of the Ross litigation settlement.  The balance in accounts payable and accrued liabilities is over 8 times the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2009 was $78,016, consisting of the purchase of equipment and software and a 90% interest in Priority Time Systems, whose business is developing timekeeping software to be sold either as a stand-alone module or as a module of NOW Solutions’ payroll and HR software product.

Net cash used in financing activities for the year ended December 31, 2009 was $1,357,262, consisting of repayments of notes payable of $1,677,262 and issuance of new notes payable of $320,000.  Most of the funds used to repay these notes payable came from the Ross settlement proceeds.

The total change in cash and cash equivalents for the year ended December 31, 2009 when compared to the year ended December 31, 2008 was a decrease of $26,036.

As of the date of the filing of this Report, we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms.  Therefore, we need to raise additional funds through selling securities, obtaining loans, renegotiating the terms of our existing debt and/or increasing sales of our products and services.  Our inability to raise such funds or renegotiate the terms of our existing debt will significantly jeopardize our ability to continue operations.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/09	2010	2011	2012	2013	2014+

Notes payable	$3,421,841	$1,956,756	$181,835	$126,730	$143,500	$1,013,020

Convertible debts	40,000	40,000	-	-	-	-

Operating lease	484,730	87,881	89,176	91,222	93,269	123,182

Total	$3,946,571	$2,084,637	$271,011	$217,952	$236,769	$1,136,202

Of the above notes payable of $3,421,841, the default status is as follows:

	2009	2008

In default	$2,670,051	$3,039,754
Current	751,790	2,315,655

Total Notes Payable	$3,421,841	$5,355,409

For an update on the refinancing of the notes payable since fiscal year-end, please refer to “Subsequent Events” under Note 15 of the Notes to Consolidated Financial Statements.

Going Concern Uncertainty

While we had a profit of $3,504,538 for the year ended December 31, 2009 and a small profit of $195,333 for the year ended December 31, 2008, we have historically incurred losses. In addition, we had a working capital deficit of approximately $10.2 million at December 31, 2009.  The foregoing raises substantial doubt about our ability to continue as a going concern.

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

Furthermore, we are exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. We are proceeding to license our intellectual property to third parties.  In July 2008, the Company and Microsoft settled our lawsuit for patent infringement (for more details, see Item 3, “Legal Proceedings” and “Internet Core Technologies under Item 1, “Business”). The exact results of our opportunities to license our intellectual to other parties are unknown at this time.

Off-Balance Sheet Arrangements.

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2009 and 2008, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:
-	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

-	There is a lack of sufficient accounting staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2009:

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

o
Financial statements closing process – There was a material weakness in the process of closing and consolidating our financial statements which resulted from the fact that the process is manual and two of our entities have functional currencies that are not the US Dollar.  This translation to US Dollars is also manual and does not have reporting that allows for detailed review of each account.  Although our chief financial officer performs much of this process (starting with processing the trial balance, through the evaluation and implementation of policies and accounting issues), the complete production of consolidated financial statements is not reviewed in detail by anyone else.

o
Treasury and cash process – There was a material weakness in the sub-process of debt management which resulted from the fact that our chief financial officer manages, evaluates, records and discloses all matters which relate to debts, debt issuance and renegotiation expenses, interest, etc., and the work of our chief financial officer is not reviewed in detail by anyone else.  Further, our chief financial officer relied upon financial reporting consultants as it relates to the accounting for loan renegotiation and loan termination costs.

o
Equity instruments – There was a material weakness in the sub-process related to evaluating debt and equity instruments with conversion privileges to determine whether or not the instruments had embedded derivative components.  There was a material weakness in the sub-process related to evaluating certain equity instrument transactions and the accounting treatment for these non-standard transactions.  Both of these resulted from the fact that our chief financial officer relies heavily upon financial reporting consultants as it relates to derivative and non-standard equity transactions.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2009, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

o
We have implemented a new accounting system effective January 1, 2009 that allows for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency.  Although the system eliminates many of the manual steps in translation and consolidation, many of the steps continue to be manual.  This system also allows for some automation for recording software maintenance revenue and the recording of the deferred revenue liability account.  This automation improves the accuracy of these accounts and is no longer considered a material weakness.

o
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above).  This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions. In January 2010, we contracted with a consulting firm to assess our internal controls over financial reporting and propose improvements that can be implemented given our size and number of employees.

o
Improving the segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts. This improvement is expected to come based on recommendations from the consulting firm assessing our internal controls over financial reporting.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	66	President, Chief Executive Officer and Director	10 years
William K. Mills	51	Secretary and Director	10 years
David Braun	50	Chief Financial Officer	3 years

Richard S. Wade, President, Chief Executive Officer and Director, Chairman and Director of NOW Solutions

Richard S. Wade is President, CEO and Chairman of the Board of the Company and has been a director since October 1999.  Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now the Company in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications.  Prior to these executive positions, Mr. Wade spent over 10 years with Duty Free Shoppers, Inc., culminating in his attaining the positions of president of their Mid-Pacific Division and then president of their U.S. Division.  Prior to that, Mr. Wade was a CPA and staff auditor with Peat, Marwick & Mitchell.  Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, and financial matters.  The breadth of Mr. Wade’s managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Wade earned his Bachelor of Science in Accounting at Brigham Young University, a Master of Science in Business Policy from Columbia University Business School and received a certificate of recognition from the government of Guam.

William K. Mills, Secretary and Director

William K.  Mills has been a director since December 2000.  Mr. Mills is a founding partner of Parker Shumaker Mills, LLP (formerly Parker Mills, LLP) where he specializes in complex commercial business representations, including transactional and litigation matters, such as legal malpractice, intellectual property and general corporate and governmental representations since 1995.  Between 1991 and 1994, Mr. Mills was a senior attorney and partner with Lewis, D’Amato, Brisbois & Bisgaard, prior to which he was a senior attorney with Radcliff & West from 1989 to 1991, senior associate with Buchalter, Nemer Fields & Younger from 1987 to 1991 and an attorney with Daniels, Baratta & Fine from 1982 to 1987.  Mr. Mills holds a J.D. from UCLA Law School and an A.B. in American Government from Harvard College.  Active in professional and community organizations, Mr. Mills has served as General Counsel to the California Association of Black Lawyers, a member of the Los Angeles County Bar Judicial Appointments Committee, and a Board Member of the John M. Langston Bar Association.  Mr. Mills has also served on the boards of the Didi Hirsch Mental Health Foundation, the United Way’s Los Angeles Metropolitan Region Board, the Los Angeles City Ethics Commission, and the Los Angeles County Judicial Procedures Commission.  The breadth of Mr. Mills’ professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

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

Jamie Patterson, Director of Software Development

Mr. Patterson joined the Company in 2006, originally as the Quality Assurance Manager, after working as an independent contractor for the company for three years. In 2000, he joined the Hewlett-Packard Company as a Research and Development Software Engineer.  From 1992 to 2000 he worked for Ross Systems starting as a Support Analyst in the Customer Support Department. In 1993 he began developing software in the Integration Services department and Product Development department.  Prior to Ross Systems, he worked as an IT engineer and software developer supporting a payroll application.  Mr. Patterson is a graduate of University of Texas at Arlington with a Masters of Computer Science and Engineering degree and from the University of Washington with a B.S. in Civil Engineering.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2009.

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

Board of Directors Meetings and Subcommittees.

Meetings.  Our Board of Directors held several meetings during the fiscal year ended December 31, 2009. All board actions were completed through unanimous written consents.

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

Shareholder Communication.  We communicate regularly with shareholders through press releases, as well as annual, quarterly, and current (Form 8-K) reports. Our Chief Executive Officer addresses investor concerns on an on-going basis.  Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to our Chief Executive Officer at 101 W. Renner Road, Suite 300, Richardson, TX 75082.

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009 and 2008 to our highest paid executive officers and employees, who were employed by us during 2009.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.  Except as set forth below, no other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade,(1)	2009	$300,000	(1)	-	-	-	-	-	-
President and Chief	2008	$300,000		-	-	-	-	-	-
Executive Officer
				-	-		-	-	-
David Braun	2009	$130,000		-	-		-	-	-
Chief Financial Officer	2008	$130,000		-	-		-	-	-

Luiz Valdetaro, (2)	2009	$150,000		-	-	-	-	-	-
Chief Technology	2008	$150,000		-	-	-	-	-	-
Officer

James Salz (3)	2009	$110,000		-	-	-	-	-	-
Corporate Counsel	2008	$107,500		-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2009 or 2008.

(1)	Mr. Wade deferred $25,000, $150,000, $150,000, $154,097, $47,218, $155,270 and $300,000 of his salary in 2008, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Mr. Valdetaro deferred $23,750, $25,000, $50,269, $86,766, $150,000, and $137,500 of his salary in 2007, 2006, 2005, 2004 2003, and 2002, respectively.

(3)	Mr. Salz deferred $48,345, $55,000 and $58,333 of his salary in 2004, 2003, and 2002 respectively.

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

Employment Agreements with Executive Officers

In December 2001, we executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company.  The agreement currently renews on annual basis unless terminated by either party.  Under the agreement, Mr. Wade receives an annual base salary of $300,000.  Mr. Wade is also entitled to an annual bonus from a bonus pool for executives equal to 5% of our taxable income (without deduction for depreciation).  Mr. Wade’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool.  In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term.  In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term.  Mr. Wade deferred $25,000 of his salary in 2008.

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2009)
Option Awards(1)						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Braun Chief Financial Officer (2)	-	-	-	-		266,667	-	-

(1)
In December 2009, a stock option plan (the “Stock Option Plan”) whereby we could grant both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options, expired.

(2)
Pursuant to a restricted stock agreement with the Company, Mr. Braun, the CFO of the Company, was issued 800,000 unregistered shares of our common stock (at a fair market value of $16,800 in March 2007 based upon the total number of shares granted and the share price on the date of the grant), vesting over three years in three equal installments, of which 533,333 shares had vested at December 31, 2009.  As of April 14, 2010, all shares have vested.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

Stock Option Plan. The Stock Option Plan, whereby we were able to issue up to 50,000,000 shares (adjusted post stock split) has expired. We issued no stock options to any employees or any other parties in 2009 and do not have any stock options outstanding.

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

Director Compensation

The below table provides compensation for all non-employee directors in 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)		($)	($)	($)	(#)	($)

William Mills	30,000		(1)	-	-	-	-	30,000

(1)
In February 2008, we issued 250,000 shares of our common stock to Mr. Mills pursuant to a restricted stock agreement which provided for vesting at 1 year.  All of these shares had vested at December 31, 2009.  .

Narrative Disclosure to Director Compensation Table

No options or warrants were granted as director compensation during the fiscal years ended 2008 or 2009.  Non-employee directors are entitled to receive $2,500 per month in 2008 and 2009.  Mr. Mills was issued 250,000 shares of our common stock in February 2008.  All of these shares have vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 14, 2010, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock.  The table also shows the beneficial ownership of our stock by all directors and executive officers as a group.  The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock.  The percentages are based on 998,935,151 shares of common stock outstanding as of April 14, 2010, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 14, 2010.

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

(2)
Includes 88,870,050 shares owned by MRC, a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee.  MRC pledged 10,000,000 shares of our common stock as collateral on a $25,000 note issued in August 2002.  MRC pledged 4,000,000 and 3,000,000 shares of our common stock as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by us in November 2003.  MRC pledged 5,000,000 shares of our common stock as collateral on a $200,000 note issued in October 2006 to Mr. Weber.  Also in October 2006, MRC pledged 5,000,000 shares of our common stock as collateral on a $215,000 note issued by NOW Solutions to us and assigned to Mr. Weber in October 2005.  MRC pledged 10,000,000 shares of our common stock as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006. MRC pledged 3,000,000 shares of our common stock as collateral on a $96,946 note issued in February 2008 to a third party lender.   In November 2008, the lender sold 1,500,000 shares for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees and the remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, we are currently obligated to reimburse MRC with 1,309,983 common shares.  In March 2010, the Company and MRC entered into an amendment of an indemnity and reimbursement agreement whereby the obligation to reimburse MRC with 10,000,000 common shares that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer of 300,000 shares VHS Series A Preferred Stock owned by the Company to MRC. For more details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

(3)
Includes 250,000 shares of our common stock issued in February 2008 by us to Mr. Mills pursuant to a restricted stock agreement in connection with services as a director and officer of the Company.  All of these shares have vested

.
(4)
Includes 800,000 shares of our common stock issued in March 2007 by us to Mr. Braun pursuant to a restricted stock agreement in connection with services as an officer of the Company.  All of these shares have vested.  Also includes 200,000 shares of our common stock that were issued pursuant to a restricted stock agreement that vested in 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In February 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, the Company became obligated to reimburse MRC with 1,309,983 shares in November 2009 (within 1 year of the sales of the pledged shares).  For additional details on the $96,946 note and the pledge of stock, please see “Notes Payable” under Note 8 in the Notes to Consolidated Financial Statements.

In May 2008, Robert Farias assigned the rights to PASS to us pursuant to an agreement, which was sublicensed to VHS. VHS and Farias-Jett, a sole proprietorship of Mr. Farias, entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In October 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias.  Also in October 2008, NOW Solutions entered into a hosted service provider agreement with Robert Farias for emPath®. Robert Farias is an employee of VHS and a director of NOW Solutions.

In February 2009, Robert Farias notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  In March 2010, the Company and Robert Farias entered into an agreement whereby Mr. Farias agreed to cancel warrants to purchase 15,000,000 common shares and $100,000 in debt and to waive his rights to convert 37,500 shares of our Series C Preferred Stock into 15,000,000 common shares in exchange for the Company’s transfer to Mr. Farias of 610,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Farias is an employee of VHS and a Director of NOW Solutions.  For more details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements.

In December 2009, we entered into a settlement agreement and stipulated judgment with PSM in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).   For additional details, please see “Litigation” under Note 14 in the Notes to the Consolidated Financial Statements.

In January 2010, the Company and MRC amended the indemnity and reimbursement agreement (originally entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares pledged in November 2009 as collateral in connection with a $150,000 note.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company and MRC entered into an amendment of an indemnity and reimbursement agreement whereby the obligation to reimburse MRC with 10,000,000 common shares that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer to MRC of 300,000 shares of VHS Series A Preferred Stock owned by the Company.  MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.  For more details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer.  For more details, please refer to “Subsequent Events” in Note 15 of the Notes to the Financial Statements.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC Bulletin Board System.  For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules.  At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees.  The Company’s Board of Directors has determined that, of the Company’s present directors, William Mills, constituting one of the two members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Richard Wade is not an “independent director” since he serves as executive officer of the Company.  In reaching its conclusion, the Board determined that Mr. Mills does not have a relationship with the Company that, in the Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director, nor does Mr. Mills have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify him from being considered an independent director.

Currently, Mr. Richard Wade serves as both Chairman of the Board and Chief Executive Officer.  As noted above, Mr. William Mills is the sole independent director and Mr. Mills has not taken on any supplemental role in his capacity as director.  It is anticipated that additional independent directors may be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

The Company’s Board of Directors is of the view that the current leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business.  Such review is conducted in concert with the Company’s in-house legal staff, and is supplemented as necessary by outside professionals with expertise in substantive areas germane to the Company’s business.  With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $123,750 and $167,815 for the audit of our annual financial statements for 2009 and 2008, which included the reviews of the financial statements in our Forms 10-QSB for the applicable fiscal years.

Tax Fees.  The principal accounting firm of MaloneBailey did not provide any tax services in 2009 and 2008.  The aggregate fees billed in the fiscal years ended 2009 and 2008 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $18,872 and $22,100. In addition, BDO Dunwoody LLP in Toronto billed $8,851 and $12,592 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2009 and 2008, respectively.  Dickstein Shapiro Moran & Oshinsky LLP billed $26,482 and $28,842 and for tax advice and tax planning for the years ended 2009 and 2008, respectively

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2009 and 2008.

PART IV

Item 15.  Exhibits And Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 14, 2006

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB filed on April 14, 2006

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB filed on April 14, 2006

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB filed on April 14, 2006

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB filed on April 14, 2006

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on April 14, 2006

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 14, 2006

4.5	Form of Warrant	Provided herewith

4.6	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-KSB filed on April 14, 2006

10.1	1999 Stock Option Plan of the Company	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB filed on April 14, 2006

10.2	Promissory Note, dated August 30, 2002, between the Company and a third party lender	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB filed on April 17, 2007

10.3	Form of Debenture	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB filed on April 17, 2007

10.4	Employment Agreement as of December 1, 2001 between the Company and Richard Wade	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 17, 2007

Exhibit No.	Description	Location

10.5	Letter Payout Agreement, dated August 24, 2004 entered into by the Company.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 31, 2005

10.6	Form of Agreed Judgment	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 31, 2005

10.7	Settlement Agreement and Promissory Note, dated October 19, 2005 between the Company and Parker Mills Morin, LLP	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed on April 14, 2006

10.8	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006

10.9	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 24, 2006

10.10	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 24, 2006

10.11	Agreement dated as of February 13, 2006 among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 24, 2006

10.12	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 24, 2006

10.13	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 24, 2006

10.14	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 24, 2006

10.15	Secured Term Promissory Note, dated October 27, 2006, in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-KSB filed on April 17, 2007

14.1	Code of Ethics	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 22, 2008

21.1	Subsidiaries of the Company	Provided herewith

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2010	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2010	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2010	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2010	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

April 14, 2010	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

April 14, 2010	By:	/s/ David Braun
David Braun
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 14, 2010	By:	/s/ Richard Wade
Richard Wade, Director

April 14, 2010	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Vertical Computer Systems, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Computer Systems, Inc. as of December 31, 2009 and December 31, 2008 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 14, 2010

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$229,738	$255,774
Accounts receivable, net of allowance for bad debts of $30,594 and $313,281	783,219	277,592
Employee receivables, net of allowance for doubtful accounts of $13,820	7,380	9,183
Prepaid expenses and other current assets	67,830	59,551

Total current assets	1,088,167	602,100

Property and equipment, net of accumulated depreciation of $967,520 and $1,024,064	30,973	59,311
Intangible assets	109,731	-
Deposits and other assets	12,533	19,705

Total assets	$1,241,404	$681,116

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,397,575	$7,354,544
Deferred revenue	2,404,680	2,359,394
Derivative liabilities	484,859	433,669
Current portion-convertible debentures	40,000	40,000
Current portion-notes payable	1,596,853	3,289,515
Current portion-notes payable to related parties	359,903	284,356
Total current liabilities	11,283,870	13,761,478

Non-current portion – notes payable	1,405,302	1,781,538
Non-current portion – notes payable to related parties	59,783	-

Total liabilities	12,748,955	15,543,016

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	350,000	350,000
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	10,051,098	10,051,098

Stockholders’ Deficit

Common stock: $.00001 par value, 1,000,000,000 shares authorized 998,251,818 and 995,668,482 shares issued and outstanding	9,983	9,957
Additional paid-in capital	18,630,472	18,535,965
Accumulated deficit	(40,155,719)	(43,660,257)
Accumulated other comprehensive income – foreign currency translation	(40,537)	201,337

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,555,801)	(24,912,998)

Noncontrolling interest	(2,848)	-
Total stockholders’ deficit	(21,558,649)	(24,912,998)

Total liabilities and stockholders’ deficit	$1,241,404	$681,116

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008
Revenues

Licensing and software	$213,913	$2,955,219
Software maintenance	4,469,991	4,752,090
Consulting services	453,027	412,552
Hosting and Software as a Service	137,893	91,441
Other	124,988	46,685

Total Revenues	5,399,812	8,257,987

Cost of Revenues	1,565,372	1,159,319

Gross Margin	3,834,440	7,098,668

Selling, general and administrative expenses	4,886,583	6,435,651
Depreciation and amortization	41,623	57,775
Bad debt (recovery) expense	(124,642)	13,820
Gain on settlement of trade payables	(121,020)	(514,518)

Operating expenses	4,682,544	5,992,728

Operating income (loss)	(848,104)	1,105,940

(Loss) on derivative	(51,190)	(38,530)
Gain on settlement of litigation	4,799,093	-
Interest income	133,574	2,558
Interest expense	(538,683)	(874,635)

Net income	3,494,690	195,333

Net loss attributable to noncontrolling interest	9,848	-
Net income attributable to Vertical Computer Systems, Inc.	3,504,538	195,333

Dividend applicable to preferred stock	(588,000)	(588,000)

Net income (loss) applicable to common stockholders	$2,916,538	$(392,667)

Basic and diluted loss per share	$0.00	$(0.00)

Basic weighted average common shares outstanding	997,572,824	994,476,951
Diluted weighted average common shares outstanding	1,003,039,623	994,476,951

Comprehensive income:
Net income	$3,494,690	$195,333
Translation adjustments	(241,874)	89,670
Comprehensive income	3,252,816	285,003
Comprehensive loss attributable to noncontrolling interest	9,848	-
Comprehensive income attributable to Vertical Computer Systems, Inc.	$3,262,664	$285,003
See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2007	991,485,149	$9,915	$18,474,591	$(43,855,590)	$111,667	$(25,259,417)

Issuance of restricted stock for services, net of cancellations	3,183,333	32	45,134	-	-	45,166

Shares issued in association with renegotiated notes payable	750,000	7	12,743	-	-	12,750

Shares issued for services	250,000	3	3,497	-	-	3,500

Other comprehensive income translation adjustment	-	-	-	-	89,670	89,670

Net income	-	-	-	195,333	-	195,333

Balances at December 31, 2008	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$(24,912,998)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2008	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$-	$(24,912,998)

Issuance of restricted stock for services, net of forfeitures	2,583,336	26	94,507				94,533

Noncontrolling interest from acquisition of Priority Time Systems, Inc.						7,000	7,000

Other comprehensive income Translation adjustment					(241,874)		(241,874)

Net income				3,504,538		(9,848)	3,494,690

Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008

Cash flows from operating activities:

Net income	$3,494,690	$195,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,623	57,775
Amortization of debt discount	16,812	22,416
Stock compensation	94,533	59,370
Shares issued for extended and renegotiated debt	-	12,750
Non-cash portion of gain on settlement of litigation	(1,112,877)	-
Loss on derivatives	51,190	38,530
Bad debt (recovery) expense	(124,642)	13,820
Gain on settlement of trade payables	(121,020)	(514,518)
Changes in operating assets and liabilities:
Accounts receivable	(380,985)	685,180
Receivable from officers and employees	1,803	2,411
Prepaid expense and other assets	(1,107)	(43,401)
Accounts payable and accrued liabilities	(354,190)	333,923
Deferred revenue	45,286	(418,210)
Net cash provided by operating activities	1,651,116	445,379

Cash flows from investing activities:
Acquisition of Priority Time Systems, Inc., net of cash received	(24,999)	-
Purchase of equipment	(53,017)	(36,378)
Net cash used in investing activities	(78,016)	(36,378)

Cash flows from financing activities:
Payment of notes payable	(1,677,262)	(411,477)
Proceeds from issuance of notes payable	320,000	37,160
Net cash used in financing activities	(1,357,262)	(374,317)

Effect of changes in exchange rates on cash	(241,874)	89,670
Net increase in cash and cash equivalents,	(26,036)	124,354
Cash and cash equivalents, beginning of period	255,774	131,420
Cash and cash equivalents, end of period	$229,738	$255,774

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions (“VIS”), all of which are inactive; Vertical Healthcare Solutions (“VHS”), OptVision Research, Inc. (“OVR”),Taladin, Inc. (“Taladin”), Government Internet Systems, Inc. (“GIS”), Priority Time Systems, Inc. (“PTS”) a 90% owned subsidiary, all entities with minor activities and NOW Solutions, Inc. (“NOW Solutions”). To date, we have generated revenues primarily from software licenses, consulting fees and maintenance agreements from NOW Solutions, our 100% owned subsidiary, and patent licenses from Vertical Computer Systems, the parent company.

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

Revenue Recognition

Our revenue recognition policies are in accordance with standards on software revenue recognition, which includes guidance on revenue arrangements with multiple deliverables and arrangements that include the right to use of software stored on another entity’s hardware.

In the case of non-software arrangements, we apply the guidance on revenue arrangements with multiple deliverables and wherein multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting. We provide consulting services, primarily implementation and training services, to our clients using a time and materials pricing methodology. The Company prices its delivery of consulting services on a time and materials basis where the customer is either charged an agreed-upon daily rate plus out-of-pocket expenses or an hourly rate plus out-of-pocket expenses. In this case, the Company is paid fees and other amounts generally on a monthly basis or upon the completion of the deliverable service and recognizes revenue as the services are performed.

Software License.  We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software, the product license revenue is recognized upon the acceptance by the customer and consulting fees are recognized as services are performed.

VERTICAL COMPUTER SYSTEMS, INC.

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform those. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time.  We generate revenue from SaaS as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with SaaS. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers, utilizing their own computer to access the SaaS functionality, are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon monthly rate per employee. The revenue is recognized as the SaaS services are rendered each month.

VERTICAL COMPUTER SYSTEMS, INC.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives is determined primarily by the Black-Scholes option pricing model and the Lattice model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance on derivative instruments, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with the guidance on derivative financial instruments indexed to, and potentially settled in, a company’s own stock. Based on this guidance, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2009 and 2008, there was no impairment of long-lived assets due to the minimal value of such assets.

Stock-based Compensation

We account for share-based compensation in accordance with the provisions of share-based payments, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $30,594 and $313,281 as of December 31, 2009 and 2008, respectively.

Included in our allowance for doubtful accounts in 2008 is a full reserve for a $110,085 receivable related to an amount due from Ross (see the Litigation section under Note 14).

VERTICAL COMPUTER SYSTEMS, INC.

Income Taxes

We provide for income taxes in accordance with the asset and liability method of accounting for income taxes.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2009 and 2008.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,916,538	997,572,824	$0.00	$(392,677)	994,476,951	$(0.00)

Effect of dilutive securities
Warrants & Restricted Stock	-	5,466,799	0.00	-	-	-

Diluted EPS	$2,916,538	1,003,039,623	$0.00	$(392,677)	994,476,951	$(0.00)

As of December 31, 2009, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 73,976,565 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities.  See Note 5 – Derivative instruments and fair value measurements for additional information.

VERTICAL COMPUTER SYSTEMS, INC.

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

Cash Reimbursements

We record reimbursement by our customers for out-of-pocket expense as part of consulting services revenue in accordance with the guidance related to income statement characterization of reimbursements received for out of pocket expense incurred.

Recently Issued Accounting Pronouncements

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

We adopted new accounting guidance on January 1, 2009 which required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. As of December 31, 2009, the Company has a derivative liability of $484,859 related to the outstanding warrants, convertible debt and stock derivative liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of this standard did not have an impact on our consolidated financial statements.  See Note 5 for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. There was no impact on our consolidated financial statements. See Note 5 for more details.

VERTICAL COMPUTER SYSTEMS, INC.

Due to the acquisition of Priority Time Systems, Inc. (see Note 3), we implemented a new accounting standard that  changed the accounting for and reporting of minority interest (now called non-controlling interest) in the consolidated financial statements. The adoption of this standard has resulted in the classification of non-controlling interest to a separate component of stockholders’ equity on the accompanying consolidated balance sheets. Additionally, net loss attributable to non-controlling interest is shown separately from net loss in the consolidated statements of operations.

Effective June 30, 2009, we implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our consolidated financial statements. We evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements.  For a discussion of subsequent events, see Note 15.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2009 and 2008 have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at December 31, 2009 was $21.6 million. Additionally, at December 31, 2009, we had negative working capital of approximately $10.2 million (although it includes deferred revenue of approximately $2.4 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3.  Acquisition

On June 15, 2009, we purchased 90% of the common stock of Priority Time Systems, Inc. (“PTS”), a Nevada corporation, from a shareholder of PTS.  The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price as a note payable to be paid in equal monthly installments over a 12-month period beginning in August 2009.  In connection with the agreement, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009.  To secure our purchase of the PTS stock, we pledged these shares of PTS stock purchased to the selling shareholder.  In addition, we also entered into a shareholder agreement with the other shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the shares representing 90% of the common stock of PTS.  Under the terms of the shareholder agreement, the purchase price will consist of a cash payment equal to the pro-rata number of shares of stock owned by the other shareholder (relative to the total number of shares of common stock issued by PTS) multiplied by 300% of PTS’s gross revenues for the previous 12 calendar months prior to the date that we provide written notice of our intention to purchase these shares from the other shareholder.  The shareholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.

The related purchase price was allocated to identifiable assets acquired and liabilities assumed as follows:

Software in development	$70,000
Noncontrolling interest	(7,000)

Total net assets acquired	$63,000

VERTICAL COMPUTER SYSTEMS, INC.

Note 4. Related Party Transactions

In April 2008, the obligation to issue Luiz Valdetaro 2,000,000 common shares within one year and to pay for any related costs came due.  This obligation was in connection with an indemnity and reimbursement agreement concerning the transfer by Luiz Valdetaro, on behalf of the Company, of 2,000,000 shares of our common stock owned by him to Tara Financial in exchange for waiving the defaults and extending the payment terms on notes payable to Tara of $438,795, $350,560, $955,103 and $450,000. Mr. Valdetaro is our Chief Technology Officer. For transactions concerning this related party after December 31, 2009, please see "Subsequent Events" under Note 15.

In April 2008, the obligation to issue Mr. Valdetaro 1,000,000 common shares within one year and to pay for any related costs came due.  This obligation was in connection with an indemnity and reimbursement agreement concerning the transfer by Mr. Valdetaro, on behalf of the Company, of 1,000,000 shares of our common stock owned by him to Clark Consulting Services (“CCS”) in connection with a $40,000 loan from CCS. For transactions concerning this related party after December 31, 2009, please see "Subsequent Events" under Note 15.

In April 2008, the obligation to issue to Mountain Reservoir Corporation (“MRC”) 10,000,000 common shares within one year and to pay for any related costs came due.  This obligation was in connection with an indemnity and reimbursement agreement concerning the transfer by MRC of 10,000,000 common shares to the Company. For transactions concerning this related party after December 31, 2009, please see "Subsequent Events" under Note 15.

In February 2008, MRC pledged 3,000,000 shares of our common stock to secure a $96,946 promissory note issued to a third party lender.   In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees.  The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender.  Of the 1,500,000 shares sold by the lender, we became obligated to reimburse MRC with 1,309,983 shares in November 2009 (within 1 year of the sales of the pledged shares).  For additional details on this $96,946 note and the pledge of stock, please see “Notes Payable” under Note 8.

In May 2008, Robert Farias assigned the rights to a “point-of-sale” software technology (“PASS”) to us pursuant to an agreement, which was sublicensed to VHS. VHS and Farias-Jett, a sole proprietorship of Mr. Farias, entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients.  In October 2008, VHS entered into a consulting agreement with Farias-Jett and an employment agreement with Mr. Farias.  Also in October 2008, NOW Solutions entered into a hosted service provider agreement with Robert Farias for emPath®. As of December 31, 2009 and 2008, we have an outstanding liability related to the above agreements of approximately $49,000 and $28,000, respectively.  Robert Farias is an employee of VHS and a director of NOW Solutions.

In February 2009, Robert Farias notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share. For transactions concerning this related party after December 31, 2009, please see “Subsequent Events” under Note 15.

In December 2009, we entered into a settlement agreement and stipulated judgment with PSM in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).   For additional details, please refer to the “Litigation” section under Note 14.

Note 5. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender (see Note 4).  1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. These loans were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under the above guidance.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

VERTICAL COMPUTER SYSTEMS, INC.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company (see Note 4). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed an agreement to replace the shares within one year. These loans were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

During 2002 and 2003, we issued convertible debentures with a conversion features based on the market value of the stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under the above guidance.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants and all other convertible debt to also be classified as derivative liabilities. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. As such, our derivative liabilities have been classified as Level 2.  To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price ($0.024), historical stock volatility (129%), risk free interest rate (1.14%) and derivative term (generally 0.25 years).

Fair value measurements

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis December 31, 2009
	Level 1	Level 2	Level 3
Liabilities
Warrants and convertible debentures	$-	$141,419	$-
Stock derivative – 13,000,000 shares	-	312,000	-
Stock derivative – 1,309,983 shares	-	31,440	-

VERTICAL COMPUTER SYSTEMS, INC.

Note 6. Property and Equipment

Property and equipment consist of the following:
	2009	2008

Equipment (3-5 year life)	$869,640	$952,403
Leasehold improvements (5 year life)	87,712	87,712
Furniture and fixtures (3-5 year life)	41,141	43,260

Total	998,493	1,083,375

Accumulated depreciation	(967,520)	(1,024,064)
	$30,973	$59,311

Depreciation expense for 2009 and 2008 was $41,623 and $57,775, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2009	2008

Accounts payable	$1,559,937	$2,004,944
Accrued payroll	2,117,394	2,153,786
Accrued payroll tax and penalties	387,651	571,005
Accrued interest	735,487	1,631,062
Accrued taxes	609,540	402,745
Accrued liabilities - Other	987,566	591,002

	$6,397,575	$7,354,544

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued liabilities – other primarily consists of accrued rent, board of director fees, unbilled professional and consulting fees, and other accrued expenses. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for prior years.  Accrued taxes primarily consist of unpaid sales and use taxes, VAT and other accrued taxes.

VERTICAL COMPUTER SYSTEMS, INC.

Note 8. Notes Payable and Convertible Debts

	December 31	December 31
	2009	2008

Third Party Notes Payable

Note payable issued by NOW Solutions to Ross, unsecured and bearing interest at 10%. In September 2007, the court awarded a judgment against Ross that exceeds this amount. As a result of the settlement of the Ross litigation, we wrote off the outstanding balance. Refer to the Litigation section under Note 14.	$-	$750,000

Note payable of $992,723 to Wolman Blair, PLLC dated November 30, 2005. The note is secured with the assets of NOW Solutions and bears a default interest rate of 18%. In April 2007, the Company prevailed in a lawsuit against Ross which they appealed. On March 24, 2009, NOW Solutions applied for and received Ross’ cash deposit after the original judgment was upheld. The cash deposit received was net of this note payable. The effect was that the note was settled upon receipt of the net judgment from Ross.	-	992,723

Note payable of $150,000 owed to SGP, dated February 13, 2006. The note bears interest at 12% per annum. The note was secured by all of the assets of NOW Solutions. During 2009, this note was paid in full from the proceeds of the Ross litigation. For additional details, please refer to the Litigation section under Note 14.	-	95,388

Note payable of $100,000 issued by Taladin to Mr. Weber, dated October 27, 2006. The note bears interest at 12% per annum. The note was secured by all of the assets of NOW Solutions. During 2009, this note was paid in full from the proceeds of the Ross litigation. For additional details, please refer to the Litigation section under Note 14.	-	60,630

Note payable of $40,000 due to CCS, bearing interest at 12% per annum, and due in July 2007. The note has been paid in full in 2009.	-	26,804

Notes payable issued to third parties unsecured and non-interest bearing. Of these notes, $58,000 and $42,000 were non-performing as of December 31, 2009 and 2008, respectively.	88,000	42,000

Notes payable issued to third parties in the aggregate principal amount of $448,158 bearing interest at rates between 10% and 13% per annum and unsecured. All these notes are in default or non-performing at December 31, 2009 and 2008.	376,522	385,572

Notes payable issued to third party lenders, bearing interest at 10% to 12% per annum, in an aggregate principal amount of $990,000. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $827,589 are in default or non-performing at December 31, 2009 and 2008.	977,589	827,589

Note payable of $450,000 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum and is due on February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. During 2009, pursuant to the terms of this note, we paid $212,111 from net proceeds of the Ross litigation toward this note.  For additional details on the Ross litigation, please refer to the Litigation section under Note 14. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion.  The note is secured by all of the assets of NOW Solutions and was in default at December 31, 2009.
	55,993	300,471

Note payable of $438,795 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum and is due on February 1, 2018 (the maturity date). The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”.	371,541	391,143

Notes payable of $359,560 and $955,103 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum. The notes are due on February 1, 2018 (the maturity date). These notes payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds. The notes are secured by all of the assets of NOW Solutions and were in default at December 31, 2009.	1,132,510	1,198,733

Total notes payable to third parties	3,002,155	5,071,053

Current maturities	1,596,853	3,289,515

Long-term portion of notes payable to third parties	$1,405,302	$1,781,538

VERTICAL COMPUTER SYSTEMS, INC.

Related Party Notes Payable

Unsecured notes payable issued to related parties in the aggregate principal amount of $427,519. These notes bear interest at a rate of 10% to 12% per annum. Of these notes payable, $213,139 was in default at December 31, 2009 and 2008.	$397,519	$228,139

Note payable of $75,000, bearing interest at 6% to the law firm Parker Shumaker Mills (“PSM”), formerly Parker Mills, was due on January 31, 2008. In March 2008, MRC pledged 2,000,000 shares of our common stock to secure the note. In December 2009, this note was superseded by a settlement agreement and stipulated judgment with PSM for $68,500, which is included in the above summary of unsecured notes payable issued to related parties. For additional details on the settlement agreement and stipulated judgment, please refer to the Litigation section under Note 14.	-	56,217

Note payable of $63,000, non-interest bearing to a related party in connection with the purchase of 90% of the common stock of PTS. The Company pledged its 90% ownership in PTS to secure the note. For additional details on the purchase of PTS, please see Note 3.	22,167	-

Total notes payable to related parties	419,686	284,356

Current maturities	359,903	284,356

Long-term portion of notes payable to related parties	$59,783	$-

Future minimum payments for the next five years are as follows:

Year	Amount
2010	$1,956,757
2011	181,835
2012	126,730
2013	143,500
2014	161,966
2015+	851,053

Total notes payable	$3,421,841

Convertible Debentures

Convertible debentures consist of the following:
	December 31, 2009	December 31, 2008
Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company’s common stock at the debt holder’s choice of either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price five days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on March 28, 2004. This debenture was originally issued in the principal amount of $100,000.	$10,000	$10,000

In December 2003, we issued a debenture in the amount of $30,000 to a third party. We received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after we receive notice of conversion.	30,000	30,000
Total convertible debentures	40,000	40,000
Current maturities	40,000	40,000
Long-term portion of convertible debentures	$-	$-

VERTICAL COMPUTER SYSTEMS, INC.

Note 9. Income Taxes

We account for income taxes using the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date.  The difference between the statutory tax rate and the effective tax rate is the valuation allowance.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2009	December 31, 2008

Net operating loss carry-forward	$6,789,000	$8,537,000
Reserves	611,600	674,500
Accrued vacation	68,000	64,000
Deferred compensation	826,000	770,000
Deferred revenue	778,000	800,000
Derivatives	211,000	173,000
	9,283,600	11,018,500
Valuation allowance	(9,283,600)	(11,018,500)

	$-	$-

At December 31, 2009 and December 31, 2008, we had available net operating loss carry-forwards of approximately $15.6 million and $21.4 million, respectively.  These net operating loss carry-forwards expire in varying amounts through 2029 and 2012, respectively.

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $.00001 per share, of which 998,251,818 and 995,668,482 were issued and outstanding at December 31, 2009 and December 31, 2008, respectively.  Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors.  There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock.  Shareholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock.  We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2009 and December 31, 2008.  Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters effecting the Series A Preferred Stock shareholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock.  Each share of Series A Preferred Stock is entitled to 500 votes per share.  Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion.  Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company.  In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

VERTICAL COMPUTER SYSTEMS, INC.

Series B 10% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2009 and December 31, 2008.  Holders of Series B Preferred Stock are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion.  Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company.  The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2009 and December 31, 2008.  Holders of Series C Preferred Stock are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion.    Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock.  In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock.  We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2009 and December 31, 2008.  Holders of these shares are not entitled to vote on matters presented to the shareholders, except as otherwise required by law.  Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock.  Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company.  The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share.  In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2009

Common Stock

During 2009, 2,583,336 unregistered shares of common stock issued to employees and consultants of the Company and NOW Solutions vested resulting in stock compensation expense of $94,533.  These shares were issued pursuant to restricted stock agreements executed in 2006 – 2008.  As of December 31, 2009, there was $4,777 of total unrecognized compensation costs related to these stock awards.  These costs are expected to be recognized over a weighted average period of less than 1 year.

During 2009, 800,000 unregistered shares of common stock of the Company were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions.  These shares were not vested at the date of forfeiture and had never been issued.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these shareholders upon declaration was $5,277,712 as of December 31, 2009.

VERTICAL COMPUTER SYSTEMS, INC.

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

Note 11. Stock Options and Warrants

In December 1999, we established a stock option plan allowing grants of both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options. We can issue up to 50,000,000 shares. Most options issued are non-assignable, non-transferable, vested on the date of grant, and expire three to five years from the date of grant. The plan expired December 15, 2009.

There were no non-statutory stock options, incentive stock options or warrants granted in 2009 or 2008.

Warrants to purchase 250,000 and 6,250,000 common shares at $0.0075 to $0.025 per share expired during 2009 and 2008, respectively.

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  These warrants have not been exercised due to the unavailability of shares of common stock as described in Note 15 – Subsequent Events.  In March 2010, Robert Farias agreed to exchange his warrants, along with waiving the conversion rights associated with 37,500 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock and forgiveness of $100,000 of unsecured trade payables in exchange for 610,000 shares of Series A Preferred Stock of VHS.  For additional details, please see Note 15 – Subsequent Events.

Option and warrant activities in 2008 and 2009 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/07	2,500,000	-	21,500,000	0.017
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(6,250,000)	0.091

Outstanding at 12/31/08	2,500,000	-	15,250,000	0.019
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	(2,500,000)	-	(250,000)	0.015
Outstanding at 12/31/09	-	-	15,000,000	0.020

VERTICAL COMPUTER SYSTEMS, INC.

Information relating to warrants at December 31, 2009, summarized by exercise price, is as follows:

	Warrants/Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Per Share	Outstanding	Life (Months)	Price	Exercisable	Price

Warrants
$0.01 - $0.03	15,000,000	3.00	$0.020	15,000,000	$0.020

	15,000,000	3.00	$0.020	15,000,000	$0.020

Grand total	15,000,000	3.00	$0.020	15,000,000	$0.020

As of December 31, 2009, the warrants have an intrinsic value of $90,000.

Note 12. Gain on Settlement of Current Liabilities

In September 2009, we recorded a gain on settlement of trade payables of $121,020 as a result of purchasing the trade receivables of one of our vendors from the bankruptcy trustee.

In June 2008, we recorded a gain on settlement of trade payables of $514,518 as a result of our review of trade payables for those items in which the statute of limitations has been exceeded and no legal liability exists.  Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, the applicable statute of limitations, and a search for applicable liens or judgments.  For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities as we are relieved from these liabilities as a matter of law.

Note 13. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Cash paid for interest	$1,071,381	$537,854

Cash paid for income taxes	$-	$-

Non-cash activities for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008

Conversion of accounts payable and accrued liabilities to notes payable	100,881	64,372

Issuance of note for acquisition of PTS	38,000	-
Shares loaned to the Company by stockholder to settle note payable	-	103,555
	$138,881	$167,927

VERTICAL COMPUTER SYSTEMS, INC.

Note 14. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2008 through May 2015. We have future minimum rental payments as follows:

Years ending December 31,	Amount

2010	$87,881
2011	89,176
2012	91,222
2013	93,269
2014	93,330
Thereafter	29,852

Total	$484,730

Rental expense for the years ended December 31, 2009 and 2008 was $178,077 and $191,263, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2009. In 2008, we paid $30,322 in royalties for revenue generated from the license sale to Microsoft.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds.  These royalties are generally provided as an incentive for making the loans.  For the year ended December 31, 2009, we had royalties of $23,748 due to total revenues exceeding a base revenue.  In 2008, there were no royalty fees recognized for these agreements associated with notes payable.

Payroll Taxes

We have filed all payroll tax returns but have not made all related tax payments since 2003. We accrued the payroll tax payments and approximately $125,000 for any related penalties and interest that may be assessed by the Internal Revenue Service. NOW Solutions has filed all payroll tax returns and made all payroll tax payments. For VCSY, the IRS had a claim for unpaid payroll taxes of $313,839 from 2001-2005.  We paid $200,000 of the IRS claim during 2008 and $144,532 was paid in 2009.  As of December 31, 2009, the total payroll taxes, penalties and interest that were due for VCSY had been satisfied. For additional details, please see “Litigation” below.

Litigation

We are involved in the following ongoing legal matters:

In February 2003, we sued Ross on behalf of our subsidiary NOW Solutions in New York Supreme Court (the “Vertical Action”) in connection with the acquisition of certain assets of Ross for the recovery of unpaid maintenance fees due to NOW Solutions pursuant to an asset purchase agreement.  NOW Solutions claimed a total amount of approximately $3,562,000 and an offset against the $750,000 remaining on the purchase money note, plus other damages.  In conjunction with our claim, NOW Solutions withheld payment on the remaining $750,000 note, due in February 2003.

In March 2004, Ross sued NOW Solutions in the New York Supreme Court (the “Ross Action”) to collect the $750,000 note payable plus interest and attorneys’ fees.  On October 11, 2007 a judgment concerning the Vertical Action and the Ross Action was entered for NOW Solutions (the “Judgment”) in the amount of $3,151,216, which consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment, which was affirmed by the appellate court.

VERTICAL COMPUTER SYSTEMS, INC.

On March 24, 2009, NOW Solutions applied for and received Ross’ cash deposit of $3,151,216 that was held by the New York City Department of Finance, which had accrued $133,424 in interest.  The net proceeds of the cash deposit collected by NOW Solutions were $873,444, after deducting $2,345,502 in outstanding attorneys’ fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the cash deposit.

On September 15, 2009, NOW Solutions executed a settlement agreement with Ross in connection with the outstanding monies (accrued interest, attorney fees and expenses) owed by Ross to NOW Solutions. Pursuant to the terms of the settlement agreement, Ross made a $390,468 payment to NOW Solutions and a $144,532 payment to the Internal Revenue Service (“IRS”) on behalf of the Company which is reported as part of the “Gain on settlement of litigation” in the consolidated statements of operations.  The litigation with Ross has been resolved.

In August 2004, Arglen obtained a default judgment against the Company for a past due $600,000 promissory note, plus fees and interest.  We agreed to pay Arglen $713,489.  As of December 31, 2008, we had paid all principal due under the payout agreement.  In February 2009, the Company and Arglen agreed to settle a dispute concerning accrued interest regarding the payout agreement.  Under the terms of the settlement, we paid Arglen $60,000.  This matter has been resolved.

On April 18, 2007, we filed suit for patent infringement against Microsoft Corp. in the United States District Court for the Eastern District of Texas. We claimed that the Microsoft.Net System infringes U.S. Patent No. 6,826,744.  In July 2008, we settled our patent infringement claim against Microsoft Corporation.  Pursuant to the confidential settlement agreement, we granted to Microsoft a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding.  The proceeds from the license were included in revenue.

The IRS had a claim for unpaid Employment (Form 941) taxes and Federal Unemployment (Form 940) taxes for the period December 31, 2001 through December 31, 2005.  We paid $200,000 of the principal amount of the unpaid payroll taxes in September 2008.  In September 2009, the lien held by the IRS against us in the amount of $144,532 was satisfied.  This matter has been resolved.

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees.  We issued the $75,000 note in connection with a settlement in October 2005 with PSM.  In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments.  Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

On November 18, 2009, we sued InfiniTek for breach of contract and other claims when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. We attempted unsuccessfully to resolve the issue with InfiniTek via mediation. Our lawsuit was amended on March 30th and the distribution agreement has been cancelled.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 15. Subsequent Events

In January 2010, the Company and MRC amended the indemnity and reimbursement agreement (originally entered into in April 2007) whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares pledged in November 2009 as collateral in connection with a $150,000 note.  MRC is a corporation controlled by the W5 Family Trust.  Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company and Robert Farias entered into an agreement whereby Mr. Farias agreed to cancel warrants to purchase 15,000,000 common shares and $100,000 in debt and to waive his rights to convert 37,500 shares of our Series C Preferred Stock into 15,000,000 common shares in exchange for the Company’s transfer to Mr. Farias of 610,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Farias is an employee of VHS and a Director of NOW Solutions.

VERTICAL COMPUTER SYSTEMS, INC.

In March 2010, the Company and MRC entered into an amendment of an indemnity and reimbursement agreement whereby the obligation to reimburse MRC with 10,000,000 common shares that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer to MRC of 300,000 shares of VHS Series A Preferred Stock owned by the Company.  MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer to Mr. Valdetaro of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer.

Having ended its responsibility to issue 43,000,000 shares of its common stock, the Company has substantially reduced — but has not completely eliminated — a significant financial exposure arising out of the commitment to issue shares of common stock in an amount exceeding the number authorized by the Certificate of Incorporation, as amended. The financial exposure related to the 43,000,000 common shares has been reflected in the Company’s financial statements as a “derivative liability” and each reporting period, this derivative liability has been marked-to-market, with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.   See “Derivative Liabilities” under the Consolidated Balance Sheets. “Loss on Derivative Liabilities” under the Consolidated Statements of Operations, and the Note to the Consolidated Financial Statements entitled “Derivative Instruments and Fair Value of Financial Instruments.”

VHS is presently a subsidiary of the Company and is a development stage company.  VHS has two classes of preferred stock:

(a)
The Series A Convertible Preferred Stock is convertible into VHS common shares at a ratio of three 3 common shares for one preferred share, has voting rights, and has a cumulative annual dividend of $0.60 per share.

(b)
The Series B Convertible Preferred Stock is convertible into VHS common shares at a ratio of 1 common share for one preferred share, is non-voting, and has a cumulative annual dividend of $0.60 per share.

All 1,000,000 shares of the VHS Series A Convertible Preferred Stock that have been authorized for issuance, were initially issued to the Company, and then were exchanged for the Company’s obligations to the Recipients pursuant to warrants and other contractual arrangements.

None of the shares of VHS Series B Convertible Preferred Stock that have been authorized for issuance have been issued as of the date this Report was filed.

VHS has authorized 10,000,000 common shares, of which 5,100,000 shares have been issued to the Company and 4,000,000 shares have been reserved for the conversion of the VHS Series A and Series B Preferred Stock.

The Company has entered into a license and distribution agreement with VHS concerning software owned or licensed by the Company (and its subsidiaries), including Now’s Solutions’ emPath® and Priority Time Systems’ time and attendance software application.  The license and distribution agreement authorizes VHS to distribute the software on an exclusive basis to the following: (a) “free standing” private practices of physicians and “free standing” outpatient clinics, (b) health clubs, and (c) pharmacies.

For purposes of the Company’s license and distribution agreement with VHS, the references to “free standing” are meant to encompass independent or non-“provider” based practices and clinics.  A “provider” based practice, which is excluded from the Company’s license and distribution agreement with VHS, means (a) any hospital or (b) entity that provides in-patient services that are the functional equivalent of a hospital,  outpatient clinics under the direct control of such hospital or entity that typically bill Medicare or private insurance companies as a “provider” rather than as a private practice or other “free-standing” entity, military treatment facilities, community health centers, and State or local public health clinics.  For purposes of the Company’s license and distribution agreement with VHS, physicians working in a hospital setting are also excluded.

During the first quarter of 2010, 416,667 of unregistered shares of common stock issued to employees vested.

VERTICAL COMPUTER SYSTEMS, INC.

Stock Holders Equity, Stock Options and Warrants

For the period from January 1, 2010 to April 14, 2010, the ownership of 416,667 unregistered shares of our common stock vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2007.

As of the Date of this Report for the year ended December 31, 2009, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

998,935,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
1,029,617,108	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 30,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20, Debt and have accordingly classified these shares as temporary equity in the consolidated balance sheets.