Form 10-Q
period 2010-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2010-05-17
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets
Cash	$260,816	$229,738
Accounts receivable, net of allowance for bad debts of $30,709 and $30,594	492,079	783,219
Employee receivables, net of allowance for doubtful accounts of $13,820	13,893	7,380
Prepaid expenses and other current assets	106,532	67,830

Total current assets	873,320	1,088,167

Property and equipment, net of accumulated depreciation of $972,681 and $967,520	39,015	30,973
Intangible assets	137,929	109,731
Deposits and other	12,614	12,533

Total assets	$1,062,878	$1,241,404

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,173,022	$6,397,575
Deferred revenue	2,573,241	2,404,680
Derivative liabilities	59,154	484,859
Current portion - convertible debenture	40,000	40,000
Current portion - notes payable	1,526,871	1,596,853
Current portion - notes payable to related parties	323,114	359,903

Total current liabilities	10,695,402	11,283,870

Non-current portion - notes payable	1,405,735	1,405,302
Non-current portion - notes payable to related parties	59,788	59,783

Total liabilities	12,160,925	12,748,955

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2010	2009

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	10,051,098

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
998,668,484 and 998,251,818 issued and outstanding	9,987	9,983
Additional paid-in-capital	19,244,092	18,630,472
Accumulated deficit	(40,146,951)	(40,155,719)
Accumulated other comprehensive income – foreign currency translation	(100,243)	(40,537)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(20,993,115)	(21,555,801)

Noncontrolling interest	(6,956)	(2,848)
Total stockholders’ deficit	(21,000,071)	(21,558,649)

Total liabilities and stockholders' deficit	$1,062,878	$1,241,404

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2010	2009
Revenues
Licensing and software	$162,061	$155,446
Software maintenance	1,081,153	1,091,623
Software-as-a-service	40,731	40,444
Consulting services	133,711	115,547
Other	23,935	28,912

Total revenues	1,441,591	1,431,972

Cost of revenues	378,813	358,928

Gross margin	1,062,778	1,073,044

Selling, general and administrative expenses	1,024,300	1,273,791

Operating income (loss)	38,478	(200,747)

Interest income	13	133,513
Gain (loss) on derivative liability	68,704	(185,568)
Gain on settlement of litigation	-	4,264,093
Interest expense	(102,535)	(183,729)

Net income (loss)	4,660	3,827,562

Net loss attributable to noncontrolling interest	4,108	-
Net income (loss) attributable to Vertical Computer Systems, Inc.	8,768	3,827,562
Dividends applicable to preferred stock	(147,000)	(147,000)

Net income (loss) available to common stockholders	$(138,232)	$3,680,562

Basic and diluted income (loss) per share	$(0.00)	$0.00

Basic weighted average of common shares outstanding	998,422,373	996,592,188

Diluted weighted average of common shares outstanding	998,422,373	1,065,260,895

Comprehensive income (loss) and its components consist of the following:
Net income (loss)	$4,660	$3,827,562
Translation adjustments	(59,706)	23,588
Comprehensive income (loss)	(55,046)	3,851,150
Comprehensive loss attributable to noncontrolling interest	4,108	-
Comprehensive income (loss) attributable to Vertical	$(50,938)	$3,851,150

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Statements of Consolidated Stockholders’ Deficit
(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)

Issuance of restricted stock for services, net of cancellations	416,666	4	7,546	-	-	-	7,550

Cancellation of derivative liability and warrants	-	-	357,000	-	-	-	357,000

Forgiveness of related party liability charged to additional paid in capital	-	-	100,000	-	-	-	100,000

Cancellation of conversion option in Series C preferred stock	-	-	149,074	-	-	-	149,074

Other comprehensive income translation adjustment	-	-	-	-	(59,706)	-	(59,706)

Net income (loss)	-	-	-	8,768	-	(4,108)	4,660

Balances at March 31, 2010	998,668,484	$9,987	$19,244,092	$(40,146,951)	$(100,243)	$(6,956)	$(21,000,071)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities

Net income	$4,660	$3,827,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,627	9,642
Stock compensation	2,342	21,205
Non-cash portion of gain on settlement of litigation	-	(1,112,877)
(Gain) loss on derivative	(68,704)	185,568
Changes in operating assets and liabilities:
Accounts receivable	291,140	(100,100)
Receivable from officers and employees	(6,513)	(26,266)
Prepaid expenses and other assets	(38,783)	(86,664)
Accounts payable and accrued liabilities	(119,346)	(989,689)
Deferred revenue	168,561	(41,717)

Net cash provided by operating activities	240,984	1,686,664

Cash flow from investing activity:

Purchase of equipment and software	(43,867)	(6,143)

Cash flows from financing activities:
Payment of notes payable	(106,333)	(1,372,602)
Proceeds from issuance of notes payable	-	33,000
Net cash used in financing activities	(106,333)	(1,339,602)

Effect of changes in exchange rates on cash	(59,706)	23,588
Net change in cash and cash equivalents	31,078	364,507
Cash and cash equivalents, beginning of period	229,738	255,774
Cash and cash equivalents, end of period	$260,816	$620,281

Supplemental disclosures of cash flow information:
Cash paid during the year period:
Interest	$58,664	$748,733

Non-cash supplemental cash flow disclosures:
Write-off Ross receivable against allowance	-	110,085
Cancellation of derivative liability and warrants	357,000	-
Forgiveness of related party liability charged to additional paid in capital	100,000	-
Cancellation of conversion option in Series C preferred stock	149,074	-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions, OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc., a 90% owned subsidiary, all entities with minor activities and NOW Solutions, Inc.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(138,232)	998,422,373	$(0.00)	$3,680,562	996,592,188	$0.00

Effect of dilutive securities
Warrants, convertible debt and convertible preferred stock	-	-	0.00	-	68,668,707	-

Diluted EPS	$(138,232)	998,422,373	$(0.00)	$3,680,562	1,065,260,895	$0.00

As of March 31, 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 34,107,567 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Note 2. Going Concern

The accompanying condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2010 was $21.0 million. Additionally, at March 31, 2010, we had negative working capital of approximately $9.8 million (although this figure includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

Our management is continuing its efforts to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us, or whether we will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 3. Common and Preferred Stock Transactions

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS and a Director of NOW Solutions, Inc. (“NOW Solutions”).

In March 2010, the Company further amended the Transfer and Indemnity Agreement (amendment originally entered into in January 2010) with Mountain Reservoir Corporation (“MRC”). Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of Vertical Healthcare Solutions, Inc. (“VHS”) in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC.  MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro an aggregate 3,000,000 common shares of Vertical was cancelled. These shares were initially transferred by Mr. Valdetaro to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008).  In return, Mr. Valdetaro received 90,000 shares of VHS Series A Preferred Stock.  Mr. Valdetaro is our Chief Technology Officer.

VHS is a development stage company with minimal assets, liabilities and operations.  VHS has two classes of preferred stock:

(a)
The Series A Convertible Preferred Stock is convertible into VHS common shares at a ratio of three common shares for one preferred share, has voting rights, and has a cumulative annual dividend of $0.60 per share.

(b)
The Series B Convertible Preferred Stock is convertible into VHS common shares at a ratio of one common share for one preferred share, is non-voting, and has a cumulative annual dividend of $0.60 per share.

None of the shares of VHS Series B Convertible Preferred Stock that have been authorized for issuance have been issued as of the filing date.

VHS has authorized 10,000,000 common shares, of which 5,100,000 shares have been issued to the Company and 4,000,000 shares have been reserved for conversions of the VHS Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

During the three months ended March 31, 2010, 416,666 shares of the Company’s common stock valued at $7,550 vested.

As of the Date of this Report (for the three months ended March 31, 2010), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

998,935,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding of which 12,500 shares are convertible)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
1,029,617,108	Total Common Shares Outstanding and Accounted For/Reserved

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 30,000,000 shares if all of the shares of preferred stock described in the table above were converted into shares of common stock and the Company met its contractual obligation to issue additional shares of common stock.

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2010:

December 31, 2009	$3,461,841
Repayment	(106,333)
New borrowings	-

March 31, 2010	$3,355,508

In November 2009, MRC pledged 16,976,296 shares of Company common stock owned by MRC as collateral in connection with a $150,000 note payable by the Company.  In January 2010, the Company entered into an amendment of the Transfer and Indemnity Agreement with MRC.  Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows:  (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note.

During the three months ended March 31, 2010, the Company made interest payments of $58,664.

Note 5. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace all of the pledged shares within one year.  Subsequent to this agreement, 1,309,983 shares of this pledged common stock were sold to satisfy the debt owed to the lender.  This contractual commitment was evaluated under FASB ASC 815-40, Derivatives and Hedging, and was determined to have characteristics of a liability and therefore derivative liabilities under the above guidance.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2010 and December 31, 2009, the aggregate derivative liability was $43,229 and $31,440.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company. This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed agreements to replace the shares within one year. These contractual commitments were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2009, the aggregate derivative liability was $312,000. In March 2010, this derivative liability was eliminated through the issuance of preferred stock in VHS as described above in Note 3.

 During 2002 and 2003, we issued convertible debentures with a conversion features based on the market value of the Company’s common stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under the above guidance.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants and all other convertible debt to also be classified as derivative liabilities. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  In March 2010, the derivative liability associated with the outstanding warrants was eliminated through the issuance of preferred stock in VHS as described in Note 3 above.  At March 31, 2010 and December 31, 2009, the aggregate derivative liability was $15,925 and $141,419, respectively.

The valuation of our embedded derivatives is determined primarily by the Black-Scholes option pricing model and the Lattice model. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price ($0.033), historical stock volatility (123%), risk free interest rate (1.70%) and derivative term (generally 2.0 years).

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis March 31, 2010
	Level 1	Level 2	Level 3
Liabilities
Convertible debentures	$-	$15,925	$-
Stock derivative – 1,309,983 shares	-	43,229	-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximates current market rates.

Note 6. Legal Proceedings

We have been or are involved in the following ongoing legal matters:

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action’) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed.  Infinitek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010 and the distribution agreement has been cancelled.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  On May 7, 2010, we filed a motion to dismiss this action.  We believe this lawsuit has no merit because the claims made by InfiniTek in this action are being litigated in the Texas Action.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Note 7.  Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding employee stock options or warrants.  The warrants for 15,000,000 shares of our common stock that were outstanding at December 31, 2009 have been cancelled (see Notes 3 and 5).

Restricted Stock

A summary of the activity of the restricted stock through March 31, 2010 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2009	683,333	$0.018
Granted	-	-
Vested	416,667	0.018
Forfeited/Cancelled	-	-
Non Vested Balance at March 31, 2010	266,666	$0.017

As of March 31, 2010, there was $2,285 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources.  The following discussion and analysis should be read together with the accompanying Condensed Consolidated Financial Statements, and the cautionary statements and risk factors included below in Item 3 of Part II of this Report.

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2010, $29,895 of internal costs was capitalized.  During the three months ended March 31, 2009, no costs were capitalized.

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

Consulting. We provide consulting services to our clients, primarily implementation and training services, using a time and materials pricing methodology. The Company prices its delivery of consulting services on a time and materials basis where the customer is either charged an agreed-upon daily rate plus out-of-pocket expenses or an hourly rate plus out-of-pocket expenses. In this case, the Company is paid fees and other amounts generally on a monthly basis or upon the completion of the deliverable service and recognizes revenue as the services are performed.

Software License.  We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software, the product license revenue is recognized upon the acceptance by the customer and the consulting fees are recognized as consulting services are performed.

Software licenses are generally sold as part of a multiple-element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform the consulting services. We consider these separate agreements as having been negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement, to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement’s revenue through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet. Customers utilizing their own computers to access SaaS functionality are charged a monthly subscription fee equal to the number of employees or transactions multiplied by an agreed-upon rate. The revenue is recognized as the SaaS services are rendered each month.

We will provide consulting services to customers in conjunction with SaaS. The rate for such consulting services is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts, for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We review delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up, estimate the amounts of potential losses.

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with accounting provisions governing share-based payments, which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future.

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

Results of Operations

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Total Revenues.  We had total revenues of $1,441,591 and $1,431,972 in the three months ended March 31, 2010 and 2009, respectively.  The increase in total revenues was $9,619 for the three months ended March 31, 2010 representing a 0.7% increase compared to the total revenues for the three months ended March 31, 2009.  All the revenues for the three months ended March 31, 2010 and March 31, 2009 were related to the business operations of NOW Solutions.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and hosting services.  The revenue from software licenses increased slightly by $6,615 compared to that for the three months ended March 31, 2009. We added one new client for each period ended March 31, 2010 and 2009.  Software maintenance in the three months ended March 31, 2010 decreased by $10,470 from the same period in the prior year, representing a 1.0% decline.  The revenue decline in software maintenance is due to the loss of customers during 2009 and reduced maintenance renewal fees for clients in industries experiencing economic difficulties, offset by additional maintenance on the additional customer in 2009, and price increases to customers in the regular course of our business.  Consulting revenue, in the three months ended March 31, 2010 increased by $18,164 from the same period in the prior year, which represents a 15.7% increase.  This increase was due to the increase in consulting work for new clients and additional modules and features added by our existing clients.  Software as a Service (“SaaS”) revenues were essentially flat for the period compared to 2009.  No new clients were added in the three months ended March 31, 2010, although we are working with two existing clients to move them to a SaaS offering in 2010.  Other revenue in the three months ended March 31, 2010 decreased by $4,977 or 17.2% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $378,813 for the three months ended March 31, 2010, compared to $358,928 for the three months ended March 31, 2009.  The increase in cost of revenues of $19,885 represents a 5.5% increase.  Our costs have increased due to higher salaries and fringe benefit costs, and increased travel expenses incurred to generate new revenue.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,024,300 and $1,273,791 in the three months ended March 31, 2010 and 2009, respectively.  The decrease of $249,491 is 19.6% less than the same period in 2009.  We had lower third party consulting fees for selling and marketing related expenses for products in development in 2009 that were put on hold due to shifting priorities in 2010 compared to 2009 resulting in approximately $86,000 lower expenses.  Lower legal fees of approximately $50,000 were due to completing the Ross litigation in 2009.  Also, we had lower financial costs in the three months ended March 31, 2010 after having fully paid fees of approximately $60,000 in March 2009 to the New York City Department of Finance for holding and remitting the escrowed funds from the Ross litigation.

Gain (Loss) on Derivative Liability. We recognized derivative liabilities related to common stock loaned to the company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants.  This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  The gain on derivative liability was $68,704 for the period ended March 31, 2010 compared to a loss of $185,568 for the same period in 2009.  Going forward, the gain or loss on derivative liability should be much less dramatic since we eliminated derivative liabilities on 28 million shares of our common stock in March 2010 by issuing shares of preferred stock in VHS, one of our wholly owned subsidiaries.  For details on the elimination of part of the derivative liability, see the discussion in Note 3 to the financial statements, entitled Common and Preferred Stock Transactions.

Interest Expense.  We had interest expense of $102,535 and $183,729 for the three months ended March 31, 2010 and 2009, respectively.  Interest expense decreased in 2010 by $81,194, representing a decrease of 44.2 % compared to the same expense in the three months ended March 31, 2009.  This decrease was due to the effect of paying down principal and paying off certain notes payable using the proceeds from the Ross litigation.  The major portion of the reductions in notes payable occurred in March and April 2009 and September and October 2009.  We continue to pay down debt as funds are available.

Gain on Settlement of Litigation.  On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed, and that receivable was also written off.  However, that receivable had been fully reserved, so there was no income impact from the write-off of the receivable.

Interest Income.  As a result of the receipt of the judgment from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross and held by the New York City Department of Finance.

Net Income (Loss).  We had net income of $4,660 and $3,827,562 as of March 31, 2010 and 2009, respectively.  The net income for the three months ended March 31, 2010 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gives us operating income of $38,478.  The interest expense, partially offset by the gain on derivative liability results in the slight net income for the three months ended March 31, 2010.  For the three months ended March 31, 2009 the net income was primarily a result of the one-time items for the gain on settlement of litigation and interest income, partially offset by the higher administrative costs associated with the litigation and higher interest expense.

 Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2010 and 2009, respectively.

Net Income (Loss) Available to Common Stockholders.  We had a net loss attributed to common stockholders of $138,232 and net income of $3,680,562 for the three months ended March 31, 2010 and 2009, respectively.  Net income (loss) attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 and net income per share of $0.00 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity And Capital Resources

At March 31, 2010, we had non-restricted cash-on-hand of $260,816 compared to $229,738 at December 31, 2009.

Net cash provided by operating activities for the three months ended March 31, 2010 was $240,984 compared to $1,686,664 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we collected cash from our customers of $1,855,055.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $997,824, attorney fees of $29,029, professional fees and consultants of $218,297, interest expense of $58,664, taxes (including sales tax and VAT) of $67,746, and other regular trade payables of $242,511.  For the three months ended March 31, 2009, we collected cash from our customers of $1,343,117 and cash from litigation settlement of $3,284,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $941,745, attorney fees of $729,306, professional fees and consultants of $131,238, interest expense of $748,733, taxes (including sales tax and VAT) of $54,400, and other regular trade payables of $335,671.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  Deferred revenue increased $168,561 or 7.0% from the balance at December 31, 2009.  The increase was due to the maintenance on the new customers in 2009 and 2010 and the impact of price increases on maintenance during 2009.  The increased liability at March 31, 2010 will result in higher maintenance revenue in 2010, if all other factors remain relatively constant (i.e. continued price increases, limited customer losses, etc.).

Our accounts receivable trade decreased from $783,219 at December 31, 2009 to $492,079 (net of allowance for bad debts).  The decrease is a result of the seasonal fluctuations in the timing of billing for software maintenance.  Our software maintenance billings are highest in December of each year, meaning that our trade receivables will also be higher until we collect the higher billings.  By March, the billings are typically collected, resulting in the fluctuation in accounts receivable.

The accounts payable and accrued liabilities went from $6,397,575 at December 31, 2009 to $6,173,022 at March 31, 2010.  As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable.  The resulting balance at March 31, 2010 is almost 13 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment for the three months ended March 31, 2010 and March 31, 2009 of $43,867 and $6,143 respectively.  Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel.

For the three months ended March 31, 2010, we paid $106,333 of principal on notes payable and had no new debt funding in the same period.  For the three months ended March 31, 2009, we received $33,000 of proceeds from new notes payable and paid $1,372,602 of principal on outstanding notes.  The large payments in 2009 were a result of the receipt of proceeds from the Ross litigation settlement in March 2009.

The total change in cash for the three months ended March 31, 2010 when compared to three months ended March 31, 2009 was a decrease of $333,429.

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

	Balance at	Due in Next Five Years
Contractual Obligations	03/31/10	2010	2011	2012	2013	2014+
Notes payable	$3,315,508	$1,849,984	$181,253	$126,599	$143,352	$1,014,320
Convertible debts	40,000	40,000	-	-	-	-
Total	$3,355,508	$1,889,984	$181,253	$126,599	$143,352	$1,014,320

Of the above notes payable of $3,315,508, the default situation is as follows:

	03/31/10	12/31/09

In default	$2,637,544	$2,670,051
Current	677,964	751,790

Total Notes Payable	$3,315,508	$3,421,841

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at March 31, 2010 was $21.0 million. Additionally, at March 31, 2010, we had negative working capital of approximately $9.8 million (although this figure includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Related Party Transactions

In November 2009, MRC pledged 16,976,296 shares of Company common stock owned by MRC as collateral in connection with a $150,000 note payable by the Company.  MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.  In January 2010, the Company entered into an amendment of the Transfer and Indemnity Agreement with MRC.  Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows:  (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note.

In March 2010, the Company further amended the Transfer and Indemnity Agreement (amendment originally entered into in January 2010) with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS and a Director of NOW Solutions.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer.  For more details, please refer to “Common and Preferred Stock Transactions” in Note 3 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2009 filed on April 14, 2010.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We have been or are involved in the following ongoing legal matters:

On November 18, 2009, we sued InfiniTek in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action’) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed.  Infinitek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010 and the distribution agreement has been cancelled.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  On May 7, 2010, we filed a motion to dismiss this action.  We believe this lawsuit has no merit because the claims made by InfiniTek in this action are being litigated in the Texas Action.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2009, as filed on April 14, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In March 2010, the Company further amended the Transfer and Indemnity Agreement (amendment originally entered into in January 2010) with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS and a Director of NOW Solutions.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer to Mr. Valdetaro of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer. For more details, please refer to “Common and Preferred Stock Transactions” in Note 3 of the Notes to the Consolidated Financial Statements.

During the three months ended March 31, 2010, 416,666 unregistered shares of our common stock valued at $7,550 vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2007.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

On May 11, 2010, the United States Patent and Trademark Office issued a continuation patent U.S. Patent No. 7,716,629 of its U.S. Patent No. 6,826,744.  This new patent increased the scope of the original patent by adding 32 new claims on top of the original 53 claims.

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2010	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 14, 2010	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

May 14, 2010	By:	/s/ David Braun
David Braun
Chief Financial Officer