Form 10-Q
period 2010-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2010-08-20
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒    No☐

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

As of August 20, 2010, the issuer had 998,935,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets

Current assets
Cash	$122,646	$229,738
Accounts receivable, net of allowance for bad debts of $26,848 and $30,594	288,399	783,219
Employee receivables, net of allowance for doubtful accounts of $13,820	18,033	7,380
Prepaid expenses and other current assets	61,973	67,830

Total current assets	491,051	1,088,167

Property and equipment, net of accumulated depreciation of $976,139 and $967,520	37,794	30,973
Intangible assets, net of accumulated amortization of $1,007,356 and $1,004,271	481,763	109,731
Deposits and other	13,827	12,533

Total assets	$1,024,435	$1,241,404

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,446,459	$6,397,575
Deferred revenue	2,372,967	2,404,680
Derivative liabilities	51,295	484,859
Convertible debenture	40,000	40,000
Current portion - notes payable	1,543,095	1,596,853
Current portion - notes payable to related parties	320,092	359,903

Total current liabilities	10,773,908	11,283,870

Non-current portion - notes payable	1,435,654	1,405,302
Non-current portion - notes payable to related parties	33,064	59,783

Total liabilities	12,242,626	12,748,955

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2010	2009

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	10,051,098

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized 998,668,484 and 998,251,818 issued and outstanding	9,987	9,983
Additional paid-in-capital	19,244,092	18,630,472
Accumulated deficit	(40,276,058)	(40,155,719)
Accumulated other comprehensive income – foreign currency translation	(61,236)	(40,537)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,083,215)	(21,555,801)

Noncontrolling interest	(37,000)	(2,848)
Total stockholders’ deficit	(21,120,215)	(21,558,649)

Total liabilities and stockholders' deficit	$1,024,435	$1,241,404

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenues
Licensing and maintenance	$11,036	$25,967	$173,097	$181,413
Software maintenance	1,137,375	1,137,538	2,218,528	2,229,161
Software-as-a-Service	50,856	39,528	91,587	79,972
Consulting Services	132,450	79,960	266,161	195,507
Other	31,452	66,094	55,387	95,006

Total Revenues	1,363,169	1,349,087	2,804,760	2,781,059

Cost of Revenues	376,366	421,181	755,179	780,109

Gross Margin	986,803	927,906	2,049,581	2,000,950

Selling , general and administrative expenses	(1,031,158)	(1,238,595)	(2,055,458)	(2,512,386)

Operating loss	(44,355)	(310,689)	(5,877)	(511,436)

Interest income	7	59	20	133,572
Interest expense	(122,663)	(113,454)	(225,198)	(297,183)
Gain on derivative liability	7,860	225,548	76,564	39,980
Gain on settlement of litigation	-	-	-	4,264,093

Net income (loss)	(159,151)	(198,536)	(154,491)	3,629,026

Net loss attributable to noncontrolling interest	30,044	-	34,152	-
Net loss attributable to Vertical Computer Systems, Inc.	(129,107)	(198,536)	(120,339)	3,629,026
Dividend applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)
Net income (loss) applicable to common stockholders'	$(276,107)	$(345,536)	$(414,339)	$3,335,026

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Basic weighted average	998,668,484	997,489,180	998,546,108	997,043,161
of common shares outstanding
Diluted weighted average of common shares outstanding	-	-	-	1,028,931,923

Statements of Comprehensive income (loss)
Net income (loss)	$(129,107)	$(198,536)	$(120,339)	$3,629,026
Translation adjustments	39,007	(136,112)	(20,699)	(112,524)
Comprehensive income (loss)	$(90,100)	$(334,648)	$(141,038)	$3,516,502

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Statements of Consolidated Stockholders’ Deficit
 (Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)

Issuance of restricted stock for services	416,666	4	7,546	-	-	-	7,550

Cancellation of warrants and obligation to deliver common stock to related party	-	-	357,000	-	-	-	357,000

Forgiveness of related party liability charged to additional paid in capital	-	-	100,000	-	-	-	100,000

Cancellation of conversion option in Series C preferred stock	-	-	149,074	-	-	-	149,074

Other comprehensive income translation adjustment	-	-	-	-	(20,699)	-	(20,699)

Net loss	-	-	-	(120,339)	-	(34,152)	(154,491)

Balances at June 30, 2010	998,668,484	$9,987	$19,244,092	$(40,276,058)	$(61,236)	$(37,000)	$(21,120,215)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(154,491)	$3,629,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,096	22,474
Amortization of debt discount	-	11,208
Stock compensation	7,550	59,019
Non-cash portion of gain on settlement of litigation	-	(1,112,877)
Gain on derivative	(76,564)	(39,980)
Changes in operating assets and liabilities:
Accounts receivable	494,820	128,849
Receivable from officers and employees	(10,653)	(19,511)
Prepaid expenses and other assets	4,563	(21,922)
Accounts payable and accrued liabilities	(25,627)	(1,074,026)
Deferred revenue	(99,565)	(153,679)

Net cash provided by operating activities	154,129	1,428,581

Cash flow from investing activities:
Acquisition of SnAPPnet in 2010 and Priority Time Systems, Inc. in 2009, net of cash received	(5,335)	(24,999)
Purchase of equipment	(78,591)	(12,461)
Cash used in investing activities	(83,926)	(37,460)
Cash flow from financing activities:
Payment of notes payable	(156,596)	(1,529,024)
Proceeds from issuance of notes payable	-	104,000
Net cash used in financing activities	(156,596)	(1,425,024)
Effect of changes in exchange rates on cash	(20,699)	(112,524)
Net change in cash	(107,092)	(146,427)
Cash, beginning of period	229,738	255,774
Cash, end of period	$122,646	$109,347

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$146,882	$871,558

Noncash supplemental cash flow disclosures:
Issuance of note for acquisition of Priority Time Systems, Inc.	-	38,000
Notes payable assumed from acquisition of Priority Time Systems, Inc	-	17,600
Noncash consideration for acquisition of SnAPPnet	75,825	-
Cancellation of derivative liability and warrants	357,000	-
Forgiveness of related party liability charged to additional paid in capital	100,000	-
Cancellation of conversion option in Series C preferred stock	149,074	-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions, OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc., a 90% owned subsidiary, SnAPPnet, Inc., all entities with minor activities and NOW Solutions, Inc.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock.  The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.   The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Six Months ended June 30, 2010			Six Months ended June 30, 2009

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(414,339)	998,546,108	$(0.00)	$3,335,026	997,043,161	$0.00

Effect of dilutive securities Warrants, convertible debt and convertible preferred stock	-	-		0.00	31,888,762	-

Diluted EPS	$(414,339)	998,546,108	$(0.00)	$3,335,026	1,028,931,923	$0.00

As of June 30, 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 33,857,681 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of the above guidance did not impact the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the guidance on software revenue recognition altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

Note 2. Going Concern

The accompanying condensed consolidated financial statements for the six months ended June 30, 2010 and 2009 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

While we have been profitable for the years ended December 31, 2009 and 2008, we have suffered significant recurring operating losses prior to those periods, used substantial funds in developing our present and new operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at June 30, 2010 was $21.1 million. Additionally, at June 30, 2010, we had negative working capital of approximately $10.3 million (although this figure includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

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

Note 3. Common and Preferred Stock Transactions

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS, a Director of NOW Solutions, Inc. (“NOW Solutions”), and a Director of Priority Time Systems, Inc (“PTS”).

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

The above transactions were determined to be a forgiveness of debt and accordingly, the value of the conversion option given up of $149,074, the cancellation of related party liability of $100,000 and the cancellation of warrants and the obligation to deliver common stock to the related parties totaling $357,000 were credited to additional paid in capital.

VHS is a wholly-owned company with minimal assets, liabilities and operations.  VHS has two classes of preferred stock:

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

On May 21, 2010, VHS granted 100,000 shares of Series B Convertible Preferred Stock to members of Pelican Applications, LLC (“Pelican”), a California limited liability company, in connection with the purchase of the business and substantially all the assets of Pelican (see Note 5).

On June 1, 2010, VHS granted 50,000 shares of Series B Convertible Preferred Stock to a consultant acting as its Chief Operating Officer in consideration for services to be rendered on behalf of VHS and SnAPPnet, Inc., a newly formed Texas subsidiary of the Company.  SnAPPnet was formed to hold the assets acquired from Pelican (see Note 5, Acquisition of SnAPPnet) and is wholly-owned by and consolidated into the parent company.

VHS has authorized 10,000,000 common shares, of which 5,100,000 shares have been issued to the Company and 4,000,000 shares have been reserved for conversions of the VHS Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

During the six months ended June 30, 2010, 416,666 shares of the Company’s common stock valued at $7,550 vested.

As of the Date of this Report (for the six months ended June 30, 2010), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

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

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the six months ended June 30, 2010:

December 31, 2009	$3,461,841
Repayment	(156,596)
Notes assumed in SnAPPnet acquisition	66,660
June 30, 2010	$3,371,905

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

During the six months ended June 30, 2010, the Company made interest payments of $146,882.

Note 5. Acquisition of SnaPPnet

On May 21, 2010, our newly formed subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all the assets of Pelican in exchange for 5,335 of cash, 100,000 shares of Series B Convertible Preferred Stock and other contingent consideration.   The assets acquired included a software application product known as SnAPPnet which is currently used for physician credentialing, as well as Pelican’s entire customer base.  With this acquisition, the Company intends to utilize the SnAPPnet software to expand its offering to physicians, but to also adapt the software to meet the needs of our wholly-owned subsidiary, NOW Solutions, Inc.’s hospital clients who may need a credentialing product for nurses.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash	$5,335
Series B Convertible Preferred Stock (1)	-
Contingent consideration (2) (3)	75,825
Total consideration	$81,160

Recognized amount of identifiable assets acquired and liabilities assumed (3):
Software	$38,421
Property and equipment	7,604
Intangibles	22,200
Goodwill	246,133
Accounts payable	(9,274)
Notes payable	(66,660)
Deferred revenue	(119,352)
Royalty payable	(37,912)
$81,160

(1)	No value has been assigned to the Series B Convertible Preferred Stock since VHS is deemed a development stage company.
(2)
The contingent consideration represents a 5% royalty payment on sales of the SnAPPnet software application, to members of Pelican, prorated to their respective ownership of the membership interests in Pelican, which will expire on the first to occur of 10 years following closing or the payment of $2.5 million.

The fair value of the contingent consideration was determined based on SnAPPnet’s projected revenues for the next 10 years and the application of a discount rate to the future royalty payments to be made.  A probability factor was also applied to the different revenue assumptions used.  At the end of each reporting period, after the acquisition date, the contingent payment will be measured again to its fair value, with changes in fair value recorded in earnings.

(3)	Fair values assigned to the contingent consideration as well as the assets acquired and liabilities assumed are provisional pending receipt of a final valuation of the acquisition.

Unaudited pro forma operation results for the six months ended June 30, 2010, as though the Company had acquired SnAPPnet on the first day of fiscal year 2009 and 2010, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction take place on the first day of fiscal year 2009 and 2010.

	Unaudited Pro Forma Combined For the Six Months Ended June 30,
	2010	2009
Revenues	$2,828,937	$2,797,199
Net Income (Loss)	(157,720)	3,616,608
Earnings (Loss) per share - Basic	$-	$-
Basic weighted average of common shares outstanding	998,546,108	997,043,161
Dilute weighted average of common shares outstanding	998,546,108	1,028,931,923

Note 6. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace all of the pledged shares within one year.  Subsequent to this agreement, 1,309,983 shares of this pledged common stock were sold to satisfy the debt owed to the lender.  This contractual commitment was evaluated under FASB ASC 815-40, Derivatives and Hedging, and was determined to have characteristics of a liability and therefore derivative liabilities under the above guidance.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2010 and December 31, 2009, the aggregate derivative liability was $35,370 and $31,440.

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

 During 2002 and 2003, we issued convertible debentures with conversion features based on the market value of the Company’s common stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under the above guidance.  The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments.  This caused warrants and all other convertible debt to also be classified as derivative liabilities. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  In March 2010, the derivative liability associated with the outstanding warrants was eliminated through the issuance of preferred stock in VHS as described in Note 3 above.  At June 30, 2010 and December 31, 2009, the aggregate derivative liability was $15,925 and $141,419, respectively.

The valuation of our embedded derivatives is determined primarily by the Black-Scholes option pricing model and the Lattice model. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price ($0.027), historical stock volatility (123%), risk free interest rate (1.70%) and derivative term (generally 2.0 years).

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis June 30, 2010
	Level 1	Level 2	Level 3
Liabilities
Convertible debentures	$-	$15,925	$-
Stock derivative – 1,309,983 shares	-	35,370	-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximates current market rates.

Note 7. Legal Proceedings

We have been or are involved in the following ongoing legal matters:

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action’) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed.  InfiniTek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010 and the distribution agreement has been cancelled. Discovery is ongoing.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  On May 7, 2010, we filed a motion to dismiss this action.  On July 14, 2010, the court denied our motion.  On August 13, 2010, we filed an answer to InfiniTek’s complaint which contained a denial and affirmative defenses.  We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case.  The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Note 8.  Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding employee stock options or warrants.  The warrants for 15,000,000 shares of our common stock that were outstanding at December 31, 2009 have been cancelled (see Notes 3 and 6).

Restricted Stock

A summary of the activity of the restricted stock through June 30, 2010 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2009	683,333	$0.018
Granted	-	-
Vested	416,667	0.018
Forfeited/Cancelled	-	-
Non Vested Balance at June 30, 2010	266,666	$0.017

As of June 30, 2010, there was $1,155 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

Note 9. Subsequent Events

In July2010, we issued a $100,000 promissory note to a third party, bearing interest at 10% per annum and due in July 2011.  As an incentive to make the loan, our wholly-owned subsidiary SnAPPnet, Inc. agreed to pay a 5% royalty on gross revenues up to $50,000.

On July 23, 2010, we entered into an agreement with former and current employees of the Company concerning the deferral of payroll claims of approximately $1,950,000.  The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on our consolidated financial statements.

 Pursuant to the terms of the agreement, each current and former employee who is a party to the agreement (the “Employee”) agreed to continue the deferral of salary (“Salary Deferral”) for a period of one year following the date of the agreement.  In consideration for the Salary Deferral, the Company agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus nine percent interest, compounded annually until such time as the unpaid salary has been paid in full.  The Company and the Employees have agreed that the deferred salary plus interest will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims filed on certain patents owned by the Company.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the six months ended June 30, 2010, $63,924 of internal costs was capitalized.  During the six months ended June 30, 2009, no costs were capitalized.

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

Results of Operations

Three And Six Month Periods Ended June 30, 2010 Compared To The Three And Six Months Ended June 30, 2009

Total Revenues.  We had total revenues of $1,363,169 and $1,349,087 in the three months ended June 30, 2010 and 2009, respectively.  The increase in total revenues was $14,082 for the three months ended June 30, 2010 representing a 1.0% increase compared to the total revenues for the three months ended June 30, 2009.  Almost all the revenues for the three months ended June 30, 2010 and all the revenue from June 30, 2009 were related to the business operations of NOW Solutions.

The total revenues consist of software licenses, consulting, software maintenance, Software as a Service fees and other revenues.  The revenue from software licenses decreased $14,931or 57.5% compared to the three months ended June 30, 2009 due to lower sales of additional modules to existing customers in both periods.  There were no new customer sales in the three month periods ending June 30, 2010 and 2009.  Software maintenance in the three months ended June 30, 2010 decreased by $163 from the same period in the prior year.  The revenue decline in software maintenance is due to selectively reducing maintenance fees to certain customers due to their workforce reductions and the impact of the exchange rate of the Canadian dollar to the US dollar, offset by the impact of maintenance revenue from SnAPPnet.  Consulting revenue in the three months ended June 30, 2010 increased by $52,490 from the same period in the prior year, which represents a 65.6% increase.  Most of the consulting revenue for the three months ended June 30, 2010 is due to implementation work on new software sold early in 2010, professional services related to changing two existing customers from a software license to Software as a Service, and additional training performed for existing customers.  Software as a Service (“SaaS”) revenues increased $11,328 or 28.7% for the period compared to 2009.  This was due to adding two new customers and the start-up fees associated with these new clients.  Other revenue in the three months ended June 30, 2010 decreased by $34,642 from the same period in the prior year.  The significant decrease is due to attendance fees of $53,582 charged for a NOW Solutions user conference in May 2009 held approximately every other year. Offsetting part of the decline is an increase in reimbursable travel costs associated with the increased consulting services.  Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,804,760 and $2,781,059 in the six months ended June 30, 2010 and 2009, respectively.  The slight increase in total revenue was $23,701 for the six months ended June 30, 2010 representing a 0.8% increase compared to the same period in 2009.  Almost all the revenue for the six months ended June 30, 2010 and all the revenue from June 30, 2009 were related to the business operations of NOW Solutions, a wholly-owned subsidiary.

The total revenues consist of software licenses, consulting, software maintenance, SaaS fees and other revenues.  The revenue from licensing fees for the six months ended June 30, 2010 decreased $8,316 or 4.6% over the same period in 2009.  The decrease was due to a slightly smaller sale to a new customer early in 2010.  There were no new customer sales for the same period in 2009, but there were multiple sales of additional modules to existing customers.  Software maintenance fees for the six months ended June 30, 2010 decreased $10,633, representing a 0.5% decline.  The revenue decline in software maintenance is due to selectively reducing maintenance fees to certain customers due to their workforce reductions and the impact of the exchange rate of the Canadian dollar to the US dollar, partially offset by the impact of maintenance revenue from SnAPPnet.  Consulting fees increased $70,654 or 36.1% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in consulting fees in 2010 is due to the implementation services related to the new customer sale in early 2010 and consulting services related to changing two existing customers from a software license to software as a service.  SaaS revenues for the six months ended June 30, 2010 were $11,615 higher than for the six months ended June 30, 2009, a 14.5% increase.  This increase is due to adding a new hosting customer in 2009 and the additional setup fees associated with new customers.  There was a $39,619 decrease in other revenue for the six months ended June 30, 2010 compared to the same period of 2009.  The decline is mainly attributed to attendance fees of $53,582 charged for a NOW Solutions user conference in May 2009 which is held approximately every other year. Offsetting part of the decline is an increase in reimbursable travel costs associated with the increased consulting services.  Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $376,366 for the three months ended June 30, 2010 compared to $421,181 for the three months ended June 30, 2009.  The decrease in cost of revenues of $44,815 represents a 10.6% decrease.  Our costs have decreased due to the costs associated with the NOW Solutions user conference held in May 2009 partially offset by higher customer support costs due to higher salaries, fringe benefits and travel.

For the six months ended June 30, 2010, direct costs of revenues were $755,179 compared to $780,109 for the same period in 2009 resulting in a decrease of $24,930 or 3.2%.  Part of the decrease was due to the costs associated with the NOW Solutions user conference held in May 2009, partially offset by higher customer support costs due to an increase in salaries, fringe benefits and travel.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,031,158 and $1,238,595 in the three months ended June 30, 2010 and 2009, respectively.  The $207,437 or 16.7% decline was due to lower professional fees for attorneys, audit and tax work, primarily as a result of the Ross litigation settlement in 2009, as well as lower salaries and fringe benefits as a result of eliminating one highly compensated sales position, offset by adding an additional customer support person and higher costs for travel and entertainment.

For the six months ended June 30, 2010 we had $2,055,458 compared to $2,512,386 for the six months ended June 30, 2009.  The $456,928 or 18.2% decrease is due to lower stock compensation costs, accounting fees, legal fees (as a result of settling the Ross litigation), consulting fees, and the charges related to obtaining the proceeds from the litigation settlement of $63,024.

Gain on Derivative Liability.  We have existing derivative liabilities related to common stock loaned to the company by an entity controlled by an executive and embedded derivative liabilities on convertible debt.  This liability is adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  The gain on derivative liability was $7,860 for the three month period ended June 30, 2010 compared to $225,548 for the same period in 2009.  For the six months ended June 30, 2010, the gain on derivative liability was $76,564 compared to $39,980 for the same period ended June 30, 2009.

Interest Expense.  We had interest expense of $122,663 and $113,454 for the three months ended June 30, 2010 and 2009, respectively.  Interest expense increased for the period in 2010 by $9,209, representing an increase of 8.1% compared to the same expense in the three months ended June 30, 2009.  This increase was mainly due to default interest on several notes and the impact of new notes we incurred in November 2009.

For the six months ended June 30, 2010, we had interest expense of $225,198 compared to $297,183 for the same period in 2009, representing a $71,985 or 24.2% reduction for the period.  The decrease was due to the principal payments made on notes payable and the payoff of a note as a result of proceeds of the Ross litigation, partially offset by the impact of new notes incurred in November 2009.

Gain on Settlement of Litigation.  On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross Systems, Inc. that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The stay was vacated by operation of law after the judgment was affirmed by the New York, Appellate Division on February 11, 2009.  The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed that was also written off.  However, that receivable had been fully reserved, so there was no income impact of the receivable.  There was no litigation settlement in 2010.

Interest Income.  As a result of the receipt of the judgment from Ross which resulted in the gain described above, we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which shows as interest income for the six months ended June 30, 2009.  There were no other significant sources of interest income in the same period of 2010.

Net Income (Loss).  We had net loss of $159,151 and $198,536 for the three months ended June 30, 2010 and 2009, respectively.  The net loss for the three months ended June 30, 2010 and 2009 are due to the factors discussed above.

We had a net loss of $154,491 and net income of $3,629,026 for the six month periods ended June 30, 2010 and 2009, respectively.  The net loss for the six month period ended June 30, 2010 was due to the factors discussed above.  The net income for the six months ended June 30, 2009 was primarily driven by the gain on settlement of the Ross litigation discussed above.  Without the gain on the settlement and the specific fees and interest income associated with the settlement, we would have had a net loss of $635,067 for the comparable period in 2009.

 Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 for each of the three months ended June 30, 2010 and 2009 and $294,000 for each the six months ended June 30, 2010 and 2009.

Net Income (Loss) Available to Common Stockholders.  We had net loss available to common stockholders of $276,107 and $345,536 for the three months ended June 30, 2010 and 2009, respectively.

We had a net loss available to common stockholders of $414,339 and net income available to common stockholders of $3,335,026 for the six months ended June 30, 2010 and 2009, respectively.  Net income (loss) available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  Due to the large number of shares outstanding, we had net income or loss per share of $0.00 for the three and six month periods ended June 30, 2010 and 2009.

Liquidity And Capital Resources

At June 30, 2010, we had non-restricted cash-on-hand of $122,646 compared to $229,738 at December 31, 2009.

Net cash provided by operating activities for the six months ended June 30, 2010 was $154,129 compared to $1,428,581 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, we collected cash from our customers of $3,204,592 and other miscellaneous receipts of $7,704.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,855,102, attorney fees of $67,128, professional fees and consultants of $347,671, interest expense of $146,882, taxes (including sales tax and VAT) of $173,804, and other regular trade payables of $467,580.  For the six months ended June 30, 2009, we collected cash from our customers of $2,669,400 and cash from litigation settlement of $3,284,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,811,073, attorney fees of $754,949, professional fees and consultants of $347,100, interest expense of $871,558, taxes (including sales tax and VAT) of $194,043, and other regular trade payables of $546,736.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2009, we had a slight decline in deferred revenue due to selective adjustments to maintenance agreements to clients who had experienced a workforce reduction, resulting in deferred revenue declining from $2,404,680 at December 31, 2009 to $2,312,166 at June 30, 2010, excluding the impact of the deferred revenue associated with the SnAPPnet acquisition.

The decline in the deferred maintenance revenue also contributes to the reduction in our accounts receivable trade.  Accounts receivable trade dropped from $783,219 to $288,399 (net of allowances for bad debt). The most significant cause of the receivable drop is due to the timing of when we bill for software maintenance.  Most of these billings are annual billings and maintenance billings in June of 2010 were approximately $200k less than they were in December 2009.  Also, due to our cash position, we have also placed greater emphasis on collecting our receivables as quickly as possible, which also contributes to the lower balance.

The accounts payable and accrued liabilities went from $6,397,575 at December 31, 2009 to $6,446,459 at June 30, 2010.  The increase in accounts payable and accrued liabilities is the result of delaying payments on accounts payable, interest on certain notes payable and taxes to various government entities.  Included in the accounts payable and accrued liabilities balance at June 30, 2010 and December 31, 2009 is $1.9 million of payroll liabilities due to past and present employees.  An agreement has been put in place to defer any claim on the amount until July 1, 2011.  The resulting balance at June 30, 2010, excluding the impact of deferred payroll claims from current and prior employees (which has been deferred until July 1, 2011), is almost 16 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment for the six months ended June 30, 2010 and June 30, 2009 of $78,591 and $12,461, respectively.  We also used cash of $5,335 and assumed certain debt and contingent liabilities to acquire substantially all of the business and assets of Pelican Application, LLC’s businesses (the SnAPPnet acquisition) in May 2010 and used cash of $24,999 and issued a note payable to acquire a 90% interest in PTS for $63,000 at the end of June 2009.

For the six months ended June 30, 2010, we paid $156,596 of principal on notes payable and had no new debt funding in the same period.  For the six months ended June 30, 2009, we received $104,000 of proceeds from new notes payable and paid $1,529,024 of principal on outstanding notes.

The total change in cash for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 was a decrease of $39,335.

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

	Balance at	Due in Next Five Years
Contractual Obligations	06/30/10	2010	2011	2012	2013	2014+

Notes payable	$3,331,905	$1,863,187	$156,293	$122,965	$139,261	$1,050,199
Convertible debts	40,000	40,000	-	-	-	-
Total	$3,371,905	$1,903,187	$156,293	$122,965	$139,261	$1,050,199

Of the notes payable of $3,331,905, the default situation is as follows:

	06/30/10	12/31/09

In default	$2,698,895	$2,670,051
Current	633,010	751,790

Total Notes Payable	$3,331,905	$3,421,841

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at June 30, 2010 was $21.1 million. Additionally, at June 30, 2010, we had negative working capital of approximately $10.3 million (although it includes deferred revenue of approximately $2.4 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS, a Director of NOW Solutions, and a Director of PTS.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer.  For more details, please refer to “Common and Preferred Stock Transactions” in Note 4 of the Notes to the Consolidated Financial Statements.

On July 23, 2010, we entered into an agreement with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $1,950,000.  The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on the Company’s audited financial statements.

Pursuant to the terms of the agreement, each current and former employee who is a party to the agreement (the “Employee”) agreed to continue the deferral of salary (“Salary Deferral”) for a period of one year following the date of the agreement.  In consideration for the Salary Deferral, the Company agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus nine percent interest, compounded annually until such time as the unpaid salary has been paid in full.  The Company and the Employees have agreed that the deferred salary plus interest will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 in respect of “Web-Based Collaborative Data Collection System”, and U.S. patent application #09/888,329 in respect of “Method and System for Providing a Framework for Processing Markup Language Documents.”

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We have been or are involved in the following ongoing legal matters:

On November 18, 2009, we sued InfiniTek in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action’) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved.  All agreements were cancelled in 2009 except for the distribution agreement. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed.  InfiniTek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010 and the distribution agreement has been cancelled.  Discovery is ongoing.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  On May 7, 2010, we filed a motion to dismiss this action.  On July 14, 2010, the court denied our motion.  On August 13, 2010, we filed an answer to InfiniTek’s complaint which contained a denial and affirmative defenses.  We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case.

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

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS, a Director of NOW Solutions, and a Director of PTS.

In March 2010, the Company and Luiz Valdetaro entered into an amendment of two indemnity and reimbursement agreements whereby the obligation to reimburse Mr. Valdetaro in respect of an aggregate 3,000,000 common shares that were transferred to third parties on behalf of the Company (in connection with certain extensions of loans of the Company in April 2008) was cancelled in exchange for the Company’s transfer to Mr. Valdetaro of 90,000 shares of VHS Series A Preferred Stock owned by the Company.  Mr. Valdetaro is our Chief Technology Officer. For more details, please refer to “Common and Preferred Stock Transactions” in Note 4 of the Notes to the Consolidated Financial Statements.

During the six months ended June 30, 2010, 416,666 unregistered shares of our common stock valued at $7,550 vested. These shares were issued pursuant to restricted stock agreements with employees of the Company and NOW Solutions executed in 2007.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2010	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2010	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2010	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2010	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 20, 2010	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

August 20, 2010	By:	/s/ David Braun
David Braun
Chief Financial Officer