Form 10-Q
period 2010-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2010-11-15
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 15, 2010, the issuer had 998,835,151 shares of common stock, par value $.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets

Current assets
Cash	$13,676	$229,738
Accounts receivable, net of allowance for bad debts of $26,848 and $30,594	189,249	783,219
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2009	17,731	7,380
Prepaid expenses and other current assets	150,323	67,830

Total current assets	370,979	1,088,167

Property and equipment, net of accumulated depreciation of $983,667 and $967,520	30,375	30,973
Intangible assets, net of accumulated amortization of $1,008,555 and $1,004,271	524,076	109,731
Deposits and other	13,965	12,533

Total assets	$939,395	$1,241,404

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,613,585	$6,397,575
Deferred revenue	2,054,079	2,404,680
Derivative liabilities	42,325	484,859
Convertible debenture	40,000	40,000
Current portion - notes payable	2,917,412	1,596,853
Current portion - notes payable to related parties	363,263	359,903

Total current liabilities	12,030,664	11,283,870

Non-current portion - notes payable	171,453	1,405,302
Non-current portion - notes payable to related parties	33,089	59,783

Total liabilities	12,235,206	12,748,955

See accompanying notes to the condensed consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2010	2009
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000

Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246

Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	350,000

Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	10,051,098

Stockholders' Deficit

Common Stock; $.00001 par value; 1,000,000,000 shares authorized
998,668,484 and 998,251,818 issued and outstanding	9,987	9,983
Additional paid-in-capital	19,244,092	18,630,472
Accumulated deficit	(40,275,178)	(40,155,719)
Accumulated other comprehensive income – foreign currency translation	(103,578)	(40,537)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,124,677)	(21,555,801)

Noncontrolling interest	(73,158)	(2,848)
Total stockholders’ deficit	(21,197,835)	(21,558,649)

Total liabilities and stockholders' deficit	$939,395	$1,241,404

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Revenues
Licensing and maintenance	$93,212	$25,000	$266,309	$206,413
Software maintenance	1,142,374	1,117,978	3,360,902	3,347,139
Software-as-a-Service	85,692	27,055	177,279	107,027
Consulting Services	174,650	91,815	440,811	287,322
Other	44,825	15,214	100,212	110,220
Total Revenues	1,540,753	1,277,062	4,345,513	4,058,121

Cost of Revenues	400,683	370,340	1,155,862	1,150,449
Gross Margin	1,140,070	906,722	3,189,651	2,907,672
Selling, general and administrative expenses	(1,075,183)	(1,064,459)	(3,130,640)	(3,576,845)

Operating income (loss)	64,887	(157,737)	59,011	(669,173)

Interest income	2	4	22	133,576
Interest expense	(131,575)	(128,948)	(356,774)	(426,131)
Gain on settlement of trade payables	22,438	121,020	22,438	121,020
Gain on derivative liability	8,970	(46,907)	85,534	(6,927)
Gain on settlement of litigation	-	535,000	-	4,799,093
Net income (loss)	(35,278)	322,432	(189,769)	3,951,458

Net loss attributable to noncontrolling interest	36,158	3,766	70,310	3,766
Net income (loss) attributable to Vertical Computer Systems, Inc.	880	326,198	(119,459)	3,955,224
Dividend applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)
Net income (loss) applicable to common stockholders'	$(146,120)	$179,198	$(560,459)	$3,514,224

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Basic weighted average	998,668,484	997,938,773	998,587,349	997,344,979
of common shares outstanding
Diluted weighted average of common shares outstanding	-	1,000,811,702	-	1,004,724,744

Statements of Comprehensive income( loss)
Net income (loss)	$880	$322,432	$(119,459)	$3,951,458
Translation adjustments	(42,342)	9,981	(63,041)	(102,543)
Comprehensive income (loss)	$(41,462)	$332,413	$(182,500)	$3,848,915
Comprehensive loss attributable to non-controlling interest	-	3,766	-	3,766
Comprehensive (loss) income attributable to Vertical	$(41,462)	$336,179	$(182,500)	$3,852,681

See accompanying notes to the unaudited condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Statements of Consolidated Stockholders’ Deficit
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)

Issuance of restricted stock for services	416,666	4	7,546	-	-	-	7,550

Cancellation of warrants and obligation to deliver common stock to related party	-	-	357,000	-	-	-	357,000

Forgiveness of related party liability charged to additional paid in capital	-	-	100,000	-	-	-	100,000

Cancellation of conversion option in Series C preferred stock	-	-	149,074	-	-	-	149,074

Other comprehensive income translation adjustment	-	-	-	-	(63,041)	-	(63,041)

Net loss	-	-	-	(119,459)	-	(70,310)	(189,769)

Balances at September 30, 2010	998,668,484	$9,987	$19,244,092	$(40,275,178)	$(103,578)	$(73,158)	$(21,197,835)

See accompanying notes to the condensed consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(189,769)	$3,951,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,328	33,386
Amortization of debt discount	-	16,812
Gain on settlement of trade payables	(22,438)	(121,020)
Stock compensation	7,550	96,374
Non-cash portion of gain on settlement of litigation	-	(1,112,877)
Gain on derivative	(85,534)	6,927
Changes in operating assets and liabilities:
Accounts receivable	593,970	187,934
Receivable from employees	(10,352)	(23,323)
Prepaid expenses and other assets	(83,925)	(45,328)
Accounts payable and accrued liabilities	163,938	(956,211)
Deferred revenue	(418,454)	(545,387)
Net cash (used in) provided by operating activities	(23,686)	1,488,745

Cash flow from investing activities:
Acquisition of SnAPPnet in 2010 and Priority Time Systems, Inc. (“PTS”) in 2009, net of cash received	(5,335)	(24,999)
Purchase of equipment and self-developed software	(120,715)	(17,942)

Cash used in investing activities	(126,050)	(42,941)

Cash flow from financing activities:
Payment of notes payable	(195,295)	(1,594,968)
Proceeds from issuance of notes payable	192,011	119,000
Net cash used in financing activities	(3,284)	(1,475,968)
Effect of changes in exchange rates on cash	(63,041)	(102,543)
Net change in cash	(216,062)	(132,707)
Cash, beginning of period	229,738	255,774
Cash, end of period	$13,676	$123,067

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$154,000	$965,974

Noncash supplemental cash flow disclosures:
Issuance of note for acquisition of PTS	-	38,000
Notes payable assumed from acquisition of PTS	-	17,600
Conversion of accounts payable to notes payable	-	18,811
Noncash consideration for acquisition of SnAPPnet	75,825	-
Cancellation of derivative liability and warrants	357,000	-
Forgiveness of related party liability charged to additional paid in capital	100,000	-
Cancellation of conversion option in Series C preferred stock	149,074	-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions, Inc. (“VHS”), OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc., a 90% owned subsidiary, SnAPPnet, Inc., all entities with minor activities and NOW Solutions, Inc.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months ended September 30, 2010			Nine Months ended September 30, 2009
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(560,459)	998,587,349	$(0.00)	$3,514,224	997,344,979	$0.00
Effect of dilutive securities
Warrants, convertible debt and convertible preferred stock	-	-	0.00	-	7,379,765	-
Diluted EPS	$(560,459)	998,587,349	$(0.00)	$3,514,224	1,004,724,744	$0.00

As of September 30, 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 30,681,957 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

While we have been profitable for the years ended December 31, 2009 and 2008, we suffered significant recurring operating losses prior to those periods.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses to accomplish our objectives.

Negative stockholders’ equity at September 30, 2010 was $21.2 million. Additionally, at September 30, 2010, we had negative working capital of approximately $11.7 million (although this figure includes deferred revenue of approximately $2.1 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

Our management is continuing its efforts to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us, or whether we will be able to become profitable and generate positive operating cash flow. The consolidated financial statements contain no adjustment for this uncertainty.

Note 3. Common and Preferred Stock Transactions

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS (a wholly-owned subsidiary of the Company) to Mr. Robert Farias in exchange for the following:  (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company.  As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company is no longer obligated to issue up to 30,000,000 shares of its common stock.  Mr. Farias is an employee of VHS, a Director of NOW Solutions, Inc. (“NOW Solutions”), and a Director of Priority Time Systems, Inc (“PTS”).

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

VHS is a wholly-owned subsidiary of the Company, with minimal assets, liabilities and operations.  VHS has two classes of preferred stock:

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

On June 1, 2010, VHS granted 50,000 shares of Series B Convertible Preferred Stock to a consultant acting as its Chief Operating Officer in consideration for services to be rendered on behalf of VHS and SnAPPnet, Inc., a newly formed Texas subsidiary of the Company.  SnAPPnet was formed to hold the assets acquired from Pelican (see Note 5, Acquisition of SnAPPnet) and is wholly owned by and consolidated into the parent company.

VHS has authorized 10,000,000 common shares, of which 5,100,000 shares have been issued to the Company and 4,000,000 shares have been reserved for conversions of the VHS Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

In September 2010, the Company cancelled 100,000 shares of the Company’s common stock as a result of an employee leaving the Company.

During the nine months ended September 30, 2010, 416,666 shares of the Company’s common stock, valued at $7,550, vested.

As of the date of this Report (for the nine months ended September 30, 2010), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

998,835,151	Common Stock Issued
24,250,000	Common Shares convertible from Series A Preferred Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Series B Preferred Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Series C Preferred Stock (50,000 shares outstanding of which 12,500 shares are convertible)
94,700	Common Shares convertible from Series D Preferred Stock (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
1,029,517,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 4. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the nine months ended September 30, 2010:

December 31, 2009	$3,461,841
Repayment	(195,295)
Issued	192,011
Notes assumed in SnAPPnet acquisition	66,660
September 30, 2010	$3,525,217

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

In July 2010, we issued a $100,000 promissory note to a third party, bearing interest at 10% per annum and due in July 2011.  As an incentive to make the loan, our wholly-owned subsidiary SnAPPnet, Inc. agreed to pay a 5% royalty on gross revenues up to $50,000.

In July and August 2010, we issued to an employee two short-term notes totaling $48,000, each of which bears interest at 10% per annum.  As of the date of this report, these notes have not been paid.

In September, Vertical do Brasil (a wholly owned subsidiary) utilized bank overdrafts totaling $10,116.  This overdraft protection has been included in our current portion of notes payable.

During the nine months ended September 30, 2010, the Company made interest payments of $154,000.

Note 5. Acquisition of SnaPPnet

On May 21, 2010, our newly formed subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all the assets of Pelican in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration.   The assets acquired included a software application product known as SnAPPnet which is currently used for physician credentialing, as well as Pelican’s entire customer base.  The Company intends to utilize the SnAPPnet software to expand its offering to physicians, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who may need a credentialing product for nurses.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash	$5,335
Series B Convertible Preferred Stock (1)	-
Contingent consideration (2) (3)	75,825
Total consideration	$81,160

Recognized amount of identifiable assets acquired and liabilities assumed (3):
Software	$38,421
Property and equipment	7,604
Intangibles	22,200
Goodwill	246,133
Accounts payable	(9,274)
Notes payable	(66,660)
Deferred revenue	(119,352)
Royalty payable	(37,912)
$81,160

(1)	No value has been assigned to the Series B Convertible Preferred Stock of VHS, since VHS is deemed a development stage company.

(2)
The contingent consideration consists of a 5% royalty payment on sales of the SnAPPnet software application, and is payable to the members (equity owners) of Pelican, prorated to their respective ownership interests in Pelican.  The royalty will expire 10 years following the closing date or the payment of $2.5 million, whichever occurs first..

The fair value of the contingent consideration was determined based on SnAPPnet’s projected revenues for the next 10 years and the application of a discount rate to the future royalty payments.  A probability factor was also applied to the different revenue assumptions used.  At the end of each reporting period after the acquisition date, the contingent payment will be measured again to its fair value, with changes in fair value recorded in earnings.

(3)	Fair values assigned to the contingent consideration as well as the assets acquired and liabilities assumed are provisional, pending receipt of a final valuation of the acquisition.

Unaudited pro forma operation results for the nine months ended September 30, 2010 and 2009, as though the Company had acquired SnAPPnet on the first day of fiscal year 2009 and 2010, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on the first day of fiscal year 2009 and 2010.

	Unaudited Pro Forma Combined For the Nine Months Ended September 30,
	2010	2009
Revenues	$4,369,690	$4,085,669
Net Income (Loss)	(122,688)	3,930,185
Earnings (Loss) per share - Basic	$-	$-
Basic weighted average of common shares outstanding	998,587,349	997,344,979
Diluted weighted average of common shares outstanding	998,587,349	1,004,724,744

Note 6. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace all of the pledged shares within one year.  Subsequent to this agreement, 1,309,983 shares of this pledged common stock were sold to satisfy the debt owed to the lender.  This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging, and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2010 and December 31, 2009, the aggregate derivative liability was $32,750 and $28,820.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company. This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed agreements to replace the shares within one year. These contractual commitments were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore constituted derivative liabilities under the above guidance. Each reporting period, these derivative liabilities are marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2009, the aggregate derivative liability was $312,000. In March 2010, these derivative liabilities were eliminated through the issuance of preferred stock in VHS as described above in Note 3.

 During 2002 and 2003, we issued convertible debentures with conversion features based on the market value of the Company’s common stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance.  The conversion prices were variable, which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to settle all common stock equivalent instruments.  This in turn caused outstanding warrants and all other convertible debt also to be classified as derivative liabilities. Each reporting period, these derivative liabilities are marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  In March 2010, the derivative liability associated with the outstanding warrants was eliminated through the issuance of preferred stock in VHS as described in Note 3 above.  At September 30, 2010 and December 31, 2009, the aggregate derivative liability was $9,575 and $141,419, respectively.

The valuation of our embedded derivatives is determined primarily by the Black-Scholes option pricing model and the Lattice model. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price ($0.025), historical stock volatility (127%), risk free interest rate (1.70%) and derivative term (generally 2.0 years).

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
The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis September 30, 2010
	Level 1	Level 2	Level 3
Liabilities
Convertible debentures	$-	$-	$9,575
Stock derivative – 1,309,983 shares	32,750	-	-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

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

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  This lawsuit relates to one of the causes of action, and the same set of underlying facts, as those in the Texas legal action mentioned above.  On May 7, 2010, we filed a motion to dismiss this action.  On July 14, 2010, the court denied our motion.  On August 13, 2010, we filed an answer to InfiniTek’s complaint which contained a denial and affirmative defenses.  We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case.  The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation.

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

Restricted Stock

A summary of restricted stock activity through September 30, 2010 is shown below.

	Shares	Weighted Average Grant-Date Fair Value
Non Vested Balance at December 31, 2009	683,333	$0.018
Granted	-	-
Vested	416,667	0.018
Forfeited/Cancelled	100,000	0.017
Non Vested Balance at September 30, 2010	166,666	$0.017

As of September 30, 2010, there was $2,833 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 1 year.

Note 9. Subsequent Events

During the period from October 1, 2010 to November 15, 2010, 166,666 shares of our common stock, valued at $2,833, vested. These shares were issued pursuant to restricted stock agreements executed in 2007 with an employee of NOW Solutions.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the nine months ended September 30, 2010, $107,435 of internal costs was capitalized.  During the nine months ended September 30, 2009, no costs were capitalized.

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

Software License.  We sell concurrent perpetual software licenses to our customers. Each license gives the customer the right to use the software without regard to a specific term.  We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software, the product license revenue is recognized upon the acceptance by the customer and the consulting fees are recognized as consulting services are performed.

Software licenses are generally sold as part of a multiple-element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third party to perform the consulting services. We consider these separate agreements as having been negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement, to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement’s revenue through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

Maintenance Revenue. In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services. These maintenance services are typically renewed on an annual basis. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee and may be increased from the prior year amount based on inflation or other agreed-upon percentage. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related maintenance contract.

While most of our customers pay for their annual maintenance at the beginning of the maintenance period, a few customers have payment terms that allow them to pay for their annual maintenance on a quarterly or monthly basis. If the annual maintenance fee is not paid at the beginning of the maintenance period (or at the beginning of the quarter or month for those few maintenance customers), we will ratably recognize the maintenance revenue if management believes the collection of the maintenance fee is imminent. Otherwise, we will defer revenue recognition until the time that the maintenance fee is paid by the customer. We normally continue to provide maintenance service while awaiting payment from customers. When the payment is received, revenue is recognized for the period that revenue was previously deferred. This deferral in payment and in revenue recognition may result in volatility in software maintenance revenue from period to period.

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

Results of Operations

Three And Nine Month Periods Ended September 30, 2010 Compared To The Three And Nine Months Ended September 30, 2009

Total Revenues.  We had total revenues of $1,540,753 and $1,277,062 in the three months ended September 30, 2010 and 2009, respectively.  The $263,691 increase in total revenues for the three months ended September 30, 2010 represented a 20.6% increase over total revenues reported for the three months ended September 30, 2009.  All but $27,905 of the revenues for the three months ended September 30, 2010 were related to the business operations of NOW Solutions, while all of the revenue for the three months ended September 30, 2009 were related to the business operations of NOW Solutions.

The total revenues consist of fees for software licenses, consulting services and software maintenance, Software as a Service (“SaaS”) fees and other revenues.  The revenue from software licenses increased $68,212 or 272.8% compared to the three months ended September 30, 2009 due to the sale of a license to a new customer in September 2010 and a license upgrade to an existing customer.  Software maintenance in the three months ended September 30, 2010 increased by $24,396 from the same period in the prior year, representing a 2.2% increase. The revenue increase in software maintenance was due to maintenance revenue recognized on SnAPPnet customers.  During the three months ended September 30, 2010, NOW Solutions earned reduced maintenance fees from certain customers, due to those customers’ workforce reductions, leaving NOW Solutions’ maintenance revenue flat compared to the comparable period of 2009.  Consulting revenue in the three months ended September 30, 2010 increased by $82,835 from the same period in the prior year, which represents a 90.2% increase.  The increase was due to consulting services rendered in connection with implementation of new licenses sold by NOW Solutions in 2009 and the first quarter of 2010, as well as consulting work done for new Software as a Service clients.   SaaS revenues increased $58,637, or 216.7%, for the 2010 period compared to 2009.  This was due to the addition of a new client and the start-up fees associated with that new client, as well as the on-going impact of new SaaS clients added during 2009.  Other revenue in the three months ended September 30, 2010 increased by $29,610 or 194.6% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.  Most of the increase in other revenue was due to increases in reimbursable travel expenses incurred by consultants, as reflected in the increase in consulting revenue.

We had total revenues of $4,345,513 and $4,058,121 in the nine months ended September 30, 2010 and 2009, respectively.  The increase in total revenue was $287,392 for the nine months ended September 30, 2010, representing a 7.1% increase compared to the same period in 2009.  All but $27,905 of the revenue for the nine months ended September 30, 2010 and all of the revenue for the nine months ended September 30, 2009 was related to the business operations of NOW Solutions, a wholly-owned subsidiary.

The total revenues consist of fees for software licenses, consulting services and software maintenance, SaaS fees and other revenues.  The revenue from licensing fees for the nine months ended September 30, 2010 increased $59,896 or 29.0% over the same period in 2009.  The increase was due to the license revenue from two new customers for the nine months ended September 30, 2010.  We also recorded license upgrades to existing customers in both periods of 2010 and 2009.  Software maintenance fees for the nine months ended September 30, 2010 increased $13,763, representing a 0.4% improvement.  The revenue increase in software maintenance was due to the impact of maintenance revenue from existing customers of SnAPPnet and first year maintenance on new license sales, offset by a decrease in maintenance fees from certain customers due to their workforce reductions.  Consulting fees increased $153,489 or 53.4% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase in consulting fees in 2010 was due to consulting services rendered in connection with implementation of new licenses sold by NOW Solutions and new SaaS customers in 2009 and 2010.  SaaS revenues for the nine months ended September 30, 2010 were $70,252 higher than those for the nine months ended September 30, 2009, a 65.6% increase.  This increase was due to the addition of new hosting customers late in 2009 and the additional setup fees associated with a new customer, as well as the full impact of customers added in 2009.  There was a $10,008 decrease in other revenue for the nine months ended September 30, 2010 compared to the same period of 2009.  The decline is mainly attributed to attendance fees of $53,582 charged for a May 2009 NOW Solutions user conference (held approximately every other year), mostly offset by increases in reimbursable travel expenses for our consultants. Additional other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $400,683 for the three months ended September 30, 2010 compared to $370,340 for the three months ended September 30, 2009.  The $30,343 increase in cost of revenues of represents an 8.2% increase.  Our costs have increased due to higher third party hosting expenses as we increase our customer base in SaaS, costs associated with the development of new business units, as well as higher travel costs for our consultants.

For the nine months ended September 30, 2010, direct costs of revenues were $1,155,862 compared to $1,150,449 for the same period in 2009, representing an increase of $5,413 or 0.5%.  The slight increase in direct cost of revenues was due to offsetting increases and decreases year-to-date in 2010 compared to 2009.  There were increased costs for third-party hosting expenses as we continued to add customers to our SaaS offering, as well as higher travel expenses associated with our consultants working with clients on implementations and improvements.  These higher expenses were offset by lower expenses, including the absence in 2010 of expenses associated with a NOW Solutions user conference.

Selling, General and Administrative Expenses.  We had selling, general and administrative (“SG&A”) expenses of $1,075,183 and $1,064,459 in the three months ended September 30, 2010 and 2009, respectively.  The $10,724 increase was due, in part, to higher professional fees for attorneys for patent work and in connection with lawsuits in which we are involved, plus an increase in bad debt expense due to not recognizing a reduction in the bad debt allowance account as we did in the third quarter of 2009, and higher fringe benefit expenses.  Of the SG&A expenses for the three months ended September 30, 2010, $164,671 represented business development expenses for initiatives being undertaken through VHS, PTS and SnAPPnet.  These increases were offset by reductions in consulting expenses charged to us by third party consultants due to discontinuing development of the NavPath and PASS applications at Vertical Computer Systems, and the capitalization of some of the consulting expenses related to developing time-keeping software.

For the nine months ended September 30, 2010 we had selling, general and administrative expenses of $3,130,639 compared to $3,576,845 for the nine months ended September 30, 2009.  The $446,206 (12.5%) decrease was due to lower stock compensation costs, lower accounting fees, lower legal fees (as a result of settling the Ross litigation), lower consulting fees due to stopping development of NavPath and PASS at Vertical Computer Systems, and the charges related to obtaining the proceeds from the litigation settlement of $63,024.  We incurred higher expenses for bad debt.  Of the SG&A expenses for the nine months ended September 30, 2010, $490,000 represented business development expenses for initiatives being undertaken through VHS, PTS and SnAPPnet.

Gain (Loss) on Derivative Liability.  We have existing derivative liabilities related to common stock loaned to the company by one executive and embedded derivative liabilities on convertible debt.  These liabilities are adjusted each quarter for changes in the market value of the company stock and other items that impact the valuation of the derivatives.  In general, as our stock price increases, the aggregate derivative liability increases, resulting in a loss.  As our stock price decreases, the aggregate derivative liability decreases, resulting in a gain.  The gain on derivative liability was $8,970 for the three month period ended September 30, 2010 compared to a loss of $46,907 for the same period in 2009.  For the nine months ended September 30, 2010 the gain on derivative liability was $85,534 compared to a loss of $6,927 for the same period ended September 30, 2009.

Interest Expense.  We had interest expense of $131,575 and $128,948 for the three months ended September 30, 2010 and 2009, respectively.  Interest expense increased for the period in 2010 by $2,627, representing an increase of 2.0% compared to the same expense in the three months ended September 30, 2009.  This increase was due to the effect of new debt incurred late in 2009 and in the three months ended September 30, 2010, as well as the impact of default interest on certain notes currently in default, offset by paying down or paying off notes payable as a result of the proceeds of the Ross litigation in 2009.

For the nine months ended September 30, 2010, we had interest expense of $356,774 compared to $426,131 for the same period in 2009, representing a $69,357 or 16.3% reduction for the period.  The decrease was due to the principal payments made on notes payable and the payoff of a note with proceeds of the Ross litigation, partially offset by the impact of new notes incurred in November 2009 and the third quarter of 2010, as well as default interest incurred in 2010.

Gain on Settlement of Trade Payables.  In August 2010, we performed a review of open accounts payable for EnFacet, a non-operating wholly owned subsidiary of the Company, and determined that these payables no longer represented a true liability to the Company and wrote them off.  The write-off resulted in a gain of $22,438.  In the same period of 2009, we recorded a gain of $121,020 as a result of purchasing trade receivables of one of our vendors in bankruptcy.  We purchased these receivables to settle our corresponding trade payable to the vendor, which resulted in the gain.

For the nine months ended September 30, 2010 and 2009, we had gains on settlement of trade payables of $22,438 and $121,020, respectively for the reasons discussed above for the three month period.

Gain on Settlement of Litigation. On March 24, 2009, NOW Solutions applied for and received the cash deposit of Ross Systems, Inc. that was held by the New York City Department of Finance.  These funds had been deposited by Ross to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions.  The stay was vacated by operation of law after the judgment was affirmed by the New York Appellate Division on February 11, 2009.  On September 24, 2009, we received the final settlement from Ross of $535,000 for additional interest and legal fees incurred to respond to their appeal.  The reported gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note.  We also had a receivable from Ross for certain funds due us after the acquisition was completed that was also written off.  However, that receivable had been fully reserved, so there was no income impact of the receivable write-off.  There was no litigation settlement in 2010.

Interest Income.  In addition to the final settlement from Ross, which resulted in the gain described above, on March 24, 2009 we also received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which is reflected as interest income for the nine months ended September 30, 2009.  There were no other significant sources of interest income in the same period of 2010.

Net Income (Loss).  We had a net income of $880 and $326,198 for the three months ended September 30, 2010 and 2009, respectively.  The net income for the three months ended September 30, 2010 was due to higher revenue of $263,691, a gain on derivative liability as opposed to a loss in the same period of 2009, and the settlement of trade payables in 2010.  The net income for the three months ended September 30, 2009 was due to the gain on settlement of trade payables of $121,020 and the gain on settlement of litigation of $535,000.  Without these unusual items, the net loss would have been $329,822 for the period in 2009.

We had a net loss of $119,459 and net income of $3,955,224 for the nine month periods ended September 30, 2010 and 2009, respectively.  We have incurred a net loss for the nine month period of 2010, although revenues are up $287,392 from the same period in 2009, selling, general and administrative expenses are down $446,206 from the same period in 2009, and interest expense is down $69,357 compared to the same period in 2009.  The gain on derivative liability of $85,534 and the unusual gain on trade payables of $22,438 also mitigated the net loss.  The net income for 2009 was due to the factors discussed above, but the primary driver for the income was the gain on settlement of the Ross litigation of $4,799,093 and the gain on settlement of trade payables of $121,020.

Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended September 30, 2010 and 2009, respectively and $441,000 and $441,000 for the nine months ended September 30, 2010 and 2009, respectively.

Net Income (Loss) Available to Common Stockholders.  We had a net loss available to common stockholders of $146,120 and net income available to common stockholders of $179,198 for the three months ended September 30, 2010 and 2009, respectively.

We had a net loss available to common stockholders of $560,459 and net income available to common stockholders of $3,514,224 for the nine months ended September 30, 2010 and 2009, respectively.  Net income (loss) available to common stockholders was due to the factors discussed above.

Net Income (Loss) Per Share.  Due to the large number of shares outstanding, we had net income or loss per share of $0.00 for the three and nine month periods ended September 30, 2010 and 2009.

Liquidity And Capital Resources

At September 30, 2010, we had non-restricted cash-on-hand of $13,676 compared to $229,738 at December 31, 2009 and $123,065 at September 30, 2009. However, the Company made a prepayment of $105,000 (on September 30, 2010) for an October 15, 2010 payroll, and comparable prepayments were not made for the periods ended September 30, 2009 or December 31, 2009, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2010 was ($23,686) compared to cash provided by operating activities of $1,488,745 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, we collected cash from our customers of $4,578,424.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,932,919, attorney fees of $74,762, professional fees and fees to consultants of $552,588, interest expense of $154,000, taxes (including sales tax and VAT) of $326,601, and other regular trade payables of $586,867.  For the nine months ended September 30, 2009, we collected cash from our customers of $3,755,276 and cash from litigation settlement of $3,819,640 (including interest income of $133,424).  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,610,658, attorney fees of $823,762, professional fees and fees to consultants of $443,675, interest expense of $965,974, taxes (including sales tax and VAT) of $365,125, and other regular trade payables of $876,977.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  At the end of fiscal 2009, we had a slight decline in deferred revenue due to timing adjustments, and due to adjustments to maintenance agreements for clients who experienced workforce reductions, resulting in deferred revenue declining from $2,404,681 at December 31, 2009 to $1,916,586 at September 30, 2010, excluding the impact of the deferred revenue associated with the SnAPPnet acquisition.

Accounts receivable trade dropped from $783,219 at December 31, 2009 to $189,249 (net of allowances for bad debt), and dropped from $288,399 at the end of June 2010.  Some of the drop in receivables is due to the timing of software maintenance invoicing because we bill a significant portion of our annual software maintenance in December.  We have also placed greater emphasis on collecting our receivables as quickly as possible, which also contributes to the lower trade receivables balance.  In addition, our standard terms for software license sales require a significant payment when the agreement is signed, which also explains the lower receivable balance.

The accounts payable and accrued liabilities increased from $6,397,578 at December 31, 2009 to $6,587,959 at September 30, 2010.  The increase in accounts payable and accrued liabilities is the result of delaying payments on accounts payable, interest on certain notes payable and taxes to various government entities.  Included in the accounts payable and accrued liabilities balance at September 30, 2010 and December 31, 2009 is $1.9 million of payroll liabilities due to past and present employees.  An agreement has been put in place to defer any claim on their amounts until July 1, 2011.  The resulting balance at September 30, 2010, excluding the impact of deferred payroll claims from current and prior employees (which has been deferred until July 1, 2011), is almost 25 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and software for the nine months ended September 30, 2010 and September 30, 2009 of $120,715 (of which $107,435 was for self-developed software) and $17,942, respectively. We also used cash of $5,335 and assumed certain debt and contingent liabilities to acquire substantially all of the business and assets of Pelican Application, LLC’s business (the SnAPPnet acquisition) in May 2010.

For the nine months ended September 30, 2010, we received cash proceeds from new notes payable of $192,011.  We paid $169,669 of principal on notes payable in the same period.  For the nine months ended September 30, 2009, we received $119,000 of proceeds from new notes payable and paid $1,594,968 of principal on outstanding notes with proceeds received from the Ross litigation settlement.

The total change in cash for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was a decrease of $109,391. However, there was a $105,000 prepayment made on September 30, 2010 that created the variation.

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

Due in Next Five Years
	Balance at
Contractual Obligations	09/30/10	2010	2011	2012	2013	2014+
Notes payable	$3,485,217	$3,280,676	$204,541	$-	$-	$-
Convertible debts	40,000	40,000	-	-	-	-
Total	$3,525,217	$3,320,676	$204,541	$-	$-	$-

Of the notes payable of $3,485,217, the default situation is as follows:

	09/30/10	12/31/09
In default	$3,060,367	$2,670,051
Current	424,850	751,790

Total Notes Payable	$3,485,217	$3,421,841

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. While we have been profitable for the years ended December 31, 2009 and 2008, we have suffered significant recurring operating losses prior to those periods, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Negative stockholders’ equity at September 30, 2010 was $21.2 million. Additionally, at September 30, 2010, we had negative working capital of approximately $11.7 million (although it includes deferred revenue of approximately $2.1 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to become profitable and generate positive operating cash flow. The consolidated financial statements contain no adjustment for this uncertainty.

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

In July and August 2010, we entered into agreements with an employee to borrow $48,000 on a short-term basis at 10% interest.  As of the date of this report, these amounts have not been repaid.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Our management, principally our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

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

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2009, except for the resignation of our CFO.

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

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit.  This lawsuit relates to one of the causes of action, and the same set of underlying facts, as those in the Texas legal action mentioned above.  On May 7, 2010, we filed a motion to dismiss this action.  On July 14, 2010, the court denied our motion.  On August 13, 2010, we filed an answer to InfiniTek’s complaint which contained a denial and affirmative defenses.  We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case.

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

During the nine months ended September 30, 2010, 416,666 shares of our common stock, valued at $7,550, vested. These shares were issued pursuant to restricted stock agreements executed in 2007 with employees of the Company and NOW Solutions.

During the nine months ended September 30, 2010, 100,000 shares of our common stock, valued at $1,700, were forfeited.  These shares were granted pursuant to a restricted stock agreement executed in 2007 with an employee of the Company.

During the period from October 1, 2010 to November 15, 2010, 166,666 shares of our common stock, valued at $2,833, vested. These shares were issued pursuant to restricted stock agreements executed in 2007 with an employee of NOW Solutions.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2010	Provided herewith

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2010	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2010	Provided herewith

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2010	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 15, 2010	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ Richard Wade
Richard Wade
Principal Accounting Officer