Form 10-K
period 2010-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2011-04-15
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2010: $5,907,899

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010: $23,779,295.

As of April 14, 2011, the issuer had 997,935,151 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

We presently market several software products, including the following: HRMS emPath® 6.5 (“emPath®”), a physician credentialing solution known as “SnAPPnet” and ResponseFlash™. In addition, we are upgrading a point-of-sale software solution known as “PASS”, a time and attendance software by our subsidiary Priority Times Systems, Inc. (“PTS”), and an FLSA (Fair Labor Standards Act) payroll software based upon emPath® geared to meeting requirements for city and county fire, sheriff and police departments that will be distributed by our subsidiary Taladin, Inc. (“Taladin”). For a description of these products, please see the section entitled “Software Services” under “Business Overview”.

Business Overview

We are a multi-national provider of Internet core technologies, application software, and software services through our distribution network with operations or sales in the United States, Canada and Brazil. Our primary Internet core technologies include SiteFlash™, Emily® XML Enabler Agent, Emily® XML Broker, which can be an alternative to Web services, and the Emily® XML Scripting Language, which can be used to build Web services. Our fiber optic patent (for transmission of images over a single filament of fiber optic cable [No. 6718103]) is in OptVision Research, Inc. (“OptVision Research”).

Our main application software, emPath®, which is designed to handle complex Payroll and Human Resources challenges, is marketed by NOW Solutions. NOW Solutions, Inc. (“NOW Solutions”), a wholly owned subsidiary of the Company, is selling emPath® in the United States and Canadian markets both as a software solution as well as a new Software-as-a-Service (“SaaS”) offering, also known as “cloud-based” offering. For a description of our new delivery model for emPath®, please see the section entitled “Software Services” under “Business Overview”.

We have other application software in various stages of developments which will be marketed through different Company subsidiaries including PTS, Vertical Healthcare Solutions, Inc. (“VHS”), Taladin, SnAPPnet, Inc, and Government Internet Systems Inc. (“GIS”). We are actively pursuing the licensing of our intellectual properties, including SiteFlash™.

In 2009, we acquired rights from Emerald Software Group (“Emerald”) to market that company’s AllegroHR onboarding and offboarding software solutions as well as staff service requests and personnel action notices applications, including the right to market these products as a private label offering. Also in 2009, we acquired PTS, a software company that was completing the development of a time and attendance software solution known as “Priority Time” for use by employers to improve efficiency of their workforce.

In 2010, our wholly owned subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all of the assets of Pelican Applications, LLC (“Pelican”), including a software application product known as SnAPPnet which is currently used for physician credentialing, as well as Pelican’s entire customer base. Also in 2010, NOW Solutions Canada, Inc., our wholly owned subsidiary, entered into a reseller and marketing agreement with Kronos Canadian Systems, Inc.

In January 2011, we entered into an assignment agreement for a sixteen year-old web server software with the intent to modify and use it as a basis to create a product.

A substantial effort has been made to develop our emPath® product and its SaaS offering platform, which will allow us to finalize and launch our new module-based initiative whereby certain payroll/human resource modules can be marketed independently from emPath® or bundled as a comprehensive solution. A key objective of the module development initiative is to enable new modules to be sold to a smaller customer base (25 to 500 employee companies) in a simple standardized version. This version will have full functionality and all the benefits of a total enterprise solution, while maintaining scalability in order to meet the needs of and to compete for the largest corporate customers and government entities, which often have complex payroll rules.

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

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Pharmacies and medical practices	SiteFlash™	Vertical	VHS
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Pharmacies and medical practices	PASS	Vertical	VHS
Software development units	Emily®	Vertical	VHS
Human Resources and Payroll	AllegroHR	Emerald Software Group	NOW Solutions
Time and Attendance	Priority Time	Priority Time Systems	VHS (a), NOW Solutions (c)
Physician Credentialing	SnAPPnet	SnAPPnet, Inc.	VHS (a)

(a)	Physician market
(b)	Government market
(c)	Clients

Application Software

Our primary application software is emPath®, a human resources/payroll software, which is developed, marketed and maintained by our wholly-owned subsidiary, NOW Solutions. This software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a SaaS (aka cloud-based) or as a software license.

In 2010, we completed the workflow engine for emPath® and continued improvements for its SaaS offering. We also implemented our new strategy of developing certain HR/payroll related modules that can be sold separately from emPath® or bundled with emPath® as a comprehensive solution. These new features, when coupled with experience gained with the product by the Brazil-based development staff (over the past five years), have substantially facilitated faster product development. In addition, we have significantly improved the scalability of emPath® to meet the needs of small businesses as well as very large enterprise clients. We are also continuing to upgrade emPath® for our SaaS offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll providers in their local markets. As a result of our initial sales to complex payroll customers, we realized the need for a “Tailored SaaS” allowing these types of customers to receive the cost benefits of a SaaS offering while meeting their complex requirements.

In the summer of 2010, we elected to utilize a new development platform (“Platform”) and created “dashboardletsTM” (a proprietary tool for business intelligence) allowing the scalability to meet large and/or complex customer requirements. We currently anticipate marketing Priority Time through PTS as a separate module in May 2011, as well as bundling it with NOW Solutions’ emPath®, which we intend to market to emPath®’s existing customer base.

We are marketing our SnAPPnet application to NOW Solutions’ existing customer base as well as through VHS to physicians in the United States. We are also in the process to developing a registered nurse module of SnAPPnet, which we will market NOW Solutions’ existing healthcare customers in the United States. In addition, we are adding some key new features to the software application as well as doing a design review to meet other potential markets for credentialing.

We believe that our application software services provide customers with upfront cost savings and significant increases in productivity for everyday operations, including competitive set-up fees and implementation times. The new Platform will be used to develop the other modules.

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

Our primary core internet technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, permitting these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website. Once all of the components of a Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content includes text, pictures or multimedia. Form includes graphics and Website colors, layout and design. Function includes the activities performed by or actions executed on the Website. In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites. This separation of form, function, and content also allows for the rapid creation of affiliated Websites. This unique ability is patented (U.S. Patent number 6,826,744 and continuation patent U.S. Patent No. 7,716,629) and has many applications in the Web arena. SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features that differentiate SiteFlash™ from other products are its affiliation/syndication capability, its multi-lingual capability and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability).

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

The fourth core Internet technology is a sixteen year-old web server software that was assigned to the Company. The technology was acquired with the intent to modify and use it as a basis to create a new product.

Software Services

In addition to its standard emPath® offering, NOW Solutions has been providing a new delivery model: software-as-a-service, or simply “SaaS”. SaaS is a software application delivery model where a software company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs. The term “SaaS” has become the industry adopted reference term, generally replacing “cloud based” or earlier terms like “On-Demand” and “ASP” (Application Service Provider). After completing the testing of its emPath® SaaS model to ensure a robust and competitive solution, NOW Solutions has sold that offering to existing and new clients. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding our current market of mid to large sized customers but also to increase our market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution. As an expanded product, NOW Solutions has created a “Tailored SaaS” offering to meet the needs of large complex customers who have specialized requirements.

Other NOW Solutions’ software services include maintenance, custom maintenance, professional services and a new managed services offering.

SnAPPnet and Priority Time will both be SaaS offerings along with professional and managed services.

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, GIS, Vertical Internet Solutions, Inc. (“VIS”), EnFacet, Inc. (“EnFacet”), Globalfare.com, Inc. (“Globalfare”), Pointmail.com, Inc. (“Pointmail”), Taladin, OptVision Research, VHS, PTS, SnAPPnet, Inc., and minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a wholly-owned subsidiary of the Company. NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions. NOW Solutions has clients in the United States and Canada ranging from private businesses to government agencies, who typically employ 200 or more employees. NOW Solutions currently markets emPath®, which handles complex human resources and payroll situations where the clients may have employees from different unions, multiple state locations, and intricate compensation structures. We believe that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology, which allows quick customization of payroll rules and calculations without any programming. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese and Chinese) and flexible software solution, without the multi-million dollar implementation and support budgets of the major competitors.

NOW Solutions has converted some of its existing customers to its SaaS model and is in the process of developing methods to introduce its SaaS offering through distributors in the United States. During the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we are labeling “Tailored SaaS”, which can fulfill our customers unique requirements while giving them the benefits of a SaaS offering.

Additionally, NOW Solutions has embarked on a new strategy of developing and licensing HR products complementary to its existing suite of products that can be sold as a separate product or integrated with emPath®, which is greatly facilitated by emPath®’s Web Services integration. The first products which are part of this initiative consist of “onboarding” and “offboarding” software, which were obtained through NOW Solutions’ agreement with Emerald and resulted in an immediate sale to one of its existing customers. The second product is Priority Time which we anticipate launching as a separate product in May 2011, offering it to our existing customer base.

In 2010, NOW Solutions Canada entered into a reseller and marketing agreement with Kronos Canadian Systems, Inc.. Under the terms of the agreement, Kronos Canadian Systems, Inc. selected emPath® as its exclusive HRMS and Payroll solution for use in Canada. NOW Solutions’ emPath® application will be rebranded and marketed to Kronos Canadian’s customers as “Kronos HR Payroll Powered by emPath®”. NOW Solutions Canada will continue to directly market its product in Canada.

The traditional revenue model of NOW Solutions was based primarily upon four components: licensing fees, SaaS fees, professional consulting services, and renewable maintenance fees. We are now offering Managed Services. Under the SaaS delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2010, NOW Solutions had approximately $677,771 of total assets, revenues of approximately $5,840,955 and net income of approximately $1,372,738.

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

For the 12 months ended December 31, 2010, Taladin had no material assets, no revenues and a net loss of approximately $7,409.

OptVision Research, Inc.

OptVision Research, a Texas corporation, is a wholly-owned subsidiary of the Company and was created to support the development of our fiber optic patent through either direct investment or government grants.

The United States Patent and Trademark Office (“USPTO”) granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004. This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data. We are in the process of attempting to secure funding from the Federal Government for development of the patent.

For the 12 months ended December 31, 2010, OptVision had no material assets, no revenues and a net loss of approximately $3,913.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. In May 2008, Robert Farias assigned Point-of-Sale software (“PASS”) technology to the Company. In addition, VHS and Mr. Farias entered into a distributor agreement for PASS whereby Mr. Farias would market PASS to his existing clients. In October 2008, VHS entered into a consulting agreement with Farias-Jett (a sole proprietorship of Mr. Farias), and an employment agreement with Mr. Farias. Significant upgrades have been completed on the PASS software and VHS has some pharmacies beta testing this product. PASS is being adapted to meet the needs for physicians for a secondary market. On December 17, 2009, Sigis (the “Special Interest Group for IIAS Standards”) certified that PASS met the requirements by the IRS for IIAS COMPLIANT POINT OF SALE SYSTEM. In 2010, VCSY licensed its various products and technology to VHS for the physician market. A comprehensive package is being finalized for that market.

For the 12 months ended December 31, 2010, VHS had no material assets, no material revenues, and a net loss of approximately $132,154.

Priority Time Systems, Inc.

PTS is a Nevada corporation. On June 15, 2009, we purchased 90% of the common stock of PTS from a shareholder of PTS. The purchase price was $63,000, of which $25,000 was paid at execution and the balance paid in equal monthly installments over a 12-month period beginning in August 2009. In connection with this purchase, we also agreed to retain the selling shareholder as a consultant of PTS beginning in July 2009. In addition, we also entered into a shareholder agreement with the selling shareholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the 90% block. The shareholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.

PTS has been developing Priority Time, a time and attendance product that we intend to offer both as a standalone product and as an integrated product with emPath®. In late spring 2010, we elected to stop the development and switch to a new Platform allowing us to create a new product utilizing a rule based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets. Additionally, we are utilizing an in-house tool to create dashboardletsTM. We are finalizing the completion of the Priority Time product, which we anticipate launching in May 2011.

In connection with the PTS acquisition, the Company continues to retain two highly experienced executives within PTS with years of experience and success in the independent marketing and sales of time and attendance software solutions.

For the 12 months ended December 31, 2010, PTS had assets of approximately $249,527, no material revenues and a net loss of approximately $153,975.

SnAPPnet, Inc.

SnAPPnet, Inc. is a Texas corporation. On May 21, 2010, our newly formed subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all the assets of Pelican Applications, LLC (“Pelican”) in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration. The assets acquired included a software application product known as SnAPPnet which is currently used for physician credentialing, as well as Pelican’s entire customer base. We intend to utilize the SnAPPnet software to expand its offering to physicians, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who may need a credentialing product for nurses.

In 2010 we were able to retain the existing customers and complete an installation for a new large customer, all while consolidating the operations with those of the Company. We are finalizing the specifications of the software to better meet the existing needs of physicians with improved features as well as supporting other credentialing opportunities we have identified, utilizing the new Platform mentioned earlier.

As part of the acquisition of Pelican, we retained an experienced executive in the healthcare industry with years of experience and success in the marketing and sales of physician credentialing and healthcare software solutions.

For the 12 months ended December 31, 2010, SnAPPnet, Inc. had assets of approximately $260,699, revenues of approximately $66,942 and net loss of approximately $48,309.

Government Internet Systems, Inc.

Our 81.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily® Solutions, Inc. Vertical licensed ResponseFlash™ to GIS, in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the Homeland Security sector. We are in the process of submitting proposals to various city, county and state governments. We are currently seeking funding through grants.

For the 12 months ended December 31, 2010, GIS had no assets, no material revenue and net loss of approximately $8,302.

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2010, VIS had no material assets, no material revenue and $239,284 of expenses related to tax liens on prior years payroll tax liabilities.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is currently inactive and we have no plans regarding this subsidiary.

For the 12 months ended December 31, 2010, EnFacet had no material assets, no revenues and net income of $106,076 primarily related to the write off of liabilities on which the statute of limitation has been met.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is currently inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2010, Globalfare had no assets, no revenues and net income of $8,952 primarily related to the write off of liabilities on which the statute of limitation has been met.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is currently inactive and we currently have no plans regarding this subsidiary or its technology.

For the 12 months ended December 31, 2010, Pointmail had no assets, no revenues and no expenses.

Minority Interests and Royalty Interests

iNet Purchasing, Inc.

In April 2000, we acquired a 2.5% minority interest in iNet and became entitled to a royalty on all iNet transactions for up to 40 years. iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, we entered into a license agreement with iNet, pursuant to which the Emily® software and technology were licensed for use in connection with iNet’s e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. In April 2005, iNet Purchasing was acquired by SicommNet. We are in the process of reviewing our rights as a consequence of such acquisition.

As of December 31, 2010, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2010.

TranStar Systems, Inc.

 TranStar Systems, Inc. (“TranStar”), based in Claremont, California, is a systems integrator and consulting firm that is establishing an e-business platform. That platform is mainly focused on multiple-application smart card based solutions for credit, debit, payroll debit cards and other high volume informational transactions with a large customer base. We are entitled to receive 3% of any transaction fees and any other revenues generated by TranStar in perpetuity, although no royalties have been received from TranStar as of April 14, 2011. Although TranStar put its smart card and payroll debit card business on hold in 2009, we have a distribution agreement with the President of TranStar to market our products, including emPath®.

Strategic Alliances and Software Distributors

Farias-Jett. In August 2008, NOW Solutions entered into a hosted service provider agreement with Farias-Jett for emPath® so that Farias-Jett can market emPath® for Small Business SaaS product to its existing customer base. In 2010, Farias-Jett was active in providing input and beta testing for this offering.

Emerald Software Group. In February 2009, NOW Solutions entered into an agreement with Emerald to market its AllegroHR products with NOW Solutions’ emPath® Payroll/HRMS software solution and to sell it separately. AllegroHR consists of onboarding and offboarding software solutions as well as staff service request and personnel action notices applications. NOW Solutions can distribute AllegroHR under a private label version. Throughout 2009 and 2010, Emerald worked closely with the Company in utilizing emPath®’s web services to provide an integrated solution for emPath®’s first on-boarding customer.

Competition

We have substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security. In the realm of application software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg /Hewitt, Kronos, DLGL, Ultimate and SAP. Our competitors for emPath® for SaaS include ADP, Ceridian, Ultimate and Quicken. However, while NOW Solutions competes with these companies, its payroll product is utilized in conjunction with many of these companies’ other modules.

Our primary competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. However, we have a number of large complex clients including cities and counties in the United States that have been clients for many years (10 -25 years) and are highly referenceable. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material and adverse effect on our financial position, results of operations and cash flows.

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
2.
NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single data base, and a strong, highly identifiable customer base it can reference.
4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

Strategic Overview

The Company’s product portfolio reflects a number of unique characteristics and advantages that have been developed or acquired over time. Yet we were unable to devote our full resources to maximize the benefit of our various technologies until the final resolution of the litigation with Ross Systems, Inc. (“Ross”) in the fall of 2009. Currently, we are actively pursuing the strategy of (a) further developing the technologies owned by the Company and its subsidiaries and (b) combining all the technologies owned by the Company and its subsidiaries into viable product offerings.

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

4.
The unique ability to market our new Priority Time product as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of the specifications for their own market.

5.	The utilization of our patented technology and other application software in solutions for our core application software.

The software development leg of our strategy is twofold. The first lies in continuing to develop the ability to compete with the large ERP providers like SAP and Oracle in providing complex best-of-breed alternatives offerings that are more cost effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as a SaaS offering that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to federal and state government programs for cost savings.

One key to the success of our strategies is to leverage our core capabilities, by entering into co-marketing agreements with other companies, particularly those with best-of-breed products that complement our business units. The objective is to enter into distinct co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particular target market. To supplement this approach, our business units will enter into agreements with each other where the opportunity exists to cross-promote and market their respective products. We are also identifying complementary products from third parties which we can private label and sell with our existing products or sell separately.

Proprietary Rights

We rely upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our proprietary rights in our products and services. We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products. In addition, we protect our trade secrets and other proprietary information through agreements with employees and consultants. NOW Solutions’ emPath® software technology is protected by copyright and trademark. Priority Time, SnAPPnet , PASS are also protected by copyright.

The USPTO granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004. This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.

 The USPTO granted us a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. On May 11, 2010, we were granted a continuation patent (U.S. Patent No. 7,716,629) of U.S. Patent No. 6,826,744 by the USPTO. All pending new claims were granted in the continuation patent, which has increased the scope of the original patent by adding 32 new claims to the original 53 claims. Together, these patents are the foundation of our product, SiteFlash™, and form the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006. This patent covers various aspects of the Emily® XML Enabler Agent and the Emily® XML Broker.

We have filed for a patent related to the Emily® XML scripting language. This patent application was published in February 2003 and is still pending.

 On December 13, 2010, we filed an application for a patent, serial number 12/966741, titled “System and Method for running a Web Server on a Mobile Internet Device”. This patent application is not yet published and still pending.

On March 31, 2011, we filed a provisional application for a patent, serial number 61/470474, titled “Mobile Web Proxy”. This provisional patent application is not yet published and still pending.

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

Employees

As of April 14, 2011, we had 26 full-time and 5 part-time employees, of which 26 are employed at NOW Solutions (17 are employed in the United States and 9 in Canada), and 11 consultants (6 in Brazil). We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

While we had a loss of $150,316 for the year ended December 31, 2010 and a profit of $3,504,538 for the year ended December 31, 2009, we have historically incurred losses. Our loss for the year ended December 31, 2010 was primarily due to losses in startup and developing subsidiaries. Our profit for the year ended December 31, 2009 was primarily due to our collecting the judgment awarded to us against Ross. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2010 and 2009. This paragraph states that our recurring operating losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations

The accompanying consolidated financial statements for the 12 months ended December 31, 2010 and 2009 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Negative shareholders’ equity at December 31, 2010 was $21.3 million. Additionally, at December 31, 2010, we had negative working capital of approximately $11.9 million (although it includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay For the Expenses of Our Operations

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily® technology products through licensing and development of viable products, other products for which we have marketing rights, as well as increased revenues from NOW Solutions products and the successful launch of our new solutions by our subsidiaries (such as emPath® for Small Business, PASS, SnAPPnet, and Priority Time), none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

Our Success Depends On Our Ability to Obtain Additional Capital

We have funding that is expected to be sufficient to fund our present operations for three months. However, we will need significant additional funding in order to complete our business plan objectives. Accordingly, we will have to rely upon additional external financing sources to meet our cash requirements. Management will continue to seek additional funding in the form of equity or debt to meet our cash requirements. Other than common or preferred stock in our subsidiaries, we do not have any common stock available to issue to raise money. However, there is no guarantee we will raise sufficient capital to execute our business plan. In the event that we are unable to raise sufficient capital, our business plan will have to be substantially modified and operations curtailed or ceased.

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2010 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $11.9 million at December 31, 2010, which means that our current liabilities exceeded our current assets by approximately $11.9 million (although it includes deferred revenue of approximately $2.6 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2010 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily® technology;
•	the demand for NOW Solutions’ emPath® product;
•	the demand for VHS’ PASS product;
•	the demand for PTS’ Time and Attendance product;
•	the demand for our SnAPPnet product;
•	introduction of new products and services by us and our competitors;
•	costs incurred with respect to acquisitions;
•	price competition or pricing changes in the industry;
•	technical difficulties or system failures;
•	general economic conditions and economic conditions specific to the Internet and Internet media; and
•	the licensing of our intellectual property.

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

Item 2. Properties

The Company and NOW Solutions’ headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprise approximately 2,576 square feet. In addition, NOW Solutions has offices at 6707 Brentwood Stair Rd., Suite 226, Fort Worth, Texas 76112, which comprises 1,703 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, Rio de Janeiro, Brazil, which comprises 1,200 square feet. All of these locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them. Our other subsidiaries may be reached through our Richardson, Texas headquarters.

Item 3. Legal Proceedings

We are involved in the following ongoing legal matters:

On October 11, 2007 a judgment in the amount of $3,151,216 was entered for NOW Solutions (the “Judgment”) against Ross in New York state court. The amount of the Judgment consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest. Ross appealed the Judgment, which was affirmed by the appellate court. On March 24, 2009, the New York City Department of Finance released Ross’ cash deposit of $3,151,216 (which had accrued $133,424 in interest) to NOW Solutions. The net proceeds of the deposit collected by NOW Solutions totaled $873,444, after deducting $2,345,502 in attorneys’ fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the deposit.

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

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. During 2010, the Company made timely payments of $40,000 of this note leaving a balance of $33,371 at December 31, 2010.

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action”) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved. All agreements with InfiniTek have been cancelled. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed. InfiniTek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010. Discovery is ongoing.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit. This lawsuit relates to one of the causes of action, and the same set of underlying facts, as those in the Texas legal action mentioned above. On May 7, 2010, we filed a motion to dismiss this action. On July 14, 2010, the court denied our motion. On August 13, 2010, we filed an answer to InfiniTek’s complaint, including a denial and affirmative defenses. We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case. The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation.

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. (“Interwoven”), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the “Defendants”). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., LG Electronics Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit is a complaint for declaratory judgment, in which Interwoven is requesting that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case is styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS.

Motions filed by the parties in the Eastern District of Texas and the Northern District of California concerning the Vertical Action, the Interwoven Action, and the Samsung lawsuit are pending decisions by the respective courts.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Item 4. Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low
Quarter Ended December 31, 2010	$0.0327	$0.0190
Quarter Ended September 30, 2010	$0.0330	$0.0230
Quarter Ended June 30, 2010	$0.0390	$0.0260
Quarter Ended March 31, 2010	$0.0330	$0.0210
Quarter Ended December 31, 2009	$0.0290	$0.0160
Quarter Ended September 30, 2009	$0.0410	$0.0190
Quarter Ended June 30, 2009	$0.0260	$0.0180
Quarter Ended March 31, 2009	$0.0400	$0.0210

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 12, 2011, there were 1,843 holders of record of our common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options (2)	-	-	-
Warrants (3)	-	-	-
Unvested Restricted Stock Awards (4)	600,000	$0.031	-
Total	600,000	$0.031	-

(1)	We do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)	The Stock Option Plan expired December 15, 2009.

(3)
Warrants issued to Robert Farias to purchase 15,000,000 shares of our common stock under three separate warrant agreements were cancelled pursuant to an agreement with Robert Farias in March 2010. For additional details, please refer to Note 4 of the Notes to the Financial Statements.

(4)
The 600,000 shares of restricted stock that had not vested at December 31, 2010 were issued in connection with an individual restricted stock agreement executed in 2010 with an employee of the Company and NOW Solutions. Of the 600,000 unvested shares at December 31, 2010, no shares have vested through April 14, 2011.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2010 and 2009. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2010 or 2009, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unregistered Sales of Securities

During the last two years, we issued the following unregistered securities:

In November 2009, the obligation to reimburse Mountain Reservoir Corporation (“MRC”) with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement agreement between MRC and the Company. This obligation was made in connection with the sale of 1,500,000 common shares of our stock pledged by MRC to secure a $96,946 promissory note issued to a third party lender. In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees. The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

During 2009, 2,583,336 unregistered shares of common stock issued to employees and consultants of both the Company and NOW Solutions became vested, resulting in stock compensation expense of $94,533.

During 2009, 800,000 unregistered shares of common stock of the Company were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture.

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

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS (a wholly-owned subsidiary of the Company) to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of its common stock. Mr. Farias is an employee of VHS, a director of NOW Solutions, and a director of PTS.

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

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of the common stock of the Company.

On May 21, 2010, VHS issued 100,000 shares of Series B Convertible Preferred Stock to members of Pelican Applications, LLC (“Pelican”), a California limited liability company, in connection with the purchase of the business and substantially all the assets of Pelican. For more details about the purchase of Pelican, please refer to “SnAPPnet” in Note 3 of the Notes to the Consolidated Financial Statements.

On June 1, 2010, VHS issued 50,000 shares of Series B Convertible Preferred Stock to a consultant to serve as its Chief Operating Officer in consideration for services rendered on behalf of VHS and SnAPPnet, Inc..

During the year ended December 31, 2010, 100,000 unregistered shares of our common stock were forfeited pursuant to a restricted stock agreement between the Company and an employee. These shares were not vested at the date of forfeiture.

During year ended December 31, 2010, we cancelled 1,500,000 shares of our common stock that had been reserved but not delivered to a third party lender in connection with a loan in 2003 that was not fully funded.

During the year ended December 31, 2010, 583,333 shares of the Company’s common stock, valued at $10,383, became vested.

During year ended December 31, 2010, we issued 600,000 shares of our common stock to an employee of the Company pursuant to a restricted stock agreement, under which the shares vest in equal installments over a three year period.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2010, $159,629 of internal costs were capitalized. During the year ended December 31, 2009, $30,870 of internal costs were capitalized.

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of share-based payments, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares issued and the quoted price of our common stock. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. Historical data is used to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future. See Note 10 of the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for the Company beginning with its first quarter of 2010, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the authoritative guidance, revenue may be allocated to the different elements in an arrangement based on relative selling price using the best estimate of selling price if vendor-specific or other third-party evidence of value is not available. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the potential impact of adopting the new authoritative guidance.

In October 2009, the FASB issued authoritative guidance altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the potential impact of adopting the new authoritative guidance.

Results of Operations

Year ended December 31, 2010 Compared To Year Ended December 31, 2009

Total Revenues. We had total revenues of $5,907,899 and $5,399,812 for the years ended December 31, 2010 and 2009, respectively. The increase in total revenue was $508,087 for the year ended December 31, 2010, representing a 9.4% increase compared to the total revenue for the year ended December 31, 2009. The increase in revenue was due to increases in all products and services for 2010. Of the $5,907,899 and $5,399,812 total revenues for the years ended December 31, 2010 and 2009, respectively, $5,840,955 and $5,399,812 of such amounts was related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for new payroll and human resources (“HR”) software licenses and licenses fees for patents and technology we own. The increase in license and software revenue from 2009 to 2010 was $159,308, primarily due to increased licensing of our payroll and HR software in 2010 by adding new customers and selling additional licenses and modules to existing customers.

Software maintenance revenue is generated from existing customers of our payroll and HR software who want the continued benefit of tax updates, customer support, and software enhancements and fixes. Software maintenance revenue increased by $35,186 or 0.8% from the year ended December 31, 2009 to the same period in 2010. The revenue increase is due to new customers adding maintenance with new licensing agreements, an increased number of users and price increases to existing customers. The revenue increase was partially offset by customers who did not renew their maintenance agreements and pricing pressure we experienced with customers experiencing financial difficulties.

Consulting revenue for the year ended December 31, 2010 increased by $172,785 from the same period in the prior year, representing a 38.1% increase. This increase was due to the sale of payroll and HR software in 2010 for which the customer requested consulting support for implementation and training. We also had more consulting work in 2010 due to the sale of additional modules and upgrades of our payroll and HR software to existing customers who also requested consulting support for implementation. Consulting revenues traditionally lag (in time) behind software license revenues, as the implementation of new software takes several months.

Hosting and SaaS revenue increased $123,265 or 89.4% for the year ended December 31, 2010 compared to the same period in 2009. The increase is due to the effect of having existing customers from 2009 for a full year in 2010,the effect of two additional customers and a fee increase on an existing customer. This revenue stream is relatively new for us and, in order to increase this business, we continue to refine our marketing and sales approach for customers who need this type of solution to their payroll and HR needs.

Other revenues, consisting primarily of reimbursable travel expenses and fees related to user conferences, increased by $17,543 or 14.0% for the year ended December 31, 2010 compared to the same period for 2009. The increase is mainly attributable to an increase in travel expenses as a result of increased consulting activities. The revenue increase was offset by a decrease in attendance fees for NOW Solutions’ user conference held in 2009, but not in 2010. User conferences for NOW Solutions’ clients are held approximately every other year.

Cost of Revenues. We had direct costs associated with the above revenues of $1,620,181 for the year ended December 31, 2010 compared to $1,565,372 for the same period of 2009, representing an increase of $54,809 or 3.5%. These direct costs are primarily related to costs associated with providing customer support, professional services and the user conference. The cost increases included higher costs associated with the SaaS revenue ($32,181), increased commissions as a result of increased licensing and maintenance revenue ($14,843), higher travel costs due to increased consulting revenue ($91,564), and additional costs related to SnAPPnet ($28,914) partially offset by the NOW Solutions’ user conference held in 2009 but not in 2010 ($73,119), and one-time fees in 2009 for third party maintenance, commissions and royalties ($39,574).

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $4,541,294 and $4,886,583 for the years ended December 31, 2010 and 2009, respectively. The total selling, general and administrative expenses for the year ended December 31, 2010 decreased by $345,289 compared to the selling, general and administrative expenses for the year ended December 31, 2009, representing approximately a 7.1% decrease. The decrease was primarily due to a decrease in consulting fees for software developers and other consultants ($305,468) and a decrease in legal fees ($133,878) offset by an increase in employee expenses ($122,884) primarily related to increased benefit expenses and bonus pay. Of the SG&A expenses for the year ended December 31, 2010, approximately $600,000 represented business development expenses for initiatives being undertaken through VHS, PTS and SnAPPnet.

Bad Debt Expense. We had bad debt recoveries for 2010 of $10,114 compared to bad debt recoveries of $124,642 in 2009. The recoveries were due to the collections of receivables from previous years that were originally considered doubtful.

Gain on Settlement of Liabilities. For the year ended December 31, 2010, there was a $517,806 gain on settlement of liabilities related to trade payables, notes payable and deferred compensation that had reach the statute of limitations. In July 2009, we settled an outstanding trade payable with a law firm by purchasing all the outstanding uncollected receivables of the firm from the bankruptcy trustee. The $121,020 gain on the settlement in 2009 was the net of the open outstanding payable, less the purchase price. A third party law firm represented us in this matter.

Operating Income (Loss). We had operating income of $222,902 for the year ended December 31, 2010 compared to operating loss of $848,104 for the year ended December 31, 2009, a difference of $1,071,006. Excluding the impact of the gain on settlement of liabilities for 2010 and 2009, we would have reported an operating loss of $294,904 and $969,124 for 2010 and 2009, respectively. The $674,220 reduction in loss from 2010 to 2009 is a result of higher revenues in all products and services for 2010 and a reduction in selling, general and administrative costs.

Loss on Derivative Liability. In 2009 we had derivative liabilities related to common stock loaned to the Company by two executives and embedded derivative liabilities on convertible debt and outstanding options and warrants. In March 2010, we negotiated agreements with the two executives and one of the holders of warrants and some of our outstanding Series C 4% Convertible Cumulative Preferred stock. These agreements eliminated the associated derivative liabilities for these financial instruments. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock and other items that impact the valuation of the derivatives. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $97,074 for the year ended December 31, 2010 compared to the loss on derivative liability of $51,190 for the year ended December 31, 2009. The change of $148,264 is a result of the elimination of part of the derivative liability in 2010 and a decrease in the Company’s stock price from 2009 to 2010 resulting in a loss on the remaining portion of the derivative liability.

Interest Expense. We had interest expense of $569,540 and $538,683 for the years ended December 31, 2010 and 2009, respectively. Interest expense increased for the year ended December 31, 2010 by $30,857, representing an increase of 5.7%, compared to interest expense for the year ended December 31, 2009. The increase was the result of interest on debt in technical default, interest on sales tax liabilities and interest on legal claims for 2010.

Gain on Settlement of Litigation. On March 24, 2009, NOW Solutions received the cash deposit of Ross, held by the New York City Department of Finance, to stay enforcement of the judgment awarded to NOW Solutions in the action of Ross Systems, Inc. v. NOW Solutions. The stay was vacated by operation of law after the judgment was affirmed by the New York Appellate Division on February 11, 2009. On September 24, 2009, we received the final settlement from Ross of $535,000 for additional interest and legal fees incurred to respond to their appeal. The gain is the total of the gross proceeds from the judgment (excluding interest income) plus the note payable to Ross and interest that had been accrued on the note. We also had a receivable from Ross for certain funds due us after the acquisition was completed that was written off. That receivable had been fully reserved, so there was no income impact from the write-off of the receivable.

Interest Income. Interest income for the year ended December 31, 2010 was $4,400, and was related to interest on a note receivable from a former contractor. In 2009, as a result of the award from Ross described above, we received $133,424 of interest income on the funds deposited by Ross with the New York Appellate Court system, which was reflected as interest income for the year ended December 31, 2009.

Net Income. We had a net loss of $150,316 for the year ended December 31, 2010 compared to a net income of $3,504,538 for the year ended December 31, 2009. The net loss for 2010 was primarily due to operating income of $222,902, reduced by interest expense of $569,540. The net income for 2009 was due to the factors discussed above, but the primary drivers for the income were the gain on settlement of the Ross litigation of $4,799,093 and the associated interest income of $133,424. Excluding the impact of one-time items for settlement of liabilities for 2010 and settlement of litigation and liabilities for 2009, we would have had a net loss of $668,122 for 2010 and $1,415,575 for 2009. The recurring improvement is related to the items discussed above, but is essentially the impact of higher revenues, and lower selling general and administrative expenses.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2010 and 2009, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2010 or 2009.

Net Income (Loss) Applicable to Common Stockholders. We had net loss attributed to common stockholders of $738,316 and a net income applicable to common stockholders of $2,916,538 for the years ended December 31, 2010 and 2009, respectively. Net income applicable to common stockholders for the year ended December 31, 2010 decreased by $3,654,854 compared to the net income applicable to common stockholders for the year ended December 31, 2009. The decrease in the net income applicable to common stockholders was due to the combination of factors described above in “Net Income.”

Net Income (Loss) Per Share. The Company had a net income per share of $0.00 and a net loss per share of $0.00 for the years ended December 31, 2010 and 2009, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2010, we had non-restricted cash-on-hand of $272,970 compared to $229,738 at December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2010 was $329,110 compared to $1,651,116 for the year ended December 31, 2009. We collected cash from our customers totaling $6,589,753. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,741,227, attorney fees of $105,161, professional fees and third party consultants of $742,405, interest expense of $331,586, taxes (including sales tax and VAT) of $432,611, and other regular trade payables of $907,653.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2010 we were able to increase pricing on maintenance contracts, keep our existing maintenance clients and add new clients, allowing our deferred maintenance revenue (a liability) to increase slightly from $2,404,681 to $2,568,847.

Our accounts receivable decreased from $783,219 at December 31, 2009 to $565,367 at December 31, 2010 (net of allowance for bad debts). The decrease in receivables of $217,852 was due to our ability to collect from software maintenance clients before year-end,

Accounts payable and accrued liabilities increased from $6,397,575 at December 31, 2009 to $6,774,923 at December 31, 2010. The increase of $377,348 is net of $474,776 of trade payables which were written off based on the statute of limitations and $100,000 from the conversion of accounts payable and accrued liabilities to Preferred Stock. The increase also included the assumption of $79,158 of trade payables and accrued liabilities from the acquisition of SnAPPnet. The balance in accounts payable and accrued liabilities is approximately 13 times the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2010 was $173,620, consisting of the purchase of equipment and software and a 100% interest in SnAPPnet, a software application product used for physician credentialing.

Net cash provided by financing activities for the year ended December 31, 2010 was $17,727, consisting of borrowings on notes payable of $133,195, borrowings on related party debt of $48,000 and an increase in bank overdraft of $63,740. This was offset by repayments of notes payable of $129,884 and payments of related party debt of $97,324.

The total change in cash and cash equivalents for the year ended December 31, 2010 when compared to the year ended December 31, 2009 was an increase of $43,232.

As of the date of the filing of this Report, we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms. Therefore, we need to raise additional funds through selling securities, obtaining loans, renegotiating the terms of our existing debt, increasing sales of our products and services and/or succeed in licensing our intellectual property. Our inability to raise such funds or renegotiate the terms of our existing debt will significantly jeopardize our ability to continue operations.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/10	2011	2012	2013	2014	2015+
Notes payable	$3,399,408	$3,399,408	$-	$-	$-	$-
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	431,904	115,591	99,862	93,269	93,330	29,852
Total	$3,861,312	$3,544,999	$99,862	$93,269	$93,330	$29,852

Of the above notes payable of $3,399,408, the default status is as follows:

	2010	2009

In default	$3,299,543	$2,670,051
Current	99,865	751,790

Total Notes Payable	$3,399,408	$3,421,841

  Going Concern Uncertainty

While we had a loss of $150,316 for the year ended December 31, 2010 and a profit of $3,504,538 for the year ended December 31, 2009, we have historically incurred losses. In addition, we had a working capital deficit of approximately $11.9 million at December 31, 2010. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

Furthermore, we are exploring certain opportunities with a number of companies to participate in co-marketing of each other’s products. We are proceeding to license our intellectual property to third parties. The exact results of our opportunities to license our intellectual property to other parties are unknown at this time.

Off-Balance Sheet Arrangements.

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2010 and 2009, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act for the Company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2010:

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

●
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

●
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

●
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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2010, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

●
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

●
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

●
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	67	President, Chief Executive Officer and Director	10 years
William K. Mills	52	Secretary and Director	10 years
Freddy Holder	46	Chief Financial Officer	< 1 year

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

Freddy Holder, Chief Financial Officer of VCSY and NOW Solutions

Mr. Holder has over 23 years experience spanning all aspects of finance and accounting. He started his career with the accounting firm of Ernst and Young and has worked for both large and small multi-national public and private companies in the software, retail and services industries. Most recently, Mr. Holder was Director of Consulting for Sirius Solutions, LLLP, where he was responsible for the finance and accounting practice of the company’s North Texas region. Prior to that, he served as the Managing Director and International Controller for FedEx Office, where he directed all international finance operations and financial control management of eight countries outside the United States. Mr. Holder also served as Director of Accounting for Software Spectrum, where he was responsible for all North American accounting operations and worldwide financial reporting for this Fortune 1,000 publicly held software reseller. Previous experience also includes the position of Corporate Controller for US Data Corporation, a publicly held software development company. Mr. Holder has held a CPA license in the state of Texas since 1989 and received his degree from the University of Texas at Dallas.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2010.

Code of Ethics

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing executive functions, as well as all other employees and directors of the Company and its subsidiaries. This Code of Ethics was originally filed as an exhibit to the Form 10-KSB filed for the year ended December 31, 2003 and was updated in January 2008 with the new address of our corporate headquarters. Our Code of Ethics is filed as Exhibit 14.1 to this Report, and is available at our Internet website located at http://www.vcsy.com/investor.

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

(3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2010. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2010 and 2009 to our highest paid executive officers and employees, who were employed by us during 2010. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus (6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen-sation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade,(1)	2010	$300,000	(1)	-	-	-	-	-	-
President and Chief	2009	$300,000		-	-	-	-	-	-
Executive Officer
				-	-		-	-	-
David Braun (2)	2010	$97,500		-	-	-	-	-	-
Chief Financial Officer	2009	$130,000		-	-	-	-	-	-

Freddy Holder (3)	2010	$11,590		-	-	18,600	-	-	-
Chief Financial Officer	2009	-		-	-	-	-	-	-

Luiz Valdetaro, (4)	2010	$150,000		-	-	-	-	-	-
Chief Technology	2009	$150,000		-	-	-	-	-	-
Officer

James Salz (5)	2010	$110,000		-	-	-	-	-	-
Corporate Counsel	2009	$110,000		-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2010 or 2009.

(1)
Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.

(2)	Mr. Braun served as our Chief Financial Officer, through September 30, 2010. Mr. Braun continues to provide consulting services to us in exchange for remuneration as of the date of this report.

(3)
Mr. Holder began to serve as our Chief Financial Officer on December 6, 2010. In December 2010, we issued 600,000 shares of our common stock to Mr. Holder pursuant to a restricted stock agreement whereby the shares vest in equal installments over a three year period.

(4)
Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.

(5)
Mr. Salz deferred $185,914 of salary earned during the period from 2001 through 2004, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.

(6)
In 2010, the board of directors declared bonuses of $171,344 to be paid to certain executives and employees. The bonus amount was based primarily on 2009 operating results and the allocation of amounts has not yet been determined. This amount was accrued for the year ended December 31, 2010.

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

In December 2010, we executed an employment agreement with Freddy Holder pursuant to which Mr. Holder serves as Chief Financial Officer of the Company and its subsidiaries. The initial term of the agreement is 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Holder receives an annual base salary of $160,000. Mr. Holder is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company taxable income before net operating loss deduction and special deductions from the federal tax return filed. Mr. Holder’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the employment agreement is terminated by Mr. Holder’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Holder would receive base compensation for no less than six months of the remainder of the employment term. Mr. Holder may also terminate his employment for Good Reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for Good Reason through the end of twelve months after which his employment is terminated for Good Reason. In connection with the employment agreement, the Company and Mr. Holder entered into a restricted stock agreement, whereby the Company issued Mr. Holder 600,000 shares of its common stock at a fair market value of $18,600. These shares vest over three years on the anniversary date of the restricted stock agreement in equal installments.

  Outstanding Equity Awards

  The below table shows information of outstanding equity awards of the named officers at the end of 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2010)

Option Awards(1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Freddy Holder
Chief Financial Officer (1)	-	-	-	-		600,000	18,600	-

(1)
Pursuant to a restricted stock agreement with the Company, Mr. Holder, the CFO of the Company, was issued 800,000 unregistered shares of our common stock (at a fair market value of $18,600 in December 2010, based upon the total number of shares issued and the share price on the date of the issuance), vesting over three years in three equal installments, of which no shares had vested at December 31, 2010.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

Stock Option Plan. The Stock Option Plan, whereby we were able to issue up to 50,000,000 shares (adjusted post stock split) expired in 2009. We issued no stock options to any employees or to any other parties in 2010 and do not have any stock options outstanding.

Stock Awards. The common stock issued to Mr. Holder has been issued on the same terms as the stock issued to other employees of the Company and its subsidiaries. The restricted stock agreements generally provide for the stock to vest over a 1 or 3 year period. In the event the employee is terminated without cause, a portion of the remaining unvested stock will vest on a pro-rata basis.

For further information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table, please see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

Director Compensation

The below table provides compensation for all non-employee directors in 2010:

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

Narrative Disclosure to Director Compensation Table

Non-employee directors are entitled to receive $2,500 per month in 2010 and 2009. No options or warrants were granted as director compensation during the fiscal years ended 2010 or 2009. Mr. Mills was issued 250,000 shares of our common stock in February 2008. All of these shares have vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 14, 2011, by each of our directors and executive officers and any person or entity, known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 997,935,151 shares of common stock outstanding as of April 14, 2011, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 14, 2011.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percent of Class
Common	Richard Wade	94,190,206 (2)	9.44%
Common	William K. Mills	283,333 (3)	*
Common	Freddy Holder	600,000 (4)	*
Common	All Directors and Executive Officers as a group (3 persons)	95,073,539	9.53%

*	Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)
Includes 88,870,050 shares owned by MRC, a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee. MRC pledged 10,000,000 shares of our common stock as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares of our common stock as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by us in November 2003. MRC pledged 5,000,000 shares of our common stock as collateral on a $200,000 note issued in October 2006 to Mr. Weber. Also in October 2006, MRC pledged 5,000,000 shares of our common stock as collateral on a $215,000 note issued by NOW Solutions to us and assigned to Mr. Weber in October 2005. MRC pledged 10,000,000 shares of our common stock as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006. MRC pledged 3,000,000 shares of our common stock as collateral on a $96,946 note issued in February 2008 to a third party lender. In November 2008, the lender sold 1,500,000 shares for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees and the remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender. Of the 1,500,000 shares sold by the lender, we are currently obligated to reimburse MRC with 1,309,983 common shares. MRC pledged 16,976,296 shares of our common stock in connection with a $150,000 loan to NOW Solutions by a third party lender in November 2009 In March 2010, the Company and MRC entered into an amendment of an indemnity and reimbursement agreement whereby the obligation to reimburse MRC with 10,000,000 common shares that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer of 300,000 shares VHS Series A Preferred Stock owned by the Company to MRC. For more details on this transaction, please refer to Note 4 of the Notes to the Financial Statements. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

(3)
Includes 250,000 shares of our common stock issued in February 2008 by us to Mr. Mills pursuant to a restricted stock agreement in connection with services as a director and officer of the Company. All of these shares vested in 2009

.
(4)	Includes 600,000 shares of our common stock we issued in December 2010 to Mr. Holder pursuant to a restricted stock agreement in connection with services as an officer of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In November 2009, the obligation to reimburse MRC with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement agreement between MRC and the Company. This obligation was made in connection with the sale of 1,500,000 common shares of our stock pledged by MRC to secure a $96,946 promissory note issued to a third party lender. In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees. The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In November 2009, MRC pledged 16,976,296 shares of Company common stock owned by MRC as collateral in connection with a $150,000 note payable by the Company. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP).

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

In January 2010, the Company entered into an amendment of the Transfer and Indemnity Agreement with MRC. Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows: (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note. In March 2010, the Company further amended the Transfer and Indemnity Agreement with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of its common stock. Mr. Farias is an employee of VHS, a Director of NOW Solutions, and a Director of PTS.

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of the common stock of the Company.

On July 23, 2010, we entered into an agreement with certain former and current employees of the Company, concerning the deferral of payroll claims of $1,696,111 at December 31, 2010. The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on the Company’s audited financial statements.

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

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent application #09/888,329 in respect of “Method and System for Providing a Framework for Processing Markup Language Documents.”

In July and August 2010, we entered into agreements with an employee to borrow $48,000 on a short-term basis at 10% interest. As of March 31, 2011, we have made payment of $8,000 on this debt.

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into an assignment agreement whereby Microidea assigned its ownership of a 16 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. The Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. Mr. Valdetaro is our Chief Technology Officer and the President of Microidea.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $128,900 and $123,750 for the audit of our annual financial statements for 2010 and 2009, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of Malone & Bailey did not provide any tax services in 2010 and 2009. The aggregate fees billed in the fiscal years ended 2010 and 2009 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $18,195 and $18,872. In addition, BDO Dunwoody LLP in Toronto billed $0 and $8,851 in Canadian dollars for tax advice, tax planning and tax return preparation for the years ended 2010 and 2009, respectively. Dickstein Shapiro Moran & Oshinsky LLP billed $2,953 and $26,482 and for tax advice and tax planning for the years ended 2010 and 2009, respectively.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2010 and 2009.

PART IV

Item 15. Exhibits And Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Provided herewith

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Provided herewith

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Provided herewith

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Provided herewith

3.4	Amended and Restated By-Laws of the Company	Provided herewith

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Provided herewith

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Provided herewith

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Provided herewith

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Provided herewith

4.5	Form of Restricted Stock Agreement	Provided herewith

10.1	Form of Debenture	Provided herewith

10.2	Employment Agreement between the Company and Richard Wade	Provided herewith

10.3	Amended and Restated Term Secured Promissory Note in the principal amount of $600,000.00, payable by NOW Solutions to Taladin, Inc.	Provided herewith

10.4	Secured Term Promissory Note in the principal amount of $450,000.00, payable by Taladin, Inc. to Tara Financial Services, Inc.	Provided herewith

10.5	Secured Term Promissory Note in the principal amount of $150,000.00, payable by Taladin, Inc. to Strategic Growth Partners, Inc.	Provided herewith

10.6	Agreement among Tara Financial Services, Inc., as lender, NOW Solutions, the Company, Robert Farias, and Robert Mokhtarian	Provided herewith

Exhibit No.	Description	Location

10.7	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Provided herewith

10.8	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Provided herewith

10.9	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Provided herewith

10.10	Secured Term Promissory Note in the principal amount of $100,000, payable by Taladin to Victor T. Weber.	Provided herewith

10.11	Employment Agreement between the Company and Freddy Holder	Provided herewith

10.12	Assignment Agreement between the Company and Microidea Software Development, LLC.	Provided herewith

14.1	Code of Ethics	Provided herewith

21.1	Subsidiaries of the Company	Provided herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

April 14, 2011	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

April 14, 2011	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 14, 2011	By:	/s/ Richard Wade
Richard Wade, Director

April 14, 2011	By:	/s/ William Mills
William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vertical Computer Systems, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vertical Computer Systems, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Vertical Computer Systems, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$272,970	$229,738
Accounts receivable, net of allowance for bad debts of $16,700 and $30,594	565,367	783,219
Employee receivables, net of allowance for doubtful accounts of $13,820 in 2009	3,480	7,380
Prepaid expenses and other current assets	113,025	67,830
Total current assets	954,842	1,088,167
Property and equipment, net of accumulated depreciation of $988,361 and $967,520	35,120	30,973
Intangible assets, net of accumulated amortization of $129,770 and $99,271	441,432	109,731
Deposits and other assets	14,113	12,533
Total assets	$1,445,507	$1,241,404

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	6,774,923	6,397,575
Bank overdraft	63,740	-
Deferred revenue	2,568,847	2,404,680
Derivative liabilities	30,785	484,859
Convertible debentures	30,000	40,000
Current portion-notes payable, net of unamortized discounts of $16,354 and $6,304	3,029,046	1,596,853
Current portion-notes payable to related parties	370,362	359,903
Total current liabilities	12,867,703	11,283,870
Non-current portion – notes payable	-	1,405,302
Non-current portion – notes payable to related parties	-	59,783
Total liabilities	12,867,703	12,748,955
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	350,000
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	10,051,098

Stockholders’ Deficit
Common stock: $0.00001 par value, 1,000,000,000 shares authorized 997,335,151 and 998,251,818 shares issued and outstanding as of December 31, 2010 and 2009, respectively	9,973	9,983
Additional paid-in capital	19,240,060	18,630,472
Accumulated deficit	(40,306,035)	(40,155,719)
Accumulated other comprehensive income – foreign currency translation	(170,522)	(40,537)
Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,226,524)	(21,555,801)
Noncontrolling interest	(97,696)	(2,848)
Total stockholders’ deficit	(21,324,220)	(21,558,649)
Total liabilities and stockholders’ deficit	$1,445,507	$1,241,404

See accompanying notes to consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenues:
Licensing and software	$373,221	$213,913
Software maintenance	4,505,177	4,469,991
Consulting services	625,812	453,027
Hosting and Software as a Service	261,158	137,893
Other	142,531	124,988
Total Revenues	5,907,899	5,399,812
Cost of Revenues	(1,620,181)	(1,565,372)
Gross Profit	4,287,718	3,834,440
Operating Expenses:
Selling, general and administrative expenses	4,541,294	4,886,583
Depreciation and amortization	51,442	41,623
Bad debt recovery	(10,114)	(124,642)
Gain on settlement of liabilities	(517,806)	(121,020)
Total operating expenses	4,064,816	4,682,544
Operating income (loss)	222,902	(848,104)
Other Income (Expense):
Gain (loss) on derivative	97,074	(51,190)
Gain on settlement of litigation	-	4,799,093
Interest income	4,400	133,574
Interest expense	(569,540)	(538,683)
Net income (loss)	(245,164)	3,494,690
Net loss attributable to noncontrolling interest	94,848	9,848
Net income (loss) attributable to Vertical Computer Systems, Inc.	(150,316)	3,504,538
Dividend applicable to preferred stock	(588,000)	(588,000)
Net income (loss) applicable to common stockholders	$(738,316)	$2,916,538
Basic and diluted income (loss) per share	$(0.00)	$0.00
Basic weighted average common shares outstanding	998,571,270	997,572,824
Diluted weighted average common shares outstanding	-	1,003,039,623
Comprehensive income:
Net income (loss)	$(150,316)	$3,494,690
Translation adjustments	(129,985)	(241,874)
Comprehensive income	(280,301)	3,252,816
Comprehensive loss attributable to noncontrolling interest	94,848	9,848
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$(185,453)	$3,262,664

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2008	995,668,482	$9,957	$18,535,965	$(43,660,257)	$201,337	$-	$(24,912,998)
Issuance of restricted stock for services, net of forfeitures	2,583,336	26	94,507	-	-	-	94,533
Noncontrolling interest from acquisition of Priority Time Systems, Inc.	-	-	-	-	-	7,000	7,000
Other comprehensive income
Translation adjustment	-	-	-	-	(241,874)	-	(241,874)
Net income	-	-	-	3,504,538	-	(9,848)	3,494,690
Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)
Issuance of restricted stock for services, net of forfeitures	583,333	6	10,849	-	-	-	10,855
Stock cancellations	(1,500,000)	(16)	(7,335)	-	-	-	(7,351)
Cancellation of warrants and obligation to deliver common stock to related party	-	-	357,000	-	-	-	357,000
Forgiveness of related party liability charged to additional paid in capital	-	-	100,000	-	-	-	100,000
Cancellation of conversion option in Series C preferred stock	-	-	149,074	-	-	-	149,074
Other comprehensive income
Translation adjustment	-	-	-	-	(129,985)	-	(129,985)
Net loss	-	-	-	(150,316)	-	(94,848)	(245,164)
Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(245,164)	$3,494,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,442	41,623
Amortization of debt discounts	22,658	16,812
Stock compensation	10,855	94,533
Cancellation of common stock	(7,351)	-
Non-cash portion of gain on settlement of litigation	-	(1,112,877)
(Gain) loss on derivatives	(97,074)	51,190
Bad debt (recovery) expense	(10,114)	(124,642)
Gain on settlement of liabilities	(517,806)	(121,020)
Changes in operating assets and liabilities:
Accounts receivable	227,966	(380,985)
Employee receivables	3,900	1,803
Prepaid expense and other assets	(46,775)	(1,107)
Accounts payable and accrued liabilities	840,258	(352,387)
Deferred revenue	96,315	45,286
Net cash provided by operating activities	329,110	1,651,116
Cash flows from investing activities:
Acquisition of Priority Time Systems, Inc., net of cash received	(5,335)	(24,999)
Software development	(145,799)	-
Purchase of equipment	(22,486)	(53,017)
Net cash used in investing activities	(173,620)	(78,016)
Cash flows from financing activities:
Payments on notes payable	(129,884)	(1,677,262)
Borrowings on notes payable	133,195	320,000
Payments on related party debt	(97,324)
Borrowings on related party debt	48,000
Bank overdraft	63,740	-
Net cash provided by (used in) financing activities	17,727	(1,357,262)
Effect of changes in exchange rates on cash	(129,985)	(241,874)
Net increase (decrease) in cash and cash equivalents,	43,232	(26,036)
Cash and cash equivalents, beginning of period	229,738	255,774
Cash and cash equivalents, end of period	$272,970	$229,738
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$331,586	$1,071,381
Cash paid for income taxes	-	-
Non-cash Investing and Financing Activities:
Forgiveness of related party liability	$100,000	$-
Cancellation of derivative liability and warrants	357,000	-
Cancellation of conversion option in Series C preferred stock	149,074	-
Debt discount due to royalty given	32,708	-
Conversion of accounts payable and accrued liabilities to notes payable	-	100,881
Issuance of note for acquisition of PTS	-	38,000

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Nature of Business

Vertical Computer Systems, Inc. was incorporated in Delaware in March 1992. We are a multinational provider of application software, software services, Internet core technologies, and derivative software application products through our distribution network. Our business model combines complementary, integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that is capable of penetrating multiple sectors through cross selling our products and services. We operate one business segment.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable), EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions (“VIS”), all of which are inactive; Vertical Healthcare Solutions (“VHS”), OptVision Research, Inc. (“OVR”),Taladin, Inc. (“Taladin”), Government Internet Systems, Inc. (“GIS”), SnAPPnet, Inc. (“SnAPPnet”), Priority Time Systems, Inc. (“PTS”) a 90% owned subsidiary, all entities with minor activities and NOW Solutions, Inc. (“NOW Solutions”). To date, we have generated revenues primarily from software licenses, consulting fees and maintenance agreements from NOW Solutions, our 100% owned subsidiary, and patent licenses from Vertical Computer Systems, the parent company.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2010 and 2009, there was no impairment of long-lived assets due to the minimal value of such assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $16,700 and $30,594 as of December 31, 2010 and 2009, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(738,316)	998,571,270	$0.00	$2,916,538	997,572,824	$0.00

Effect of dilutive securities
Warrants & Restricted Stock		-	0.00	-	5,466,799	0.00

Diluted EPS	$(738,316)	998,571,270	$0.00	$2,916,538	1,003,039,623	$0.00

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for the Company beginning with its first quarter of 2010, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the authoritative guidance, revenue may be allocated to the different elements in an arrangement based on relative selling price using the best estimate of selling price if vendor-specific or other third-party evidence of value is not available. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the potential impact of adopting the new authoritative guidance.

In October 2009, the FASB issued authoritative guidance altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the potential impact of adopting the new authoritative guidance.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2010 and 2009 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and we need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2010 was $21.3 million. Additionally, at December 31, 2010, we had negative working capital of approximately $11.9 million (although it includes deferred revenue of approximately $2.6 million) and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Acquisitions

2010

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

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash	$5,335
Series B Convertible Preferred Stock (1)	-
Contingent consideration (2) (3)	12,256
Total consideration	$17,591

Below is the preliminary purchase price allocation:

Recognized amount of identifiable assets acquired and liabilities assumed (3):

Software	$189,201
Property and equipment	7,604
Intangibles	22,200
Accounts payable	(9,274)
Notes payable	(66,660)
Deferred revenue	(119,352)
Royalty payable	(6,128)
$17,591

(1)
No value has been assigned to the Series B Convertible Preferred Stock of VHS, since VHS is deemed a development stage company with no assets, liabilities or operations at the time of the transaction. Also, it is a wholly-owned subsidiary of Vertical Computer Systems, Inc. and does not trade on any exchange independently of VCSY.

(2)
The contingent consideration consists of a 5% royalty payment on sales of the SnAPPnet software application, and is payable to the members (equity owners) of Pelican, prorated to their respective ownership interests in Pelican. The royalty will expire 10 years following the closing date or the payment of $2.5 million, whichever occurs first.

The fair value of the contingent consideration was determined based on SnAPPnet’s projected revenues for the next 5 years and the application of a discount rate to the future royalty payments. A probability factor was also applied to the different revenue assumptions used. At the end of each reporting period after the acquisition date, the contingent payment will be measured again to its fair value, with changes in fair value recorded in earnings.

(3)	Fair values assigned to the contingent consideration as well as the assets acquired and liabilities assumed are provisional, pending receipt of a final valuation of the acquisition.

The pro forma results for the twelve months ended December 31, 2010 and 2009, as though the Company had acquired SnAPPnet on the first day of fiscal year 2010 and 2009, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on the first day of fiscal year 2010 and 2009.

	Unaudited Pro Forma Combined For the Years Ended, December 31,
	2010	2009
Revenues	$5,932,076	$5,442,077
Net Income (Loss)	(248,393)	3,462,614
Earnings (Loss) per share - Basic	$-	$-
Basic weighted average of common shares outstanding	998,571,270	997,572,824
Diluted weighted average of common shares outstanding	998,571,270	1,003,039,623

2009

Priority Time Systems

On June 15, 2009, we purchased 90% of the common stock of PTS, a Nevada corporation, from a stockholder of PTS. The purchase price was $63,000, of which $25,000 was paid at execution with the balance of the purchase price as a note payable to be paid in equal monthly installments over a 12-month period beginning in August 2009. In connection with the agreement, we also agreed to retain the selling stockholder as a consultant of PTS beginning in July 2009. To secure our purchase of the PTS stock, we pledged these shares of PTS stock purchased to the selling stockholder. In addition, we also entered into a stockholder agreement with the other stockholder of PTS whereby we have the option to purchase the remaining 10% of the common shares of PTS stock at any time after 3 years from the date of our purchase of the shares representing 90% of the common stock of PTS. Under the terms of the stockholder agreement, the purchase price will consist of a cash payment equal to the pro-rata number of shares of stock owned by the other stockholder (relative to the total number of shares of common stock issued by PTS) multiplied by 300% of PTS’s gross revenues for the previous 12 calendar months prior to the date that we provide written notice of our intention to purchase these shares from the other stockholder. The stockholder agreement also provides for the licensing terms of PTS products to our other subsidiaries.

The related purchase price was allocated to identifiable assets acquired and liabilities assumed as follows:

Software in development	$70,000
Noncontrolling interest	(7,000)
Total net assets acquired	$63,000

Note 4. Related Party Transactions

In November 2009, the obligation to reimburse Mountain Reservoir Corporation (“MRC”) with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement agreement between MRC and the Company. This obligation was made in connection with the sale of 1,500,000 common shares of our stock pledged by MRC to secure a $96,946 promissory note issued to a third party lender. In November 2008, the lender sold 1,500,000 shares of the pledged stock for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees. The remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In November 2009, MRC pledged 16,976,296 shares of Company common stock owned by MRC as collateral in connection with a $150,000 note payable by the Company. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP (the successor entity to Parker Mills Morin, LLP and Parker Mills & Patel, LLP). During 2010, the Company made timely payments of $40,000 on this note leaving a balance of $33,371 at December 31, 2010.

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

In January 2010, the Company also entered into an amendment of the Transfer and Indemnity Agreement with MRC. Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows: (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note. In March 2010, the Company further amended the Transfer and Indemnity Agreement with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of its common stock. Mr. Farias is an employee of VHS, a Director of NOW Solutions, and a Director of PTS.

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of the common stock of the Company.

On July 23, 2010, we entered into an agreement with certain former and current employees of the Company, concerning the deferral of payroll claims of $1,696,111 at December 31, 2010. The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on the Company’s audited financial statements.

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

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent application #09/888,329 in respect of “Method and System for Providing a Framework for Processing Markup Language Documents.”

In July and August 2010, we entered into agreements with an employee to borrow $48,000 on a short-term basis at 10% interest.  As of March 31, 2011, we have made payment of $8,000 on this debt.

Note 5. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2010 and December 31, 2009, the aggregate derivative liability was $30,785 and $31,440.

During 2007, two of our officers loaned a total of 13 million shares of unrestricted stock to the Company (see Note 4). This stock was used to satisfy certain obligations of the Company. In connection with the loans, the Company signed agreements to replace the shares within one year. These contractual commitments were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore derivative liabilities under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2009, the aggregate derivative liability was $312,000. In March 2010, these derivative liabilities were eliminated through the issuance of preferred stock in VHS as described above in Note 4.

During 2002 and 2003, we issued convertible debentures with conversion features based on the market value of the Company’s common stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under the above guidance. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This in turn caused outstanding warrants and all other convertible debt to also be classified as derivative liabilities. Each reporting period, these derivative liabilities are marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. In March 2010, the derivative liability associated with the outstanding warrants was eliminated through the issuance of preferred stock in VHS as described in Note 4 above. At December 31, 2010, the Company wrote-off the $10,000 debenture (see Note 8) for which the statute of limitations had been exceeded and no legal liability exists. At December 31, 2009, the aggregate derivative liability was $141,419.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $97,074 and a loss of $51,190 for the years ended December 31, 2010 and 2009, respectively.

The valuation of our remaining embedded derivatives is determined by using the VCSY stock price at December 31, 2010. As such, our derivative liabilities have been classified as Level 1 as of December 31, 2010. The valuation of our convertible debenture and warrant derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. As such, these derivative liabilities have been classified as Level 3 as of December 31, 2009. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price ($0.024), historical stock volatility (129%), risk free interest rate (1.14%) and derivative term (generally 0.25 years). The valuation of our embedded derivatives is determined by using the VCSY stock price at December 31, 2009. As such, our embedded derivative liabilities have been classified as Level 1 as of December 31, 2009.

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
The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2010 and 2009:

	Fair value measurements on a recurring basis December 31, 2010
	Level 1	Level 2	Level 3
Liabilities

Stock derivative – 1,309,983 shares	$30,785	-	-

	Fair value measurements on a recurring basis December 31, 2009
	Level 1	Level 2	Level 3

Liabilities

Warrants and convertible debentures	$-	$-	$141,419
Stock derivative – 13,000,000 shares	312,000	-	-
Stock derivative – 1,309,983 shares	31,440	-	-

The derivative liabilities associated with the warrants and the 13,000,000 shares were settled during the year ended December 31, 2010. The change in value of the derivative liability associated with the 1,309,983 shares relates to a mark-to-market adjustment of $655, which is reflected in the statement of operations.

Note 6. Property and Equipment

Property and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Equipment (3-5 year life)	$893,954	$869,640
Leasehold improvements (5 year life)	87,712	87,712
Furniture and fixtures (3-5 year life)	41,815	41,141

Total	1,023,481	998,493

Accumulated depreciation	(988,361)	(967,520)
	$35,120	$30,973

Depreciation expense for 2010 and 2009 was $20,943 and $41,623, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following as of December 31, 2010 and 2009:

	2010	2009

Capitalized software development	$247,228	$100,869
Acquired software (5 year life)	301,774	-
Customer list (5 year life)	2,200	108,133
Trademark (5 year life)	5,000	-
Website (5 year life)	15,000	-

Total	571,202	209,002

Accumulated amortization	(129,770)	(99,271)
	$441,432	$109,731

Amortization expense for 2010 and 2009 was $30,499 and $0, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2010	2009

Accounts payable	$2,295,361	$1,559,937
Accrued payroll	1,991,607	2,117,394
Accrued payroll tax and penalties	523,907	387,651
Accrued interest	849,769	735,487
Accrued taxes	455,953	609,540
Accrued liabilities - Other	658,326	987,566
	$6,774,923	$6,397,575

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued liabilities – other primarily consists of accrued rent, board of director fees, unbilled professional and consulting fees, and other accrued expenses. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for prior years for non-functioning subsidiaries and employer payroll taxes on accrued payroll. Accrued taxes primarily consist of unpaid sales and use taxes, VAT and other accrued taxes.

Note 9. Notes Payable and Convertible Debts

	December 31	December 31
	2010	2009

Third Party Notes Payable

Notes payable issued to third parties unsecured and non-interest bearing. Of these notes, $58,000 was non-performing as of December 31, 2010 and 2009, respectively.	58,000	88,000

Notes payable issued to third parties in the aggregate principal amount of $548,158 and $448,158 as of December 31, 2010 and 2009, respectively, bearing interest at rates between 10% and 13% per annum and unsecured. In December 2010 the statue of limitations was exceeded on two of the note payables in the amounts of $10,000 and $23,030 and no legal liability existed. The balances were removed and recorded as a gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities. These notes are in default or non-performing at December 31, 2010 and 2009. Net of unamortized discount of $6,304 as of December 31, 2009.
	340,297	370,218

Notes payable issued to third party lenders, bearing interest at 10% to 12% per annum, in an aggregate principal amount of $990,000. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $970,088 and $827,589 were in default or non-performing at December 31, 2010 and 2009, respectively.	970,088	977,589

Note payable of $450,000 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum and is due on February 1, 2011 (the maturity date). The $450,000 note payable by Taladin contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or from net proceeds collected from any judgment, settlement, or decree in favor of the Company with respect to the pending Ross litigation. During 2009, pursuant to the terms of this note, we paid $212,111 from net proceeds of the Ross litigation toward this note. For additional details on the Ross litigation, please refer to the Litigation section under Note 14. The $450,000 note also contains a conversion option pursuant to which all or any portion of the unpaid principal, plus interest, may be converted at the option of Tara Financial, into shares of common stock of Taladin equal to a maximum of 2.5% of Taladin’s outstanding common stock at the time of conversion. The note was secured by all of the assets of NOW Solutions.
	-	55,993

Note payable of $438,795 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum and is due on February 1, 2018 (the maturity date). The new note is secured by an interest in certain technology developed by Adhesive Software and owned by the Company, commonly known as “SiteFlash™”. These notes were in default at December 31, 2010.	371,541	371,541

Note payable acquired in the purchase of SnAPPnet. For additional details on the purchase of SnAPPnet, please see Note 3.	66,660	-

Note payable, net of unamortized discount, to a third party dated July 13, 2010 bearing interest at 10% per annum, maturing on July 13, 2011. Quarterly payments of accrued interest in addition to a 5% royalty on gross revenues of a subsidiary company up to $50,000. The note was in default at December 31, 2010. The fair value of the royalty was determined to be $32,708 which was recorded as a discount on the debt. The discount is being amortized over the life of the loan using the effective interest rate method. The unamortized discount at December 31, 2010 was $16,354.	83,646	-

Notes payable of $359,560 and $955,103 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum. The notes are due on February 1, 2018 (the maturity date). These notes payable also contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds. The notes are secured by all of the assets of NOW Solutions and were in default at December 31, 2010.	1,138,814	1,138,814
Total notes payable to third parties	3,029,046	3,002,155
Current maturities	3,029,046	1,596,853
Long-term portion of notes payable to third parties	$-	$1,405,302

	December 31	December 31
	2010	2009
Related Party Notes Payable

Unsecured notes payable issued to related parties in the aggregate principal amount of $427,519. These notes bear interest at a rate of 10% to 12% per annum. Of these notes payable, $337,157 and $213,139 were in default at December 31, 2010 and 2009, respectively.	$370,362	$397,519

Note payable of $63,000, non-interest bearing to a related party in connection with the purchase of 90% of the common stock of PTS. The Company pledged its 90% ownership in PTS to secure the note. For additional details on the purchase of PTS, please see Note 3.	-	22,167

Total notes payable to related parties	370,362	419,686

Current maturities	370,362	359,903

Long-term portion of notes payable to related parties	$-	$59,783

The total amortization expense recorded on the debt discounts during the years ended December 31, 2010 and 2009 was $22,658 and $0, respectively.

Future minimum payments for the next five years are as follows:

Year	Amount
2011	$3,399,408
2012	-
2013	-
2014	-
2015	-
2016+	-

Total notes payable	$3,399,408

Convertible Debentures

Convertible debentures consist of the following:
	December 31, 2010	December 31, 2009
Convertible debentures dated March 29, 2002, bearing interest at 5%, convertible into shares of the Company’s common stock at the debt holder’s choice of either 120% of the closing bid price on the date of agreement or 80% of the lowest closing bid price five days prior to the conversion. The debenture is convertible at the option of the holder at any time after purchase. Principal and interest were due at maturity on March 28, 2004. This debenture was originally issued in the principal amount of $100,000. In December 2010, the statute of limitations had been exceeded and no legal liability existed, and therefore the balance was removed and recorded as a gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities.
	$-	$10,000

In December 2003, we issued a debenture in the amount of $30,000 to a third party. We received net proceeds of $26,000 for the debenture. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price for the preceding trading day after we receive notice of conversion.	30,000	30,000

Total convertible debentures	30,000	40,000
Current maturities	30,000	40,000
Long-term portion of convertible debentures	$-	$-

Note 10. Income Taxes

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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2010	December 31, 2009
Net operating loss carry-forward	$6,775,000	$6,789,000
Reserves	600,000	611,600
Accrued vacation	54,000	68,000
Deferred compensation	737,000	826,000
Deferred revenue	970,000	778,000
Derivatives	13,000	211,000
	9,149,000	9,283,600
Valuation allowance	(9,149,000)	(9,283,600)

	$-	$-

At December 31, 2010 and December 31, 2009, we had available net operating loss carry-forwards of approximately $15.6 million. These net operating loss carry-forwards expire in varying amounts through 2030.

Note 11. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.00001 per share, of which 997,335,151 and 998,251,818 were issued and outstanding at December 31, 2010 and December 31, 2009, respectively. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2010 and 2009. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2010 and December 31, 2009. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2010 and December 31, 2009. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion.  Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2010 and December 31, 2009. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2010

Common Stock

During 2010, our obligation to issue 13,000,000 shares of our common stock to employees of the Company was cancelled pursuant to an agreement whereby we issued a total of 310,000 shares of VHS Series A Preferred Stock owned by the Company to these employees. For additional details, please see Note 4–Related Party Transactions.

During 2010, 100,000 unregistered shares of our common stock were forfeited pursuant to a restricted stock agreement between the Company and an employee. These shares were not vested at the date of forfeiture and had never been issued.

During the year ended December 31, 2010, 583,333 shares of the Company’s common stock vested, resulting in stock compensation expense of $10,855. These shares were issued to employees of the Company and Now Solutions pursuant to restricted stock agreements executed in 2007.

During 2010, the Company granted 600,000 unregistered shares of our common stock to an employee of the Company pursuant to a restricted stock agreement, under which the shares vest in equal installments over a three year period. As of December 31, 2010, there was $11,520 of total unrecognized compensation costs related to these stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

During 2010, the Company cancelled 1,500,000 previously issued common shares resulting in a gain of $7,351.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $5,865,712 as of December 31, 2010.

2009

Common Stock

During 2009, 2,583,336 unregistered shares of common stock which had been issued to employees and consultants of the Company and NOW Solutions became vested resulting in stock compensation expense of $94,533. These shares were issued pursuant to restricted stock agreements executed in 2006 – 2008. As of December 31, 2009, there was $4,777 of total unrecognized compensation costs related to these stock awards. These costs were expected to be recognized over a weighted average period of less than 1 year.

During 2009, 800,000 unregistered shares of common stock of the Company were forfeited pursuant to restricted stock agreements between the Company and employees of NOW Solutions. These shares were not vested at the date of forfeiture and had never been issued.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to preferred stockholders upon declaration was $5,277,712 as of December 31, 2009.

Note 12. Stock Options and Warrants

In December 1999, we established a stock option plan allowing grants of both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options, in an aggregate amount of 50,000,000 shares. The stock option plan expired December 15, 2009.

There were no non-statutory stock options, incentive stock options or warrants granted in 2010 or 2009.

Warrants to purchase 250,000 common shares at $0.015 per share expired during 2009.

In February 2009, Robert Farias, a related party, notified us of his intent to exercise warrants to purchase 15,000,000 shares of our common stock at an average exercise price of $0.02 per share.  In March 2010, Robert Farias agreed to accept 610,000 shares of Series A Preferred Stock of VHS, in exchange for cancellation of his warrants, waiving waiver of the conversion rights associated with 37,500 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock, and forgiveness of $100,000 of unsecured trade payables.  For additional details, please see Note 4.

Option and warrant activities in 2009 and 2010 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/08	2,500,000	-	15,250,000	0.019
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	(2,500,000)	-	(250,000)	0.015
Outstanding at 12/31/09	-	-	15,000,000	0.020
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(15,000,000)	0.020
Outstanding at 12/31/10	-	-	-	-

At December 31, 2010, there are no warrants outstanding.

Note 13. Gain on Settlement of Current Liabilities

In 2010, the company recorded a gain on settlement of liabilities of $517,806 as a result of our review of trade payables accrued liabilities and notes payable for those items in which the statute of limitations had been exceeded and no legal liability existed. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, former employee or note holder, the applicable statute of limitations, and a search for applicable liens and judgments. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities.

In 2009, we recorded a gain on settlement of trade payables of $121,020 as a result of purchasing the trade receivables of one of our vendors from the bankruptcy trustee.

Note 14. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2009 through May 2015. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2011	$115,591
2012	99,862
2013	93,269
2014	93,330
2015	29,852

Total	$431,904

Rental expense for the years ended December 31, 2010 and 2009 was $160,788 and $178,077, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2010 and 2009.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds. These royalties are generally provided as an incentive for making the loans. For the years ended December 31, 2010 and 2009, we had royalties of $50,457 and $23,748, respectively, on revenues from subsidiaries.

Payroll Taxes

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

Litigation

We are involved in the following ongoing legal matters:

On October 11, 2007 a judgment in the amount of $3,151,216 was entered for NOW Solutions (the “Judgment”) against Ross in New York state court.  The amount of the Judgment consisted of $1,279,483 for NOW Solutions’ claims (after deducting $664,000 for Ross’ claim), $912,464 in attorneys’ fees and expenses, and $865,361 for accrued interest.  Ross appealed the Judgment, which was affirmed by the appellate court.  On March 24, 2009, the New York City Department of Finance released Ross’ cash deposit of $3,151,216 (which had accrued $133,424 in interest) to NOW Solutions.  The net proceeds of the deposit collected by NOW Solutions totaled $873,444, after deducting $2,345,502 in attorneys’ fees and costs (including a $992,723 promissory note issued to Wolman Blair PLLC) and $65,693 in fees and interest charged by New York City Department of Finance on the deposit.

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

In August 2009, PSM filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. During 2010, the company made timely payments of $40,000 of this note leaving a balance of $33,371.48 at December 31, 2010.

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action”) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved. All agreements with InfiniTek have been cancelled. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed. InfiniTek claims it is owed $195,000, and has incurred alleged lost opportunity cost of not less than $220,000. We attempted unsuccessfully to resolve our dispute with InfiniTek via mediation. Our lawsuit was amended on March 30, 2010. Discovery is ongoing.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit. This lawsuit relates to one of the causes of action, and the same set of underlying facts, as those in the Texas legal action mentioned above. On May 7, 2010, we filed a motion to dismiss this action. On July 14, 2010, the court denied our motion. On August 13, 2010, we filed an answer to InfiniTek’s complaint, including a denial and affirmative defenses. We continue to litigate the claims made by InfiniTek in this action as well as our other claims against InfiniTek in the Texas case. The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation.

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. (“Interwoven”), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the “Defendants”). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., LG Electronics Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit is a complaint for declaratory judgment, in which Interwoven is requesting that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case is styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS.

Motions filed by the parties in the Eastern District of Texas and the Northern District of California concerning the Vertical Action, the Interwoven Action, and the Samsung lawsuit are pending decisions by the respective courts.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows.

Note 15. Subsequent Events

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into an assignment agreement whereby Microidea assigned its ownership of the 16 year-old software application known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. The Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. Mr. Valdetaro is our Chief Technology Officer and the President of Microidea.

On March 31, 2011, we filed a provisional application for a patent, serial number 61/470474, titled “Mobile Web Proxy”. This provisional patent application is not yet published and still pending.

Stock Holders Equity

For the period from January 1, 2010 to April 14, 2011, no shares of our common stock have vested,  pursuant to any restricted stick agreement.

As of the Date of this Report for the year ended December 31, 2010, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

997,935,151	Common Stock Issued and Outstanding
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
1,028,617,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 30,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.