Form 10-Q
period 2011-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2011-05-16
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the issuer had 997,935,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$107,879	$272,970
Accounts receivable, net of allowance for bad debts of $16,720 and $16,700	616,585	565,367
Employee receivables	12,698	3,480
Prepaid expenses and other current assets	130,925	113,025
Total current assets	868,087	954,842

Property and equipment, net of accumulated depreciation of $994,793 and $988,361	37,002	35,120
Intangible assets, net of accumulated amortization of $140,340 and $129,770	499,131	441,432
Deposits and other	13,836	14,113

Total assets	$1,418,056	$1,445,507

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,545,447	$6,774,923
Bank overdraft	4,702	63,740
Deferred revenue	2,768,134	2,568,847
Derivative liability	34,060	30,785
Convertible debenture	30,000	30,000
Current portion - notes payable, net of unamortized discounts of $8,177 and $16,354	3,085,475	3,029,046
Current portion - notes payable to related parties	361,400	370,362
Total current liabilities	12,829,218	12,867,703

Total liabilities	12,829,218	12,867,703

See accompanying notes to the unaudited consolidated financial statements

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(Continued from previous page)
	March 31,	December 31,
	2011	2010
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,335,151 issued and outstanding	9,973	9,973
Additional paid-in-capital	19,240,060	19,240,060
Accumulated deficit	(40,233,754)	(40,306,035)
Accumulated other comprehensive income – foreign currency translation	(212,443)	(170,522)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,196,164)	(21,226,524)

Noncontrolling interest	(117,022)	(97,696)
Total stockholders’ deficit	(21,313,186)	(21,324,220)

Total liabilities and stockholders' deficit	$1,418,056	$1,445,507

See accompanying notes to the unaudited consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months ended March 31,
	2011	2010
Revenues
Licensing and software	$167,882	$162,061
Software maintenance	1,139,009	1,081,153
Software-as-a-service	114,640	40,731
Consulting services	175,405	133,711
Other	31,227	23,935
Total revenues	1,628,163	1,441,591

Cost of revenues	382,469	378,813

Gross profit	1,245,694	1,062,778

Operating expenses:
Selling, general and administrative expenses	1,034,809	1,016,673
Depreciation and amortization	16,888	7,627
Total operating expenses	1,051,697	1,024,300

Income from operations	193,997	38,478

Other income (expense)
Interest income	7	13
Gain (loss) on derivative liability	(3,275)	68,704
Interest expense	(137,774)	(102,535)

Net income	52,955	4,660

Net loss attributable to noncontrolling interest	19,326	4,108
Net income attributable to Vertical Computer Systems, Inc.	72,281	8,768
Dividends applicable to preferred stock	(147,000)	(147,000)

Net loss available to common stockholders	$(74,719)	$(138,232)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,335,151	998,422,373

Comprehensive income (loss)
Net income	$72,281	$4,660
Translation adjustments	(41,921)	(59,706)
Comprehensive income (loss)	30,360	(55,046)
Comprehensive loss attributable to noncontrolling interest	19,326	4,108
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$49,686	$(50,938)

See accompanying notes to the unaudited consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
 (Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

Other comprehensive income translation adjustment	-	-	-	-	(41,921)	-	(41,921)

Net income	-	-	-	72,281	-	(19,326)	52,955

Balances at March 31, 2011	997,335,151	$9,973	$19,240,060	$(40,233,754)	$(212,443)	$(117,022)	$(21,313,186)

See accompanying notes to the unaudited consolidated financial statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$52,955	$4,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,888	7,627
Amortization of debt discounts	8,177	2,342
(Gain) loss on derivatives	3,275	(68,704)
Changes in operating assets and liabilities:
Accounts receivable	(51,218)	291,140
Employee receivables	(9,218)	(6,513)
Prepaid expenses and other assets	(17,623)	(38,783)
Accounts payable and accrued liabilities	(229,475)	(119,346)
Deferred revenue	199,287	168,561
Net cash provided by (used in) operating activities	(26,952)	240,984

Cash flow from investing activities:
Software development	(68,269)	(28,197)
Purchase of property and equipment	(8,201)	(15,670)
Net cash used in investing activities	(76,470)	(43,867)

Cash flows from financing activities:
Short term borrowing	50,000	-
Payments of notes payable	(1,747)	(69,544)
Payments of related party notes payable	(8,963)	(36,789)
Bank overdraft	(59,038)	-
Net cash used in financing activities	(19,748)	(106,333)

Effect of changes in exchange rates on cash	(41,921)	(59,706)
Net change in cash and cash equivalents	(165,091)	31,078
Cash and cash equivalents, beginning of period	272,970	229,738
Cash and cash equivalents, end of period	$107,879	$260,816

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,770	$58,664
Non-cash investing and financing activities:
Cancellation of derivative liability and warrants	$-	$357,000
Forgiveness of related party liability charged to additional paid in capital	-	100,000
Cancellation of conversion option in Series C preferred stock	-	149,074

See accompanying notes to unaudited consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions, OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc., a 90% owned subsidiary, SnAPPnet, Inc., all entities with minor activities and NOW Solutions, Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

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

As of March 31, 2011 and 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

At March 31, 2011, we had negative working capital of approximately $12.0 million (although this figure includes deferred revenue of approximately $2.8 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

Our management is continuing its efforts to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations as well as to generate additional revenue through our existing businesses, including the licensing of our intellectual property. We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for this uncertainty.

Note 3. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2011:

December 31, 2010	$3,429,408
Repayments of third party notes	(1,747)
Repayments of related party notes	(8,963)
New borrowings	50,000
Amortization of debt discount	8,177
March 31, 2011	$3,476,875

During the first quarter of 2011, the Company borrowed $50,000 for working capital purposes from a third party. The debt bears interest at a fixed amount of $2,000 and is due on demand.

During the three months ended March 31, 2011 and 2010, the Company made interest payments of $84,770 and $58,664, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2011 and December 31, 2010, the aggregate derivative liability was $34,060 and $30,785.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a loss of $3,275 and a gain of $68,704 for the three months ended March 31, 2011 and 2010, respectively.

The valuation of our remaining embedded derivatives is determined by using the VCSY stock price at March 31, 2011. As such, our derivative liability has been classified as Level 1 as of March 31, 2011.

Fair value measurements

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$34,060	$-	$-
	$34,060	$-	$-
As of December 31, 2010:
Liabilities
Stock derivative – 1,309,983 shares	$30,785	$-	$-
	$30,785	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2011, there were no unregistered sales of equity securities of the Company.

As of the Date of this Report (for the three months ended March 31, 2011), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

997,335,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding of which 12,500 shares are convertible)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company for Pledged Shares
1,028,017,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 30,000,000 shares if all of the shares of preferred stock described in the table above were converted into shares of common stock and the Company met its contractual obligation to issue additional shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6.  Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the three months ended March 31, 2011 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2010	600,000	$0.031
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Non Vested Balance at March 31, 2011	600,000	$0.031

As of March 31, 2011, there was $16,630 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of  a 16 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty.  The Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

Note 8. Legal Proceedings

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

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., LG Electronics Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit is a complaint for declaratory judgment, in which Interwoven is requesting that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc., No. 3:10-CV-4645-RS.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas.  On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motions to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district.  On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company’s results of operations, liquidity and capital resources.  The following discussion and analysis should be read together with the accompanying Unaudited Consolidated Financial Statements, and the cautionary statements and risk factors included below in Item 1A of Part II of this Report.

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2011 and 2010, $68,269 and $28,197 of internal costs were capitalized, respectively.

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

Software as a Service (“SaaS”, also known as “cloud-based” offering). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

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

Valuation of the Embedded Derivatives

The valuation of our embedded derivatives are determined primarily by the Black-Scholes option pricing model and the Lattice model. An embedded derivative is a derivative instrument that is embedded within another contract, which under a convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance on derivative instruments, embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Results of Operations

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Total Revenues.  We had total revenues of $1,628,163 and $1,441,591 in the three months ended March 31, 2011 and 2010, respectively.  The increase in total revenues was $186,572 for the three months ended March 31, 2011 representing a 12.9% increase compared to the total revenues for the three months ended March 31, 2010.  Substantially all of the revenues for the three months ended March 31, 2011 and March 31, 2010 were related to the business operations of NOW Solutions.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Software as a Service.  The revenue from new software licenses increased slightly by $5,821 compared to that for the three months ended March 31, 2010.  We added one new customer and 2,000 additional users for an existing customer in 2011 compared to one new customer for the period ended March 31, 2010.  Software maintenance in the three months ended March 31, 2011 increased by $57,856 or 5.4% from the same period in the prior year.  The revenue increase in software maintenance is due to incremental revenue from our SnAPPnet acquisition and additional maintenance in 2011 for the one new customer acquired in 2010.  Consulting revenue, in the three months ended March 31, 2011 increased by $41,694 from the same period in the prior year, which represents a 31.2% increase.  This increase was due to the increase in consulting work for new clients and additional modules and features added by our existing clients.  Software as a Service (“SaaS”) revenues were $114,640 for the three months ended March 31, 2011 compared to $40,731 for the same period in the prior year, representing a $73,909 increase or 181.5%. The increase is related to adding two new customers in 2011.  Other revenue in the three months ended March 31, 2011 increased by $7,292 or 30.5% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $382,469 for the three months ended March 31, 2011, compared to $378,813 for the three months ended March 31, 2010.  The increase in cost of revenues of $3,656 represents a 1.0% increase.  The minimal increase in costs compare to the 12.9% increase in revenue represents the nature of our business, which allows us to increase revenue at a higher rate than the associated costs of revenue.  The slight increase in direct cost of revenues was primarily due to increased costs for third-party hosting expenses as we continued to add customers to our SaaS offering, partially offset by lower travel expenses for consultants and lower commissions. During the three months ended March 31, 2011 and 2010, $68,269 and $29,197 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,034,809 and $1,016,673 in the three months ended March 31, 2011 and 2010, respectively.  The increase of $18,136 is 1.8% more than the same period in 2010.  We had higher salaries and consulting fees due to incremental expenses related to Priority Time and SnAPPnet, Inc. and higher legal fees due to patent litigation offset by decrease consulting services and more capitalized software development costs for products in development.

Gain (Loss) on Derivative Liability.  The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The loss on derivative liability was $3,275 for the three months ended March 31, 2011 compared to a gain of $68,704 for the same period in 2010. The 2010 gain was primarily related to derivative liabilities eliminated during 2010.

Interest Expense.  We had interest expense of $137,774 and $102,535 for the three months ended March 31, 2011 and 2010, respectively.  Interest expense increased in 2011 by $35,239, representing an increase of 34.4% compared to the same expense in the three months ended March 31, 2010.  This increase was due to the amortization of a debt discount for 2011 on debt acquired in the second quarter of 2010 and additional default interest for 2011.

Net Income.  We had net income of $52,955 and $4,660 as of March 31, 2011 and 2010, respectively.  The net income for the three months ended March 31, 2011 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating income of $193,997.  The was reduced by interest expense, and loss on derivative liability resulting in net income of $52,955 for the three months ended March 31, 2011.  For the three months ended March 31, 2010, operating income of $38,478 was reduced by net interest expense of $102,522 and partially offset by the gain on derivative liability of $68,704 resulting in net income of $4,660.

 Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2011 and 2010, respectively.

Net Loss Available to Common Stockholders.  We had a net loss attributed to common stockholders of $74,719 and a net loss  of $138,232 for the three months ended March 31, 2011 and 2010, respectively.  Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had non-restricted cash-on-hand of $107,879 compared to $272,970 at December 31, 2010. However, the Company made a prepayment of an additional $21,352 (on March 31, 2011) for an April 15, 2011 payroll, compared to prepayments for payroll for the period ended December 31, 2010.

Net cash used in operating activities for the three months ended March 31, 2011 was $26,952 compared to net cash provided by operating activities of $240,984 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, we collected cash from our customers of $1,666,564.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,013,321, attorney fees of $41,083, professional fees and consulting fees of $153,004, interest expense of $84,770, taxes (including sales tax and VAT) of $155,000, and other regular trade payables of $246,338.  For the three months ended March 31, 2010, we collected cash from our customers of $1,855,055.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $997,824, attorney fees of $29,029, professional fees and consulting fees of $218,297, interest expense of $58,664, taxes (including sales tax and VAT) of $67,746, and other regular trade payables of $242,511.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  Deferred revenue increased $199,287 or 7.8% from the balance at December 31, 2010.  The increase was due to the maintenance on new customers in 2010 and 2011 and the impact of price increases on maintenance during 2010.  The increased liability at March 31, 2011 will result in higher maintenance revenue in 2011, if all other factors remain relatively constant (i.e. continued price increases, limited customer losses, etc.).

Our accounts receivable trade increased from $565,367 at December 31, 2010 to $616,585 (net of allowance for bad debts) at March 31, 2011.  The increase is a result of the 4.2% increase in revenues from the 4th quarter of 2010 partially offset by seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $6,774,923 at December 31, 2010 to $6,545,448 at March 31, 2011.  As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable.  The resulting balance at March 31, 2011 is almost 11 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the three months ended March 31, 2011 and March 31, 2010 of $76,470 and $43,867 respectively.  Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the three months ended March 31, 2011, we paid $10,711 of principal on notes payable and notes payable to related parties and had $50,000 of new debt funding in the same period.  For the three months ended March 31, 2010, we paid $106,333 of principal on notes payable and had no new debt funding.

The total change in cash for the three months ended March 31, 2011 was a decrease of $165,091.

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
	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2011	2011	2012	2013	2014	2015	+
Notes payable	$3,446,875	$3,446,875	$-	$-	$-	$-
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	403,538	87,225	99,862	93,269	93,330	29,852
Total	$3,880,413	$3,564,100	$99,862	$93,269	$93,330	$29,852

Following is the status of notes payable:

	March 31, 2011	December 31, 2010

Default or non-performing	$3,305,311	$3,299,543
Current	141,564	99,865

Total Notes Payable	$3,446,875	$3,399,408

At March 31, 2011, we had negative working capital of approximately $12.0 million (although this figure includes deferred revenue of approximately $2.8 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations as well as to generate additional revenue through our existing businesses, including the licensing of our intellectual property.  We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The unaudited consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Related Party Transactions

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of  a 16 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty.  The Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2010, as filed on April 15, 2011.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2010.

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

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., LG Electronics Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit is a complaint for declaratory judgment, in which Interwoven is requesting that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc., No. 3:10-CV-4645-RS.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas.  On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motions to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district.  On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2010, as filed on April 15, 2011.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, there were no unregistered sales of equity securities of the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011	Provided herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011	Provided herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011	Provided herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 13, 2011	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

May 13, 2011	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer