Form 10-Q
period 2011-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2011-08-15
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, the issuer had 997,935,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$27,832	$272,970
Accounts receivable, net of allowance for bad debts of $16,773 and $16,700	480,471	565,367
Employee receivables	1,000	3,480
Prepaid expenses and other current assets	104,168	113,025
Total current assets	613,471	954,842

Property and equipment, net of accumulated depreciation of $1,000,908 and $988,361	35,556	35,120
Intangible assets, net of accumulated amortization of $152,768 and $129,770	566,082	441,432
Deposits and other	16,020	14,113

Total assets	$1,231,129	$1,445,507

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,690,423	$6,774,923
Bank overdraft	15,305	63,740
Deferred revenue	2,592,937	2,568,847
Derivative liability	30,785	30,785
Convertible debenture	30,000	30,000
Current portion - notes payable, net of unamortized discounts of $16,354 for 2010	3,097,016	3,029,046
Current portion - notes payable to related parties	351,407	370,362
Total current liabilities	12,807,873	12,867,703

Total liabilities	12,807,873	12,867,703

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2011	2010
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 997,335,151 issued and outstanding	9,973	9,973
Additional paid-in-capital	19,240,060	19,240,060
Accumulated deficit	(40,278,931)	(40,306,035)
Accumulated other comprehensive income – foreign currency translation	(311,967)	(170,522)

Total VCSY stockholders’ deficit	(21,340,865)	(21,226,524)

Noncontrolling interest	(137,903)	(97,696)
Total stockholders’ deficit	(21,478,768)	(21,324,220)

Total liabilities and stockholders' deficit	$1,231,129	$1,445,507

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Licensing and software	$31,221	$11,036	$199,103	$173,097
Software maintenance	1,154,731	1,137,375	2,262,120	2,218,528
Software-as-a-service	168,445	50,856	314,705	91,587
Consulting services	148,075	132,450	323,480	266,161
Other	16,786	31,452	48,013	55,387
Total revenues	1,519,258	1,363,169	3,147,421	2,804,760

Cost of revenues	381,172	376,366	763,641	755,179

Gross profit	1,138,086	986,803	2,383,780	2,049,581

Operating expenses:
Selling, general and administrative expenses	1,036,249	1,022,328	2,071,058	2,041,362
Depreciation and amortization	16,309	8,830	33,197	14,096
Total operating expenses	1,052,558	1,031,158	2,104,255	2,055,458

Income (loss) from operations	85,528	(44,355)	279,525	(5,877)

Other income (expense):
Gain on derivative liability	3,275	7,860	-	76,564
Interest expense, net	(154,861)	(122,656)	(292,628)	(225,178)

Net loss	(66,058)	(159,151)	(13,103)	(154,491)

Net loss attributable to noncontrolling interest	20,881	30,044	40,207	34,152
Net income (loss) attributable to VCSY	(45,177)	(129,107)	27,104	(120,339)
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(192,177)	$(276,107)	$(266,896)	$(414,339)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,335,151	998,668,484	997,335,151	998,546,108

Comprehensive loss
Net loss	$(66,058)	$(159,151)	$(13,103)	$(154,491)
Translation adjustments	(99,524)	39,007	(141,445)	(20,699)
Comprehensive loss	(165,582)	(120,144)	(154,548)	(175,190)
Comprehensive loss attributable to noncontrolling interest	20,881	30,044	40,207	34,152
Comprehensive loss attributable to VCSY	$(144,701)	$(90,100)	(114,341)	(141,038)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
For the six months ended June 30, 2011
(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

Other comprehensive income
translation adjustment	-	-	-	-	(141,445)	-	(141,445)

Net income (loss)	-	-	-	27,104	-	(40,207)	(13,103)

Balances at June 30, 2011	997,335,151	$9,973	$19,240,060	$(40,278,931)	$(311,967)	$(137,903)	$(21,478,768)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated  Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(13,103)	$(154,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,197	14,096
Amortization of debt discounts	16,354	-
Stock compensation	-	7,550
Gain on derivatives	-	(76,564)
Changes in operating assets and liabilities:
Accounts receivable	84,896	494,820
Employee receivables	2,480	(10,653)
Prepaid expenses and other assets	6,951	4,563
Accounts payable and accrued liabilities	(77,888)	(25,627)
Deferred revenue	24,090	(99,565)
Net cash provided by operating activities	76,977	154,129

Cash flow from investing activities:
Acquisition of SnAPPnet, Inc, net of cash received	-	(5,335)
Software development	(145,484)	(63,924)
Purchase of property and equipment	(12,798)	(14,667)
Net cash used in investing activities	(158,282)	(83,926)

Cash flows from financing activities:
Borrowings from third party debt	50,000	-
Payments of third party notes payable	(2,998)	(156,596)
Payments of related party notes payable	(20,955)	-
Bank overdraft	(48,435)	-
Net cash used in financing activities	(22,388)	(156,596)

Effect of changes in exchange rates on cash	(141,445)	(20,699)
Net change in cash and cash equivalents	(245,138)	(107,092)
Cash and cash equivalents, beginning of period	272,970	229,738
Cash and cash equivalents, end of period	$27,832	$122,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,889	$146,882

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$6,614	$-
Noncash consideration for acquisition of SnAPPnet, Inc.	-	75,825
Cancellation of derivative liability and warrants	-	357,000
Forgiveness of related party liability charged to additional paid in capital	-	100,000
Cancellation of conversion option in Series C preferred stock	-	149,074

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and its wholly subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions (“VHS”), OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc., a 90% owned subsidiary, SnAPPnet, Inc., all entities with minor activities and NOW Solutions, Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

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

As of June 30, 2011 and 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Fair value measurement

In May 2011, the FASB issued amended guidance to develop common requirements for fair value measurement and for disclosure of information about fair value measurements under US GAAP and International Financial Reporting Standards. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. We are required to adopt this amended guidance for our annual and interim periods beginning January 1, 2012. We do not expect the adoption of this amended guidance to have a material impact on our financial statements.

Presentation of comprehensive income

In June 2011, the FASB issued amended guidance requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. In addition, this amended guidance requires retrospective application. We are required to adopt this amended guidance for our annual and interim periods beginning January 1, 2012. We do not expect the adoption of this amended guidance to have a material impact on our financial statements.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2011 and 2010 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

At June 30, 2011, we had a working capital deficit of approximately $12.2 million (although this figure includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

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

Note 3. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the six months ended June 30, 2011:

December 31, 2010	$3,429,408
Repayments of third party notes	(2,998)
Repayments of related party notes	(20,955)
New borrowings	50,000
Amortization of debt discount	16,354
Adjustment to debt principal due to reapplication of payments	6,614
June 30, 2011	$3,478,423

During the six months ended June 30, 2011, the Company borrowed $50,000 for working capital purposes from a third party. The debt is unsecured, bears interest at a fixed amount of $2,000 and is due on demand.

During the six months ended June 30, 2011 and 2010, the Company made interest payments of $140,889 and $146,882, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2011 and December 31, 2010, the aggregate derivative liability was $30,785.

For the six months ended June 30, 2011 there was no gain or loss related to the change in the fair value of derivative liabilities. The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $76,564 for the six months ended June 30, 2010.

The valuation of our remaining embedded derivatives is determined by using the VCSY stock price at June 30, 2011. As such, our derivative liability has been classified as Level 1 as of June 30, 2011.

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$30,785	$-	$-
	$30,785	$-	$-
As of December 31, 2010:
Liabilities
Stock derivative – 1,309,983 shares	$30,785	$-	$-
	$30,785	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the six months ended June 30, 2011, there were no unregistered sales of equity securities of the Company.

As of the Date of this Report (for the six months ended June 30, 2011), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

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

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 28,000,000 shares if all of the shares of preferred stock described in the table above were converted into shares of common stock and the Company met its contractual obligation to issue additional shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6.  Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the six months ended June 30, 2011 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2010	600,000	$0.031
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Non Vested Balance at June 30, 2011	600,000	$0.031

As of June 30, 2011, there was $15,084 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

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

For additional Related Party transactions after June 30, 2011, please see “Subsequent Events” under Note 9.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS is seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.

In the opinion of management, the ultimate resolution of any pending matters may have a significant effect on our financial position, operations or cash flows. Also, in the future, we may become involved in other legal actions that may have a significant effect on our financial position, operations or cash flows.

Note 9. Subsequent Events

In July 2011, the Company and a related party agreed to cancel $364,679 of outstanding debt owed to the related party and in consideration of such cancellation the Company issued two notes with principal of $274,679 and $90,000, respectively, each bearing interest at 8%. The payment terms for the notes are as follows (a) aggregate principal payments in the amount of $25,000 due on December 10, 2011, to be allocated between the notes, (b) interest only payments beginning July 31, 2011 through January 31, 2012 and (c) monthly payments of interest plus monthly principal payments of $5,000 to be allocated between the notes beginning January 31, 2012 until the notes are fully paid.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the six months ended June 30, 2011 and 2010, $145,484 and $63,924 of internal costs were capitalized, respectively.

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

Software as a Service (“SaaS”, also known as “cloud-based” offering). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

We provide consulting services to customers in conjunction with SaaS. The rates for such service are based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers, utilizing their own computer to access the SaaS functionality, are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon monthly rate per employee. The revenue is recognized as the SaaS services are rendered each month.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts, for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We review delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up, estimate the amounts of potential losses.

Deferred Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information.  In the event management estimates that the Company will not be able to realize all or part of its net deferred tax assets in the foreseeable future, a valuation allowance is recorded through a charge to income in the period such determination is made.  Likewise, should management estimate that the Company will be able to realize its deferred tax assets in the future in excess of its net recorded assets, an adjustment to reduce the valuation allowance would increase income in the period such determination is made.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2011 Compared To Three and Six Month Periods Ended June 30, 2010

Total Revenues.  We had total revenues of $1,519,258 and $1,363,169 in the three months ended June 30, 2011 and 2010, respectively.  The increase in total revenues was $156,089 for the three months ended June 30, 2011 representing a 11.45% increase compared to the total revenues for the three months ended June 30, 2010.  Substantially all of the revenues for the six months ended June 30, 2011 and June 30, 2010, were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $70,506 or 2.2% for the six months ended June 30, 2011 and $38,032 or 2.5% for the three months ended June 30, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Software as a Service (“SaaS”).  The revenue from new software licenses increased by $20,185 compared to that for the three months ended June 30, 2010 primarily as a result of increases in the number of employee records processed within our existing customer base.  Software maintenance in the three months ended June 30, 2011 increased by $17,356 or 1.53% from the same period in the prior year.  The revenue increase in software maintenance is due to the effects of favorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended June 30, 2011 increased by $15,625 from the same period in the prior year, which represents a 11.8% increase.  This increase was due to consulting services related to a version upgrade for one of our existing customers.  SaaS revenues were $168,445 for the three months ended June 30, 2011 compared to $50,856 for the same period in the prior year, representing a $117,589 increase or 231.2%. The increase is related to two of our existing customers converting to a SaaS model in the third quarter of 2010 and incremental revenue of $33,240 related to SnAPPnet, Inc. SnAPPnet, Inc. revenue represented 19.7% of our SaaS revenue for the three months ended June 30, 2011. Other revenue in the three months ended June 30, 2011 decreased by $14,666 or 46.6% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $3,147,421 and $2,804,760 in the six months ended June 30, 2011 and 2010, respectively.  The increase in total revenue was $342,661 for the six months ended June 30, 2011 representing a 12.2% increase compared to the same period in 2010.  Almost all the revenue for the six months ended June 30, 2011 and all the revenue from June 30, 2010 were related to the business operations of NOW Solutions.

The total revenues consist of software licenses, consulting, software maintenance, SaaS fees and other revenues.  The revenue from licensing fees for the six months ended June 30, 2011 increased $26,006 or 15.0% over the same period in 2010.  The increase was due to larger sales of additional modules to existing customers in 2011. Software maintenance fees for the six months ended June 30, 2011 increased $43,592 or 2.0%.  The revenue increase in software maintenance is due to the impact of the exchange rate of the Canadian dollar to the US dollar, partially offset by the loss of maintenance from one of our existing customer converting to a SaaS model. Consulting fees increased $57,319 or 21.5% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The increase  in consulting fees in 2011 is primarily due to consulting services related to a version upgrade for one of our existing customers. SaaS revenues for the six months ended June 30, 2011 were $223,118 higher than for the six months ended June 30, 2010, a 243.6% increase.  This increase is due to converting three of our existing customers to our SaaS offering and incremental revenue of $64,859 related to SnAPPnet, Inc. in 2011.  SnAPPnet, Inc. revenue represented 20.6% of our SaaS revenue for the six months ended June 30, 2011. There was a $7,374 decrease in other revenue for the six months ended June 30, 2011 compared to the same period of 2010.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $381,172 for the three months ended June 30, 2011, compared to $376,366 for the three months ended June 30, 2010.  The increase in cost of revenues of $4,806 represents a 1.3% increase.  The minimal increase in costs compare to the 11.5% increase in revenue represents the nature of our business, which allows us to increase revenue at a higher rate than the associated costs of revenue.  The slight increase in direct cost of revenues was primarily due to increased costs for third-party hosting expenses as we continued to add customers to our SaaS offering, partially offset by lower consulting and travel expenses. During the three months ended June 30, 2011 and 2010, $78,062 and $35,727 of internal costs were capitalized, respectively.

For the six months ended June 30, 2011, direct costs of revenues were $763,641 compared to $755,179 for the same period in 2010 resulting in a increase of $8,462 or 1.1%.  The slight increase in direct cost of revenues was primarily due to increased costs for third-party hosting expenses as we continue to add or convert new and existing customers to our SaaS offering, partially offset by lower consulting and travel expenses.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,036,249 and $1,022,328 in the three months ended June 30, 2011 and 2010, respectively.  The increase of $13,921 is 1.4% more than the same period in 2010.  We had higher salaries and consulting fees due to incremental expenses related to Priority Time Systems, Inc. and SnAPPnet, Inc., higher legal and professional fees due to patent applications, offset by decreased consulting services, travel and more capitalized software development costs for products in development. Of the SG&A expenses for the three months ended June 30, 2011, $163,000 represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc. and SnAPPnet, Inc.

For the six months ended June 30, 2011 we had $2,071,058 compared to $2,041,362 for the six months ended June 30, 2010.  The $29,696 or 1.5% increase is due to higher salaries, benefits and consulting fees due to incremental expenses related to Priority Time Systems, Inc. and SnAPPnet, Inc., higher legal and professional fees due to patent applications, offset by decreased consulting services, travel and more capitalized software development costs for products in development. Of the SG&A expenses for the six months ended June 30, 2011, $336,000 represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc., and SnAPPnet, Inc.

Depreciation and Amortization. We had depreciation and amortization expense of $16,309 and $8,830 for the three months ended June 30, 2011 and 2010, respectively. The increase of $$7,479 or 84.7% primarily relates to amortization of intangible assets acquired in the 2010 SnAPPnet, Inc. acquisition.

For the six months ended June 30, 2011 we had $33,197 of depreciation and amortization compared to the six months ended June 30, 2010 of $14,096. The $19,101 or 135.5% increase primarily relates to amortization of intangible assets acquired in the 2010 SnAPPnet, Inc. acquisition.

Gain on Derivative Liability.  The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The gain on derivative liability was $3,275 for the three months ended June 30, 2011 compared to a gain of $7,860 for the same period in 2010. For the six months ended June 30, 2011, there was no gain or loss on derivative liability as the market value of the Company’s common stock was the same at December 31, 2010 and June 30, 2011. The 2010 gain of $76,564 was primarily related to derivative liabilities eliminated during the third quarter of 2010.

Interest Expense, net.  We had net interest expense of $154,861 and $122,656 for the three months ended June 30, 2011 and 2010, respectively.  Interest expense increased by $32,205 or 26.3% compared to the same expense in the three months ended June 30, 2011.  This increase was primarily due to the amortization of a debt discount for 2011 on debt acquired in the second quarter of 2010 and additional default interest for 2011.

For the six months ended June 30, 2011, we had net interest expense of $292,628 compared to $225,178  for the same period in 2010, representing a $67,450 or 30% increase for the period.  The increase was primarily due to amortization of a debt discount for 2011 on debt acquired in the second quarter of 2010 and additional default interest for 2011.

Net Loss.  We incurred net losses of $66,058 for the three months ended June 30, 2011 and a net loss of $159,151 for the three months ended June 30, 2011.  The net loss for the three months ended June 30, 2011 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating income of $85,528.  This was reduced by interest expense, and increased by a gain on derivative liability resulting in a net loss of $66,058 for the three months ended June 30, 2011.  For the three months ended June 30, 2010, an operating loss of $44,355 was further reduced by interest expense of $122,656 and partially offset by the gain on derivative liability of $7,860 resulting in a net loss of $159,151.

We incurred net losses of $13,103 and $154,491 for the six month periods ended June 30, 2011 and 2010, respectively.  The changes were due to the reasons discussed above.

Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2011 and 2010 and $294,000 for both the six months ended June 30, 2011 and 2010.

Net Loss Available to Common Stockholders.  We had a net loss attributed to common stockholders of $192,177 and a net loss  of $276,107 for the three months ended June 30, 2011 and 2010, respectively.  Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss available to common stockholders of $266,896 and net loss available to common stockholders of $414,339 for the six months ended June 30, 2011 and 2010, respectively.  Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, we had non-restricted cash-on-hand of $27,832 compared to $272,970 at December 31, 2010.

Net cash provided by operating activities for the six months ended June 30, 2011 was $76,977 compared to net cash provided by operating activities of $154,129 for the six months ended June 30, 2010.  For the six months ended June 30, 2011, we collected cash from our customers of $3,190,250 and other miscellaneous receipts of $60,609.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,969,925, attorney fees of $52,462, professional fees and consulting fees of $292,901, interest expense of $140,889, taxes (including sales tax and VAT) of $297,515, and other regular trade payables of $420,191.  For the six months ended June 30, 2010, we collected cash from our customers of $3,204,592 and other miscellaneous receipts of $7,704.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,855,102, attorney fees of $67,128, professional fees and consultants of $347,671, interest expense of $146,882, taxes (including sales tax and VAT) of $173,804, and other regular trade payables of $467,580.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  Deferred revenue increased $20,090 or 0.9% from the balance at December 31, 2010.  The increase was due to the maintenance on new customers in 2010 and 2011 and the impact of price increases on maintenance during 2011.  The increased liability at June 30, 2011 will result in higher maintenance revenue in 2011, if all other factors remain relatively constant (i.e. continued price increases, limited customer losses, etc.).

Our accounts receivable trade decreased from $565,367 at December 31, 2010 to $480,471 (net of allowance for bad debts) at June 30, 2011.  The decrease is a result of seasonal fluctuations in the timing of billings for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $6,774,923 at December 31, 2010 to $6,690,423 at June 30, 2011.  As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable.  The resulting balance at June 30, 2011 is over 13 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2011 and June 30, 2010 of $158,282 and $78,591 respectively.  Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and employees. Software development relates to the development of new products.

For the six months ended June 30, 2011, we paid $23,953 of principal on notes payable and notes payable to related parties and had $50,000 of new debt funding in the same period.  For the six months ended June 30, 2010, we paid $156,596 of principal on notes payable.

The total change in cash for the six months ended June 30, 2011 was a decrease of $245,138.

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

	Balance at	Due in Next Five Years
Contractual Obligations	June 30, 2011	2011	2012	2013	2014	2015+
Notes payable	$3,448,423	$3,448,423	$-	$-	$-	$-
Convertible debenture	30,000	30,000	-	-	-	-

Operating lease	366,575	50,262	99,862	93,269	93,330	29,852
Total	$3,844,998	$3,528,685	$99,862	$93,269	$93,330	$29,852

Following is the status of notes payable:

	June 30, 2011	December 31, 2010

Default or non-performing	$3,431,989	$3,299,543
Current	16,434	99,865

Total Notes Payable	$3,448,423	$3,399,408

At June 30, 2011, we had a working capital deficit of approximately $12.2 million (although this figure includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

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

For additional Related Party transactions after June 30, 2011, please see “Subsequent Events” under Note 9.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

-
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS is seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, there were no unregistered sales of equity securities of the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011	Provided herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 15, 2011	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

August 15, 2011	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer