Form 10-Q
period 2011-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2011-11-14
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  No

As of November 14, 2011, the issuer had 997,935,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$124,738	$272,970
Accounts receivable, net of allowance for bad debts of $16,660 and $16,700	207,757	565,367
Prepaid expenses and other current assets	103,112	116,505
Total current assets	435,607	954,842

Property and equipment, net of accumulated depreciation of $1,001,646 and $988,361	45,651	35,120
Intangible assets, net of accumulated amortization of $164,440 and $129,770	636,659	441,432
Deposits and other	15,667	14,113

Total assets	$1,133,584	$1,445,507

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,624,314	$6,774,923
Bank overdraft	31,971	63,740
Deferred revenue	2,257,342	2,568,847
Derivative liability	24,890	30,785
Convertible debenture	30,000	30,000
Current portion - notes payable, net of unamortized discounts of $16,354 for 2010	3,102,900	3,029,046
Current portion - notes payable to related parties	717,140	370,362
Total current liabilities	12,788,557	12,867,703

Total liabilities	12,788,557	12,867,703

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

(Continued from previous page)
	September 30,	December 31,
	2011	2010
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,335,151 issued and outstanding	9,973	9,973
Additional paid-in-capital	19,240,060	19,240,060
Accumulated deficit	(40,521,716)	(40,306,035)
Accumulated other comprehensive income – foreign currency translation	(116,149)	(170,522)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,387,832)	(21,226,524)

Noncontrolling interest	(169,165)	(97,696)
Total stockholders’ deficit	(21,556,997)	(21,324,220)

Total liabilities and stockholders' deficit	$1,133,584	1,445,507

See accompanying notes to unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Licensing and software	$-	$93,212	$199,103	$266,309
Software maintenance	1,113,012	1,114,469	3,375,132	3,332,997
Software-as-a-service	148,631	113,597	463,336	205,184
Consulting services	149,105	174,650	472,585	440,811
Other	30,716	44,825	78,728	100,212
Total revenues	1,441,464	1,540,753	4,588,884	4,345,513

Cost of revenues	474,165	400,683	1,237,806	1,155,862

Gross profit	967,299	1,140,070	3,351,078	3,189,651
Operating expenses (income):
Selling, general and administrative expenses	1,067,906	1,067,952	3,138,963	3,109,313
Depreciation and amortization	16,616	7,231	49,813	21,327
Gain on settlement of trade payables	-	(22,438)	-	(22,438)
Total operating expenses	1,084,522	1,052,745	3,188,776	3,108,202
Income (loss) from operations	(117,223)	87,325	162,302	81,449

Other income (expense):
Interest expense, net	(162,720)	(131,573)	(455,347)	(356,752)
Gain on derivative liability	5,895	8,970	5,895	85,534

Net loss	(274,048)	(35,278)	(287,150)	(189,769)

Net loss attributable to noncontrolling interest	31,262	36,158	71,469	70,310
Net income (loss) attributable to VCSY	(242,786)	880	(215,681)	(119,459)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(389,786)	$(146,120)	$(656,681)	$(560,459)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,335,151	998,668,484	997,335,151	998,587,349

Comprehensive loss
Net income (loss)	$(242,786)	$880	$(215,681)	$(119,459)
Translation adjustments	195,818	(42,342)	54,373	(63,041)
Comprehensive loss	(46,968)	(41,462)	(161,308)	(182,500)
Comprehensive loss attributable to noncontrolling interest	31,262	36,158	71,469	70,310
Comprehensive loss attributable to VCSY	$(15,706)	$(5,304)	(89,839)	(112,190)

See accompanying notes to unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
For the nine months ended September 30, 2011
 (Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

Other comprehensive income translation adjustment	-	-	-	-	54,373	-	54,373

Net loss	-	-	-	(215,681)	-	(71,469)	(287,150)

Balances at September 30, 2011	997,335,151	$9,973	$19,240,060	$(40,521,716)	$(116,149)	$(169,165)	$(21,556,997)

See accompanying notes to unaudited consolidated financial statements.

Consolidated  Statements of Cash Flows
(Unaudited)
Vertical Computer Systems, Inc. and Subsidiaries

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(287,150)	$(189,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,813	21,328
Amortization of debt discounts	16,354	-
Gain on settlement of trade payables	-	(22,438)
Stock compensation	-	7,550
Gain on derivatives	(5,895)	(85,534)
Changes in operating assets and liabilities:
Accounts receivable	357,610	593,970
Employee receivables	1,481	(10,352)
Prepaid expenses and other assets	10,360	(83,925)
Accounts payable and accrued liabilities	223,568	163,938
Deferred revenue	(311,505)	(418,454)
Net cash (used in) provided by operating activities	54,636	(23,686)

Cash flow from investing activities:
Acquisition of SnAPPnet, Inc, net of cash received	-	(5,335)
Software development	(228,154)	(120,715)
Purchase of property and equipment	(27,417)	-
Net cash used in investing activities	(255,571)	(126,050)
Cash flows from financing activities:
Borrowings from related parties	8,000	54,195
Borrowings from third party debt	50,000	137,816
Payments of third party notes payable	-	(87,767)
Payments of related party notes payable	(27,901)	(107,528)
Bank overdraft	(31,769)	-
Net cash used in financing activities	(1,670)	(3,284)

Effect of changes in exchange rates on cash	54,373	(63,041)
Net change in cash and cash equivalents	(148,232)	(216,062)
Cash and cash equivalents, beginning of period	272,970	229,738
Cash and cash equivalents, end of period	$124,738	$13,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$166,896	$154,000

Non-cash investing and financing activities:
Conversion of accounts payable to debt	$364,679	$-
Adjustment to debt principal due to reapplication of payments	9,500	-
Noncash consideration for acquisition of SnAPPnet, Inc.	-	75,825
Cancellation of derivative liability and warrants	-	357,000
Forgiveness of related party liability charged to additional paid in capital	-	100,000
Cancellation of conversion option in Series C preferred stock	-	149,074

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EnFacet, Inc., Globalfare.com, Inc., Pointmail.com, Inc. and Vertical Internet Solutions, all of which are inactive; Vertical Healthcare Solutions (“VHS”), OptVision Research, Inc., Taladin, Inc., Government Internet Systems, Inc., Priority Time Systems, Inc. (“PTS”), a 90% owned subsidiary, SnAPPnet, Inc., all entities with minor activities and NOW Solutions, Inc.(“NOW Solutions”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

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

As of September 30, 2011 and 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2011 and 2010 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

At September 30, 2011, we had a working capital deficit of approximately $12.4 million and have defaulted on the majority of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

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

Note 3. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the nine months ended September 30, 2011:

December 31, 2010		$3,429,408
	Repayments of related party notes	(27,901)
	New borrowings	58,000
	Amortization of debt discount	16,354
	Adjustment to debt principal due to reapplication of payments	9,500
	Conversion of accounts payable to debt	364,679
September 30, 2011		$3,850,040

In July 2011, the Company and a related party agreed to cancel $364,679 of outstanding debt owed to the related party and in consideration of such cancellation the Company issued two notes with principal of $274,679 and $90,000, respectively, each bearing interest at 8%. The payment terms for the notes are as follows: (a) aggregate principal payments in the amount of $25,000 due on December 20, 2011, to be allocated between the notes, (b) interest only payments beginning July 31, 2011 through January 31, 2012 and (c) monthly payments of interest plus monthly principal payments of $5,000 to be allocated between the notes beginning January 31, 2012 until the notes are fully paid.

During the nine months ended September 30, 2011, the Company borrowed $50,000 for working capital purposes from a third party and $8,000 from a related party. The debts are unsecured, bear interest at a fixed amount of $2,000 and $1,000, respectively and are due on demand. The $8,000 related party debt was repaid in November, 2011.

During the nine months ended September 30, 2011 and 2010, the Company made interest payments of $166,896 and $154,000, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2011 and December 31, 2010, the aggregate derivative liability was $24,890 and $30,785, respectively.

For the nine months ended September 30, 2011 there was a $5,895 gain related to the change in the fair value of derivative liabilities. The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $85,534 for the nine months ended September 30, 2010.

The valuation of our remaining embedded derivatives is determined by using the VCSY stock price at September 30, 2011. As such, our derivative liability has been classified as Level 1 as of September 30, 2011.

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$24,890	$-	$-
	$24,890	$-	$-

As of December 31, 2010:
Liabilities
Stock derivative – 1,309,983 shares	$30,785	$-	$-
	$30,785	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the three months ended September 30, 2011, there were no unregistered sales of common stock of the Company.

As of the Date of this Report (for the nine months ended September 30, 2011), we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

997,335,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C stock (50,000 shares outstanding of which 12,500 shares are convertible)
94,700	Common Shares convertible from Preferred Series D stock (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company for Pledged Shares
1,028,017,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 6.  Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock of common shares of the Company for the nine months ended September 30, 2011 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2010	600,000	$0.031
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Non Vested Balance at September 30, 2011	600,000	$0.031

As of September 30, 2011, there was $13,521 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of  a 16 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty.  During the term, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and a related party agreed to cancel $364,679 of outstanding debt owed to the related party and in consideration of such cancellation the Company issued two notes with principal of $274,679 and $90,000, respectively, each bearing interest at 8%. The payment terms for the notes are as follows: (a) aggregate principal payments in the amount of $25,000 due on December 20, 2011, to be allocated between the notes, (b) interest only payments beginning July 31, 2011 through January 31, 2012 and (c) monthly payments of interest plus monthly principal payments of $5,000 to be allocated between the notes beginning January 31, 2012 until the notes are fully paid.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas.  On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motions to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district.  On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas, which was denied on August 17, 2011.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS is seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation. On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  Discovery is ongoing.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the nine months ended September 30, 2011 and 2010, $228,154 and $107,435 of internal costs were capitalized, respectively.

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

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform such services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Software as a Service (“SaaS”, also known as “cloud-based” offering). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath™, on a service basis. We refer to the delivery method to give functionality to customers utilizing this service as SaaS. Under SaaS, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. Since the customer is not given a contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

We provide consulting services to customers in conjunction with SaaS. The rates for such service are based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon monthly rate per employee. The revenue is recognized as the SaaS services are rendered each month.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2011 Compared To Three and Nine Month Periods Ended September 30, 2010

Total Revenues.  We had total revenues of $1,441,464 and $1,540,753 in the three months ended September 30, 2011 and 2010, respectively.  The decrease in total revenues was $99,289 for the three months ended September 30, 2011 representing a 6.4% decrease compared to the total revenues for the three months ended September 30, 2010.  Substantially all of the revenues for the three months ended September 30, 2011 and September 30, 2010 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $32,578 or 2.3% of total revenues for the three months ended September 30, 2011 and $27,905 or 1.8% of total revenues for the three months ended September 30, 2010.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Software as a Service (“SaaS”).  The revenue from new software licenses decreased by $93,212 compared to that for the three months ended September 30, 2010 as there were no new sales for the third quarter of 2011.  Software maintenance in the three months ended September 30, 2011 decreased by $1,457 or .1% from the same period in the prior year.  The revenue decrease in software maintenance is due to non-renewal of customer accounts combined with customers moving to our SaaS model offset by contractual price increases and the effects of favorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended September 30, 2011 decreased by $25,545 from the same period in the prior year representing a 14.6% decrease.  This decrease was due to near completion of version upgrades for existing customers in Canada partially offset by new consulting projects in the US and the effects of favorable currency exchange rates.  SaaS revenues were $148,631 for the three months ended September 30, 2011 compared to $113,597 for the same period in the prior year, representing a $35,034 increase or 30.8%. The increase is related to existing customers converting to a SaaS model and incremental revenue of $4,673 related to SnAPPnet, Inc. SnAPPnet, Inc. revenue represented 17.6% of our SaaS revenue for the three months ended September 30, 2011. Other revenue in the three months ended September 30, 2011 decreased by $14,109 or 31.5% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $4,588,884 and $4,345,513 in the nine months ended September 30, 2011 and 2010, respectively.  The increase in total revenue was $243,371 for the nine months ended September 30, 2011 representing a 5.6% increase compared to the same period in 2010.  Substantially all revenues for the nine months ended September 30, 2011 and September 30, 2010 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $103,084 or 2.2% of total revenues for the nine months ended September 30, 2011 and $27,905 or .6% of total revenues for the nine months ended September 30, 2010. SnAPPnet, Inc. was purchased in May, 2010.
.
The total revenues consist of software licenses, consulting, software maintenance, SaaS fees and other revenues.  The revenue from licensing fees for the nine months ended September 30, 2011 decreased $67,206 or 25.2% from the same period in 2010.  The decrease was primarily due to no new sales in the third quarter of 2011. Software maintenance fees for the nine months ended September 30, 2011 increased $42,135 or 1.3%.  The revenue increase in software maintenance is due to the impact of the exchange rate of the Canadian dollar to the US dollar, partially offset by the loss of maintenance from one of our existing customers converting to a SaaS model. Consulting fees increased $31,774 or 7.2% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase  in consulting fees in 2011 is primarily due to consulting services related to version upgrades and new consulting projects in the US, partially offset by near completion of version upgrades for existing customers in Canada. SaaS revenues for the nine months ended September 30, 2011 were $258,152 higher than for the nine months ended September 30, 2010, a 125.8% increase.  This increase is due to converting existing customers to our SaaS offering and incremental revenue of $63,051 related to SnAPPnet, Inc. in 2011.  SnAPPnet, Inc. revenue represented 19.6% of our SaaS revenue for the nine months ended September 30, 2011. There was a $21,484 decrease in other revenue for the nine months ended September 30, 2011 compared to the same period of 2010.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $474,165 for the three months ended September 30, 2011, compared to $400,683 for the three months ended September 30, 2010.  The increase in cost of revenues of $73,482 represents a 18.3% increase.  The increase in direct cost of revenues was primarily due to recording a royalty expense for 2009, 2010 and 2011 in the third quarter of this year. During the three months ended September 30, 2011 and 2010, $82,770 and $43,511 of internal costs were capitalized, respectively.

For the nine months ended September 30, 2011, direct costs of revenues were $1,237,806 compared to $1,155,862 for the same period in 2010 representing an increase of $81,944 or 7.1%.  The increase in direct cost of revenues was primarily due to recording a royalty expense for 2009, 2010 and 2011 in the third quarter of this year.  During the nine months ended September 30, 2011 and 2010, $228,154 and $107,435 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $1,067,906 and $1,067,952 in the three months ended September 30, 2011 and 2010, respectively.  We had higher salaries and consulting fees due to incremental expenses related to PTS and SnAPPnet, Inc. offset by decreased consulting services, travel and more capitalized software development costs for products in development. Of the SG&A expenses for the three months ended September 30, 2011 $102,000  represented business development expenses for various initiatives being undertaken through VHS, PTS and SnAPPnet, Inc.

For the nine months ended September 30, 2011 we had selling, general and administrative expenses of $3,138,963 compared to $3,109,313 for the nine months ended September 30, 2010.   The $29,650 increase was due to higher salaries, benefits and consulting fees due to incremental expenses related to PTS and SnAPPnet, Inc., higher legal and professional fees due to patent applications, partially offset by decreased consulting services, travel and more capitalized software development costs for products in development. Of the SG&A expenses for the nine months ended September 30, 2011, $528,000 represented business development expenses for initiatives being undertaken through VCSY, VHS, PTS and SnAPPnet, Inc.

Depreciation and Amortization. We had depreciation and amortization expense of $16,616 and $7,231 for the three months ended September 30, 2011 and 2010, respectively. The increase of $9,385 or 130% primarily relates to amortization of intangible assets acquired in the 2010 SnAPPnet, Inc. acquisition.

For the nine months ended September 30, 2011 we had $49,813 of depreciation and amortization compared to $21,327 for the nine months ended September 30, 2010. The $28,486 or 134% increase primarily relates to amortization of intangible assets acquired in the 2010 SnAPPnet, Inc. acquisition.

Gain on Settlement of Trade Payables.  For the three months ended September 30, 2011, we had no gain on settlement of trade payables.  In August 2010, we performed a review of open accounts payable for EnFacet, Inc., a non-operating wholly owned subsidiary of the Company, and determined that these payables no longer represented a true liability to the Company and wrote them off.

For the nine months ended September 30, 2011, we had no gain on settlement of trade payables.For the nine months ended September 30, 2010, we had gains on settlement of trade payables of $22,438 for the reasons discussed above for the three month period.

Gain on Derivative Liability.  The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The gain on derivative liability was $5,895 for the three months ended September 30, 2011 compared to a gain of $8,970 for the same period in 2010.  For the nine months ended September 30, 2011, there was a gain of $5,895 compared to a gain of $85,534 for September 30, 2010. The 2010 gain of $85,534 was primarily related to derivative liabilities eliminated during the third quarter of 2010.

Interest Expense, net.  We had net interest expense of $162,720 and $131,573 for the three months ended September 30, 2011 and 2010, respectively.  Interest expense increased by $31,146 or 23.7% compared to the same expense in the three months ended September 30, 2010.  This increase was primarily due to the amortization of a debt discount for 2011 on debt acquired in the second quarter of 2010 and additional default interest for 2011.

For the nine months ended September 30, 2011, we had net interest expense of $455,347 compared to $356,752  for the same period in 2010, representing a $98,585 or 27.6% increase for the period.  The increase was primarily due to amortization of a debt discount for 2011 on debt acquired in the second quarter of 2010 and additional default interest for 2011.

Net Income (Loss).  We incurred a net loss of $242,786 for the three months ended September 30, 2011 and net income of $880 for the three months ended September 30, 2010.  The net loss for the three months ended September 30, 2011 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $117,223. The operating loss was increased by interest expense and slightly reduced by the gain on derivative liability. The net income for the three months ended September 30, 2010 was due to operating income of $87,325 increased by a gain on derivative liability and decreased by interest expense.

We incurred a net loss of $215,681 for the nine months ended September 30, 2011 and $119,459 for the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2011 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating income of $162,302. Operating income was reduced by interest expense and slightly increased by the gain on derivative liability. The net loss for the nine months ended September 30, 2010 was due to operating income $81,449, increased by a gain on derivative liability and decreased by interest expense.

Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000  for both the three months ended September 30, 2011 and 2010 and $441,000  for both the nine months ended September 30, 2011 and 2010.

Net Loss Available to Common Stockholders.  We had a net loss attributed to common stockholders of $389,786 and $146,120 for the three months ended September 30, 2011 and 2010, respectively.  Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss available to common stockholders of $656,681 and $560,459  for the nine months ended September 30, 2011 and 2010, respectively.  Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 for the three and nine month periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

At September 30, 2011, we had non-restricted cash-on-hand of $124,738 compared to $272,970 at December 31, 2010 and $13,676 at September 30, 2010.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $54,636 compared to net cash used in operating activities of $23,686 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we collected cash from our customers of $4,699,370 and other miscellaneous receipts of $74,441.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,985,401, attorney fees of $62,542, professional fees and consulting fees of $419,225, interest expense of $166,896, taxes (sales tax and VAT) of $317,309, and trade payables of $767,802.  For the nine months ended September 30, 2010, we collected cash from our customers of $4,578,424.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,932,919, attorney fees of $74,762, professional fees and fees to consultants of $552,588, interest expense of $154,000, taxes (sales tax and VAT) of $326,601, and trade payables of $586,867.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  Deferred revenue decreased $311,505 or 12.1% from the balance at December 31, 2010.  The decrease is due to a higher number of customers on calendar year maintenance agreements which results in an increase in deferred revenue in December.

Our accounts receivable trade decreased from $565,367 at December 31, 2010 to $207,757 (net of allowance for doubtful accounts) at September 30, 2011.  The decrease is a result of seasonal fluctuations in the timing of billings for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $6,774,923 at December 31, 2010 to $6,624,314 at September 30, 2011.  As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable.  The resulting balance at September 30, 2011 is over 30 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2011 and September 30, 2010 of $255,571 and $120,715 (of which $228,154 and $107,435 were for self-developed software),  respectively.  Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and employees. Software development relates to the development of new products.

For the nine months ended September 30, 2011, we paid $27,901 of principal on notes payable and notes payable to related parties and had $58,000 of new debt funding in the same period.  For the nine months ended September 30, 2010, we paid $195,295 of principal on notes payable.

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
	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2011	2011	2012	2013	2014	2015+
Notes payable	$3,820,040	$3,820,040	$-	$-	$-	$-
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	366,575	25,046	99,862	93,269	93,330	29,852
Total	$4,216,615	$3,875,086	$99,862	$93,269	$93,330	$29,852

Following is the status of notes payable:

	September 30, 2011	December 31, 2010

Default or non-performing	$3,801,197	$3,299,543
Current	18,843	99,865

Total Notes Payable	$3,820,040	$3,399,408

At September 30, 2011, we had a working capital deficit of approximately $12.4 million and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives.

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

Related Party Transactions

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of  a 16 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty.  During the term, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and a related party agreed to cancel $364,679 of outstanding debt owed to the related party and in consideration of such cancellation the Company issued two notes with principal of $274,679 and $90,000, respectively, each bearing interest at 8%. The payment terms for the notes are as follows: (a) aggregate principal payments in the amount of $25,000 due on December 20, 2011, to be allocated between the notes, (b) interest only payments beginning July 31, 2011 through January 31, 2012 and (c) monthly payments of interest plus monthly principal payments of $5,000 to be allocated between the notes beginning January 31, 2012 until the notes are fully paid.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas.  On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motions to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district.  On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas, which was denied on August 17, 2011.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS is seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  The amounts in dispute are included in our accounts payable and accrued liabilities pending the outcome of this litigation. On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  Discovery is ongoing.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2011	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Document	Provided herewith

101.PR*	XBRL Taxonomy Extension Presentation Document	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Document	Provided herewith

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 14, 2011	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

November 14, 2011	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer