Form 10-K
period 2011-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2012-04-02
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2011

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

Issuer’s revenues for fiscal year ended December 31, 2011: $6,272,918

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011: $20,746,143.

As of March 30, 2012, the issuer had 999,135,151 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Background

Vertical Computer Systems, Inc. (“Vertical”, “VCSY”, the “Company”, the “Registrant”, “we”, “our”, or “us”) was incorporated in the State of Delaware in March 1992. We operated as a non-reporting public shell company until October 1999, at which time we acquired all the outstanding capital stock of Externet World, Inc., an Internet service provider and became an operating entity. In April 2000, we acquired 100% of the outstanding common stock of Scientific Fuel Technology, Inc. (“SFT”), a company with no operations. Also in April 2000, we merged SFT into our company, as a consequence of which the outstanding shares of SFT were cancelled, Vertical became the surviving entity, and we assumed SFT’s reporting obligations pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We presently market several software products, including the following: HRMS emPath™ 6.5 (“emPath™”) by our subsidiary, NOW Solutions, Inc. (“NOW Solutions”), a physician credentialing solution known as “SnAPPnet”™ and a time and attendance software known as PTS™ (“PTS”™) by our subsidiary Priority Time Systems, Inc. (“Priority Time”). In addition, we are upgrading a point-of-sale software solution known as “PASS”™, a content management system called SiteFlash™ (“SiteFlash”™) and an FLSA (Fair Labor Standards Act) payroll software based upon emPath™ geared to meeting requirements for city and county fire, sheriff and police departments, which will be distributed by our subsidiary Taladin, Inc. (“Taladin”). For a description of these products, please see the section entitled “Software Services” under “Business Overview”.

Business Overview

We are a multi-national provider of Internet core technologies, application software, and software services through our distribution network with operations or sales in the United States, Canada and Brazil. Our primary Internet core technologies include SiteFlash™, Emily™ XML Enabler Agent, Emily™ XML Broker, which can be an alternative to Web services, and the Emily™ XML Scripting Language, which can be used to build Web services. Our fiber optic patent (for transmission of images over a single filament of fiber optic cable (No. 6718103) is in OptVision Research, Inc. (“OptVision Research”).

Our main application software, emPath™, which is designed to handle complex Payroll and Human Resources challenges, is marketed by NOW Solutions. NOW Solutions, our wholly owned subsidiary, is selling emPath™ in the United States and Canadian markets both as a software solution as well as a Software-as-a-Service (“SaaS”) offering, also known as cloud-based (“cloud-based”) offering. For a description of our new delivery model for emPath™, please see the section entitled “Software Services” under “Business Overview”.

Our newly released time and attendance software, PTS™, was designed with the flexibility to meet the needs of a simple small business requirements as well as the most complex union-intensive clients through a rule-based time policy system coupled with a dashboardlet™ feature for presentations of information supporting numerous databases including Oracle, DB2 and SQL. PTS™ will be marketed as a best-of-breed solution as well as an integrated suite with emPath™ by our subsidiary NOW Solutions. The initial marketing effort will focus on the United States and Brazil markets.

We have other application software in various stages of development which will be marketed through our subsidiaries including Priority Time, Vertical Healthcare Solutions, Inc. (“VHS”), Taladin, SnAPPnet, Inc, and Government Internet Systems Inc. (“GIS”). We are actively pursuing the licensing of our intellectual properties, including our System and Method for Generating Web sites in an Arbitrary Framework (see “Legal Proceedings” in Item 3).

In 2009, we acquired rights from Emerald Software Group (“Emerald”) to market its AllegroHR onboarding and offboarding software solutions as well as staff service requests and personnel action notices applications, including the right to market these products as a private label offering.

In 2010, our wholly owned subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all of the assets of Pelican Applications, LLC (“Pelican”), including a software application product known as SnAPPnet™ which is currently used for physician credentialing, as well as Pelican’s entire customer base.

In January 2011, we entered into a license agreement for a web server software with the intent to modify and use it as a basis to create a product.

Our continuous effort to develop our emPath™ product and its cloud-based offering platform has allowed us to finalize and launch our new module-based initiative whereby certain payroll/human resource modules can be marketed independently from emPath™ or bundled as a comprehensive solution. A key objective of the module development initiative is to enable new modules to be sold to a smaller customer base (25 to 500 employee companies) in a simple standardized version. This version will have full functionality and all the benefits of a total enterprise solution, while maintaining scalability in order to meet the needs of and to compete for the largest corporate customers and government entities, which often have complex payroll rules.

We attempt to acquire marketing or licensing rights for products which, in our belief, are best-of-breed, are profitable or on the path to profitability, are complementary to our other software offerings, and provide cross-product distribution channels. Our business model combines complementary and integrated software products, internet core technologies, and a multinational distribution system of partners, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross-promotion.

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/ LICENSOR	LICENSEE
Human Resources and Payroll	emPath™	NOW Solutions	VHS (a), Taladin (b)
Pharmacies and medical practices	SiteFlash™	Vertical	VHS(a)
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Pharmacies and medical practices	PASS™	Vertical	VHS(a)
Software development units	Emily™	Vertical	VHS(a)
Human Resources and Payroll	AllegroHR	Emerald Software Group	NOW Solutions
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (c)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a) , NOW Solutions (c)

(a)	Physician market
(b)	Government market
(c)	Clients of NOW Solutions

Application Software

Our primary application software is emPath™, a human resources/payroll software, which is developed, marketed and maintained by our wholly-owned subsidiary, NOW Solutions. This software is Web-based, meaning that it can be accessed on the Internet, and is currently being offered as a cloud-based offering or as a software license.

In 2010, we completed the workflow engine for emPath™ and continued improvements for its cloud-based offering. We also implemented our new strategy of developing certain HR/payroll related modules that can be sold separately from emPath™ or bundled with emPath™ as a comprehensive solution. These new features, when coupled with experience gained with the product by the Brazil-based development staff (over the past six years), have substantially facilitated faster product development. In addition, we have significantly improved the scalability of emPath™ to meet the needs of small businesses (“emPath™ for Small Business”) as well as very large enterprise clients. We are also continuing to upgrade emPath™ for our cloud-based offering utilizing emPath™’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll providers in their local markets. As a result of our initial sales to complex payroll customers, we realized the need for a “tailored cloud-based” offering which could provide these types of customers the cost benefits of a cloud-based offering while meeting their complex requirements.

In the summer of 2010, we elected to utilize a new development platform (“Platform”) for the development of PTS™ and created “dashboardletsTM” (a proprietary tool for business intelligence) allowing the scalability to meet large and/or complex customer requirements. We are currently marketing PTS™ through Priority Time as a separate product, as well as offering it as a bundled solution with NOW Solutions’ emPath™, which we are marketing to emPath™’s existing customer base.

We are marketing our SnAPPnet™ application directly to hospitals and to NOW Solutions’ existing customer base as well as through VHS to physicians in the United States. We are also in the process of developing a registered nurse module of SnAPPnet™, which we will market to NOW Solutions’ existing healthcare customers in the United States. In addition, we are adding some key new features to the software application as well as doing a design review to meet other potential markets for credentialing and markets in need of automated fillable forms.

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

Our primary core internet technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate Websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex Web pages, permitting these components to be named, organized, filed and eventually redeployed onto the Web pages of a Website. Once all of the components of a Web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content includes text, pictures or multimedia. Form includes graphics and Website colors, layout and design. Function includes the activities performed by or actions executed on the Website. In this way, each element of a Website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex Websites. This separation of form, function, and content also allows for the rapid creation of affiliated Websites. This unique ability is patented (U.S. Patent number 6,826,744 and continuation patent U.S. Patent No. 7,716,629) and has many applications in the Web arena. SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. SiteFlash™’s additional key features are its affiliation/syndication capability, its multi-lingual capability and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability).

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

We have converted our SiteFlash™ product to offer it in a cloud-based configuration. We intend to concentrate our initial marketing efforts in the affiliate, government and publishing markets as well as utilizing SiteFlash™ for internal development projects.

The second core Internet technology we have developed is the patent-pending Emily™ XML scripting language, a Markup Language Executive (MLE), which is Java compatible. XML is a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere. The Emily™ Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion™ or Microsoft FrontPage™. The primary component of the Emily™ Framework is the Emily XML scripting language, a programming language that runs on Windows™, Linux and several UNIX platforms. The Emily™ Framework is used to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web.

The third core Internet technology we have developed is the combination of three components: the Emily™ XML Broker, the Emily™ XML Agent and the Emily™ XML Portal. This technology allows a disparate and distributed database to be viewed and updated as if it was a single large database. This unique ability is patented (U.S. Patent number 7,076,521). This technology has been featured as an alternative to Web Services in the 4th Edition of the XML Handbook, by Dr. Charles Goldfarb, considered the father of XML and inventor of all markup languages. We are, at this time, upgrading the technology.

The fourth core Internet technology is a seventeen year-old web server software that was licensed to the Company. The technology was acquired with the intent to modify and use it as a basis to create a new product.

Software Services

In addition to its standard emPath™ offering, NOW Solutions has been providing a new delivery model: software-as-a-service, or simply “cloud-based”. Cloud-based is a software application delivery model where a software company both develops and operates/hosts the application for use by its customers over the Internet. It is a low-cost way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs of deploying the software in-house. The term "cloud-based" has become the industry adopted reference term, generally replacing earlier terms like "On-Demand" and "ASP" (Application Service Provider). After completing the testing of its emPath™ cloud-based model to ensure a robust and competitive solution, NOW Solutions has sold that offering to existing and new clients. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding our current market of mid to large sized customers but also to increase our market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution. As an expanded product, NOW Solutions has created a “Tailored cloud-based” offering to meet the needs of large complex customers who have specialized requirements.

Other NOW Solutions’ software services include maintenance, custom maintenance, professional services and managed services offerings.

SnAPPnet™ and PTS™ will both be cloud-based offerings along with professional and managed services.

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Taladin, OptVision Research, VHS, Priority Time, SnAPPnet, Inc., GIS, Vertical Internet Solutions, Inc. (“VIS”), EnFacet, Inc. (“EnFacet”), Globalfare.com, Inc. (“Globalfare”), Pointmail.com, Inc. (“Pointmail”), and minority and other limited interests, joint ventures, and strategic partnerships. Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a wholly-owned subsidiary of the Company. NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions. NOW Solutions has clients in the United States and Canada ranging from private businesses to government agencies, who typically employ 200 or more employees. NOW Solutions currently markets emPath™, which handles complex human resources and payroll situations where the clients may have employees from different unions, multiple locations in different states (U.S.) and provinces (Canada), and intricate compensation structures. We believe that the competitive advantage of emPath™ is its speed of implementation through a formula-builder technology, which allows quick customization of payroll rules and calculations without any programming. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user friendly, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese and Chinese) and flexible software solution, without the multi-million dollar implementation and support budgets of the major competitors.

NOW Solutions has converted some of its existing customers to its cloud-based model and is in the process of developing methods to introduce its cloud-based offering through distributors in the United States. During the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we are labeling “tailored cloud-based”, which can fulfill our customers unique requirements while giving them the benefits of a cloud-based offering.

Additionally, NOW Solutions has embarked on a new strategy of developing and licensing HR products complementary to its existing suite of products and that can be sold separately or integrated with emPath™, which is greatly facilitated by emPath™’s Web Services integration. The first products which are part of this initiative consist of “onboarding” and “offboarding” software applications, which were obtained through NOW Solutions’ agreement with Emerald and resulted in an immediate sale to one of its existing customers. The second product is PTS™ which was officially presented at NOW Solutions’ user conference in November 2011.

In 2010, NOW Solutions Canada entered into a reseller and marketing agreement with Kronos Canadian Systems, Inc. (“Kronos Canadian”). Under the terms of the agreement, Kronos Canadian selected emPath™ as its exclusive HRMS and Payroll solution for use in Canada. NOW Solutions’ emPath™ application was to be rebranded and marketed to Kronos Canadian’s customers as “Kronos HR Payroll Powered by emPath™”. NOW Solutions and Kronos Canadian look to continue their business relationship and in that regard are in discussions to enter into a Referral Agreement to replace the earlier reseller agreement, to simplify the arrangement between the parties. NOW Solutions Canada will continue to directly market its product in Canada.

The revenue model of NOW Solutions is based upon five components: licensing fees, cloud-based fees, professional consulting services, managed services and renewable maintenance fees. Under the cloud-based delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2011, NOW Solutions had approximately $546,101 of total assets, revenues of approximately $6,136,843 and net income of approximately $1,207,576.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company. In November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath™ for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties. Taladin has developed a module for emPath™ to meet federal payroll guidelines for law enforcement and fire departments but the finalization of the module was put on hold while final testing was performed and the underlying emPath™ cloud-based platform was finalized, coupled with emPath™’s integration with PTS™.

For the 12 months ended December 31, 2011, Taladin had no material assets, no revenues and a net loss of approximately $11,007.

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

For the 12 months ended December 31, 2011, OptVision had no material assets, no revenues and a net loss of approximately $1,025.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. In May 2008, Robert Farias assigned Point-of-Sale software (“PASS” ™) technology to the Company. In addition, VHS and Mr. Farias entered into a distributor agreement for PASS™ whereby Mr. Farias would market PASS™ to his existing clients. In October 2008, VHS entered into a consulting agreement with Farias-Jett (a sole proprietorship of Mr. Farias), and an employment agreement with Mr. Farias. Significant upgrades have been completed on the PASS™ software and VHS has some pharmacies beta testing this product. PASS™ is being adapted to meet the needs for physicians for a secondary market. On December 17, 2009, Sigis (the “Special Interest Group for IIAS Standards”) certified that PASS™ met the requirements by the IRS for IIAS COMPLIANT POINT OF SALE SYSTEM. In 2010, VCSY licensed its various products and technology to VHS for the physician market. Marketing and sales were put on hold in 2011 until PTS™ and SnAPPnet ™ developments were completed.

For the 12 months ended December 31, 2011, VHS had no material assets, no material revenues, and a net loss of approximately $123,247.

Priority Time Systems, Inc.

Priority Time is a Nevada corporation. On June 15, 2009, we purchased 90% of the common stock of Priority Time from a shareholder of Priority Time. In addition, we also entered into a shareholder agreement with the selling shareholder of Priority Time whereby we have the option to purchase the remaining 10% of the common shares of Priority Time stock at any time after 3 years from the date of our purchase of the 90% block. The shareholder agreement also provides for the licensing terms of Priority Time products to our other subsidiaries.

Priority Time has been developing PTS™, a time and attendance product that we offer both as a standalone product and as an integrated product with emPath™. In late spring 2010, we elected to stop development and switch to a new Platform allowing us to create a new product utilizing a rule based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets. The product was officially presented at NOW Solutions’ user conference in November 2011.

For the 12 months ended December 31, 2011, Priority Time had assets of approximately $585,452, no material revenues and a net loss of approximately $257,654.

SnAPPnet, Inc.

SnAPPnet, Inc., a Texas corporation, is a wholly-owned subsidiary of the Company. On May 21, 2010, SnAPPnet, Inc. purchased substantially all the assets of Pelican Applications, LLC (“Pelican”) in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration. The assets acquired included a software application product known as SnAPPnet™ which is currently used for physician credentialing, as well as Pelican’s entire customer base. We intend to utilize the SnAPPnet™ software to expand its offering to physicians, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who may need a credentialing product for nurses.

In 2011, we upgraded the product, commenced adding some key new features and solidified its customer base. A redesign is underway to create the flexibility to meet the requirements of automated full fillable forms for NOW Solutions’ customer based HR departments as well as traditional credentialing needs.

For the 12 months ended December 31, 2011, SnAPPnet, Inc. had assets of approximately $152,457, revenues of approximately $136,076 and net loss of approximately $59,043.

Government Internet Systems, Inc.

Our 84.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily™ Solutions, Inc. Vertical licensed ResponseFlash™ to GIS, in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. GIS seeks to enter into agreements to distribute other non-Company products particularly in the Homeland Security sector. We are in the process of reviewing the marketing objectives and products for GIS.

For the 12 months ended December 31, 2011, GIS had no assets, no material revenue and net loss of approximately $970.

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2011, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is currently inactive and we have no plans regarding this subsidiary.

For the 12 months ended December 31, 2011, EnFacet had no material assets, no revenues and a net loss of $1,334.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is currently inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2011, Globalfare had no assets, no revenues and a net loss of $99.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is currently inactive and we currently have no plans regarding this subsidiary or its technology.

For the 12 months ended December 31, 2011, Pointmail had no assets, no revenues and no expenses.

Minority Interests and Royalty Interests

iNet Purchasing, Inc.

In April 2000, we acquired a 2.5% minority interest in iNet and became entitled to a royalty on all iNet transactions for up to 40 years. iNet is a developer of Internet-based procurement services targeted at the specific needs of public sector purchasing in the state and local government arena through PublicBuy.net. In November 2001, we entered into a license agreement with iNet, pursuant to which the Emily™ software and technology were licensed for use in connection with iNet’s e-procurement system in Texas, Maine, and Idaho in exchange for a 20% commission on subscription fees. In April 2005, iNet Purchasing was acquired by SicommNet. We are in the process of enforcing our rights as a consequence of such acquisition.

As of December 31, 2011, all of the iNet investments and advances paid for royalties were fully reserved. There have been no revenues or expenses in relation to the investments for the twelve months ended December 31, 2011.

Strategic Alliances and Software Distributors

Farias-Jett.  In August 2008, NOW Solutions entered into a hosted service provider agreement with Farias-Jett for emPath™. In July 2011, this agreement was cancelled and replaced with a license and service provider agreement.

Emerald Software Group. In February 2009, NOW Solutions entered into an agreement with Emerald to market its AllegroHR products in conjunction with NOW Solutions’ emPath™ Payroll/HRMS software solution and to sell it separately. AllegroHR consists of onboarding and offboarding software solutions as well as staff service request and personnel action notices applications. NOW Solutions can distribute AllegroHR under a private label version. This relationship is in the process of being renegotiated.

Competition

We have substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security.

In the realm of application software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg /Hewitt, Kronos, DLGL, Ultimate and SAP. Our competitors for cloud-based emPath™ include ADP, Ceridian, Ultimate Software and Quicken. However, while NOW Solutions competes with these companies, its payroll product is utilized in conjunction with many of these companies’ other modules.

Priority Time’s competitors include Kronos, NOVAtime Technology, ADI Time which was recently acquired by Asure Software, Galaxy Technologies which was acquired by Insperity (formerly known as Administaff), and Qqest Software Systems.

SnAPPnet competes with several small and mid-sized competitors in the healthcare credentialing business sector. SnAPPnet’s competitors include EchoApps (Heathline Systems), Win/Staff PRO-FILE (Win/Staff), Medkinetics Pro (Medkinetics), IntelliAppsSE (Intellisoft Group, Inc.), OneAPP (Sy.Med) and CACTUS Software.

Our primary competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. However, we have a number of large complex clients including cities and counties in the United States that have been users of our Payroll/HRMS software for many years (10 -25 years) and are highly referenceable. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material and adverse effect on our financial position, results of operations and cash flows.

Our ability to compete will also depend upon our ability to continually improve our products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.
2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.
3.	emPath™’s inherent strengths include its formula builder, the use of one single data base, and a strong, highly identifiable customer base it can reference.
4.	emPath™ is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.
5.	Our new development platform, including the dashboardlet™ feature, will provide a consistent business intelligence tool across our products’ line.

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

The key components of our strategy are:

1.	A strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath™ and its predecessor product for over 25 years for their payroll and human resource needs.
2.	A portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.
3.	Development of compatible partners and acquisition or licensing of products that complement our existing offerings.
4.	The unique ability to market our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of the specifications for their own market.
5.	The utilization of our patented technology and other application software in solutions for our core application software.

The software development leg of our strategy is twofold. The first lies in continuing to develop the ability to compete with the large ERP providers like SAP and Oracle in providing complex best-of-breed alternative offerings that are more cost effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as a cloud-based offering that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to federal and state government programs for cost savings.

One key to the success of our strategies is to leverage our core capabilities, by entering into co-marketing agreements with other companies, particularly those with best-of-breed products that complement our business units. Our objective is to enter into distinct co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particular target market. To supplement this approach, our business units will enter into agreements with each other where the opportunity exists to cross-promote and market their respective products. We are also identifying complementary products from third parties which we can private label and sell with our existing products or sell separately.

Proprietary Rights

We rely upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our proprietary rights in our products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through agreements with employees and consultants.  NOW Solutions’ emPath™ software technology as well as PTS™, SnAPPnet™, PASS™ are protected by copyright and trademark.

The USPTO granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.

The USPTO granted us a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. On May 11, 2010, we were granted a continuation patent (U.S. Patent No. 7,716,629) of U.S. Patent No. 6,826,744 by the USPTO.  All pending new claims were granted in the continuation patent, which has increased the scope of the original patent by adding 32 new claims to the original 53 claims.  Together, these patents are the foundation of our SiteFlash™ platform, and form the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the Emily™ XML Enabler Agent and the Emily™ XML Broker.

We have filed for a patent related to the Emily™ XML scripting language. This patent application was published in February 2003 and is still pending.

In 2010, we filed an application for a patent titled “System and Method for running a Web Server on a Mobile Internet Device”.

In 2011, we filed two provisional applications for patents relating to our patent application filed in 2010.

Although we intend to protect our rights as described above, there can be no assurance that these measures will be successful.  Policing unauthorized use of our products and services is difficult and the steps taken may not prevent the misappropriation of our technology and intellectual property rights.  In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.  We seek to protect the source code of some of our products as trade secrets and as unpublished copyright works.  Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code.  We believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties.  There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or content of services or products or, if so asserted that any such claims will not result in litigation or require us to enter into royalty arrangements. Our Company is in two lawsuits involving our patents (see “Legal Proceedings” in Item 3)

Regulatory Environment; Public Policy

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

Employees

As of March 30, 2012, we had 26 full-time and 3 part-time employees (21 are employed in the United States and 8 in Canada), and 8 consultants (7 in Brazil). We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future

We had a net loss of $167,588 and $245,164 for the years ended December 31, 2011 and 2010, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2011 and 2010. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations

The accompanying consolidated financial statements for the 12 months ended December 31, 2011 and 2010 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Negative shareholders’ equity at December 31, 2011 was $21.5 million. Additionally, at December 31, 2011, we had negative working capital of approximately $9.7 million (although it includes deferred revenue of approximately $2.5 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay for the Expenses of Our Operations

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily™ technology products through licensing and development of viable products, other products for which we have marketing rights, as well as increased revenues from NOW Solutions products and the successful launch of our new solutions by our subsidiaries (such as emPath™ for Small Business, PASS™, SnAPPnet™ , and PTS™), none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2011 Were Not Sufficient to Satisfy Our Current Liabilities on That Date

We had a working capital deficit of approximately $9.7 million at December 31, 2011, which means that our current liabilities exceeded our current assets by approximately $9.7 million (although it includes deferred revenue of approximately $2.5 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2011 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily™ technology;
•	the demand for NOW Solutions’ emPath™ product;
•	the demand for VHS’ PASS™ product;
•	the demand for our PTS™ product;
•	the demand for our SnAPPnet™ product;
•	introduction of new products and services by us and our competitors;
•	costs incurred with respect to acquisitions;
•	price competition or pricing changes in the industry;
•	technical difficulties or system failures;
•	general economic conditions and economic conditions specific to the Internet and Internet media; and
•	the licensing of our intellectual property.

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

Keeping Pace with Industry Changes.

We must enhance and expand our product offerings to reflect industry trends, new technologies and new operating environments as they become increasingly important to customer deployments. We must continue to expand our business models beyond traditional software licensing and subscription models, including, by way of example, use of cloud based offering as an increasingly important method and business model for the delivery of applications. We must also continuously work to ensure that our products meet changing industry certifications and standards. Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial results.

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

Security and Privacy Breaches Could Adversely Impact Our Business

For services such as our cloud based offerings, we may electronically store personal information about our clients and their employees.  We take security measures to protect against the unauthorized access and disclosure of such information.  However, there is no guarantee the precautions we take will be successful in protecting against all security breaches that may result in unauthorized access to such information.  If our security measures are breached or if our services are subject to attacks that degrade or deny the ability of our clients to access our services, we may incur significant financial, legal, and regulatory exposure.

Privacy Concerns Could Result in Changes of Regulations or Laws That Affect Our Business.

Personal privacy is a significant issue in the United States as well as in other countries where our customers operate. Consequently, we are subject to regulations concerning the use of personal information we collect. Changes to regulations or laws affecting privacy that apply to our business could impose additional costs and potential liability on us and could also limit our use and disclosure of such information.  If we are required to change our business activities or revise or eliminate services, our business could be adversely affected.

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

Our Success Depends On Our Ability to Protect Our Proprietary Technology

Our success is dependent, in part, upon our ability to protect and leverage the value of our original SiteFlash™ and Emily™ technology products and Internet content, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

Item 2.   Properties

The Company and NOW Solutions’ headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprise approximately 2,576 square feet. NOW Solutions has other offices at 6707 Brentwood Stair Rd., Suite 226, Fort Worth, Texas 76112, which comprises 1,703 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, Rio de Janeiro, Brazil, which comprises 1,200 square feet. In addition, Priority Time has offices at 2815 Pebble Road, Suite 501, Las Vegas, NV 89123, which comprises 2,248 square feet. All of these locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them. Our other subsidiaries may be reached through our Richardson, Texas headquarters.

Item 3.   Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. During 2011, the Company made payments of $28,140 toward the outstanding balance of the judgment amount leaving a balance of $5,066 at December 31, 2011.

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action”) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved. All agreements with InfiniTek have been cancelled. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed. InfiniTek claimed it was owed $195,000 plus lost opportunity costs of not less than $220,000.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit (the “California Action”). This lawsuit related to one of the causes of action and the same set of underlying facts, as those in the Texas legal action. On May 7, 2010, we filed a motion to dismiss this action. On July 14, 2010, the court denied our motion. On August 13, 2010, we filed an answer to InfiniTek’s complaint, including a denial and affirmative defenses.

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics_ NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011.

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) (collectively the “the Patents-in-Suit”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., No. 2:10-CV-00490.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas. On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motion to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district. On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas, which was denied on August 17, 2011.

On December 30, 2011, the United States District Court for the Northern District of California issued a claims construction order concerning the terms found in the claims of the Patents-in-Suit.

On March 8, 2012, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion to stay all judicial proceedings pending the outcome of an ex parte reexamination of the Patents-in-Suit by the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, payable in monthly installments of $5,000 through June 2012 and $10,000 monthly installments thereafter until the outstanding balance has been paid. The Company will be obligated to pay CCS an additional $60,000 in the event it does not make timely payment within 5 days of notice from CCS.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2011	$0.0214	$0.0155
Quarter Ended September 30, 2011	$0.0250	$0.0173
Quarter Ended June 30, 2011	$0.0290	$0.0222
Quarter Ended March 31, 2011	$0.0310	$0.0245

Quarter Ended December 31, 2010	$0.0327	$0.0190
Quarter Ended September 30, 2010	$0.0330	$0.0230
Quarter Ended June 30, 2010	$0.0390	$0.0260
Quarter Ended March 31, 2010	$0.0330	$0.0210

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of March 27, 2012, there were 1,842 holders of record of our VCSY common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options (2)	-	-	-
Warrants	-	-	-
Unvested Restricted Stock Awards (3)	400,000	$0.031	-
Total	400,000	$0.031	-

(1)	We do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.
(2)	Our Stock Option Plan expired on December 15, 2009.
(3)	Of the 600,000 shares of restricted VCSY common stock that were issued in connection with an individual restricted stock agreement executed in 2010 with an employee of the Company and NOW Solutions, 200,000 shares had vested at December 31, 2011. No additional shares have vested through March 30, 2012.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2011 and 2010. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2011 or 2010, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unregistered Sales of Securities

During the last two years, we issued the following unregistered securities:

In January 2010, the Company and MRC amended the Indemnity and Reimbursement Agreement whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares of VCSY common stock pledged in November 2009 as collateral in connection with a $150,000 note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS (a wholly-owned subsidiary of the Company) to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of VCSY common stock. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2010, the Company further amended the Indemnity and Reimbursement Agreement with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of VCSY common stock to MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of VCSY common stock.

On May 21, 2010, VHS issued 100,000 shares of its Series B Convertible Preferred Stock to members of Pelican Applications, LLC (“Pelican”), a California limited liability company, in connection with the purchase of the business and substantially all the assets of Pelican. For more details about the purchase of Pelican, please refer to “SnAPPnet™” in Note 3 of the Notes to the Consolidated Financial Statements.

On June 1, 2010, VHS issued 50,000 shares of Series B Convertible Preferred Stock to a consultant to serve as its Chief Operating Officer in consideration for services rendered on behalf of VHS and SnAPPnet, Inc. In October 2011, these shares were cancelled pursuant to an agreement with the consultant, provided that if certain payments for past services were not timely made, VHS would be obligated to issue new shares in the same amount.

During the year ended December 31, 2010, 100,000 unregistered shares of VCSY common stock were forfeited pursuant to a restricted stock agreement between the Company and an employee. These shares were not vested at the date of forfeiture.

During year ended December 31, 2010, we cancelled 1,500,000 shares of VCSY common stock that had been reserved but not delivered to a third party lender in connection with a loan in 2003 that was not fully funded.

During the year ended December 31, 2010, 583,333 shares of VCSY common stock, valued at $10,383, became vested.

During year ended December 31, 2010, we issued 600,000 shares of VCSY common stock to an employee of the Company pursuant to a restricted stock agreement, under which the shares vest in equal installments over a three year period.

During the year ended December 31, 2011, 200,000 shares of VCSY common stock issued to an employee of the Company and NOW Solutions, valued at $6,200, vested. The $6,200 vested portion is recorded as an accrued liability as of December 31, 2011.

During year ended December 31, 2011, no shares of VCSY common stock were issued.

During year ended December 31, 2011, no shares of VCSY common stock were cancelled.

In March 2012, the Company granted 1,200,000 unregistered shares of VCSY common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2011, $295,919 of internal costs were capitalized. During the year ended December 31, 2010, $159,629 of internal costs were capitalized.

Revenue Recognition

Our revenue recognition policies are in accordance with standards on software revenue recognition, which include guidance on revenue arrangements with multiple deliverables and arrangements that include the right to use of software stored on another entity’s hardware.

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

Cloud-based offering. We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as cloud-based. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using cloud-based software can enter into an agreement to purchase a software license at any time. We generate revenue from cloud-based offering as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with the cloud-based offering. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers utilizing their own computer to access cloud-based functionality are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon rate per employee. The revenue is recognized as the cloud-based services are rendered each month.

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of share-based payments, which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares issued and the quoted price of our common stock. See Note 10 of the Consolidated Financial Statements for a further discussion of stock-based compensation.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives is determined by using the Company’s quoted stock price. An embedded derivative is a derivative instrument that is embedded within another contract, which under a convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance on derivative instruments, embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s consolidated financial statements.

Results of Operations

Year ended December 31, 2011 Compared To Year Ended December 31, 2010

Total Revenues. We had total revenues of $6,272,918 and $5,907,899 for the years ended December 31, 2011 and 2010, respectively. The increase in total revenue was $365,019 for the year ended December 31, 2011, representing a 6.2% increase compared to the total revenue for the year ended December 31, 2010. The increase in revenue was primarily due to increases in software-as-a-service and consulting for 2011. Of the $6,272,918 and $5,907,899 total revenues for the years ended December 31, 2011 and 2010, respectively, $6,136,842 and $5,840,955 of such amounts were related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses and licenses fees for patents and technology we own. The decrease in license and software revenue from 2010 to 2011 was $99,648, which was due to decreased sales of licensing our PRHR software in 2011 to new or existing customers.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $23,979 or 0.5% from the year ended December 31, 2010 to the same period in 2011. The slight revenue decrease was due to non-renewal of one customer account combined with one customer moving to our SaaS model, which was somewhat offset by contractual price increases on existing customer accounts.

Consulting revenue for the year ended December 31, 2011 increased by $115,636 from the same period in the prior year, representing a 18.5% increase. This increase was due to a one-time adjustment for unamortized service fees.

Cloud-based revenue increased $368,614 or 141.1% for the year ended December 31, 2011 compared to the same period in 2010. The increase was due to several of our existing customers switching to a SaaS model in 2011 and the inclusion of SnAPPnet revenues for the entire year in 2011 compared to a partial year in 2010 (SnAPPnet was purchased in May 2010). This revenue stream is relatively new for us and, in order to increase this business, we continue to refine our marketing and sales approach for customers who may need this type of solution.

Other revenues, consisting primarily of reimbursable travel expenses and fees related to user conferences, increased by $4,396 or 3.1% for the year ended December 31, 2011 compared to the same period for 2010. The increase was mainly attributable to an increase in attendance fees for NOW Solutions’ user conference held in 2011 but not in 2010. User conferences for NOW Solutions’ clients are held approximately every other year, and the above increase was somewhat offset by lower reimbursable travel expenses for consultants in 2011 compared to 2010.

Cost of Revenues. We had direct costs associated with the above revenues of $1,752,587 for the year ended December 31, 2011 compared to $1,620,181 for the same period of 2010, representing an increase of $132,406 or 8.2%. These direct costs are primarily related to costs associated with providing customer support, professional services and the user conference. The cost increases included a one-time catch up adjustment for third party software license fees ($75,000), increased royalty fees on subsidiary revenue ($42,000), higher costs associated with the cloud-based revenue ($16,000), NOW Solutions’ user conference held in 2011 but not in 2010 ($49,000) offset by decreased customer and technical support costs ($35,000), and decreased commissions as a result of decreased sales to new customers ($19,000).

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $4,147,060 and $4,541,294 for the years ended December 31, 2011 and 2010, respectively. The total selling, general and administrative expenses for the year ended December 31, 2011 decreased by $394,234 compared to the selling, general and administrative expenses for the year ended December 31, 2010, representing approximately an 8.7% decrease. The decrease was primarily due to a decrease in consulting fees for software developers and other consultants ($267,000), legal fees ($9,000), employee expenses ($25,000), travel ($20,000), tax penalties ($41,000), audit fees ($11,000) and late charges ($35,000). Of the SG&A expenses for the year ended December 31, 2011, approximately $584,000 represented business development expenses for initiatives being undertaken through VHS, Priority Time and SnAPPnet.

Bad Debt Expense. We had bad debt expense of $14,646 for 2011 compared to bad debt recoveries of $10,114 in 2010. The 2011 expense was related to one customer and the 2010 recoveries were due to the collection of receivables from previous years that were originally considered doubtful.

Gain on Settlement of Liabilities. For the year ended December 31, 2011, there was a $48,532 gain on settlement of liabilities related to trade payables that had exceeded the statute of limitations. For 2010, there was a $517,532 gain on settlement of trade payables, notes payable and deferred compensation that had exceeded the statute of limitations.

Operating Income. We had operating income of $338,944 for the year ended December 31, 2011 compared to $222,902 for the year ended December 31, 2010, a difference of $116,042. Excluding the impact of the gain on settlement of liabilities for 2011 and 2010, we would have reported operating income of $290,412 and an operating loss of $294,904 for 2011 and 2010, respectively. The $585,316 increase from 2011 to 2010 is primarily a result of higher revenues in SaaS for 2011 and a reduction in selling, general and administrative costs.

Gain on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $6,550 for the year ended December 31, 2011 compared to $97,074 for the year ended December 31, 2010. The change of $90,524 was a result of the elimination of part of the derivative liability in 2010 and a slight decrease in the Company’s stock price from 2010 to 2011.

Interest Expense. We had interest expense of $513,098 and $569,540 for the years ended December 31, 2011 and 2010, respectively. Interest expense decreased for the year ended December 31, 2011 by $56,442, representing a decrease of 9.9%, compared to interest expense for the year ended December 31, 2010. The decrease was a result of a 2011 adjustment to write back overaccrued interest from previous years.

Interest Income. Interest income for the year ended December 31, 2011 was $16 compared to $4,400 for the year ended December 31, 2010. Interest income for 2010 was related to interest on a note receivable from a former contractor.

Net Loss. We had a net loss of $167,588 for the year ended December 31, 2011 compared to $245,164 for the year ended December 31, 2010. The net loss for 2011 was primarily due to operating income of $338,944, reduced by interest expense of $513,098. The net loss for 2010 was primarily due to operating income of $222,902 reduced by interest expense of $569,540.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2011 and 2010, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2011 or 2010.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $654,577 and $738,316 for the years ended December 31, 2011 and 2010, respectively. Net loss applicable to common stockholders for the year ended December 31, 2011 decreased by $83,739 compared to December 31, 2010. The decrease in the net income applicable to common stockholders was due to the combination of factors described above in “Net Loss”.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2011 and 2010, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2011, we had non-restricted cash-on-hand of $132,452 compared to $272,970 at December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2011 was $188,221 compared to $329,110 for the year ended December 31, 2010. We collected cash from our customers totaling $6,730,823, short and long term borrowings of $103,500 and other miscellaneous cash receipts of $34,788. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,950,658, attorney fees of $98,955, professional fees and third party consultants of $435,796, interest expense of $485,045, taxes (including sales tax and VAT) of $462,190, and other regular trade payables of $1,576,985.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2011 our deferred maintenance revenue (a liability) decreased slightly from $2,568,847 to $2,549,718.

Our accounts receivable decreased from $565,367 at December 31, 2010 to $412,293 at December 31, 2011 (net of allowance for bad debts). The decrease in receivables of $153,074 was due to increased collection efforts on our software maintenance clients before year-end.

Accounts payable and accrued liabilities decreased from $6,774,923 at December 31, 2010 to $6,566,970 at December 31, 2011. The decrease of $207,953 was net of $48,532 of trade payables which were written off based on the statute of limitations and $364,679 from the conversion of accounts payable and accrued liabilities to long-term debt. The balance in accounts payable and accrued liabilities is approximately 16 times the balance in accounts receivable. This was one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2011 was $327,005, consisting of the purchase of equipment and software of $31,086 and the development of software products of $295,919.

Net cash used in financing activities for the year ended December 31, 2011 was $16,518, consisting of borrowings on notes payable of $88,000, borrowings on related party debt of $15,500 and a decrease in bank overdraft of $43,339. This was offset by repayments of notes payable of $10,000 and payments of related party debt of $66,679.

The total change in cash and cash equivalents for the year ended December 31, 2011 when compared to the year ended December 31, 2010 was a decrease of $140,518.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2011, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/11	2012	2013	2014	2015	2016+
Notes payable	$3,816,762	$1,146,557	$214,384	$368,191	$431,231	$1,656,399
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	328,313	111,862	93,269	93,330	29,852	-
Total	$4,175,075	$1,288,419	$307,653	$461,521	$461,083	$1,656,399

Of the above notes payable, the default status is as follows:

	2011	2010

In default	$1,007,824	$3,299,543
Not in default	2,808,938	99,865

Total Notes Payable	$3,816,762	$3,399,408

Going Concern Uncertainty

We had a net loss of $167,588 and $245,164 for the years ended December 31, 2011 and 2010, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $9.7 million at December 31, 2011. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2011 and 2010, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2011:

There is an absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain parts of the work of our chief financial officer are not monitored or reviewed. The absence of adequate segregation of duties may have an effect on the systems which we use in the evaluating and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

o	Although we implemented a new accounting system effective January 1, 2009 that allows for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency, the system needs to be refined in order to perform currency translations accurately. As a result, we continue to performing our consolidation and currency translations manually. This will be remediated once funds become available to effectively implement needed system changes.
o	Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions. In January 2010, we contracted with a consulting firm to assess our internal controls over financial reporting and propose improvements that can be implemented given our size and number of employees. The company has not yet implemented these improvements in their entirety as of the filing of this report due to employee turnover and resource limitations.
o	Improving the segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts. The company has recently increased the size of its accounting staff which will allow for needed segregation of duties within the organization. As of the date of this report, the company is evaluating and reorganizing the duties of its accounting staff in order to address this internal control weakness.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2011, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	68	President, Chief Executive Officer and Director	11 years
William K. Mills	53	Secretary and Director	11 years
Freddy Holder	47	Chief Financial Officer	1 year

Richard S. Wade, President, Chief Executive Officer and Director of VCSY, Chairman and Director of NOW Solutions

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

William K. Mills, Secretary and Director of VCSY

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

Freddy Holder, Chief Financial Officer of VCSY and NOW Solutions

Mr. Holder has experience spanning all aspects of finance and accounting. He started his career with the accounting firm of Ernst and Young and has worked for both large and small multi-national public and private companies in the software, retail and services industries. Most recently, Mr. Holder was Director of Consulting for Sirius Solutions, LLLP, where he was responsible for the finance and accounting practice of the company’s North Texas region. Prior to that, he served as the Managing Director and International Controller for FedEx Office, where he directed all international finance operations and financial control management of eight countries outside the United States. Mr. Holder also served as Director of Accounting for Software Spectrum, where he was responsible for all North American accounting operations and worldwide financial reporting for this Fortune 1,000 publicly held software reseller. Previous experience also includes the position of Corporate Controller for US Data Corporation, a publicly held software development company. Mr. Holder has held a CPA license in the state of Texas since 1989 and received his degree from the University of Texas at Dallas.

Significant Employees of the Company

Luiz Valdetaro, Chief Technology Officer of VCSY and NOW Solutions, Director of NOW Solutions

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

Robert Sterpin, Vice President of Sales, Canada & U.S. Midwest

Mr. Sterpin joined NOW Solutions in 2003. He has a varied background in sales and sales management starting his career with DEC (HP) and working for several major corporations such as IBM and Cincom Systems. Mr. Sterpin spent almost 5 years at Ross Systems where he was Vice President Canada and the U.S. Midwest for their ERP software product suite. Prior to joining NOW Solutions, he was Vice President Sales & Marketing for a systems integration/ consulting firm. Mr. Sterpin majored in Science at the University of Toronto.

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2011.

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2011. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2011 and 2010 to our highest paid executive officers and employees, who were employed by us during 2011. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus (6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen-sation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade,(1)	2011	$300,000	(1)	-	-	-	-	-	-
President and Chief	2010	$300,000		-	-	-	-	-	-
Executive Officer

David Braun (2)	2011	-		-	-	-	-	-	-
Chief Financial Officer	2010	$97,500		-	-	-	-	-	-

Freddy Holder (3)	2011	$160,000		-	-	-	-	-	-
Chief Financial Officer	2010	$11,590		-	-	18,600	-	-	-

Luiz Valdetaro, (4)	2011	$150,000		-	-	-	-	-	-
Chief Technology Officer	2010	$150,000		-	-	-	-	-	-

James Salz (5)	2011	$110,000		-	-	-	-	-	-
Corporate Counsel	2010	$110,000		-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2011 or 2010.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.
(2)	Mr. Braun served as our Chief Financial Officer, through September 30, 2010. Mr. Braun provided consulting services to us in exchange for remuneration in 2011.
(3)	Mr. Holder began to serve as our Chief Financial Officer on December 6, 2010. In December 2010, we issued 600,000 shares of VCSY common stock to Mr. Holder pursuant to a restricted stock agreement whereby the shares vest in equal installments over a three year period. Of these shares, 200,000 had vested at December 31, 2011.
(4)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.

(5)	Mr. Salz deferred $185,914 of salary earned during the period from 2001 through 2004, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For more details, please refer to Note 4 of the Notes to the Consolidated Financial Statements.

(6)	In 2010, the board of directors declared bonuses of $171,344 to be paid to certain executives and employees. The bonus amount was based primarily on 2009 operating results and the allocation of amounts has not yet been determined. This amount was accrued for the year ended December 31, 2011.

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

In December 2010, we executed an employment agreement with Freddy Holder pursuant to which Mr. Holder serves as Chief Financial Officer of the Company and its subsidiaries. The initial term of the agreement is 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Holder receives an annual base salary of $160,000. Mr. Holder is also entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company taxable income before net operating loss deduction and special deductions from the federal tax return filed. Mr. Holder’s share of the bonus pool is equal to the percentage of his annual base compensation to the total of the combined annual base compensation of all executives in the pool. In the event the employment agreement is terminated by Mr. Holder’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Holder would receive base compensation for no less than six months of the remainder of the employment term. Mr. Holder may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason. In connection with the employment agreement, the Company and Mr. Holder entered into a restricted stock agreement, whereby the Company issued Mr. Holder 600,000 shares of its common stock at a fair market value of $18,600. These shares vest over three years on the anniversary date of the restricted stock agreement in equal installments. Of these 600,000 shares, 200,000 had vested at December 31, 2011.

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2011)
Option Awards(1)						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Freddy Holder Chief Financial Officer (1)	-	-	-	-	-	400,000	12,400	-	-

(1)	Pursuant to a restricted stock agreement with the Company, Mr. Holder, the CFO of the Company, was issued 600,000 unregistered shares of VCSY common stock (at a fair market value of $18,600 in December 2010, based upon the total number of shares issued and the share price on the date of the issuance), vesting over three years in three equal installments, of which 200,000 shares had vested at December 31, 2011.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

Stock Option Plan. The Stock Option Plan expired in 2009. We issued no stock options or warrants to any employees or to any other parties in 2011 and do not have any stock options outstanding.

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

Director Compensation

The below table provides compensation for all non-employee directors in 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)

William Mills	30,000		-	-	-	-	30,000

Narrative Disclosure to Director Compensation Table

Non-employee directors are entitled to receive $2,500 per month in 2011 and 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of March 30, 2012, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 999,135,151 shares of common stock outstanding as of March 30, 2012, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of March 30, 2012.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	92,790,206	(2)	9.29%
Common	William K. Mills	283,333	(3)	*
Common	Freddy Holder	600,000	(4)	*
Common	All Directors and Executive Officers as a group (3 persons)	93,673,539		9.38%

* Less than 1%.

1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 88,870,050 shares owned by MRC, a corporation controlled by the W5 Family Trust, of which Richard W. Wade is a trustee. MRC pledged 10,000,000 shares of VCSY common stock as collateral on a $25,000 note issued in August 2002. MRC pledged 4,000,000 and 3,000,000 shares of VCSY common stock as collateral on a $60,000 note and a $40,000 note, respectively, that were issued by us in November 2003. MRC pledged 5,000,000 shares of VCSY common stock as collateral on a $200,000 note issued in October 2006 to Mr. Weber. Also in October 2006, MRC pledged 5,000,000 shares of VCSY common stock as collateral on a $215,000 note issued by NOW Solutions to us and assigned to Mr. Weber in October 2005. MRC pledged 10,000,000 shares of VCSY common stock as collateral on a $300,000 note issued in March 2007 to Mr. Weber and as collateral on the interest payments due under the $200,000 note issued in October 2006. MRC pledged 3,000,000 shares of VCSY common stock as collateral on a $96,946 note issued in February 2008 to a third party lender. In November 2008, the lender sold 1,500,000 shares for $118,167, of which $103,555 was applied to outstanding debt claimed by the lender including interest, penalties & attorney’s fees and the remaining $14,612 was returned to MRC representing the amount of shares oversold by the lender. Of the 1,500,000 shares sold by the lender, we are currently obligated to reimburse MRC with 1,309,983 common shares. MRC pledged 16,976,296 shares of VCSY common stock in connection with a $150,000 loan to NOW Solutions by a third party lender in November 2009 In March 2010, the Company and MRC entered into an amendment of the Indemnity and Reimbursement Agreement whereby the obligation to reimburse MRC with 10,000,000 shares of VCSY common stock that were loaned to the Company in March 2008 was cancelled in exchange for the Company’s transfer of 300,000 shares VHS Series A Preferred Stock owned by the Company to MRC. For more details on this transaction, please refer to Note 4 of the Notes to the Consolidated Financial Statements. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, our President and CEO, is the trustee of the W5 Family Trust.

3)	Includes 250,000 shares of VCSY common stock issued in February 2008 by us to Mr. Mills pursuant to a restricted stock agreement in connection with services as a director and officer of the Company. All of these shares vested in 2009.

.

(4)	Includes 600,000 shares of VCSY common stock we issued in December 2010 to Mr. Holder pursuant to a restricted stock agreement in connection with services as an officer of the Company, of which 200,000 shares had vested at December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In November 2009, the obligation to reimburse MRC with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement Agreement between MRC and the Company. This obligation was made in connection with the sale of 1,500,000 shares of our common stock in 2008 pledged by MRC to secure a $96,946 promissory note issued to a third party lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. During 2011, the Company made payments of $28,140 toward the outstanding balance of the judgment amount leaving a balance of $5,066 at December 31, 2011. Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP.

In January 2010, the Company and MRC amended the Indemnity and Reimbursement Agreement whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares pledged in November 2009 as collateral in connection with a $150,000 note. Also in January 2010, the Company entered into an amendment of the Indemnity and Reimbursement Agreement with MRC. Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows: (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company further amended the Indemnity and Reimbursement Agreement with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of its common stock. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of the common stock of the Company.

In July 2010, we entered into an agreement with certain former and current employees of the Company, concerning the deferral of payroll claims which have a balance of $1,689,558 at December 31, 2011. The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

Pursuant to the terms of the agreement, each current and former employee who is a party to the agreement (the “Employee”) agreed to continue the deferral of salary (“Salary Deferral”) for a period of one year following the date of the agreement. In consideration for the Salary Deferral, the Company agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The interest will only be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents), (b) U.S. patent #7,076,521 in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent application titled “Method and System for Providing a Framework for Processing Markup Language Documents.”

In July and August 2010, we entered into agreements with an employee to borrow $48,000 on a short-term basis at 10% interest. As of December 31, 2011, we have made payment of $6,000 on this debt.

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of a 17 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. During the term of the license agreement, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and Robert Farias agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial Services, Inc. and Lakeshore Investment, LLC. Mr. Farias serves as our Executive Vice-President of Business Development.

In November 2011, NOW Solutions and Mr. Wade entered into an agreement concerning a personal guaranty made by Mr. Wade to induce a third party to enter into a staff services agreement. Pursuant to the agreement, NOW Solutions shall reimburse Mr. Wade for any costs or expenses incurred by Mr. Wade in connection with the guaranty with respect to certain obligations of NOW Solutions under the staff services agreement. Mr. Wade is the Chairman of NOW Solutions and the President and CEO of the Company.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $88,000 and $128,900 for the audit of our annual financial statements for 2011 and 2010, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2011 and 2010. The aggregate fees billed in the fiscal years ended 2011 and 2010 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $15,915 and $18,195. Dickstein Shapiro Moran & Oshinsky LLP billed $0 and $2,953 and for tax advice and tax planning for the years ended 2011 and 2010, respectively.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2011 and 2010.

PART IV

Item 15. Exhibits And Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Exhibits:

Exhibit No.	Description	Location
2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 15, 2011

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on April 15, 2011

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company's Form 10-K filed on April 15, 2011

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on April 15, 2011

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed on April 15, 2011

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed on April 15, 2011

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on April 15, 2011

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed on April 15, 2011

4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed on April 15, 2011

10.1	Form of Debenture	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on April 15, 2011

10.2	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on April 15, 2011

10.3	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on April 15, 2011

10.4	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed on April 15, 2011;

10.5	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on April 15, 2011

10.6	Employment Agreement between the Company and Freddy Holder	Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed on April 15, 2011

Exhibit No.	Description	Location

10.7	License Agreement between the Company and Microidea Software Development, LLC.	Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on April 15, 2011

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K filed on April 15, 2011

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on April 15, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012	Provided herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012	Provided herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012	Provided herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2012	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Document	Provided herewith

101.PR*	XBRL Taxonomy Extension Presentation Document	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

March 30, 2012	By:	/s/ Richard Wade
Richard Wade, President and
Chief Executive Officer

March 30, 2012	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

March 30, 2012	By:	/s/ Richard Wade
Richard Wade, Director

March 30, 2012	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vertical Computer Systems, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2012

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$132,452	$272,970
Accounts receivable, net of allowance for bad debts of $12,483 and $16,700	412,293	565,367
Employee receivables	2,200	3,480
Prepaid expenses and other current assets	135,102	113,025
Total current assets	682,047	954,842

Property and equipment, net of accumulated depreciation of $1,006,512 and $988,361	41,050	35,120
Intangible assets, net of accumulated amortization of $175,551 and $129,770	694,294	441,432
Deposits and other assets	15,695	14,113

Total assets	$1,433,086	$1,445,507

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	6,566,970	6,774,923
Bank overdraft	20,401	63,740
Deferred revenue	2,549,718	2,568,847
Derivative liabilities	24,235	30,785
Convertible debentures	30,000	30,000
Current portion-notes payable, net of unamortized discounts of $16,354 for 2010	800,374	3,029,046
Current portion-notes payable to related parties	346,183	370,362
Total current liabilities	10,377,881	12,867,703

Non-current portion – notes payable	2,330,526	-
Non-current portion – notes payable to related parties	339,679	-

Total liabilities	13,008,086	12,867,703

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	9,902,024

Stockholders’ Deficit
Common stock: $0.00001 par value, 1,000,000,000 shares authorized 997,335,151 shares issued and outstanding as of December 31, 2011 and 2010	9,973	9,973
Additional paid-in capital	19,240,060	19,240,060
Accumulated deficit	(40,372,612)	(40,306,035)
Accumulated other comprehensive income – foreign currency translation	(155,738)	(170,522)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,278,317)	(21,226,524)

Noncontrolling interest	(198,707)	(97,696)
Total stockholders’ deficit	(21,477,024)	(21,324,220)

Total liabilities and stockholders’ deficit	$1,433,086	$1,445,507

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Revenues:
Licensing and software	$273,573	$373,221
Software maintenance	4,481,198	4,505,177
Consulting services	741,448	625,812
Hosting and Software as a Service	629,772	261,158
Other	146,927	142,531
Total Revenues	6,272,918	5,907,899

Cost of Revenues	(1,752,587)	(1,620,181)

Gross Profit	4,520,331	4,287,718

Operating Expenses:
Selling, general and administrative expenses	4,147,060	4,541,294
Depreciation and amortization	68,213	51,442
Bad debt expense (recovery)	14,646	(10,114)
Gain on settlement of liabilities	(48,532)	(517,806)
Total operating expenses	4,181,387	4,064,816

Operating income	338,944	222,902

Other Income (Expense):
Gain on derivative liabilities	6,550	97,074
Interest income	16	4,400
Interest expense	(513,098)	(569,540)

Net loss	(167,588)	(245,164)

Net loss attributable to noncontrolling interest	101,011	94,848
Net loss attributable to Vertical Computer Systems, Inc.	(66,577)	(150,316)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(654,577)	$(738,316)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	997,335,151	998,571,270

Comprehensive income:
Net loss	$(66,577)	$(150,316)
Translation adjustments	14,784	(129,985)
Comprehensive loss	(51,793)	(280,301)
Comprehensive loss attributable to noncontrolling interest	101,011	94,848
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$49,218	$(185,453)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2009	998,251,818	$9,983	$18,630,472	$(40,155,719)	$(40,537)	$(2,848)	$(21,558,649)

Issuance of restricted stock for services, net of forfeitures	583,333	6	10,849	-	-	-	10,855
Stock cancellations	(1,500,000)	(16)	(7,335)	-	-	-	(7,351)
Cancellation of warrants and obligation to deliver common stock to related party	-	-	357,000	-	-	-	357,000
Forgiveness of related party liability charged to additional paid in capital	-	-	100,000	-	-	-	100,000
Cancellation of conversion option in Series C preferred stock	-	-	149,074	-	-	-	149,074
Other comprehensive income
Translation adjustment	-	-	-	-	(129,985)	-	(129,985)
Net loss	-	-	-	(150,316)	-	(94,848)	(245,164)

Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

Other comprehensive income
Translation adjustment	-	-	-	-	14,784	-	14,784
Net loss	-	-	-	(66,577)	-	(101,011)	(167,588)

Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(40,372,612)	$(155,738)	$(198,707)	$(21,477,024)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(167,588)	$(245,164)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,213	51,442
Amortization of debt discounts	16,354	22,658
Stock compensation	-	10,855
Cancellation of common stock	-	(7,351)
Gain on derivatives	(6,550)	(97,074)
Bad debt (recovery) expense	14,646	(10,114)
Gain on settlement of liabilities	(48,532)	(517,806)
Changes in operating assets and liabilities:
Accounts receivable	138,428	227,966
Employee receivables	1,280	3,900
Prepaid expense and other assets	(23,659)	(46,775)
Accounts payable and accrued liabilities	214,762	840,258
Deferred revenue	(19,133)	96,315
Net cash provided by operating activities	188,221	329,110

Cash flows from investing activities:
Acquisition of Priority Time Systems, Inc., net of cash received	-	(5,335)
Software development	(295,919)	(145,799)
Purchase of equipment	(31,086)	(22,486)
Net cash used in investing activities	(327,005)	(173,620)

Cash flows from financing activities:
Payments on notes payable	(10,000)	(129,884)
Borrowings on notes payable	88,000	133,195
Payments on related party debt	(66,679)	(97,324)
Borrowings on related party debt	15,500	48,000
Bank overdraft	(43,339)	63,740
Net cash provided by (used in) financing activities	(16,518)	17,727

Effect of changes in exchange rates on cash	14,784	(129,985)

Net increase (decrease) in cash and cash equivalents,	(140,518)	43,232
Cash and cash equivalents, beginning of period	272,970	229,738
Cash and cash equivalents, end of period	$132,452	$272,970

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$(485,045)	$331,586
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Forgiveness of related party liability	$-	$100,000
Cancellation of derivative liability and warrants	-	357,000
Cancellation of conversion option in Series C preferred stock	-	149,074
Debt discount due to royalty given	-	32,708
Conversion of accounts payable to notes payable	364,679	-
Adjustment to debt principal due to reapplication of payments	9,500	-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable), EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions (“VIS”), all of which are inactive; Vertical Healthcare Solutions (“VHS”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), Government Internet Systems, Inc. (“GIS”), a 84.5% owned subsidiary, SnAPPnet, Inc. (“SnAPPnet”), Priority Time Systems, Inc. (“Priority Time) a 90% owned subsidiary, all entities with minor activities and NOW Solutions, Inc. (“NOW Solutions”). To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions, our 100% owned subsidiary, and patent licenses from Vertical Computer Systems, the parent company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath™ and SnAPPnet™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2011 and 2010, there was no impairment of long-lived assets due to the minimal value of such assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $12,483 and $16,700 as of December 31, 2011 and 2010, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2011 and 2010.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(654,577)	997,335,151	$0.00	$(738,316)	998,571,270	$0.00

Effect of dilutive securities:
Warrants & Restricted Stock		-	0.00		-	0.00

Diluted EPS	$(654,577)	997,335,151	$0.00	$(738,316)	998,571,270	$0.00

As of December 31, 2011 and 2010, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 30,681,957 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2011 and 2010 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2011, we had negative working capital of approximately $9.7 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Acquisitions

SnAPPnet

On May 21, 2010, our newly formed subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all the assets of Pelican Applications, LLC (“Pelican”) in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration. The assets acquired included a software application product known as SnAPPnet™ which is currently used for physician credentialing, as well as Pelican’s entire customer base. The Company intends to utilize the SnAPPnet™ software to expand its offering to physicians, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who may need a credentialing product for nurses.

The fair value of consideration transferred in the acquisition, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Cash	$5,335
Series B Convertible Preferred Stock (1)	-
Contingent consideration (2) (3)	12,256
Total consideration	$17,591

Below is the purchase price allocation:

Recognized amount of identifiable assets acquired and liabilities assumed (3):
Software	$189,201
Property and equipment	7,604
Intangibles	22,200
Accounts payable	(9,274)
Notes payable	(66,660)
Deferred revenue	(119,352)
Royalty payable	(6,128)
$17,591

(1)	No value has been assigned to the Series B Convertible Preferred Stock of VHS, since VHS is deemed a development stage company with no assets, liabilities or operations at the time of the transaction. Also, it is a wholly-owned subsidiary of Vertical Computer Systems, Inc. and does not trade on any exchange independently of VCSY.

(2)	The contingent consideration consists of a 5% royalty payment on sales of the SnAPPnet™ software application, and is payable to the members (equity owners) of Pelican, prorated to their respective ownership interests in Pelican. The royalty will expire 10 years following the closing date or the payment of $2.5 million, whichever occurs first.

The fair value of the contingent consideration was determined based on SnAPPnet™’s projected revenues for the next 5 years and the application of a discount rate to the future royalty payments. A probability factor was also applied to the different revenue assumptions used. At the end of each reporting period after the acquisition date, the contingent payment will be measured again to its fair value, with changes in fair value recorded in earnings.

(3)	Fair values assigned to the contingent consideration as well as the assets acquired and liabilities assumed are provisional, pending receipt of a final valuation of the acquisition.

The pro forma results for the twelve months ended December 31, 2010, as though the Company had acquired SnAPPnet on the first day of the fiscal year 2010, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transaction taken place on the first day of fiscal year 2010.

Unaudited Pro Forma Combined For the Year Ended, December 31, 2010
Revenues	$5,932,076
Net Loss	(248,393)
Net Loss per share – Basic and Diluted	$(0.00)
Basic and diluted weighted average of common shares outstanding	998,571,270

Note 4. Related Party Transactions

In November 2009, the obligation to reimburse MRC with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement Agreement between MRC and the Company. This obligation was made in connection with the sale of 1,500,000 shares of our common stock in 2008 pledged by MRC to secure a $96,946 promissory note issued to a third party lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. During 2011, the Company made payments of $28,140 toward the outstanding balance of the judgment amount leaving a balance of $5,066 at December 31, 2011. Bill Mills is a Director of the Company and a partner of PSM, which was formerly known as Parker Mills, LLP.

In January 2010, the Company and MRC amended the Indemnity and Reimbursement Agreement whereby the Company agreed to reimburse and indemnify MRC for 16,976,296 shares pledged in November 2009 as collateral in connection with a $150,000 note. Also in January 2010, the Company entered into an amendment of the Indemnity and Reimbursement Agreement with MRC. Pursuant to this amendment, and in consideration of the pledge by MRC, the Company agreed to pay MRC a fee as follows: (i) $3,000 for the first year of the term of the note and (ii) 2% of the unpaid principal balance of the note for each succeeding year during the term of the note. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company further amended the Indemnity and Reimbursement Agreement with MRC. Pursuant to this amendment, MRC received 300,000 shares of the Series A Convertible Preferred Stock of VHS in exchange for the cancellation of the Company’s obligation to issue 10,000,000 shares of common stock of the Company to MRC. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In March 2010, the Company transferred 610,000 shares of Series A Convertible Preferred Stock of VHS to Mr. Robert Farias in exchange for the following: (a) an irrevocable waiver by Mr. Farias of the conversion rights in respect of 37,500 shares of the Company’s Series “C” 4% Cumulative Convertible Preferred Stock owned by Mr. Farias; (b) cancellation by Mr. Farias of $100,000 of debt owed by the Company to Mr. Farias; and (c) cancellation by Mr. Farias of three separate common stock purchase warrants held by Mr. Farias, exercisable for an aggregate of 15,000,000 shares of common stock of the Company. As a consequence of the waiver of conversion rights and the cancellation of warrants, the Company was no longer obligated to issue up to 30,000,000 shares of its common stock. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2010, the Company issued 90,000 shares of VHS Series A Preferred Stock to its Chief Technology Officer, Luiz Valdetaro, in exchange for the cancellation of an obligation to issue Mr. Valdetaro 3,000,000 shares of the common stock of the Company.

In July 2010, we entered into an agreement with certain former and current employees of the Company, concerning the deferral of payroll claims which have a balance of $1,689,558 at December 31, 2011. The claims are for salary earned from 2001 to 2008, which remains unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

Pursuant to the terms of the agreement, each current and former employee who is a party to the agreement (the “Employee”) agreed to continue the deferral of salary (“Salary Deferral”) for a period of one year following the date of the agreement. In consideration for the Salary Deferral, the Company agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The interest will only be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents), (b) U.S. patent #7,076,521 in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent application titled “Method and System for Providing a Framework for Processing Markup Language Documents.”

In July and August 2010, we entered into agreements with an employee to borrow $48,000 on a short-term basis at 10% interest. As of December 31, 2011, we have made payment of $6,000 on this debt.

On January 18, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of a 17 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. During the term of the license agreement, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and Robert Farias agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial Services, Inc. and Lakeshore Investment, LLC. Mr. Farias serves as our Executive Vice-President of Business Development.

In November 2011, NOW Solutions and Mr. Wade entered into an agreement concerning a personal guaranty made by Mr. Wade to induce a third party to enter into a staff services agreement. Pursuant to the agreement, NOW Solutions shall reimburse Mr. Wade for any costs or expenses incurred by Mr. Wade in connection with the guaranty with respect to certain obligations of NOW Solutions under the staff services agreement. Mr. Wade is the Chairman of NOW Solutions and the President and CEO of the Company.

For additional transactions involving related parties after December 31, 2011, please see “Subsequent Events” in Note 15.

Note 5. Derivative liabilities and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2011 and December 31, 2010, the aggregate derivative liability was $24,235 and $30,785.

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

During 2002 and 2003, we issued convertible debentures with conversion features based on the market value of the Company’s common stock at the date of conversion. The conversion features were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore a derivative liability under the above guidance. The conversion prices were variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This in turn caused outstanding warrants and all other convertible debt to also be classified as derivative liabilities. Each reporting period, these derivative liabilities are marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. In March 2010, the derivative liability associated with the outstanding warrants was eliminated through the issuance of preferred stock in VHS as described in Note 4 above. At December 31, 2010, the Company wrote-off the $10,000 debenture for which the statute of limitations had been exceeded and no legal liability exists.

At December 31, 2011 and 2010, the aggregate derivative liability was $24,235 and $30,785, respectively. The aggregate gain on the change in the fair value of derivative liabilities was $6,550 and $97,074 for the years ended December 31, 2011 and 2010, respectively.

The valuation of our remaining embedded derivatives is determined by using the VCSY stock price at December 31, 2011 and 2010. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2011 and 2010:

	Fair value measurements on a recurring basis December 31, 2011
	Level 1	Level 2	Level 3
Liabilities
Stock derivative – 1,309,983 shares	$24,235	$-	$-

	Fair value measurements on a recurring basis December 31, 2010
	Level 1	Level 2	Level 3
Liabilities
Stock derivative – 1,309,983 shares	$30,785	$-	$-

Note 6. Property and Equipment

Property and equipment consist of the following as of December 31, 2011 and 2010:

	2011	2010

Equipment (3-5 year life)	$913,502	$889,673
Leasehold improvements (5 year life)	87,713	87,712
Furniture and fixtures (3-5 year life)	46,347	41,815

Total	1,047,562	1,019,200

Accumulated depreciation	(1,006,512)	(984,080)
	$41,050	$35,120

Depreciation expense for 2011 and 2010 was $22,432 and $20,943, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following as of December 31, 2011 and 2010:

	2011	2010

Capitalized software development	$543,147	$247,228
Acquired software (5 year life)	304,498	301,774
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000

Total	869,845	571,202

Accumulated amortization	(175,551)	(129,770)
	$694,294	$441,432

Amortization expense for 2011 and 2010 was $45,781 and $30,499, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2011	2010

Accounts payable	$1,989,362	$2,295,361
Accrued payroll	1,983,942	1,991,607
Accrued payroll tax and penalties	523,907	523,907
Accrued interest	855,782	849,769
Accrued taxes	465,981	455,953
Accrued liabilities - Other	747,996	658,326
	$6,566,970	$6,774,923

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

Note 9. Notes Payable and Convertible Debts

	December 31	December 31
	2011	2010

Third Party Notes Payable

Notes payable issued to third parties unsecured. Of these notes, $42,000 and $58,000 were non-performing as of December 31, 2011 and 2010, respectively.	136,000	58,000

Notes payable issued to third parties in the original aggregate principal amount of $548,158, bearing interest at rates between 10% and 13% per annum and unsecured. In December 2010 the statue of limitations was exceeded on two of the note payables in the amounts of $10,000 and $23,030 and no legal liability existed. The balances were removed and recorded as a gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities. Of these notes $309,897 and $340,297 are in default or non-performing at December 31, 2011 and 2010, respectively.	340,297	340,297

Notes payable issued to third party lenders, bearing interest at 10% to 12% per annum, in an aggregate principal amount of $990,000. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $262,583 and $970,088 were in default or non-performing at December 31, 2011 and 2010, respectively.	977,588	970,088

Note payable of $438,795 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum and is due on February 1, 2018 (the maturity date). The note is secured by an interest in certain technology owned by the Company, supporting its SiteFlash™ product.	371,541	371,541

Notes payable acquired in the purchase of SnAPPnet. For additional details on the purchase of SnAPPnet, see Note 3. Loans are in default as of December 31, 2011.	66,660	66,660

Note payable of $100,000, net of unamortized discount, to a third party, dated July 13, 2010, bearing interest at 10% per annum and payable in monthly installments. In addition to a 5% royalty on gross revenues of a subsidiary company up to $200,000 is payable to the lender. The fair value of the royalty was determined to be $32,708 which was recorded as a discount on the debt. The discount is being amortized over the life of the loan using the effective interest rate method. The unamortized discount at December 31, 2010 was $16,354 and it was fully amortized during 2011.	100,000	83,646

Notes payable in the original amount of $359,560 and $955,103 to Tara Financial, dated February 13, 2006, bearing interest at 12% per annum. The notes are due on February 1, 2018 (the maturity date). The notes are secured by all of the assets of NOW Solutions.	1,138,814	1,138,814

Total notes payable to third parties	3,130,900	3,029,046

Current maturities	(800,374)	(3,029,046)

Long-term portion of notes payable to third parties	$2,330,526	$-

RelatedParty Notes Payable

Unsecured notes payable issued to related parties in the aggregate principal amount of $814,174 and $427,519 as of December 31, 2011 and 2010, respectively. These notes bear interest at a rate of 10% to 12% per annum. Of these notes payable, $296,683 and $337,157 were in default at December 31, 2011 and 2010, respectively.	$685,862	$370,362

Total notes payable to related parties	685,862	370,362

Current maturities	(346,183)	(370,362)

Long-term portion of notes payable to related parties	$339,679	$-

The total amortization expense recorded on the debt discounts during the years ended December 31, 2011 and 2010 was $16,354.

Certain notes payable in the aggregate principal amount of $2,383,754 also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. patent #6,826,744 and U.S. patent #7,716,629.

Future minimum payments for the next five years are as follows:

Year	Amount

2012	$1,146,557
2013	214,384
2014	368,191
2015	431,231
2016+	1,656,399
Total notes payable	$3,816,762

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2011	December 31, 2010

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 5% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price	30,000	30,000
Total convertible debentures	30,000	30,000
Current maturities	(30,000)	(30,000)
Long-term portion of convertible debentures	$-	$-

For additional transactions involving notes payable after December 31, 2011, please see “Subsequent Events” in Note 15.

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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2011	December 31, 2010
Net operating loss carry-forward	$6,782,000	$6,775,000
Reserves	598,000	600,000
Accrued vacation	54,000	54,000
Deferred compensation	734,000	737,000
Deferred revenue	989,000	970,000
Derivatives	11,000	13,000
	9,168,000	9,149,000
Valuation allowance	(9,168,000)	(9,149,000)
	$-	$-

At December 31, 2011 and December 31, 2010, we had available net operating loss carry-forwards of approximately $15.6 million. These net operating loss carry-forwards expire in varying amounts through 2030.

Note 11. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.00001 per share, of which 997,335,151 were issued and outstanding at December 31, 2011 and December 31, 2010. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2011 and 2010. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2011 and December 31, 2010. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2011 and December 31, 2010. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however , of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2011 and December 31, 2010. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2011

Common Stock

During the year ended December 31, 2011, 200,000 shares of the Company’s common stock vested, resulting in stock compensation expense of $6,200. The stock compensation expense was accrued as a liability during 2011. The shares will be issued when the full 600,000 common shares are earned under the award. These shares were earned by an officer of the Company and NOW Solutions pursuant to a restricted stock agreement executed in 2010. As of December 31, 2011, there was $11,958 of total unrecognized compensation costs related to these stock awards.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $6,453,712 as of December 31, 2011.

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

During 2010, the Company granted 600,000 unregistered shares of our common stock to an employee of the Company pursuant to a restricted stock agreement, under which the shares vest in equal installments over a three year period. As of December 31, 2010, there was $18,158 of total unrecognized compensation costs related to these stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

During 2010, the Company cancelled 1,500,000 previously issued common shares resulting in a gain of $7,351.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $5,865,712 as of December 31, 2010.

Note 12. Stock Options and Warrants

Our stock option plan allowing grants of both Incentive Stock Options (within the meaning of Section 422 and the Internal Revenue Code of 1986, as amended) and non-statutory options, in an aggregate amount of 50,000,000 shares expired in 2009.

There were no non-statutory stock options, incentive stock options or warrants granted in 2011 or 2010.

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

Option and warrant activities in 2010 and 2011 are summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	-	-	15,000,000	$0.02
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	(15,000,000)	0.02
Outstanding at December 31, 2010	-	-	-	-
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at December 31, 2011	-	-	-	$-

At December 31, 2011 and 2010, there are no options or warrants outstanding.

Note 13. Gain on Settlement of Current Liabilities

In 2011, the Company recorded a gain on settlement of liabilities of $48,532 as a result of our review of trade payables accrued liabilities and notes payable for those items in which the statute of limitations had been exceeded and no legal liability existed. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, former employee or note holder, and the applicable statute of limitations. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities.

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

Note 14. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2010 through May 2015. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2012	111,862
2013	93,269
2014	93,330
2015	29,852
2016	-
Total	$328,313

Rental expense for the years ended December 31, 2011 and 2010 was $186,878 and $160,788, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2011 and 2010.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2011 and 2010, we had royalties of $92,672 and $50,457, respectively, on revenues from subsidiaries.

Litigation

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. During 2011, the Company made payments of $28,140 toward the outstanding balance of the judgment amount leaving a balance of $5,066 at December 31, 2011.

On November 18, 2009, we sued InfiniTek Corporation (“InfiniTek”) in the Texas State District Court in Fort Worth, Texas for breach of contract and other claims (the “Texas Action”) seeking equitable relief and unspecified damages when a dispute between the Company and InfiniTek was not resolved. All agreements with InfiniTek have been cancelled. On January 15, 2010, InfiniTek filed a counter-claim for non-payment of amounts billed. InfiniTek claimed it was owed $195,000 plus lost opportunity costs of not less than $220,000.

On April 7, 2010, we were served with a lawsuit filed by InfiniTek in the California Superior Court in Riverside, California seeking damages in excess of $76,303 for breach of contract and lost profit (the “California Action”). This lawsuit related to one of the causes of action and the same set of underlying facts, as those in the Texas legal action. On May 7, 2010, we filed a motion to dismiss this action. On July 14, 2010, the court denied our motion. On August 13, 2010, we filed an answer to InfiniTek’s complaint, including a denial and affirmative defenses.

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics_ NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011.

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) (collectively the “the Patents-in-Suit”), both of which are owned by the Company. We seek an award of monetary damages and other relief. The case is styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., No. 2:10-CV-00490.

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

On May 2, 2011, the United States District Court for the Northern District of California denied Vertical’s renewed motion to transfer the Interwoven Action to the Eastern District of Texas and granted Vertical's motion to transfer the lawsuit filed by Samsung in the Northern District of California to the Eastern district in Texas. On May 11, 2011, the United States District Court for the Eastern District of Texas granted Interwoven’s motion to transfer the case to the Northern District of California with respect to Interwoven and denied Samsung’s motion to transfer its case to the Northern district. On May 12, 2011, Vertical filed in the United States Court of Appeals for the Federal Circuit a petition for a writ of mandamus seeking review of that portion of the May 2, 2011 order by the Northern District of California which refused to transfer the Interwoven v. Vertical action to the Eastern District of Texas, which was denied on August 17, 2011.

On December 30, 2011, the United States District Court for the Northern District of California issued a claims construction order concerning the terms found in the claims of the Patents-in-Suit.

On March 8, 2012, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion to stay all judicial proceedings pending the outcome of an ex parte reexamination of the Patents-in-Suit by the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, payable in monthly installments of $5,000 through June 2012 and $10,000 monthly installments thereafter until the outstanding balance has been paid. The Company will be obligated to pay CCS an additional $60,000 in the event it does not make timely payment within 5 days of notice from CCS.

Note 15. Subsequent Events

In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to Lakeshore Investments, LLC (“Lakershore”) in connection an $80,000 loan from Lakeshore. NOW Solutions granted Lakeshore a security interest in all of its assets to secure the obligations under the note, which is junior to the presented indebtedness of NOW Solutions to Tara Financial.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial and Lakeshore Investment, LLC. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2012, the Company issued a promissory note in the principal amount of $100,000 to a third party lender in connection to a $100,000 loan from the lender, bearing interest at 12% per annum, payable in monthly installments. To secure the loan, SnAPPnet, Inc. granted the third party lender a security interest in all of its assets to secure the obligations in the original aggregate principal amount of $304,000 which includes this note and other notes issued by the Company and NOW Solutions for loans made by this lender.

In March 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company.

In March  2012, we issued a 12%  $275,000 note to a third party due in 90 days.

Stockholders’ Equity

For the period from January 1, 2011 to March 30, 2012, no shares of our common stock have vested pursuant to any restricted stock agreement.

As of the Date of this Report for the year ended December 31, 2011, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

999,135,151	Common Stock Issued and Outstanding
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to officer of Company within 1 year for Pledged Shares
1,029,817,108	Total Common Shares Outstanding and Accounted For/Reserved

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

