Form 10-Q
period 2012-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2012-05-15
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

_________________________

Commission file number 0-28685

_________________________

VERTICAL COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0393635
(State of incorporation)	(I.R.S. Employer Identification No.)

101 West Renner Road, Suite 300

Richardson, TX 75082

(Address of principal executive offices)

(972) 437-5200

(Registrant’s Telephone Number)

________________

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

As of May 15, 2012, the issuer had 999,435,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$130,821	$132,452
Accounts receivable, net of allowance for bad debts of $27,476 and $12,483	238,049	412,293
Prepaid expenses and other current assets	133,666	137,302
Total current assets	502,536	682,047

Property and equipment, net of accumulated depreciation of $1,012,364 and $1,006,512	37,928	41,050
Intangible assets, net of accumulated amortization of $186,121 and $175,551	769,355	694,294
Deposits and other	15,542	15,695

Total assets	$1,325,361	$1,433,086

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,173,350	$6,566,970
Bank overdraft	12,498	20,401
Deferred revenue	2,673,925	2,549,718
Derivative liability	23,187	24,235
Convertible debenture	30,000	30,000
Current portion - notes payable	1,129,338	800,374
Current portion - notes payable to related parties	367,117	346,183
Total current liabilities	10,409,415	10,337,881

Non-current portion – notes payable	2,421,676	2,330,526
Non-current portion – notes payable to related parties	339,279	339,679

Total liabilities	13,170,370	13,008,086

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)
	March 31,	December 31,
	2012	2011

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 997,535,151 and 997,335,151 issued and outstanding as of March 31, 2012 and December 31, 2011	9,975	9,973
Additional paid-in-capital	19,246,258	19,240,060
Accumulated deficit	(40,562,344)	(40,372,612)
Accumulated other comprehensive income – foreign currency translation	(222,614)	(155,738)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,528,725)	(21,278,317)

Noncontrolling interest	(218,308)	(198,707)
Total stockholders’ deficit	(21,747,033)	(21,477,024)

Total liabilities and stockholders' deficit	$1,325,361	$1,433,086

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Licensing and software	$1,000	$167,027
Software maintenance	1,136,672	1,107,390
Cloud-based offering	137,077	147,114
Consulting services	93,730	175,405
Other	21,281	31,227
Total revenues	1,389,760	1,628,163

Cost of revenues	360,601	382,469

Gross profit	1,029,159	1,245,694

Operating expenses:
Selling, general and administrative expenses	1,046,437	1,034,809
Depreciation and amortization	15,575	16,888
Bad debt expense	20,872	-
Total operating expenses	1,082,884	1,051,697

Income (loss) from operations	(53,725)	193,997

Other income (expense):
Interest income	14	7
Gain (loss) on derivative liability	1,048	(3,275)
Interest expense	(156,670)	(137,774)

Net income (loss)	(209,333)	52,955

Net loss attributable to noncontrolling interest	19,601	19,326
Net income (loss) attributable to Vertical Computer Systems, Inc.	(189,732)	72,281
Dividends applicable to preferred stock	(147,000)	(147,000)

Net loss available to common stockholders	$(336,732)	$(74,719)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,535,151	997,335,151

Comprehensive income (loss)
Net income (loss)	$(189,732)	$72,281
Translation adjustments	(66,876)	(41,921)
Comprehensive income (loss)	(256,608)	30,360
Comprehensive loss attributable to noncontrolling interest	19,601	19,326
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$(237,007)	$49,686

 See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(40,372,612)	$(155,738)	$(198,707)	$(21,477,024)

Issuance of restricted stock	200,000	2	6,198	-	-	-	6,200

Other comprehensive income translation adjustment	-	-	-	-	(66,876)	-	(66,876)

Net loss	-	-	-	(189,732)	-	(19,601)	(209,333)

Balances at March 31, 2012	997,535,151	$9,975	$19,246,258	$(40,562,344)	$(222,614)	$(218,308)	$(21,747,033)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(209,333)	$52,955
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,575	16,888
Amortization of debt discounts	25,300	8,177
Bad debt expense	20,872	-
(Gain) loss on derivatives	(1,048)	3,275
Changes in operating assets and liabilities:
Accounts receivable	153,372	(51,218)
Prepaid expenses and other assets	3,787	(26,841)
Accounts payable and accrued liabilities	(387,419)	(229,475)
Deferred revenue	124,207	199,287
Net cash used in operating activities	(254,687)	(26,952)

Cash flow from investing activities:
Software development	(85,629)	(68,269)
Purchase of property and equipment	(1,884)	(8,201)
Net cash used in investing activities	(87,513)	(76,470)

Cash flows from financing activities:
Borrowings on notes payable	430,000	50,000
Payments of notes payable	(35,586)	(1,747)
Payments of related party notes payable	(5,066)	(8,963)
Borrowings on related party debt	26,000	-
Bank overdraft	(7,903)	(59,038)
Net cash provided by financing activities	407,445	(19,748)

Effect of changes in exchange rates on cash	(66,876)	(41,921)
Net change in cash and cash equivalents	(1,631)	(165,091)
Cash and cash equivalents, beginning of period	132,452	272,970
Cash and cash equivalents, end of period	$130,821	$107,879

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,168	$84,770

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	$6,200	$-

See accompanying notes to unaudited consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its subsidiaries, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), all of which are inactive; Vertical Healthcare Solutions, Inc. (“VHS”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, SnAPPnet, Inc. (“SnAPPnet”), Priority Time Systems, Inc. (“Priority Time) a 90% owned subsidiary, all entities with minor activities and NOW Solutions, Inc. (“NOW Solutions”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2011 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2012 and 2011, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2012, we had negative working capital of approximately $9.9 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2012:

December 31, 2011	$3,846,762
Repayments of third party notes	(35,586)
Repayments of related party notes	(5,066)
Borrowings from third parties	430,000
Borrowings from related parties	26,000
Amortization of debt discount	25,300
March 31, 2012	$4,287,410

In January 2012, NOW Solutions borrowed $26,000 from a related party. The borrowing is due on demand and does not bear interest.

In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to a third party lender in connection with an $80,000 loan from the lender. NOW Solutions granted the third party lender a security interest in all of its assets to secure the obligations under the note, which is junior to the presented indebtedness of NOW Solutions to Tara Financial. The note matured March 15, 2012 and is in default. A discount of $25,300 was recorded on the note which was fully amortized to interest expense during the three months ended March 31, 2012.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial and a third party lender. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2012, the Company issued a promissory note in the principal amount of $100,000 to a third party lender in connection to a $100,000 loan from the lender, bearing interest at 12% per annum, payable in monthly installments. To secure the loan, SnAPPnet, Inc. granted the third party lender a security interest in all of its assets to secure the obligations in the aggregate principal amount of $304,000 which includes this note and other notes issued by the Company and NOW Solutions for loans made by this lender.

In March 2012, the Company issued a promissory note to a third party lender in the principal amount of $275,000, bearing interested at 12% per annum, which is due 90 days from issuance. The note was issued in connection with a loan of $250,000 to the Company. The Company recorded a discount of $25,000 on this note which is going to be amortized over the life of the note. There was not amortization of this discount recorded during the three months ended March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company made interest payments of $74,168 and $84,770, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2012 and December 31, 2011, the fair value of the derivative liability was $23,187 and $24,235.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $1,048 and a loss of $3,275 for the three months ended March 31, 2012 and 2011, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at March 31, 2012. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2012 and December 31, 2011:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$23,187	$-	$-

As of December 31, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$24,235	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

As of the Date of this Report, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

999,435,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to an officer of the Company for Pledged Shares
1,030,117,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the three months ended March 31, 2011 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2011	600,000	$0.03100
Granted	1,200,000	0.01975
Vested	(200,000)	0.03100
Forfeited/Cancelled	-	-
Non Vested Balance at March 31, 2012	1,600,000	$0.02260

As of March 31, 2012, there was $30,294 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

In January 2012, NOW Solutions borrowed $26,000 from a related party. The borrowing is due on demand and does not bear interest.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial and a third party lender. Mr. Farias serves as our Executive Vice-President of Business Development.

Note 8. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At March 31, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of May 15, 2012.

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

On March 8, 2012, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion to stay all judicial proceedings pending the outcome of an ex parte reexamination of each of the Patents-in-Suit by the United States Patent and Trademark Office (“USPTO”).

On April 18, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the office action, the USPTO indicated that Claims 1-11, 18, 19, 21-33, 40, 41 and 45-53 are subject to reexamination; Claims 12-17, 20, 34-39, 42-44 are not subject to reexamination; Claims 6, 8, 19, 30, 32, 41, 50, and 51 are patentable and/or confirmed; and Claims 1-5,7, 9-11, 18, 21-29, 31, 33, 40, 45-49, 52, and 53 are rejected.  The Company is in the process of responding to this office action and intends to vigorously prosecute its claims of the Patents-in-Suit to the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, payable in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company will be obligated to pay CCS an additional $60,000 in the event it does not make timely payment within 5 days of notice from CCS. The Company has made all payments due under the settlement agreement as of May 15, 2012.

Note 9. Subsequent Events

During the period from April 1, 2012 to May 15, 2012, the Company granted 300,000 unregistered shares of our common stock (at a fair market value of $4,650) to a consultant pursuant to a restricted stock agreement with the Company.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2012 and 2011, $85,629 and $68,269 of internal costs were capitalized, respectively.

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

Cloud-based offering. We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath®, on a cloud-based service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as cloud-based. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using cloud-based software can enter into an agreement to purchase a software license at any time. We generate revenue from cloud-based offering as the customer utilizes the software over the Internet.

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

Results of Operations

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Total Revenues. We had total revenues of $1,389,760 and $1,628,163 in the three months ended March 31, 2012 and 2011, respectively. The decrease in total revenues was $238,403 for the three months ended March 31, 2012 representing a 14.6% decrease compared to the total revenues for the three months ended March 31, 2011. Substantially all of the revenues for the three months ended March 31, 2012 and March 31, 2011 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $28,301 or 2.0% of total revenue for the three months ended March 31, 2012 and $32,474 or 2.0% of total revenues for the three months ended March 31, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $166,027 compared to that for the three months ended March 31, 2011 as there were no new licensing sales of our emPath® product for the 1st quarter of 2012. We added one new customer and 2,000 additional users for an existing customer in 2011. Software maintenance in the three months ended March 31, 2012 increased by $29,282 or 2.6% from the same period in the prior year. The revenue increase in software maintenance is primarily due to contractual increases to existing customer maintenance agreements somewhat offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended March 31, 2012 decreased by $81,675 from the same period in the prior year, which represents a 46.6% decrease. This decrease was due to completed consulting projects compared to the first quarter of 2011 and the effects of unfavorable currency exchange rates. Cloud-based revenues were $137,077 for the three months ended March 31, 2012 compared to $147,114 for the same period in the prior year, representing a $10,037 decrease or 6.8%. The decrease is primarily related to a credit issued to one of our customers in the first quarter of 2012. Other revenue in the three months ended March 31, 2012 decreased by $9,946 or 31.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $360,601 for the three months ended March 31, 2012, compared to $382,469 for the three months ended March 31, 2011. The decrease in cost of revenues of $21,868 represents a 5.7% decrease. The decrease in direct cost of revenues was primarily due to decreased costs for third-party hosting expenses, lower travel expenses for consultants and lower commissions. During the three months ended March 31, 2012 and 2011, $85,629 and $68,269 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,046,437 and $1,034,809 in the three months ended March 31, 2012 and 2011, respectively. The increase of $11,628 is 1.1% more than the same period in 2011. We had higher employee expenses due to higher salaries, higher tax assessments related to our Canadian subsidiary and higher late fees and bank charges somewhat offset by lower travel expenses, legal fees and decreased consulting services.

Bad Debt Expense. We had bad debt expense of $20,872 for the three months ended March 31, 2012. The expense related to the non-payment of a portion of one of Now Solutions, Inc. customer invoices.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The gain on derivative liability was $1,048 for the three months ended March 31, 2012 compared to a loss of $3,275 for the same period in 2011.

Interest Expense. We had interest expense of $156,670 and $137,774 for the three months ended March 31, 2012 and 2011, respectively. Interest expense increased in 2012 by $18,896, representing an increase of 13.7% compared to the same expense in the three months ended March 31, 2011. The increase was primarily due to debt acquired in the first quarter of 2012 which included $25,300 in amortization of debt discounts.

Net Income(loss). We had a net loss of $209,333 and net income of $52,955 for the three months ended March 31, 2012 and 2011, respectively. The net loss for the three months ended March 31, 2012 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $53,725. This was reduced by interest expense, resulting in a net loss of $209,333 for the three months ended March 31, 2012. For the three months ended March 31, 2011, operating income of $193,997 was reduced by interest expense of $137,774 and a loss on derivative liability of $3,275 resulting in net income of $52,955.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2012 and 2011, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $336,732 and a net loss of $74,719 for the three months ended March 31, 2012 and 2011, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had non-restricted cash-on-hand of $130,821 compared to $132,452 at December 31, 2011.

Net cash used in operating activities for the three months ended March 31, 2012 was $254,687 compared to net cash used in operating activities of $26,952 for the three months ended March 31, 2011. For the three months ended March 31, 2012, we collected cash from our customers of $1,361,093. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,002,024, attorney fees of $19,500, professional fees and consulting fees of $70,416, interest payments of $74,168, taxes (including sales tax and VAT) of $174,615, and other regular trade payables of $275,057. For the three months ended March 31, 2011, we collected cash from our customers of $1,666,564. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,013,321, attorney fees of $41,083, professional fees and consulting fees of $153,004, interest payments of $84,770, taxes (including sales tax and VAT) of $155,000, and other regular trade payables of $246,338.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue increased $124,207 or 4.9% from the balance at December 31, 2011. The increase was due to the maintenance on new customers in 2011 and the impact of price increases on maintenance during 2011. The increased liability at March 31, 2011 will result in higher maintenance revenue in 2012, if all other factors remain relatively constant (i.e. continued price increases, limited customer losses, etc.).

Our accounts receivable trade decreased from $412,293 at December 31, 2011 to $238,049 (net of allowance for bad debts) at March 31, 2012. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $6,566,970 at December 31, 2011 to $6,173,350 at March 31, 2012. As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable. The resulting balance at March 31, 2012 is 26 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the three months ended March 31, 2012 and March 31, 2011 of $87,513 and $76,470 respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the three months ended March 31, 2012, we paid $40,652 of principal on notes payable and notes payable to related parties and had $456,000 of new debt funding in the same period. For the three months ended March 31, 2011, we paid $10,710 of principal on notes payable and notes payable to related parties and had $50,000 of new debt funding.

The total change in cash for the three months ended March 31, 2012 was a decrease of $1,631.

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

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2012	2012	2013	2014	2015	2016+
Notes payable	$4,257,410	$1,496,455	$252,418	$418,370	$432,765	$1,657,402
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	295,385	78,934	93,269	93,330	29,852	-
Total	$4,582,795	$1,605,389	$345,687	$511,700	$462,617	$1,657,402

Following is the status of notes payable:

	March 31, 2012	December 31, 2011

In default	$1,120,058	$1,007,824
Not in default	3,137,352	2,808,938

Total Notes Payable	$4,257,410	$3,816,762

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $209,333 for the three months ended March 31, 2012 and although we had net income of $52,955 for the three months ended March 31, 2011, we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2012, we had negative working capital of approximately $9.9 million (although this figure includes deferred revenue of approximately $2.7 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Related Party Transactions

In January 2012, NOW Solutions borrowed $26,000 from a related party. The borrowing is due on demand and does not bear interest.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial and a third party lender. Mr. Farias serves as our Executive Vice-President of Business Development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

•	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
•	There is a lack of sufficient accounting staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2011, as filed on April 2, 2012.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2011.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At March 31, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of May 15, 2012.

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

On March 8, 2012, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion to stay all judicial proceedings pending the outcome of an ex parte reexamination of each of the Patents-in-Suit by the USPTO.

On April 18, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the office action, the USPTO indicated that Claims 1-11, 18, 19, 21-33, 40, 41 and 45-53 are subject to reexamination; Claims 12-17, 20, 34-39, 42-44 are not subject to reexamination; Claims 6, 8, 19, 30, 32, 41, 50, and 51 are patentable and/or confirmed; and Claims 1-5,7, 9-11, 18, 21-29, 31, 33, 40, 45-49, 52, and 53 are rejected.  The Company is in the process of responding to this office action and intends to vigorously prosecute its claims of the Patents-in-Suit to the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, payable in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company will be obligated to pay CCS an additional $60,000 in the event it does not make timely payment within 5 days of notice from CCS. The Company has made all payments due under the settlement agreement as of May 15, 2012.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2011, as filed on April 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

During the period from April 1, 2012 to May 15, 2012, the Company granted 300,000 unregistered shares of our common stock (at a fair market value of $4,650) to a consultant pursuant to a restricted stock agreement with the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012	Provided herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012	Provided herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012	Provided herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 15, 2012	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer

May 15, 2012	By:	/s/ Freddy Holder
Freddy Holder
Chief Financial Officer

