Form 10-Q
period 2012-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2012-08-14
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, the issuer had 999,435,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$58,094	$132,452
Accounts receivable, net of allowance for bad debts of $26,887 and $12,483	133,847	412,293
Prepaid expenses and other current assets	132,030	137,302
Total current assets	323,971	682,047

Property and equipment, net of accumulated depreciation of $1,016,284 and $1,006,512	33,118	41,050
Intangible assets, net of accumulated amortization of $197,673 and $175,551	836,634	694,294
Deposits and other	15,214	15,695

Total assets	$1,208,937	$1,433,086

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,427,184	$6,566,970
Bank overdraft	14,956	20,401
Deferred revenue	2,407,157	2,549,718
Derivative liability	13,100	24,235
Convertible debenture	30,000	30,000
Current portion - notes payable	1,159,555	800,374
Current portion - notes payable to related parties	367,117	346,183
Total current liabilities	10,419,069	10,337,881

Non-current portion – notes payable	2,424,990	2,330,526
Non-current portion – notes payable to related parties	349,032	339,679

Total liabilities	13,193,091	13,008,086

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2012	2011
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized
997,935,151 and 997,335,151 issued and outstanding as of June 30, 2012 and December 31, 2011	9,979	9,973
Additional paid-in-capital	19,254,154	19,240,060
Accumulated deficit	(40,751,270)	(40,372,612)
Accumulated other comprehensive income – foreign currency translation	(160,990)	(155,738)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(21,648,127)	(21,278,317)

Noncontrolling interest	(238,051)	(198,707)
Total stockholders’ deficit	(21,886,178)	(21,477,024)

Total liabilities and stockholders' deficit	$1,208,937	$1,433,086

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Licensing and software	$-	$31,221	$1,000	$199,103
Software maintenance	1,153,451	1,154,731	2,290,123	2,262,120
Cloud-based offering	119,690	168,445	256,767	314,705
Consulting services	110,190	148,075	203,920	323,480
Other	21,701	16,786	42,982	48,013
Total revenues	1,405,032	1,519,258	2,794,792	3,147,421

Cost of revenues	698,917	709,859	1,386,790	1,412,358

Gross profit	706,115	809,399	1,408,002	1,735,063

Operating expenses:
Selling, general and administrative expenses	730,358	707,562	1,449,523	1,422,341
Depreciation and amortization	16,319	16,309	31,894	33,197
Bad debt expense	-	-	20,872	-
Total operating expenses	746,677	723,871	1,502,289	1,455,538

Income (loss) from operations	(40,562)	85,528	(94,287)	279,525

Other income (expense):
Gain on derivative liability	10,087	3,275	11,135	-
Loss on extinguishment of debt	(15,000)	-	(15,000)	-
Interest expense	(163,194)	(154,861)	(319,850)	(292,628)

Net loss	(208,669)	(66,058)	(418,002)	(13,103)
Net loss attributable to noncontrolling interest	19,743	20,881	39,344	40,207
Net loss attributable to Vertical Computer Systems, Inc.	(188,926)	(45,177)	(378,658)	27,104
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(335,926)	$(192,177)	$(672,658)	$(266,896)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,673,612	997,335,151	997,604,382	997,335,151

Comprehensive loss
Net loss	$(208,670)	$(66,058)	$(418,002)	$(13,103)
Translation adjustments	61,624	(99,524)	(5,252)	(141,445)
Comprehensive income loss	(147,046)	(165,582)	(423,254)	(154,548)
Comprehensive loss attributable to noncontrolling interest	19,744	20,881	39,344	40,207
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(127,302)	$(144,701)	(383,910)	(114,341)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(40,372,612)	$(155,738)	$(198,707)	$(21,477,024)

Issuance of restricted stock	600,000	6	14,094	-	-	-	14,100

Other comprehensive income translation adjustment	-	-	-	-	(5,252)	-	(5,252)

Net loss	-	-	-	(378,658)	-	(39,344)	(418,002)

Balances at June 30, 2012	997,935,151	$9,979	$19,254,154	$(40,751,270)	$(160,990)	$(238,051)	$(21,886,178)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(418,002)	$(13,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,894	33,197
Amortization of debt discounts	50,300	16,354
Bad debt expense	20,872	-
Loss on derivatives	(11,135)	-
Changes in operating assets and liabilities:
Accounts receivable	264,104	84,896
Prepaid expenses and other assets	(777)	9,431
Accounts payable and accrued liabilities	(101,332)	(77,888)
Deferred revenue	(142,561)	24,090
Net cash used in operating activities	(306,637)	76,977

Cash flow from investing activities:
Software development	(164,462)	(145,484)
Purchase of property and equipment	(1,840)	(12,798)

Net cash used in investing activities	(166,302)	(158,282)
Cash flows from financing activities:
Borrowings on notes payable	462,343	50,000
Payments of notes payable	(58,999)	(2,998)
Borrowings on related party debt	26,000	-
Payments on related party debt	(5,066)	(20,955)
Payments made on extinguishment of debt	(15,000)	-
Bank overdraft	(5,445)	(48,435)
Net cash provided by financing activities	403,833	(22,388)

Effect of changes in exchange rates on cash	(5,252)	(141,445)
Net change in cash and cash equivalents	(74,358)	(245,138)
Cash and cash equivalents, beginning of period	132,452	272,970
Cash and cash equivalents, end of period	$58,094	$27,832

Supplemental disclosures of cash flow information:
Cash paid for interest	$157,270	$140,889

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$9,353	$6,614
Common shares issued for accrued stock compensation	14,100	-

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

For the six months ended June 30, 2012 and 2011, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2012 and 2011 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2012, we had negative working capital of approximately $10.1 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2012:

December 31, 2011	$3,160,900
Repayments of third party notes	(58,999)
Borrowings from third parties	462,343
Amortization of debt discount	50,300
June 30, 2012	$3,614,544

 In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to a third party lender in connection with an $80,000 loan from the lender, which was originally due on March 15, 2012. NOW Solutions granted the third party lender a security interest in all of its assets to secure the obligations under the note, which is junior to the presented indebtedness of NOW Solutions to Tara Financial. A discount of $25,300 was recorded on the note which was fully amortized to interest expense during the six months ended June 30, 2012. The Company has paid consideration totaling $15,000 plus interest at 18% per annum for an extension by the lender of the maturity date of the note to July 16, 2012. This transaction was determined to be a debt extinguishment, and the $15,000 consideration paid was recorded as a loss on extinguishment of debt during the six months ended June 30, 2012. On July 16, 2012, the Company paid an additional $5,000 to extend the maturity date of the note to August 14, 2012.

In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to a third party lender in connection with an $80,000 loan from the lender, which was originally due on March 15, 2012. NOW Solutions granted the third party lender a security interest in all of its assets to secure the obligations under the note, which is junior to the presented indebtedness of NOW Solutions to Tara Financial. A discount of $25,300 was recorded on the note which was fully amortized to interest expense during the six months ended June 30, 2012. The Company has paid consideration totaling $15,000 plus interest at 18% per annum for an extension by the lender of the maturity date of the note to July 16, 2012. This transaction was determined to be a debt extinguishment, and the $15,000 consideration paid was recorded as a loss on extinguishment of debt during the six months ended June 30, 2012. On July 16, 2012, the Company paid an additional $5,000 to extend the maturity date of the note to August 14, 2012.

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

In March 2012, the Company issued a promissory note to a third party lender in the principal amount of $275,000, bearing interest at 12% per annum. While the due date of the note has been extended until September 1, 2012, the note bears interest at an interest rate of 18% per annum until paid. The note was issued in connection with a loan of $250,000 to the Company. The Company recorded a discount of $25,000 on this note which is going to be amortized over the life of the note. The Company fully amortized this discount into interest expense during the six months ended June 30, 2012.

In May 2012, the Company borrowed $30,000 and $2,343 from third parties. The notes are due on demand and do not bear interest.

During the six months ended June 30, 2012 and 2011, the Company made interest payments of $157,270 and $140,889, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2012 and December 31, 2011, the fair value of the derivative liability was $13,100 and $24,235.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $11,135 for the six months ended June 30, 2012. For the six months ended June 30, 2011 there was no gain or loss related to the change in the fair value of derivative liabilities.

The valuation of our embedded derivatives is determined by using the VCSY stock price at June 30, 2012. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2012 and December 31, 2011:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$13,100	$-	$-

As of December 31, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$24,235	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the six months ended June 30, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

During the six months ended June 30, 2012, the Company granted 300,000 unregistered shares of our common stock (at a fair market value of $4,650) to a consultant pursuant to a restricted stock agreement with the Company. These shares vest through May 1, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $4,650.

As of June 30, 2012, we have determined that we have (i) the following shares of common stock issued, (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and (iii) a contractual commitment to issue the shares of common stock indicated below:

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

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the six months ended June 30, 2012 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2011	600,000	$0.03100
Granted	1,500,000	0.01890
Vested	(600,000)	0.03380
Forfeited/Cancelled	-	-
Non Vested Balance at June 30, 2012	1,500,000	$0.02190

As of June 30, 2012, there was $26,262 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

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

The following table reflects our related party debt activity for the six months ended June 30, 2012:

December 31, 2011	$685,862
Borrowings from related parties	26,000
Payments to related parties	(5,066)
Reclassification of accrued interest to principal	9,353
June 30, 2012	$716,149

Note 8. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At June 30, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of August 14, 2012 and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

On April 18, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the office action, the USPTO indicated that Claims 1-11, 18, 19, 21-33, 40, 41 and 45-53 are subject to reexamination; Claims 12-17, 20, 34-39, 42-44 are not subject to reexamination; Claims 6, 8, 19, 30, 32, 41, 50, and 51 are patentable and/or confirmed; and Claims 1-5,7, 9-11, 18, 21-29, 31, 33, 40, 45-49, 52, and 53 are rejected.  On June 21, 2012, the USPTO notified the Company of a new office action concerning this patent.

Also on June 21, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 7,716,629.  In the office action, the USPTO indicated that Claims 1-6, 8-17, 19-26 and 28-32 are subject to reexamination; Claims 7, 18, and 27 are not subject to reexamination; Claims 6, 17, 21-26 and 28-32 are patentable and/or confirmed; and Claims 1-5, 8-16, 19, and 20 are rejected.  The Company is in the process of responding to both office actions and intends to vigorously prosecute its claims of the Patents-in-Suit to the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company has made payments of $30,000 and, as of August 14, 2012, owes CCS approximately $164,000 (which includes an additional $60,000 due to its failure of its obligation to make timely payment to CCS).

Note 9. Subsequent Events

For subsequent events involving litigation, please see “Legal Proceedings” in Note 8.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2012 and 2011, $164,462 and $145,484 of internal costs were capitalized, respectively.

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

Results of Operations

Three and six months ended June 30, 2012 Compared To Three and six months ended June 30, 2011

Total Revenues. We had total revenues of $1,405,032 and $1,519,258 for the three months ended June 30, 2012 and 2011, respectively. The decrease in total revenues was $114,226 for the three months ended June 30, 2012 representing a 7.5% decrease compared to the total revenues for the three months ended June 30, 2011. Substantially all of the revenues for the three months ended June 30, 2012 and June 30, 2011 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $29,813 or 2.1% of total revenues for the three months ended June 30, 2012 and $38,032 or 2.5% of total revenues for the three months ended June 30, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $31,221 compared to that for the three months ended June 30, 2011, as there were no new licensing sales of our emPath® product during the second quarter of 2012. Software maintenance in the three months ended June 30, 2012 decreased by $1,280 or 0.1% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to contractual increases to existing customer maintenance agreements somewhat offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended June 30, 2012 decreased by $37,885 from the same period in the prior year, which represents a 25.6% decrease. This decrease was due to a completed version upgrade during the second quarter of 2011 and the effects of unfavorable currency exchange rates. Cloud-based revenues were $119,690 for the three months ended June 30, 2012 compared to $168,445 for the same period in the prior year, representing a $48,755 decrease or 28.9%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 3 months ended June 30, 2012. Other revenue in the three months ended June 30, 2012 increased by $4,915 or 29.3% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,794,792 and $3,147,421 in the six months June 30, 2012 and 2011, respectively. The decrease in total revenues was $352,629 for the six months ended June 30, 2012 representing a 11.2% decrease compared to the total revenues for the six months ended June 30, 2011. Substantially all of the revenues for the six months ended June 30, 2012 and June 30, 2011 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $58,113 or 2.1% for the six months ended June 30, 2012 and $70,506 or 2.2% for the six months ended June 30, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $198,103 compared to that for the six months ended June 30, 2011 as there were substantially no new licensing sales of our emPath® product during the six months ended June 30, 2012. Software maintenance in the six months ended June 30, 2012 increased by $28,003 or 1.2% from the same period in the prior year. The revenue increase in software maintenance is primarily due to contractual increases to existing customer maintenance agreements somewhat offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the six months ended June 30, 2012 decreased by $119,560 from the same period in the prior year, which represents a 37.0% decrease. This decrease was due to completed consulting projects compared to the same period in 2011 and the effects of unfavorable currency exchange rates. Cloud-based revenues were $256,767 for the six months ended June 30, 2012 compared to $314,705 for the same period in the prior year, representing a $57,938 decrease or 18.4%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 6 months ended June 30, 2012. Other revenue in the six months ended June 30, 2012 decreased by $5,031 or 10.5% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $698,917 for the three months ended June 30, 2012, compared to $709,859 for the three months ended March 31, 2011. The decrease in cost of revenues of $10,942 represents a 1.5% decrease. The decrease in direct cost of revenues was primarily due to decreased costs for third-party hosting expenses, lower travel expenses for consultants and lower payroll and commissions. During the three months ended June 30, 2012 and 2011, $78,833 and $78,062 of internal costs were capitalized, respectively.

For the six months ended June 30, 2012, direct costs of revenues were $1,386,790 compared to 1,412,358 for the same period in 2011 resulting in a decrease of $25,568 or 1.8%. The decrease in direct cost of revenues was primarily due to decreased costs for third-party hosting expenses, lower travel expenses for consultants and lower payroll and commission costs. During the six months ended June 30, 2012 and 2011, $164,462 and $145,484 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $730,358 and $707,562 in the three months ended June 30, 2012 and 2011, respectively. The increase of $22,796 is 3.2% more than the same period in 2011. We had higher employee expenses due to higher salaries, higher tax assessments related to our Canadian subsidiary and higher late fees and bank charges somewhat offset by lower travel expenses, legal fees and decreased consulting services.

For the six months ended June 30, 2012 we had $1,449,523 compared to $1,422,341 for the six months ended June 30, 2011. The $27,182 or 1.9% increase is due higher legal and professional fees due to patent applications somewhat offset by decreased consulting services, travel and more capitalized software development costs for products in development. Of the SG&A expenses for the six months ended June 30, 2012 and June 30,2011, $336,000 and $336,000, respectively, represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc., and SnAPPnet, Inc. and

Bad Debt Expense. We had bad debt expense of $20,872 for the six months ended June 30, 2012. The expense related to the non-payment of a portion of one of Now Solutions, Inc. customer invoices.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The gain on derivative liability was $10,087 for the three months ended June 30, 2012 compared to a gain of $3,275 for the same period in 2011. The gain on derivative liability was $11,135 for the six months ended June 30, 2012. There was no gain or loss on derivative liability for the six months ended June 30, 2011 as the market value of the Company’s common stock was the same at December 31, 2010 and June 30, 2011.

Interest Expense, net. We had net interest expense of $163,194 and $154,861 for the three months ended March 31, 2012 and 2011, respectively. Interest expense increased in 2012 by $8,334 representing an increase of 5.4% compared to the same expense in the three months ended June 30, 2011. The increase was primarily due to $25,000 of debt discounts recorded in the second quarter of 2012 somewhat offset by decreased interest on declining debt balances.

For the six months ended June 30, 2012, we had net interest expense of $319,850 compared to $292,628 for the same period in 2011, representing a $27,222 or 9.3% increase for the period. The increase was primarily due an increase in amortization of a debt discount for 2012 compared to 2011.

Loss on extinguishment of debt. We had loss on debt extinguishment of $15,000 for the six months ended June 30, 2012. The expense related to payments made to extend the maturity date of a note payable.

Net Income(loss). We had a net loss of $208,669 and $66,058 for the three months ended June 30, 2012 and 2011, respectively. The net loss for the three months ended June 30, 2012 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $55,563. This was reduced by interest expense and increased by gain on derivative liability, resulting in a net loss of $208,670 for the three months ended June 30, 2012. For the three months ended June 30, 2011, the net loss of $66,058 was reduced by interest expense of $154,861, and increased by a gain on derivative liability.

We incurred net losses of $418,002 and $13,103 for the six months ended June 30, 2012 and 2011, respectively. The changes were due to the reasons discussed above.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2012 and 2011 and $294,000 for both the six months ended June 30, 2012 and 2011.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $335,926 and $192,177 for the three months ended June 30, 2012 and 2011, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $672,658 and $266,896 for the six months ended June 30, 2012 and 2011, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had non-restricted cash-on-hand of $58,094 compared to $132,452 at December 31, 2011.

Net cash used in operating activities for the six months ended June 30, 2012 was $306,637 compared to net cash provided by operating activities of $76,977 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we collected cash from our customers of $2,803,999. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,959,432, attorney fees of $36,443, professional fees and consulting fees of $174,784, interest payments of $257,270, taxes (including sales tax and VAT) of $352,717, and other regular trade payables of $344,990. For the six months ended June 30, 2011, we collected cash from our customers of $3,190,250 and other miscellaneous receipts of $60,609. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,969,925, attorney fees of $52,462, professional fees and consulting fees of $292,901, interest expense of $140,889, taxes (including sales tax and VAT) of $297,515, and other regular trade payables of $420,191.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $142,561 or 5.6% from the balance at December 31, 2011. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $412,293 at December 31, 2011 to $133,847 (net of allowance for bad debts) at June 30, 2012. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $6,566,970 at December 31, 2011 to $6,427,184 at June 30, 2012. As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable. The resulting balance at June 30, 2012 is 48 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2012 and June 30, 2011 of $166,302 and $158,282, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2012, we paid $64,065 of principal on notes payable and notes payable to related parties and had $488,343 of new debt funding in the same period. We also paid $15,000 to a lender in order to extend the maturity date of a loan. For the six months ended June 30, 2011, we paid $23,953 of principal on notes payable and notes payable to related parties and had $50,000 of new debt funding in the same period.

The total change in cash for the six months ended June 30, 2012 was a decrease of $74,358.

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

	Balance at	Due in Next Five Years
Contractual Obligations	June 30, 2012	2012	2013	2014	2015	2016+
Notes payable	$4,300,694	$1,526,676	$246,342	$413,428	$434,350	$1,679,898
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	264,857	48,406	93,269	93,330	29,852	-
Total	$4,595,551	$1,605,082	$339,611	$506,758	$464,202	$1,679,898

Following is the status of notes payable:

	June 30, 2012	December 31, 2011

In default	$1,244,103	$1,007,824
Not in default	3,056,591	2,808,938

Total Notes Payable	$4,300,694	$3,816,762

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $418,002 and $13,103 for the six months ended June 30, 2012 and 2011, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2012, we had negative working capital of approximately $10.1 million (although this figure includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At June 30, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of August 14, 2012 and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

On April 18, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the office action, the USPTO indicated that Claims 1-11, 18, 19, 21-33, 40, 41 and 45-53 are subject to reexamination; Claims 12-17, 20, 34-39, 42-44 are not subject to reexamination; Claims 6, 8, 19, 30, 32, 41, 50, and 51 are patentable and/or confirmed; and Claims 1-5,7, 9-11, 18, 21-29, 31, 33, 40, 45-49, 52, and 53 are rejected.  On June 21, 2012, the USPTO notified the Company of a new office action concerning this patent.

Also on June 21, 2012, the USPTO notified the Company of an office action concerning the ex parte reexamination of United States Patent No. 7,716,629.  In the office action, the USPTO indicated that Claims 1-6, 8-17, 19-26 and 28-32 are subject to reexamination; Claims 7, 18, and 27 are not subject to reexamination; Claims 6, 17, 21-26 and 28-32 are patentable and/or confirmed; and Claims 1-5, 8-16, 19, and 20 are rejected.  The Company is in the process of responding to both office actions and intends to vigorously prosecute its claims of the Patents-in-Suit to the USPTO.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company has made payments of $30,000 and, as of August 14, 2012, owes CCS approximately $164,000 (which includes an additional $60,000 due to its failure of its obligation to make timely payment to CCS).

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2011, as filed on April 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

During the six months ended June 30, 2012, the Company granted 300,000 unregistered shares of our common stock (at a fair market value of $4,650) to a consultant pursuant to a restricted stock agreement with the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Provided herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Provided herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Provided herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Provided herewith
101.INS*	XBRL Instance Document	Provided herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Provided herewith
101.LAB*	XBRL Taxonomy Extension Label Document	Provided herewith
101.PR*	XBRL Taxonomy Extension Presentation Document	Provided herewith
101.DEF*	XBRL Taxonomy Extension Definition Document	Provided herewith

* To be filed by the Company with its 10-Q/A, which the Company anticipates filing within the 30 day grace period for detailed XBRL tagging under rules adopted by the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 14, 2012	By: /s/ Richard Wade
Richard Wade
President and Chief Executive Officer

August 14, 2012	By: /s/ Freddy Holder
Freddy Holder
Chief Financial Officer

