Form 10-Q/A
period 2012-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2012-09-13
CIK 1099509

UNITED STATES

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

PART II — OTHER INFORMATION

The purpose of this Amendment No. 1 on Form 10-Q/A to Vertical Computer Systems, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Vertical Computer Systems’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2012	Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Provided herewith

101.CAL*	XBRL Taxonomy Extension Calculation Document	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Document	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Document	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

* Furnished with this Form 10-Q/A. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

September 12, 2012	By: /s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)