Form 10-Q
period 2012-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2012-11-19
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

____________________________

Commission file number 0-28685

____________________________

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

As of November 16, 2012, the issuer had 999,435,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$10,647	$132,452
Accounts receivable, net of allowance for bad debts of $27,777 and $12,483	173,463	412,293
Prepaid expenses and other current assets	134,683	137,302
Total current assets	318,793	682,047

Property and equipment, net of accumulated depreciation of $1,020,517 and $1,006,512	28,926	41,050
Intangible assets, net of accumulated amortization of $208,243 and $175,551	908,231	694,294
Deposits and other	15,416	15,695

Total assets	$1,271,366	$1,433,086

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$7,138,678	$6,566,970
Bank overdraft	21,342	20,401
Deferred revenue	2,028,656	2,549,718
Derivative liability	24,890	24,235
Convertible debenture	30,000	30,000
Current portion - notes payable	3,394,171	800,374
Current portion - notes payable to related parties	377,117	346,183
Total current liabilities	13,014,854	10,337,881

Non-current portion – notes payable	344,000	2,330,526
Non-current portion – notes payable to related parties	349,032	339,679

Total liabilities	13,707,886	13,008,086

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2012	2011
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 997,935,151 and 997,335,151 issued and outstanding as of September 30, 2012 and December 31, 2011	9,979	9,973
Additional paid-in-capital	19,254,154	19,240,060
Accumulated deficit	(41,081,184)	(40,372,612)
Accumulated other comprehensive income – foreign currency translation	(264,609)	(155,738)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(22,081,660)	(21,278,317)

Noncontrolling interest	(256,884)	(198,707)
Total stockholders’ deficit	(22,338,544)	(21,477,024)

Total liabilities and stockholders' deficit	$1,271,366	$1,433,086

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Licensing and software	$-	$-	$1,000	$199,103
Software maintenance	1,127,348	1,113,012	3,417,471	3,375,132
Cloud-based offering	95,702	148,631	352,469	463,336
Consulting services	44,944	149,105	248,864	472,585
Other	17,620	30,716	60,602	78,728
Total revenues	1,285,614	1,441,464	4,080,406	4,588,884

Cost of revenues	583,433	624,165	1,970,223	2,037,806

Gross profit	702,181	817,299	2,110,183	2,551,078

Operating expenses:
Selling, general and administrative expenses	844,697	917,906	2,294,221	2,338,963
Depreciation and amortization	14,804	16,616	46,698	49,813
Bad debt expense	-	-	20,872	-
Total operating expenses	859,501	934,522	2,361,791	2,388,776
Income (loss) from operations	(157,320)	(117,223)	(251,608)	162,302

Other income (expense):
Interest income	-	3	15	13
Gain on derivative liability	(11,790)	5,895	(655)	5,895
Loss on extinguishment of debt	(5,000)	-	(20,000)	-
Interest expense	(174,636)	(162,723)	(494,501)	(455,360)

Net loss	(348,746)	(274,048)	(766,749)	(287,150)
Net loss attributable to noncontrolling interest	18,832	31,262	58,177	71,469
Net loss attributable to Vertical Computer Systems, Inc.	(329,914)	(242,786)	(708,572)	(215,681)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(476,914)	$(389,786)	$(1,149,572)	$(656,681)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	997,935,151	997,335,151	997,715,443	997,335,151

Comprehensive loss
Net loss	$(348,746)	$(274,048)	$(766,749)	$(287,150)
Translation adjustments	(103,619)	195,818	(108,871)	54,373
Comprehensive loss	(452,365)	(78,230)	(875,620)	(232,777)
Comprehensive loss attributable to noncontrolling interest	18,832	31,262	58,177	71,469
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(433,533)	$(46,968)	(817,443)	(161,308)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(40,372,612)	$(155,738)	$(198,707)	$(21,477,024)

Issuance of restricted stock	600,000	6	14,094	-	-	-	14,100

Other comprehensive income translation adjustment	-	-	-	-	(108,871)	-	(108,871)

Net loss	-	-	-	(708,572)	-	(58,177)	(766,749)

Balances at September 30, 2012	997,935,151	$9,979	$19,254,154	$(41,081,184)	$(264,609)	$(256,884)	$(22,338,544)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net loss	$(766,749)	$(287,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,698	49,813
Amortization of debt discounts	50,300	16,354
Bad debt expense	20,872	-
(Gain) Loss on derivatives	655	(5,895)
Changes in operating assets and liabilities:
Accounts receivable	236,422	357,610
Employee receivables	-	1,481
Prepaid expenses and other assets	(15,568)	10,360
Accounts payable and accrued liabilities	615,160	223,568
Deferred revenue	(521,058)	(311,505)
Net cash provided by (used in) operating activities	(333,268)	54,636

Cash flow from investing activities:
Software development	(240,029)	(228,154)
Purchase of property and equipment	(8,481)	(27,417)
Net cash used in investing activities	(248,510)	(255,571)

Cash flows from financing activities:
Borrowings on notes payable	742,405	50,000
Payments of notes payable	(185,434)	-
Borrowings on related party debt	36,000	8,000
Payments on related party debt	(5,066)	(27,901)
Payments made on extinguishment of debt	(20,000)	-
Bank overdraft	940	(31,769)
Net cash provided by (used in) financing activities	568,845	(1,670)

Effect of changes in exchange rates on cash	(108,872)	54,373
Net change in cash and cash equivalents	(121,805)	(148,232)
Cash and cash equivalents, beginning of period	132,452	272,970
Cash and cash equivalents, end of period	$10,647	$124,738

Supplemental disclosures of cash flow information:
Cash paid for interest	$246,263	$166,896

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$9,353	$9,500
Common shares issued for accrued stock compensation	14,100	-
Conversion of accounts payable to debt	-	364,679

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its subsidiaries. NOW Solutions, a wholly-owned subsidiary of Vertical currently maintains daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), SnAPPnet, Inc. (“SnAPPnet”), and OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time) a 90% owned subsidiary, are entities with minor activities. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2011 annual report on Form 10-K have been omitted.

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

For the nine months ended September 30, 2012 and 2011, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2012 and 2011 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2012, we had negative working capital of approximately $12.7 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the nine months ended September 30, 2012:

December 31, 2011	$3,160,900
Repayments of third party notes	(185,434)
Borrowings from third parties	742,405
Amortization of debt discount	50,300
September 30, 2012	$3,768,171

In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to a third party lender in connection with an $80,000 loan from the lender, which was originally due on March 15, 2012. NOW Solutions granted the third party lender a security interest in all of its assets to secure the obligations under the note, which was junior to the present indebtedness of NOW Solutions to Tara Financial. A discount of $25,300 was recorded on the note which was fully amortized to interest expense during the nine months ended September 30, 2012. The Company paid consideration totaling $20,000 for extensions by the lender of the maturity date of the note until all outstanding amounts due under the note (including interest at 18% per annum and other costs) were paid off on August 28, 2012. These transactions were determined to be a debt extinguishment, and the $20,000 consideration paid was recorded as a loss on extinguishment of debt during the nine months ended September 30, 2012.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial. Mr. Farias serves as our Executive Vice-President of Business Development.

In March 2012, NOW Solutions issued a promissory note in the principal amount of $100,000 to a third party lender in connection to a $100,000 loan from the lender, bearing interest at 12% per annum, payable in monthly installments. In August 2012, NOW Solutions issued a $150,000 note for loans made by a third party in the aggregate amount of $150,000. In connection with these loans, the Company amended the payment terms of the notes issued by the Company and NOW Solutions in the aggregate principal of $484,000 (which includes the $100,000 note issued above). To secure this note and other notes issued by the Company and NOW Solutions for loans made by this lender, the Company and its subsidiaries granted the third party lender a security interest in the Company’s Emily™ technology to secure obligations in the aggregate principal amount of $484,000. In consideration of all loans by the lender SnAPPnet agreed to pay a 5% royalty on gross sales up to $484,000 and VHS agreed to issue a total of 25,000 shares of VHS Series B Preferred Stock.

In March 2012, the Company issued a promissory note to a third party lender in the principal amount of $275,000, bearing interest at 12% per annum. While the due date of the note was been extended until September 1, 2012, the note is in default and bears interest at an interest rate of 18% per annum until the outstanding principal balance under the Note has been paid. The note was issued in connection with a loan of $250,000 to the Company. The Company recorded a discount of $25,000 on this note which was fully amortized into interest expense during the nine months ended September 30, 2012.

On August 18, 2012, we received notice from Tara Financial Services, Inc. (“Tara”) claiming that the payments we made under certain promissory notes did not cure the payment defaults and the balances due under these notes would be accelerated. The Company and NOW Solutions maintain that the payments were timely made to cure the defaults. The dispute concerns include two NOW Solutions notes in the original amounts of $359,560 and $955,103, respectively, and a note issued by the Company in the original amount of $438,795. At November 16, 2012, we are currently in discussions with Tara to resolve all disputes. The Company has classified these notes as short term debt on the balance sheet.

During the nine months ended September 30, 2012, the Company borrowed an aggregate of $162,405 from various third parties. The notes are due on demand and bear interest at a rate of 10-12% per annum.

During the nine months ended September 30, 2012 and 2011, the Company made interest payments of $246,263 and $166,896, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2012 and December 31, 2011, the fair value of the derivative liability was $24,890 and $24,235.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a loss of $655 for the nine months ended September 30, 2012. For the nine months ended September 30, 2011 there was a $5,895 gain related to the change in the fair value of derivative liabilities.

The valuation of our embedded derivatives is determined by using the VCSY stock price at September 30, 2012. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2012 and December 31, 2011:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$24,890	$-	$-

As of December 31, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$24,235	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the nine months ended September 30, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

During the nine months ended September 30, 2012, the Company granted 300,000 unregistered shares of our common stock to a consultant pursuant to a restricted stock agreement with the Company. These shares vest through May 1, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $4,650.

During the nine months ended September 30, 2012, 600,000 unregistered shares of our common stock vested pursuant to agreements with employees of the Company and NOW Solutions. The fair value of the shares that vested during the nine months ended September 30, 2012 was $14,100.

During the nine months ended September 30, 2012, 400,000 unregistered shares of our common stock were forfeited as an employee resigned.

As of September 30, 2012, we have determined that the Company has (i) the following shares of common stock issued, (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and (iii) a contractual commitment to issue the shares of common stock indicated below:

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

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the nine months ended September 30, 2012 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2011	600,000	$0.03100
Granted	1,500,000	0.01890
Vested	(600,000)	0.03380
Forfeited/Cancelled	(400,000)	0.03100
Non Vested Balance at September 30, 2012	1,100,000	$0.01860

As of September 30, 2012, there was $14,810 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

In January 2012, NOW Solutions borrowed $26,000 from a related party. The borrowing is due on demand and does not bear interest.

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial. Mr. Farias serves as our Executive Vice-President of Business Development.

The following table reflects our related party debt activity for the nine months ended September 30, 2012:

December 31, 2011	$685,862
Borrowings from related parties	36,000
Payments to related parties	(5,066)
Reclassification of accrued interest to principal	9,353
September 30, 2012	$726,149

Note 8. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At September 30, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of November 16, 2012 and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

On October 12, 2012, the USPTO issued an ex parte reexamination certificate of United States Patent No. 7,716,629.  In the ex parte reexamination certificate, Claims 21-36, 29, 30, and 32 were confirmed; Claims 1, 8, 11, 13, 28 and 31 were determined to be patentable as amended, Claims 2-6, 9, 10, 12, 14-17, 19 and 20, which were dependent on an amended claim, were determined to be patentable, and Claims 7, 18 and 27 were not reexamined.

On October 25, 2012, the USPTO notified the Company of its intent to issue an ex parte reexamination certificate concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the notice of intent to issue ex parte reexamination certificate, the USPTO notified that the prosecution on the merits is closed in this ex parte reexamination proceeding and indicated that Claims 6, 8, 19, 22, 30, 32, 41, 44, 50, 51 were confirmed; Claims 1 and 26 were cancelled; ; Claims 12-17, 20, 34-39, 42 and 43 are not subject to reexamination; newly presented Claims 54-57 are patentable and continuation of patent claims amended: 2-5, 7, 9-11, 18, 21, 23-25, 27-29, 31, 33, 40, 45-49, 52 and 53.

On October 22, 2012, Interwoven filed a motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in the Interwoven Action. On November 4, 2012, we filed an opposition to Interwoven’s motion. A hearing for this motion is scheduled for December 13, 2012.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company had made payments of $30,000 and owes CCS approximately $164,000 (which includes an additional $60,000 due to its failure of its obligation to make timely payment to CCS). On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of September 30, 2012, the settlement amount of $164,000 is included in accounts payable and accrued liabilities.

On October 11, 2012, MicroFocus (US), Inc. (“MicroFocus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. MicroFocus seeks certain compensatory and statutory damages which the Company disputes. NOW Solutions is in discussions with MicroFocus to resolve the underlying issues of this lawsuit and will defend against the MicroFocus claims in court if necessary.

Note 9. Subsequent Events

In October 2012, the Company entered into an indemnity and reimbursement agreement with Richard Wade for a personal guarantee made by Mr. Wade under a $275,000 note payable issued by the Company to a third party in connection with an extension agreement between the Company and the holder of the note. Mr. Wade is the President and CEO of the Company.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2012 and 2011, $240,030 and $228,154 of internal costs were capitalized, respectively.

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

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform those. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Results of Operations

Three and Nine months ended September 30, 2012 Compared To Three and Nine months ended September 30, 2011

Total Revenues. We had total revenues of $1,285,614 and $1,441,464 for the three months ended September 30, 2012 and 2011, respectively. The decrease in total revenues was $155,850 for the three months ended September 30, 2012 representing a 10.8% decrease compared to the total revenues for the three months ended September 30, 2011. Substantially all of the revenues for the three months ended September 30, 2012 and 2011 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $17,572 or 1.4% of total revenues for the three months ended September 30, 2012 and $32,578 or 2.3% of total revenues for the three months ended September 30, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. There were no new licensing sales of our emPath® product during the third quarter of 2012 or 2011. Software maintenance in the three months ended September 30, 2012 increased by $14,336 or 1.3% from the same period in the prior year. The revenue increase in software maintenance is primarily due to contractual increases to existing customer maintenance agreements somewhat offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended September 30, 2012 decreased by $104,161 from the same period in the prior year, which represents a 69.9% decrease. This decrease was due to a completed version upgrades during the third quarter of 2011 and the effects of unfavorable currency exchange rates. Cloud-based revenues were $95,702 for the three months ended September 30, 2012 compared to $148,631 for the same period in the prior year, representing a $52,929 decrease or 35.6%. The decrease is primarily related to the loss of a major Canadian customer due to the customer being acquired for NOW Solutions and renegotiated contracts for our SnAPPnet offering during the 3 months ended September 30, 2012. Other revenue in the three months ended September 30, 2012 decreased by $13,096 or 42.6% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $4,080,406 and $4,588,884 in the nine months ended September 30, 2012 and 2011, respectively. The decrease in total revenues was $508,478 for the nine months ended September 30, 2012 representing an 11.1% decrease compared to the total revenues for the nine months ended September 30, 2011. Substantially all of the revenues for the nine months ended September 30, 2012 and 2011 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $75,695 or 1.9% of total revenues for the nine months ended September 30, 2012 and $103,084 or 2.2% of total revenues for the nine months ended September 30, 2011.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $198,103 compared to that for the nine months ended September 30, 2011 as there were substantially no new licensing sales of our emPath® product during the nine months ended September 30, 2012. Software maintenance in the nine months ended September 30, 2012 increased by $42,339 or 1.3% from the same period in the prior year. The revenue increase in software maintenance is primarily due to contractual increases to existing customer maintenance agreements somewhat offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the nine months ended September 30, 2012 decreased by $223,721 from the same period in the prior year, which represents a 47.3% decrease. This decrease was due to completed consulting projects compared to the same period in 2011 and the effects of unfavorable currency exchange rates. Cloud-based revenues were $352,469 for the nine months ended September 30, 2012 compared to $463,336 for the same period in the prior year, representing an $110,867 decrease or 23.9%. The decrease is primarily related to The decrease is primarily related to the loss of a major Canadian customer due to the customer being acquired for NOW Solutions and renegotiated contracts for our SnAPPnet offering during the nine months ended September 30, 2012. Other revenue in the nine months ended September 30, 2012 decreased by $18,126 or 23.0% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $583,433 for the three months ended September 30, 2012, compared to $624,165 for the three months ended September 30, 2011. The decrease in cost of revenues of $40,732 represents a 6.5% decrease. The decrease in direct cost of revenues was primarily due to decreased costs for third-party hosting expenses, lower travel expenses for consultants and lower payroll and commissions. During the three months ended September 30, 2012 and 2011, $75,568 and $82,770 of internal costs were capitalized, respectively.

For the nine months ended September 30, 2012, direct costs of revenues were $1,970,223 compared to $2,037,806 for the same period in 2011 resulting in a decrease of $67,583 or 3.3%. The decrease in direct cost of revenues was primarily due to decreased costs for third-party hosting expenses, lower travel expenses for consultants and lower payroll and commissions. During the nine months ended September 30, 2012 and 2011, $240,029 and $228,154 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $844,697 and $917,906 in the three months ended September 30, 2012 and 2011, respectively. The decrease of $73,209 is 8.0% less than the same period in 2011. We had lower employee expenses due to lower salaries, lower travel expenses, and legal fees and decreased consulting services. Of the selling, general and administrative expenses for the three months ended September 30, 2012 and 2011, $119,000 and $102,000 respectively, represented business development expenses for various initiatives being undertaken through VHS, PTS and SnAPPnet, Inc.

For the nine months ended September 30, 2012 we had $2,294,221 compared to $2,338,963 for the nine months ended September 30, 2011. The $44,742 or 1.9% decrease is due to lower legal and professional fees, decreased consulting services and travel. Of the selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011, $455,000 and $528,000, respectively, represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc., and SnAPPnet, Inc.

Bad Debt Expense. We had bad debt expense of $20,872 for the nine months ended September 30, 2012. The expense related to non-payment of a portion of one of NOW Solutions’ customer invoices.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. The loss on derivative liability was $11,790 for the three months ended September 30, 2012 compared to a gain of $5,895 for the same period in 2011. The loss on derivative liability was $655 for the nine months ended September 30, 2012 compared to a gain of $5,895 for the nine months ended September 30, 2011

Interest Expense. We had interest expense of $174,636 and $162,723 for the three months ended September 30, 2012 and 2011, respectively. Interest expense increased by $11,913 representing an increase of 7.3% compared to the same expense in the three months ended September 30, 2011. The increase was primarily due to $25,300 of debt discounts recorded in the second quarter of 2012 somewhat offset by decreased interest on declining debt balances.

For the nine months ended September 30, 2012, we had interest expense of $494,501 compared to $455,360 for the same period in 2011, representing a $39,141 or 8.6% increase for the period. The increase was primarily due to $50,300 of debt discounts recorded in 2012 somewhat offset by decreased interest on declining debt balances

Loss on extinguishment of debt. We had loss on debt extinguishment of $5,000 and $20,000 for the three and nine months ended September 30, 2012, respectively. The expense related to payments made to extend the maturity date of a note payable.

Net Income (loss). We had a net loss of $329,914 and $242,786 for the three months ended September 30, 2012 and 2011, respectively. The net loss for the three months ended September 30, 2012 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $157,320. This loss was increase by interest expense and a loss on derivative liability. The net loss for the three months ended September 30, 2011 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $117,223. The operating loss was increased by interest expense and slightly reduced by the gain on derivative liability.

We incurred net losses of $708,572 and $215,681 for the nine months ended September 30, 2012 and 2011, respectively. The changes were due to the reasons discussed above.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended September 30, 2012 and 2011 and $441,000 for both the nine months ended September 30, 2012 and 2011.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $476,914 and $389,786 for the three months ended September 30, 2012 and 2011, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,149,572 and $656,681 for the nine months ended September 30, 2012 and 2011, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

At September 30, 2012, we had non-restricted cash-on-hand of $10,647 compared to $132,452 at December 31, 2011.

Net cash used in operating activities for the nine months ended September 30, 2012 was $333,268 compared to net cash provided by operating activities of $54,636 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we collected cash from our customers of $3,507,852. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,504,358, attorney fees of $40,453, professional fees and consulting fees of $214,559, interest payments of $246,263, taxes (including sales tax and VAT) of $356,203, and other regular trade payables of $484,284. For the nine months ended September 30, 2011, we collected cash from our customers of $4,699,370 and other miscellaneous receipts of $74,441. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,985,401, attorney fees of $62,542, professional fees and consulting fees of $419,225, interest expense of $166,896, taxes (including sales tax and VAT) of $317,309, and other regular trade payables of $767,802.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $521,062 or 20.4% from the balance at December 31, 2011. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $412,293 at December 31, 2011 to $173,463 (net of allowance for bad debts) at September 30, 2012. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $6,566,970 at December 31, 2011 to $7,138,678 at September 30, 2012. As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable. The resulting balance at September 30, 2012 is 41 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2012 and September 30, 2011 of $248,510 and $255,571, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2012, we paid $190,500 of principal on notes payable and notes payable to related parties and had $778,405 of new debt funding in the same period. We also paid $20,000 to a lender in order to extend the maturity date of a loan. For the nine months ended September 30, 2011, we paid $27,901 of principal on notes payable and notes payable to related parties and had $58,000 of new debt funding in the same period.

The total change in cash for the nine months ended September 30, 2012 was a decrease of $121,805.

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

	Balance at September 30,	Due in Next Five Years
Contractual Obligations	2012	2012	2013	2014	2015	2016+
Notes payable	$4,464,320	$3,671,383	$130,005	$140,046	$160,781	$362,105
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	239,129	22,678	93,269	93,330	29,852	-
Total	$4,733,449	$3,724,061	$223,274	$233,376	$190,633	$362,105

Following is the status of notes payable:

	September 30, 2012	December 31, 2011

In default	$1,439,122	$1,007,824
Not in default	3,055,198	2,808,938

Total Notes Payable	$4,494,320	$3,816,762

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss available to common stockholders of $1,149,572 and $656,681 for the nine months ended September 30, 2012 and 2011, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2012, we had negative working capital of approximately $12.7 million (although this figure includes deferred revenue of approximately $2.0 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In February 2012, the Company and Robert Farias amended the terms of two notes in the principal amounts of $274,679 and $90,000, that were issued by NOW Solutions and VHS in July 2011 in connection with the cancellation of $364,679 of outstanding debt owed to Mr. Farias. Pursuant to the terms of the agreement, beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The amended payment terms for the notes consist of monthly interest only payments through 2012 with interest and principal payments of $5,000 to be allocated between the notes commencing January 31, 2013 until the notes are fully paid. Also in February 2012, NOW Solutions granted Mr. Farias a security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to a third party lender for a loan to NOW Solutions. This security interest is junior to the presented indebtedness of NOW Solutions to Tara Financial. Mr. Farias serves as our Executive Vice-President of Business Development.

In October 2012, the Company entered into an indemnity and reimbursement agreement with Richard Wade for a personal guarantee made by Mr. Wade under a $275,000 note payable issued by the Company to a third party in connection with an extension agreement between the Company and the holder of the note. Mr. Wade is the President and CEO of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At September 30, 2012, all payments to PSM have been made and this matter has been resolved.

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

On December 31, 2011, the Company and InfiniTek entered into a settlement agreement whereby the Texas Action and the California Action were both dismissed. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of November 16, 2012 and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

On October 12, 2012, the USPTO issued an ex parte reexamination certificate of United States Patent No. 7,716,629.  In the ex parte reexamination certificate, Claims 21-36, 29, 30, and 32 were confirmed; Claims 1, 8, 11, 13, 28 and 31 were determined to be patentable as amended, Claims 2-6, 9, 10, 12, 14-17, 19 and 20, which were dependent on an amended claim, were determined to be patentable, and Claims 7, 18 and 27 were not reexamined.

On October 25, 2012, the USPTO notified the Company of its intent to issue an ex parte reexamination certificate concerning the ex parte reexamination of United States Patent No. 6,826,744.  In the notice of intent to issue ex parte reexamination certificate, the USPTO notified that the prosecution on the merits is closed in this ex parte reexamination proceeding and indicated that Claims 6, 8, 19, 22, 30, 32, 41, 44, 50, 51 were confirmed; Claims 1 and 26 were cancelled; ; Claims 12-17, 20, 34-39, 42 and 43 are not subject to reexamination; newly presented Claims 54-57 are patentable and continuation of patent claims amended: 2-5, 7, 9-11, 18, 21, 23-25, 27-29, 31, 33, 40, 45-49, 52 and 53.

On October 22, 2012, Interwoven filed a motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in the Interwoven Action. On November 4, 2012, we filed an opposition to Interwoven’s motion. A hearing for this motion is scheduled for December 13, 2012.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in monthly installments of $5,000 through June 2012 and $10,000 thereafter until the outstanding balance has been paid. The Company had made payments of $30,000 and owes CCS approximately $164,000 (which includes an additional $60,000 due to its failure of its obligation to make timely payment to CCS). On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of September 30, 2012, the settlement amount of $164,000 is included in accounts payable and accrued liabilities.

On October 11, 2012, MicroFocus (US), Inc. (“MicroFocus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. MicroFocus seeks certain compensatory and statutory damages which the Company disputes. NOW Solutions is in discussions with MicroFocus to resolve the underlying issues of this lawsuit and will defend against the MicroFocus claims in court if necessary.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2011, as filed on April 2, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company granted 1,200,000 unregistered shares of our common stock to an employee of the Company and an employee of NOW Solutions pursuant to restricted stock agreements with the Company. These shares vest through March 27, 2014 and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $23,700.

During the nine months ended September 30, 2012, the Company granted 300,000 unregistered shares of our common stock (at a fair market value of $4,650) to a consultant pursuant to a restricted stock agreement with the Company.

During the nine months ended September 30, 2012, 600,000 unregistered shares of our common stock vested pursuant to agreements with employees of the Company and NOW Solutions.

During the nine months ended September 30, 2012, 400,000 unregistered shares of our common stock were forfeited as an employee resigned.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2012	Provided herewith

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2012	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Provided herewith

101.CAL*	XBRL Taxonomy Extension Calculation Document	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Document	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Document	Provided herewith

101.PR*	XBRL Taxonomy Extension Presentation Document	Provided herewith

* Furnished with this Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 19, 2012	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

