Form 10-K
period 2012-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2013-04-16
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐   No☒

Issuer’s revenues for fiscal year ended December 31, 2012: $5,471,034

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $9,812,711.

As of April 15, 2013, the issuer had 999,035,151 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Business Overview

We are a global provider of application software, cloud-based and software services, Internet core technologies, and intellectual property assets through our distribution network with operations or sales in the United States, Canada and Brazil.

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

Application Software

Our main application software, emPath®, which is designed to handle complex Payroll and Human Resources challenges, is developed, marketed and maintained by NOW Solutions. emPath® is natively Web-based which means that the application can easily be accessed with a web browser. NOW Solutions, our wholly owned subsidiary, is selling emPath® in the United States and Canadian markets both as a software solution and a Software-as-a-Service (“SaaS”) offering, also known as Cloud-based offering. For a description of our cloud computing model for emPath®, please see the section entitled “Cloud-based services” below.

In 2010, we completed the workflow engine for emPath® and continued improvements for its cloud computing model. We also implemented our new strategy of developing certain HR/payroll related modules that can be sold separately from emPath® or bundled with emPath® as a comprehensive solution. These new features, when coupled with experience gained with the product by the Brazil-based development staff (over the past seven years), have substantially facilitated faster product development. In addition, we have significantly improved the scalability of emPath® to meet the needs of small businesses as well as very large enterprise clients.

Our continuous effort to develop our emPath® product and its cloud-based offering platform has allowed us to finalize and launch our new module-based initiative whereby certain payroll/human resource modules can be marketed independently from emPath® or bundled as a comprehensive solution. A key objective of the module development initiative is to enable new modules to be sold to a smaller customer base (25 to 500 employee companies) in a simple standardized version. This version will have full functionality and all the benefits of a total enterprise solution, while maintaining scalability in order to meet the needs of and to compete for the largest corporate customers and government entities, which often have complex payroll rules.

Our newly released time and attendance software, PTS™, was designed with the flexibility to meet the needs of a simple small business requirements as well as the most complex union-intensive clients through a rule-based time policy system coupled with a dashboardlet™ feature for presentations of information supporting numerous databases including Oracle, DB2 and SQL. For a description of this feature, please see the section entitled “Internet Core Technologies” below.

PTS™ is currently marketed as a best-of-breed solution through Priority Time as well as an integrated suite with NOW Solutions’ emPath®, which we are marketing to emPath®’s existing customer base. The initial marketing effort focuses on the United States and Canadian markets.

We have other application software in various stages of development which will be marketed through our subsidiaries including Priority Time, Vertical Healthcare Solutions, Inc. (“VHS”), Taladin, SnAPPnet, Inc, and Government Internet Systems Inc. (“GIS”).

We believe that our application software, along with competitive set-up fees and aggressive implementation times, provide customers with upfront cost savings and significant increases in productivity for everyday operations.

Cloud-based services

In addition to our standard software application offering, we are providing an alternate delivery model: software-as-a-service, or simply “cloud-based.” Cloud-based is a software application delivery model where the company both develops and operates/hosts the application in data centers for use by its customers over the Internet.

It is a cost-effective, reliable and secure way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs of deploying the software in-house or the need to dedicate IT people on staff to monitor and upgrade such a system.

After completing the testing of its emPath® cloud-based model to ensure a robust and competitive solution, NOW Solutions began selling that offering to existing and new clients. This delivery model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding our current market of mid to large sized customers but also to increase our market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution.

As an expanded product and as a result of our initial sales to complex payroll customers, NOW Solutions has created a tailored cloud-based offering which provides these types of customers the cost benefits of a cloud computing model while meeting their complex requirements. We are also continuing to upgrade emPath® for our cloud computing offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll providers in their local markets.

PTS™, our time and attendance software will also be offered as a Cloud-based solution.

In 2010, our wholly owned subsidiary, SnAPPnet, Inc., a Texas corporation, purchased substantially all of the assets of Pelican Applications, LLC (“Pelican”), including a software application product known as SnAPPnet™ as well as Pelican’s entire customer base. SnAPPnet™, a physician credentialing application, is also offered as a Cloud-based solution. We are marketing SnAPPnet™ directly to hospitals and to NOW Solutions’ existing customer base as well as through VHS to physicians in the United States. We are also in the process of developing a registered nurse module of SnAPPnet™, which we will market to NOW Solutions’ existing healthcare customers in the United States. In addition, we are adding some key new features to the software application as well as doing a design review to meet other potential markets for credentialing and markets in need of automated fillable forms.

In addition, we have converted our SiteFlash™ product to offer it in a cloud-based configuration. We intend to concentrate our initial marketing efforts in the affiliate, government and publishing markets as well as utilizing SiteFlash™ for internal development projects. For a description of SiteFlash™, please see the section entitled “Internet Core Technologies” below.

Software Services

In addition to the application software and cloud-based services, we offer a full range of software services that include professional services, maintenance, custom maintenance and managed services.

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

SiteFlash™ can be offered as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of three additional software application products: ResponseFlash™, NewsFlash™ and AffiliateFlash. In addition to the cloud-based offering, we are in the process of using SiteFlash™ as an internal component, along with some other company technology, in a new application which will be called the Physicians Bridge.

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

The third core patented Internet technology we have developed is the combination of three components: the Emily™ XML Broker, the Emily™ XML Agent and the Emily™ XML Portal. This technology has been featured as an alternative to Web Services in the 4th Edition of the XML Handbook, by Dr. Charles Goldfarb, considered the father of XML and inventor of all markup languages. We are upgrading the technology and intend to use it for an in-house application being developed.

The fourth core Internet technology is an 18 year-old web server software that was licensed to the Company. The technology was acquired with the intent to modify and use it as a basis to create a new product.

In addition, in the summer of 2010, we elected to utilize a new development platform for the development of PTS™ and created “dashboardletsTM” (a proprietary tool for business intelligence) allowing the scalability to meet large and/or complex customer requirements. The new development platform will be used to develop other modules for the Company’s products.

Intellectual Property Assets

Our SiteFlash technology is a System and Method for Generating Web sites in an Arbitrary Object Framework This unique ability is patented under U.S. Patent No. 6,826,744 and continuation patent U.S. Patent No. 7,716,629.

Our Emily™ core technology allows a disparate and distributed database to be viewed and updated as if it was a single large database. This unique ability is patented under U.S. Patent No. 7,076,521.

We also have our fiber optic patent (for transmission of images over a single filament of fiber optic cable) under U.S Patent No. 6718103.

Finally, we have the tiny web server technology which is patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Software development units	Emily™	Vertical	VHS
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (c)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a) , NOW Solutions (c)

(a)          Physician market

(b)          Government market

(c)          Clients of NOW Solutions

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Taladin, OptVision Research, VHS, Priority Time Systems, SnAPPNet, Inc., GIS, Vertical do Brasil, and other subsidiaries with minimal or no activity and other limited interests. Each of these divisions is discussed below.

Vertical Computer Systems, Inc.
Delaware corp.
(03/03/1992)
WHOLLY OWNED SUBSIDIARIES
NOW Solutions, Inc. (NOW)
Delaware
(01/18/01)
SnAPPNet, Inc.
Texas
(05/19/10)
OptVision Research, Inc.
Texas
(04/20/06)
Taladin, Inc.
Texas
(11/01/06)
Vertical do Brasil Sistemas de Computacao Ltda
Brazil corp.
99% VCSY/ 1% NOW
(12/05)
NOW Solutions Canada, Inc
Canada
100% NOW
MAJORITY OWNED SUBSIDIARIES
Government Internet Systems, Inc. (GIS)
Nevada
84.5% VCSY
(12/05/00)
Priority Time Systems, Inc. (PTS)
Nevada
90% VCSY
(06/15/09)
Vertical Healthcare Solutions, Inc. (VHS)
Texas
100%VCSY
(03/21/07)

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

Additionally, NOW Solutions has embarked on a new strategy of developing and licensing HR products complementary to its existing suite of products and that can be sold separately or integrated with emPath®, which is greatly facilitated by emPath®’s Web Services integration. The first product is PTS™ which was officially introduced at NOW Solutions’ user conference in November 2011 and presented to a number of customers which have expressed interest in purchasing subject to the finalization of beta testing of one of NOW Solutions’ hospitals client, which is the basis for a time and attendance solution catering to the medical industry. In addition, the company is finalizing the integration of the time and attendance module with its existing emPath® product. The second product is SnAPPnet™, which is in the finalization stage of an upgrade which will then allow for a traditional credentialing software to be utilized by an existing NOW Solutions’ customer HR department for fillable forms.

NOW Solutions has finalized a business plan to expand globally, utilizing its existing position of offering a comprehensive payroll/HR solution both in the United States and Canada.

The revenue model of NOW Solutions is based upon five components: licensing fees, cloud-based fees, professional consulting services, managed services and renewable maintenance fees. Under the cloud-based delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2012, NOW Solutions had approximately $437,831 of total assets, revenues of approximately $5,363,630 and net income of approximately $851,536.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company. In November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties. Taladin has developed a module for emPath® to meet federal payroll guidelines for law enforcement and fire departments but the finalization of the module was put on hold while final testing was performed and the underlying emPath® cloud-based platform was finalized, coupled with emPath®’s integration with PTS™.

For the 12 months ended December 31, 2012, Taladin had no material assets, no revenues and no net income or loss.

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

For the 12 months ended December 31, 2012, OptVision had no material assets, no revenues and a net loss of approximately $404.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. In May 2008, Robert Farias assigned Point-of-Sale software (“PASS” ™) technology to the Company but the development of PASS has been put on hold with VHS focusing on the development of a platform called the “Physicians Bridge”, which will be the basis for marketing selective applications to physicians utilizing VCSY’s technologies. In 2010, VCSY licensed its various products and technology to VHS for the physician market. Marketing and sales have been put on hold until we complete development of PTS™ and SnAPPnet™. VHS is also developing a new application using our licensed tiny web server technology.

For the 12 months ended December 31, 2012, VHS had no material assets, no material revenues, and a net loss of approximately $60,003.

Priority Time Systems, Inc.

Priority Time is a Nevada corporation. On June 15, 2009, we purchased 90% of the common stock of Priority Time from a shareholder of Priority Time. In addition, we entered into a shareholder agreement with the selling shareholder of Priority Time whereby we have the option to purchase the remaining 10% of the common shares of Priority Time stock at any time after 3 years from the date of our purchase of our 90% interest. The shareholder agreement also provides for the licensing terms of Priority Time products to our other subsidiaries.

Priority Time has been developing PTS™, a time and attendance product that we offer both as a standalone product and as an integrated product with emPath®. In late spring 2010, we elected to stop development and switch to a new development platform allowing us to create a new cloud-based product that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets. PTS™ was officially presented at NOW Solutions’ user conference in November 2011.

PTS™ was built to meet the unique and complex requirements of NOW Solutions’ customers, particularly for the medical and government markets. As part of the development specifications, there was a critical need to meet the flexibility needs of the complex customers which led to the creation of a rule-based application, allowing for fast changes to the application with a state-of-the-art reporting ability to senior executives. The result gave way to a new development platform as well as an application called “dashboardletsTM”.

For the 12 months ended December 31, 2012, Priority Time had assets of approximately $822,590, no material revenues and a net loss of approximately $271,585.

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

In 2012, we added a new feature that was requested by two of our hospital clients, That feature is presently being beta tested. A redesign is underway to create the flexibility to meet the requirements of automated full fillable forms for NOW Solutions’ customer based HR departments as well as traditional credentialing needs.

For the 12 months ended December 31, 2012, SnAPPnet, Inc. had assets of approximately $203,087, revenues of approximately $107,403 and a net loss of approximately $98,634.

Government Internet Systems, Inc.

Our 84.5% owned subsidiary, GIS, a Nevada corporation, was formerly named Emily™ Solutions, Inc. Vertical licensed ResponseFlash™ to GIS, in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. We are in the process of reviewing the marketing objectives and products for GIS.

For the 12 months ended December 31, 2012, GIS had no assets, no material revenue and net loss of approximately $10,635.

Vertical do Brasil

Our 100% owned subsidiary, Vertical do Brasil, a Brasilian company, houses a software development team that performs services on behalf of the Company and its subsidiaries.

For the 12 months ended December 31, 2012, Vertical do Brasil had had assets of approximately $47,504, no revenues and net loss of approximately $154,980.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2012, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2012, EnFacet had no material assets, no material revenue and no expenses.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2012, Globalfare had no assets, no revenues and a net loss of $99.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2012, Pointmail had no assets, no revenues and no expenses.

Competition

We have substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security.

In the realm of application software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg /Hewitt, Kronos, DLGL, Ultimate and SAP. Our competitors for cloud-based emPath® include ADP, Ceridian, Ultimate Software and Quicken. However, while NOW Solutions competes with these companies, its payroll product is utilized in conjunction with many of these companies’ other modules.

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

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single data base, and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	Our new development platform, including the dashboardlet™ feature; will provide a consistent business intelligence tool across our products’ line.

6.	We can cross-promote applications between companies.

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

The key components of our strategy are:

1.	A strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	A portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Development of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	The unique ability to market our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of the specifications for their own market.

5.	The utilization of our patented technology and other application software in solutions for our core application software.

The software development leg of our strategy is two-fold. The first lies in continuing to develop the ability to compete with the large ERP providers like SAP and Oracle by providing complex best-of-breed alternative offerings that are more cost effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as cloud-based offerings that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to federal and state government programs for cost savings.

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

Proprietary Rights

We rely upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our proprietary rights in our products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through agreements with employees and consultants.  NOW Solutions’ emPath® software technology as well as PTS™, SnAPPnet™, PASS™ are protected by copyright and trademark.

The USPTO granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that might improve in orders of magnitude today’s capacity of fiber optics to transmit images and data.

The USPTO granted us a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. On May 11, 2010, we were granted a continuation patent (U.S. Patent No. 7,716,629) of U.S. Patent No. 6,826,744 by the USPTO.  All pending new claims were granted in the continuation patent, which has increased the scope of the original patent by adding 32 new claims to the original 53 claims.  Our Company is in two lawsuits involving these patents (please see “Legal Proceedings” in Item 3 for more information). Together, these patents are the foundation of our SiteFlash™ platform, and form the basis of the ResponseFlash™, NewsFlash™ and AffiliateFlash™ products.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the Emily™ XML Enabler Agent and the Emily™ XML Broker.

In 2000, we filed for an application for a patent related to the Emily™ XML scripting language, which is still pending.

In 2010, we filed an application for a patent titled “System and Method for Running a Web Server on a Mobile Internet Device,” which is still pending.

In 2011, we filed two provisional applications for patents relating to our patent application filed in 2010 and these have been replaced with non-provisional patent applications which were filed in 2012, which are still pending.

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

Employees

As of April 15, 2013, we had 22 full-time and 5 part-time employees (19 are employed in the United States and 8 in Canada), and 6 consultants (4 in Brazil). We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss of $1,314,241 and $167,588 for the years ended December 31, 2012 and 2011, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2012 and 2011. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2012 was $22.9 million. Additionally, at December 31, 2012, we had negative working capital of approximately $12.7 million (although it includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay for the Expenses of Our Operations.

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily™ technology products through licensing and development of viable products, other products for which we have marketing rights, as well as increased revenues from NOW Solutions products and the successful launch of our new solutions by our subsidiaries (such as emPath® for Small Business, SnAPPnet™, and PTS™), none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

Our Success Depends On Our Ability to Obtain Additional Capital.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2012 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $12.7 million at December 31, 2012, which means that our current liabilities exceeded our current assets by approximately $12.7 million (although it includes deferred revenue of approximately $2.6 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2012 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control.

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

Our Failure to Maintain and Increase Acceptance of Our Cloud-Offerings Would Inhibit Our Growth Or Cause a Significant Decline in Our Revenues.

Our future success depends on maintaining and increasing acceptance of our Cloud-based offering, particularly, of emPath® and PTS™. Any decrease in the demand for these products would have a material adverse effect on our business, operating results and financial condition and would place a significant strain on our management and operations.

If We Are Unable to Make Periodic Updates for Our Products Concerning Changes in Tax Laws and Other Regulations on a Timely Basis Acceptance of Our Products in the Market could Be Adversely Affected And Our Revenues Would Decline.

Products like emPath® are affected by changes in tax laws and regulations, and we must generally update such products on an annual or periodic basis to maintain their accuracy and competitiveness. We cannot be certain we will be able to release these updates on a timely basis in the future. Any failure to do so could have a material adverse effect on the acceptance of our products. Additionally, any significant changes in tax laws or regulations applicable to such products could require us to make significant investments in modifications of these products, leading to significant and unexpected costs.

Errors and Defects in Our Software Could Affect Sales of Our Products.

The software products we offer may contain undetected errors, defects, or failures when first introduced or as new versions are released. Testing of software products presents many challenges since it is difficult to anticipate and simulate the wide range of software computing environments in which our customers use these products. While we test our products extensively, from time-to- time, we have discovered errors or defects in our products. These defects and errors may result in any of the following:

•	Delays in the release of our new products, versions and upgrades
•	Increased costs to fix such defects and errors, in turn leading to a strain on our software development resources
•	Design modifications of the product
•	A decrease in customer satisfaction with, our products and a decrease in sales, and a loss of existing and potential customers

Even after our products are tested by us and by current and prospective customers, errors and defects may be discovered after the commercial release has commenced, which may result in loss of or delay in market acceptance which could have a material adverse impact upon our business, operating results and financial condition.

Our software products may be vulnerable to break-ins and similar disruptive problems; addressing these issues may be expensive and require a significant amount of our resources.

We have included security features in our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our software products may be vulnerable to break-ins and similar disruptive problems. Addressing these evolving security issues may be expensive and require a significant amount of our resources.

The Sale and Support of Software Products and the Performance of Related Services by Us Entail the Risk of Product or Service Liability Claims, Which Could Significantly Affect Our Financial Results.

Customers use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our Cloud-based usage licenses and maintenance renewal agreements with our customers typically contain provisions intended to limit our liability to such claims, but such provisions may not be effective in doing so. These contractual limitations may not be legally enforceable and may not afford us with adequate protection against product liability claims in certain jurisdictions. If a successful claim for product or service liability was brought against us, this could result in substantial cost to us and divert management’s attention from our operations.

International Operations of Our Business Subject Us to Additional Risks in Those Foreign Countries.

Our international operations are subject to additional risks, which increase our exposure to foreign laws and regulations. Over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject our business to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements related to software, international political and economic instability, international tax laws, compliance with multiple, changing, and possibly conflicting governmental laws and regulations, and difficulty in staffing and managing foreign operations,. In addition, there may be weaker protection for our intellectual property abroad than in the United States, and we may have difficulties in enforcing such rights abroad.  If we are not able to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potentially become involved in litigation. . In addition, in the event sales to any of our customers outside of the United States are delayed or canceled because of any of the risks described above, our revenues may be negatively impacted.

Security and Privacy Breaches Could Adversely Impact Our Business.

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

Our Success Depends On Our Ability to Protect Our Proprietary Technology.

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

If Demand for Our Products Grow Quickly, We May Lack the Capacity Needed to Meet Demand or We May Be Required to Increase Our Capital Spending Significantly.

Our current plans may not be sufficient to meet our capacity needs for the foreseeable future or may not be implemented quickly enough to meet growing demand. Moreover, if we make significant capital expenditures to increase capacity and demand does not increase as we expect, these expenditures would adversely affect our profitability and return on capital.

Our Stock Price Has Historically Been Volatile, Which May Make It More Difficult for Shareholders to Resell Shares When They Choose To At Prices They Find Attractive.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult for Investors to Sell Their Shares Due To Suitability Requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

1.	With a price of less than $5.00 per share;
2.	That are not traded on a recognized national exchange;
3.	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must have a price of not less than $5.00 per share); or
4.	In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

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

Item 2. Properties

The Company and NOW Solutions’ headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprise approximately 4,000 square feet. NOW Solutions has other offices at 6707 Brentwood Stair Rd., Suite 226, Fort Worth, Texas 76112, which comprises 1,703 square feet, 6205 Airport Road, Building A, Suite 300, Mississauga, Ontario, Canada, which comprises 710 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, Rio de Janeiro, Brazil, which comprises 1,200 square feet. All of these locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them. Our other subsidiaries may be reached through our Richardson, Texas headquarters.

Item 3. Legal Proceedings

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At December 31, 2012, all payments due under the settlement agreement to PSM have been made and this matter has been resolved.

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

On October 22, 2012, Interwoven filed a motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in the Interwoven Action. On November 4, 2012, we filed an opposition to Interwoven’s motion. On January 4, 2013, the district court denied Interwoven’s motion in its entirety. Discovery has been completed and the trial is set for August 12, 2013.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. As of the date of this report, the Company has made all payments to Micro Focus.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY .”

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2012	$0.0244	$0.0170
Quarter Ended September 30, 2012	$0.0180	$0.0100
Quarter Ended June 30, 2012	$0.0250	$0.0080
Quarter Ended March 31, 2012	$0.0250	$0.0150

Quarter Ended December 31, 2011	$0.0214	$0.0155
Quarter Ended September 30, 2011	$0.0250	$0.0173
Quarter Ended June 30, 2011	$0.0290	$0.0222
Quarter Ended March 31, 2011	$0.0310	$0.0245

____________________

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 11, 2013, there were 1,853 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options	-	-	-
Warrants (2)	-	-	-
Unvested Restricted Stock Awards (3)	1,100,000	$0.0186	-
Total	1,100,000	$0.0186	-

(1)	We do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.
(2)	We did not issue any warrants to purchase VCSY common stock in 2012.
(3)	Of the 1,500,000 shares of restricted VCSY common stock that were issued in connection with individual restricted stock agreements executed in 2012 with employees and consultants of the Company and NOW Solutions, 400,000 shares had vested at December 31, 2012. Through April 15, 2013, an additional 400,000 shares have vested.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2012 and 2011. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2012 or 2011, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Unregistered Sales of Securities

During the last two years, we issued the following unregistered securities:

During the year ended December 31, 2011, no shares of VCSY common stock were issued.

During the year ended December 31, 2011, no shares of VCSY common stock were cancelled.

During the year ended December 31, 2011, 200,000 shares of VCSY common stock issued to an employee of the Company, valued at $6,200, vested. The $6,200 vested portion was recorded as an accrued liability as of December 31, 2011.

During the year ended December 31, 2012, 1,200,000 shares of VCSY common stock were issued to employees of the Company and 300,000 shares were issued to a consultant of the Company. The fair-market value of these shares was valued at $28,350.

During the year ended December 31, 2012, 400,000 shares of VCSY common stock granted to an employee of the Company were cancelled.

During the year ended December 31, 2012, 400,000 shares granted to employees of the Company, valued at $7,900, vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2012, $219,707 of internal costs were capitalized. During the year ended December 31, 2011, $295,919 of internal costs were capitalized.

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

Results of Operations

Year ended December 31, 2012 Compared To Year Ended December 31, 2011

Total Revenues. We had total revenues of $5,471,034 and $6,272,918 for the years ended December 31, 2012 and 2011, respectively. The decrease in total revenue was $801,884 for the year ended December 31, 2012, representing a 12.8% decrease compared to the total revenue for the year ended December 31, 2011. The decrease in revenue was primarily due to decreases in licensing and software, cloud-based offerings and consulting for 2012. Of the $5,471,034 and $6,272,918 total revenues for the years ended December 31, 2012 and 2011, respectively, $5,363,630 and $6,136,842 of such amounts were related to the business operations of NOW Solutions, a wholly-owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses and licenses fees for patents and technology we own. The decrease in license and software revenue from 2012 to 2011 was $272,573, which was due to decreased sales of licensing our PRHR software in 2012 to new or existing customers.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue increased by $80,528 or 1.8% from the year ended December 31, 2012 to the same period in 2011. The slight revenue increase was due to contractual price increases on existing customer accounts somewhat offset by the effect of unfavorable currency exchange rates related to our Canadian operations.

Consulting revenue for the year ended December 31, 2012 decreased by $372,023 from the same period in the prior year, representing a 50.2% decrease. This decrease was due to a one-time adjustment for unamortized service fees in 2011 of $114,754 in addition to a decrease in new software sales, which typically generates consulting fees.

Cloud-based revenue decreased $173,567 or 27.6% for the year ended December 31, 2012 compared to the same period in 2011. The decrease was due to the loss of one customer after they were acquired.

Other revenues, consisting primarily of reimbursable travel expenses and fees related to user conferences, decreased by $64,249 or 43.7% for the year ended December 31, 2012 compared to the same period for 2011. The decrease was mainly attributable to attendance fees for NOW Solutions’ user conference held in 2011 but not in 2012 (user conferences for NOW Solutions’ clients are held approximately every other year) and lower reimbursable travel in 2012 due to decreased consulting projects.

Cost of Revenues. We had direct costs associated with the above revenues of $2,757,065 for the year ended December 31, 2012 compared to $2,530,959 for the same period of 2011, representing an increase of $226,106 or 8.9%. These direct costs are primarily related to costs associated with providing customer support, professional services and the user conference. The increase in direct costs is primarily related to a third party software licensing of $344,000 in 2012 compared to $75,000 in 2011.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $3,178,143 and $3,368,688 for the years ended December 31, 2012 and 2011, respectively. The total selling, general and administrative expenses for the year ended December 31, 2012 decreased by $190,545 compared to the selling, general and administrative expenses for the year ended December 31, 2011, representing approximately a 5.7% decrease. The decrease was primarily due to a decrease in consulting fees for software developers and other consultants, legal fees and travel. Of the SG&A expenses for the year ended December 31, 2012 and 2011 approximately $392,000 and $584,000, respectively represented business development expenses for initiatives being undertaken through VHS, Priority Time and SnAPPnet.

Bad Debt Expense. We had bad debt expense of $75,683 for 2012 compared to $14,626 in 2011. $20,515 of the 2012 expense was related to the write off of one Now Solutions customer and $26,877 was related to the write off of a receivable of a former VCSY consultant. The remaining balance of $28,291 is related to several small receivables that were over 90 days past due as of December 31, 2012. The 2011 expense was related to one Now Solutions customer.

Gain on Settlement of Liabilities. For the year ended December 31, 2011, there was a $48,532 gain on settlement of liabilities related to trade payables that had exceeded the statute of limitations.

Operating Income. We had an operating loss of $600,170 for the year ended December 31, 2012 compared to operating income of $338,944 for the year ended December 31, 2011, a difference of $939,114. Excluding the impact of the gain on settlement of liabilities we would have reported operating income of $290,412 for 2011. The $939,114 decrease from 2012 to 2011 is primarily a result of lower revenues in of $801,884 for 2012 and an increase in third party software licensing of $269,000.

Gain on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liability was $7,205 for the year ended December 31, 2012 compared to a gain on derivative liability of $6,550 for the year ended December 31, 2011. The change of $13,755 was a result of an increase in the Company’s stock price from 2011 to 2012.

Interest Expense. We had interest expense of $686,886 and $513,098 for the years ended December 31, 2012 and 2011, respectively. Interest expense increased for the year ended December 31, 2012 by $173,788, representing an increase of 33.9%, compared to interest expense for the year ended December 31, 2011. The increase was a result of additional default interest on existing debt and interest on new borrowings for 2012 combined with an adjustment in 2011 to write back over accrued interest from previous years.

Interest Income. Interest income for the year ended December 31, 2012 was $20 compared to $16 for the year ended December 31, 2011.

Net Loss. We had a net loss of $1,314,241 for the year ended December 31, 2012 compared to a net loss of $167,588 for the year ended December 31, 2011. The net loss for 2012 was primarily due to operating loss of $600,170, increased by interest expense of $686,886. The net loss for 2011 was primarily due to operating income of $338,944 reduced by interest expense of $513,098.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2012 and 2011, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2012 or 2011.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $1,836,825 and $654,577 for the years ended December 31, 2012 and 2011, respectively. Net loss applicable to common stockholders for the year ended December 31, 2012 increased by $1,182,248 compared to December 31, 2011. The increase in the net loss applicable to common stockholders was due to the combination of factors described above in “Net Loss.”

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2012 and 2011, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2012, we had non-restricted cash-on-hand of $111,851 compared to $132,452 at December 31, 2011.

Net cash used in operating activities for the year ended December 31, 2012 was $128,888 compared to net cash provided by operating activities of $188,221 for the year ended December 31, 2011. For the year ended December 31, 2012, we collected cash from our customers totaling $5,220,133. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,270,863, attorney fees of $77,820, professional fees and third party consultants of $311,299, interest on notes payable of $367,719, taxes (including sales tax and VAT) of $592,827, and other regular trade payables of $728,493. For the year ended December 31, 2011, we collected cash from our customers totaling $6,730,823 and other miscellaneous cash receipts of $34,788. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,950,658, attorney fees of $98,955, professional fees and third party consultants of $435,796, interest expense of $485,045, taxes (including sales tax and VAT) of $462,190, and other regular trade payables of $1,144,746.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2012 our deferred maintenance revenue (a liability) increased slightly from $2,549,718 to $2,614,714.

Our accounts receivable increased from $412,293 at December 31, 2011 to $440,195 at December 31, 2012 (net of allowance for bad debts). The increase in receivables of $27,902 was due to an increase in SnAPPnet receivables offset by decrease Now Solutions receivables as a result of heightened collection efforts on our software maintenance clients before year-end.

Accounts payable and accrued liabilities increased from $6,566,970 at December 31, 2011 to $7,466,957 at December 31, 2012. The increase of $899,987 was primarily related to increases in trade AP, accrued payroll, payroll taxes, and interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 17 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2012 was $223,750, consisting of the purchase of equipment and software of $4.044 and the development of software products of $219,706.

Net cash provided by financing activities for the year ended December 31, 2012 was $428,147, consisting of borrowings on notes payable of $764,244, borrowings on related party debt of $36,000. This was somewhat offset by repayments of notes payable of $334,895, payments of related party debt of $6,425, debt extinguishment fees of $20,000 and an increase in bank overdrafts of $10,777.

The total change in cash and cash equivalents for the year ended December 31, 2012 when compared to the year ended December 31, 2011 was a decrease of $20,601.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2012, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years

Contractual Obligations	12/31/12	2013	2014	2015	2016	2017+

Notes payable	$4,400,468	$3,211,600	$30,562	$34,099	$45,912	$1,078,295
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	216,451	93,269	93,330	29,852	-	-
Total	$4,646,919	$3,334,869	$123,892	$63,951	$45,912	$1,078,295

Of the above notes payable, the default status is as follows:

	2012	2011

In default	$2,276,994	$1,007,824
Not in default	2,123,474	2,808,938

Total Notes Payable	$4,400,468	$3,816,762

Going Concern Uncertainty

We had a net loss of $1,314,241 and $167,588 for the years ended December 31, 2012 and 2011, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $12.7 million at December 31, 2012. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2012 and 2011, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief executive officer (who is also currently serving as our Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2012:

There is an absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain parts of the work of our chief financial officer are not monitored or reviewed. The absence of adequate segregation of duties may have an effect on the systems which we use in the evaluating and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

○	Although we implemented a new accounting system effective January 1, 2009 that allows for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency, the system needs to be refined in order to perform currency translations accurately. As a result, we continue to performing our consolidation and currency translations manually. This will be remediated once funds become available to effectively implement needed system changes.
○	Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions. In January 2010, we contracted with a consulting firm to assess our internal controls over financial reporting and propose improvements that can be implemented given our size and number of employees. The company has not yet implemented these improvements in their entirety as of the filing of this report due to employee turnover and resource limitations.
○	Improving the segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts. The company has recently increased the size of its accounting staff which will allow for needed segregation of duties within the organization. As of the date of this report, the company is evaluating and reorganizing the duties of its accounting staff in order to address this internal control weakness.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2012, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

○	We have implemented a new accounting system effective January 1, 2009 that allows for the consolidation of the various entities in Vertical Computer Systems along with the translation from local currency to reporting currency. Although the system eliminates many of the manual steps in translation and consolidation, many of the steps continue to be manual. This system also allows for some automation for recording software maintenance revenue and the recording of the deferred revenue liability account. This automation improves the accuracy of these accounts and is no longer considered a material weakness.
○	Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions. In January 2010, we contracted with a consulting firm to assess our internal controls over financial reporting and propose improvements that can be implemented given our size and number of employees.
○	Improving the segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts. This improvement is expected to come based on recommendations from the consulting firm assessing our internal controls over financial reporting.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	69	President, Chief Executive Officer and Director	12 years
William K. Mills	54	Secretary and Director	12 years

Richard S. Wade, President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer) and Director of VCSY, Chairman and Director of NOW Solutions

Richard S. Wade is President, CEO and Chairman of the Board of the Company and has been a director since October 1999. Before coming to Externet World, Inc. in mid-1999, and then transitioning to what is now the Company in late 1999, Mr. Wade held a number of executive positions with companies in the Pacific Rim from 1983 through early 1999, including the position of Chief Operating Officer of Struthers Industries, Inc., a public company in the business of wireless applications. Prior to these executive positions, Mr. Wade spent over 10 years with Duty Free Shoppers, Inc., culminating in his attaining the positions of president of their Mid-Pacific Division and then president of their U.S. Division. Prior to that, Mr. Wade was a CPA and staff auditor with Peat, Marwick & Mitchell. Over the course of his career, Mr. Wade has accumulated experience in retail operations, distribution, international operations, and financial matters. The breadth of Mr. Wade’s managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Wade earned his Bachelor of Science in Accounting at Brigham Young University, a Master of Science in Business Policy from Columbia University Business School and received a certificate of recognition from the government of Guam.

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

Laurent Tetard, Chief Operating Officer-SaaS

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2012. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2012 and 2011 to our highest paid executive officers and employees, who were employed by us during 2012. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2012	$300,000	(1)	-	-	-	-	-	-
President and Chief	2011	$300,000		-	-	-	-	-	-
Executive Officer

Freddy Holder (2)	2012	$140,500		-	-	-	-	-	-
Chief Financial Officer	2011	$16,000		-	-	18,600	-	-	-

Luiz Valdetaro (3)	2012	$200,000		-	-	-	-	-	-
Chief Technology Officer	2011	$150,000		-	-	-	-	-	-

Laurent Tetard (4)	2012	$163,750		-	-	13,500	-	-	-
Chief Operating Officer-SaaS	2011	$150,000		-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2012 or 2011.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Wade deferred $62,500 of salary.
(2)	Mr. Holder began to serve as our Chief Financial Officer on December 6, 2010. In December 2010, we issued 600,000 shares of VCSY common stock to Mr. Holder pursuant to a restricted stock agreement whereby the shares vest in equal installments over a three year period. Of these shares, 200,000 had vested at December 31, 2011. Mr. Holder resigned in August of 2012 and the remaining 400,000 shares were forfeited. In 2012, Mr. Holder deferred $46,500 of salary. Mr. Holder continues to provide accounting services to the Company and at December 31, 2012, the Company had paid Mr. Holder $19,500 in compensation for such services.
(3)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Valdetaro deferred $41,667 of salary.
(4)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Tetard deferred $20,625 of salary. Pursuant to a restricted stock agreement with the Company in March 2012, Mr. Tetard was granted 600,000 unregistered shares of VCSY common stock (at a fair market value of $13,500 based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 200,000 shares had vested at December 31, 2012 and an additional 200,000 shares had vested at April 15, 2013. Mr. Tetard was also given 15,000 shares of Series B Preferred Shares of VHS which vest over a two year period in equal installments (at a fair market value which is nominal).

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

Employment Agreements with Executive Officers

In December 2001, we executed an employment agreement with Richard Wade pursuant to which Mr. Wade serves as Chief Executive Officer and President of the Company. The agreement currently renews on annual basis unless terminated by either party. Under the agreement, Mr. Wade receives an annual base salary of $300,000 In the event the agreement is terminated by Mr. Wade’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Wade would receive base compensation for the remainder of the employment term.

In January 2012, we executed an employment agreement with Luiz Valdetaro to serve as Chief Technology Officer of the Company and its subsidiaries. The initial term of the agreement is 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Valdetaro receives an annual base salary of $200,000. In the event the employment agreement is terminated by Mr. Valdetaro’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Valdetaro would receive base compensation for no less than six months of the remainder of the employment term. Mr. Valdetaro may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason.

In February 2012, we executed an employment agreement with Laurent Tetard to serve as Chief Operating Officer-SaaS of the Company and its subsidiaries. The initial term of the agreement is 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Tetard receives an annual base salary of $165,000. In the event the employment agreement is terminated by Mr. Tetard’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Tetard would receive base compensation for no less than six months of the remainder of the employment term. Mr. Tetard may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason. . In connection with the employment agreement, the Company issued Mr. Tetard 600,000 shares of its common stock at a fair market value of $13,500 and VHS issued 15,000 shares of Series B Preferred Stock of VHS at a fair market value which is nominal.

In December 2010, we executed an employment agreement with Freddy Holder pursuant to which Mr. Holder serves as Chief Financial Officer of the Company and its subsidiaries. The initial term of the agreement is 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Holder receives an annual base salary of $160,000. In the event the employment agreement is terminated by Mr. Holder’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Holder would receive base compensation for no less than six months of the remainder of the employment term. Mr. Holder may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason. In connection with the employment agreement, the Company and Mr. Holder entered into a restricted stock agreement, whereby the Company issued Mr. Holder 600,000 shares of its common stock at a fair market value of $18,600. These shares vest over three years on the anniversary date of the restricted stock agreement in equal installments. Mr. Holder resigned in August of 2012 and the remaining 400,000 shares were forfeited. 200,000 shares had vested at December 31, 2011. Mr. Holder continues to provide accounting services to the Company and at December 31, 2012, the Company had paid Mr. Holder $19,500 for such services.

All executives are entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company taxable income before net operating loss deduction and special deductions from the federal tax return filed. Each executive’s share of the bonus pool is equal to the percentage of their annual base compensation to the total of the combined annual base compensation of all executives in the pool.

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2012)
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Laurent Tetard COO-SaaS(1)	-	-	-	-	-	400,000	9,000	-	-

(1)	Pursuant to a restricted stock agreement with the Company, Mr. Tetard, the Company’s COO-SAAS, was issued 600,000 unregistered shares of VCSY common stock (at a fair market value of $13,500 in February 2012, based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 200,000 shares had vested at December 31, 2012 and an additional 200,000 shares had vested at April 15, 2013.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

Stock Option Plan. The Company has no formal stock option plan and has issued no stock options or warrants to any employees or to any other parties in 2011 and do not have any stock options outstanding.

Stock Awards. The common stock issued to Mr. Tetard was issued on the same terms as the stock issued to other employees of the Company and its subsidiaries. The Company’s restricted stock agreements generally provide for the stock to vest over a 1 or 3 year period. In the event the employee is terminated without cause, a portion of the remaining unvested stock will vest on a pro-rata basis.

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

Non-employee directors are entitled to receive $2,500 per month in 2012 and 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 15, 2013, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 999,035,151 shares of common stock outstanding as of April 15, 2013, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 15, 2013.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	84,040,206	(2)	8.41%
Common	William K. Mills	283,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	84.323,539		8.44%

*    Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 81,120,050 shares owned by MRC. MRC has pledged 57,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,286,946. Of these pledged shares, we are currently obligated to reimburse MRC with 1,309,983 common shares in connection with the payment of a $96,946 note issued in February 2008 to a third party lender and are currently pursuing our rights to recover damages concerning 1,500,000 shares held or sold by the lender. In addition, Mr. Wade and MRC have personally guaranteed the payment of $275,000 Note issued in March 2012 whereby, Mr. Wade and MRC are obligated to sell common shares owned by Wade and/or MRC in the event payments are not made. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 33,333 shares of VCSY common stock owned by Parker, Shumaker & Mills, L.L.P. (“PSM”). William Mills is a Director of the Company and a partner of PSM.

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

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At December 31, 2012, all payments due under the settlement agreement to PSM have been made and this matter has been resolved.

In January 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of an 18 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. During the term of the license agreement, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and Robert Farias agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. The $276,679 note was secured by a junior security interest in all of NOW Solutions. In January 2013, the Company paid off all existing indebtedness of the Company and the underlying security interest granted to Mr. Farias was cancelled. Mr. Farias serves as our Executive Vice-President of Business Development.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $72,000 and $88,000 for the audit of our annual financial statements for 2012 and 2011, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2011 and 2010. The aggregate fees billed in the fiscal years ended 2012 and 2011 for professional services rendered by Hartman, Leito, and Bolt, LLP for tax advice, tax planning and tax return preparation were $0 and $15,915.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2012 and 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 15, 2011

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on April 15, 2011

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed on April 15, 2011

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 15, 2011

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 15, 2011

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on April 15, 2011

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on April 15, 2011

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on April 15, 2011

4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on April 15, 2011

10.1	Form of Debenture	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on April 15, 2011

10.2	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on April 15, 2011

10.3	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on April 15, 2011

10.4	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 15, 2011

10.5	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 15, 2011

10.6	Employment Agreement between the Company and Freddy Holder	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on April 15, 2011

10.7	License Agreement between the Company and Microidea Software Development, LLC.	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on April 15, 2011

10.8	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2013

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 15, 2011

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 15, 2011

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2013	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2013	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

April 15, 2013	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 15, 2013	By:	/s/ Richard Wade
Richard Wade, Director

April 15, 2013	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$111,851	$132,452
Accounts receivable, net of allowance for bad debts of $52,100 and $12,483	440,195	412,293
Prepaid expenses and other current assets	115,777	137,302
Total current assets	667,823	682,047

Property and equipment, net of accumulated depreciation of $1,021,595 and $1,006,512	27,062	41,050
Intangible assets, net of accumulated amortization of $217,670 and $175,551	871,721	694,294
Deposits and other assets	15,346	15,695

Total assets	$1,581,952	$1,433,086

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	7,466,957	6,566,970
Bank overdraft	9,624	20,401
Deferred revenue	2,614,714	2,549,718
Derivative liabilities	31,440	24,235
Convertible debentures	30,000	30,000
Current portion-notes payable	2,486,810	800,374
Current portion-notes payable to related parties	724,790	346,183
Total current liabilities	13,364,335	10,337,881

Non-current portion – notes payable	1,188,868	2,330,526
Non-current portion – notes payable to related parties	-	339,679

Total liabilities	14,553,203	13,008,086

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	9,902,024
Stockholders’ Deficit
Common stock: $0.00001 par value, 1,000,000,000 shares authorized 997,935,151 and 997,335,151 shares issued and outstanding as of December 31, 2012 and 2011	9,979	9,973
Additional paid-in capital	19,254,154	19,240,060
Accumulated deficit	(41,621,437)	(40,372,612)
Accumulated other comprehensive income – foreign currency translation	(251,848)	(155,738)
Total Vertical Computer Systems, Inc. stockholders’ deficit	(22,609,152)	(21,278,317)

Noncontrolling interest	(264,123)	(198,707)
Total stockholders’ deficit	(22,873,275)	(21,477,024)

Total liabilities and stockholders’ deficit	$1,581,952	$1,433,086

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011
Revenues:
Licensing and software	$1,000	$273,573
Software maintenance	4,561,726	4,481,198
Consulting services	369,425	741,448
Hosting and Software as a Service	456,205	629,772
Other	82,678	146,927
Total Revenues	5,471,034	6,272,918

Cost of Revenues	(2,757,065)	(2,530,959)

Gross Profit	2,713,969	3,741,959

Operating Expenses:
Selling, general and administrative expenses	3,178,143	3,368,688
Depreciation and amortization	60,313	68,213
Bad debt expense	75,683	14,646
Gain on settlement of liabilities	-	(48,532)
Total operating expenses	3,314,139	3,403,015

Operating (loss) income	(600,170)	338,944

Other Income (Expense):
(Loss) gain on derivative liabilities	(7,205)	6,550
Loss on debt extinguishment	(20,000)	-
Interest income	20	16
Interest expense	(686,886)	(513,098)

Net loss	(1,314,241)	(167,588)

Net loss attributable to noncontrolling interest	65,416	101,011
Net loss attributable to Vertical Computer Systems, Inc.	(1,248,825)	(66,577)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(1,836,825)	$(654,577)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	997,770,670	997,335,151

Comprehensive income:
Net loss	$(1,248,825)	$(66,577)
Translation adjustments	(96,110)	14,784
Comprehensive loss	(1,344,935)	(51,793)
Comprehensive loss attributable to noncontrolling interest	65,416	101,011
Comprehensive (loss) income attributable to Vertical Computer Systems, Inc.	$(1,279,519)	$49,218

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2010	997,335,151	$9,973	$19,240,060	$(40,306,035)	$(170,522)	$(97,696)	$(21,324,220)

Other comprehensive income
Translation adjustment	-	-	-	-	14,784	-	14,784

Net loss	-	-	-	(66,577)	-	(101,011)	(167,588)

Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(40,372,612)	$(155,738)	$(198,707)	$(21,477,024)

Issuance of common stock for services	600,000	6	14,094	-	-	-	14,100

Other comprehensive income
Translation adjustment	-	-	-	-	(96,110)	-	(96,110)

Net loss	-	-	-	(1,248,825)	-	(65,416)	(1,314,241)

Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(41,621,437)	$(251,848)	$(264,123)	$(22,873,275)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,314,241)	$(167,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,313	68,213
Amortization of debt discounts	50,300	16,354
Loss (gain) on derivatives	7,205	(6,550)
Bad debt expense	75,683	14,646
Gain on settlement of liabilities	-	(48,532)
Changes in operating assets and liabilities:
Accounts receivable	(47,754)	138,428
Prepaid expense and other assets	(33,957)	(22,379)
Accounts payable and accrued liabilities	1,008,563	214,762
Deferred revenue	65,000	(19,133)
Net cash (used in) provided by operating activities	(128,888)	188,221

Cash flows from investing activities:
Software development	(219,706)	(295,919)
Purchase of equipment	(4,044)	(31,086)
Net cash used in investing activities	(223,750)	(327,005)

Cash flows from financing activities:
Payments on notes payable	(334,895)	(10,000)
Borrowings on notes payable	764,244	88,000
Payments on related party debt	(6,425)	(66,679)
Borrowings on related party debt	36,000	15,500
Payments on debt extinguishment	(20,000)	-
Bank overdraft	(10,777)	(43,339)
Net cash provided by (used in) financing activities	428,147	(16,518)

Effect of changes in exchange rates on cash	(96,110)	14,784

Net decrease in cash and cash equivalents	(20,601)	(140,518)
Cash and cash equivalents, beginning of period	132,452	272,970
Cash and cash equivalents, end of period	$111,851	$132,452

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$(367,719)	$(485,045)
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Common shares issued for accrued stock compensation	14,100	-
Conversion of accrued interest to notes payable	65,129	-
Conversion of accounts payable to notes payable	-	364,679
Adjustment to debt principal due to reapplication of payments	9,353	9,500

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). NOW Solutions, a wholly-owned subsidiary of Vertical currently maintains daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), SnAPPnet, Inc. (“SnAPPnet”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), and Vertical do Brasil, each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time”) a 90% owned subsidiary, are entities with minor activities. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Software as a Service (“SaaS”). We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath® and SnAPPnet™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as SaaS. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using SaaS can enter into an agreement to purchase a software license at any time. We generate revenue from SaaS as the customer utilizes the software over the Internet.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2012 and 2011, there was no impairment of long-lived assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $52,100 and $12,483 as of December 31, 2012 and 2011, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2012 and 2011.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(1,836,825)	997,770,670	$0.00	$(654,577)	997,335,151	$0.00

Effect of dilutive securities:
Warrants & Restricted Stock	-	-	0.00	-	-	0.00

Diluted EPS	$(1,836,825)	997,770,670	$0.00	$(654,577)	997,335,151	$0.00

As of December 31, 2012 and 2011, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability totaling 30,681,957 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities. See Note 4 – Derivative instruments and fair value measurements for additional information.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2012, we had negative working capital of approximately $12.7 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In December 2009, we entered into a settlement agreement and stipulated judgment with Parker, Shumaker & Mills, L.L.P. (“PSM”) in connection with a lawsuit filed in August 2009, whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At December 31, 2012, all payments due under the settlement agreement to PSM have been made and this matter has been resolved.

In January, 2011, the Company and Microidea Software Development, LLC (“Microidea”) entered into a license agreement whereby Microidea granted an exclusive license of an 18 year-old software known as “Tiny Web Server” to the Company for an initial term of thirty years with three twenty year renewal terms in consideration of a 5% royalty. During the term of the license agreement, the Company also has the right to purchase the technology for $6 million, payable in four installments of $1.5 million over a 3 year period. The President of Microidea is Mr. Luiz Valdetaro, who also serves as our Chief Technology Officer.

In July 2011, the Company and Robert Farias agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. Also in February 2012, NOW Solutions granted Mr. Farias a junior security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. For payment of this note and all existing indebtedness of the Company to Mr. Farias and the cancellation of this security interest, please see “Subsequent Events” in Note 13. Mr. Farias serves as our Executive Vice-President of Business Development.

Related Party Notes Payable

	December 31,
	2012	2011
Notes payable issued to related parties bearing interest at 10% to 15% per annum. Of these notes payable $290,258 and $296,683 were in default at December 31, 2012 and 2011, respectively.	$724,790	$685,862
Total notes payable to related parties	724,790	685,862

Current maturities	(724,790)	(346,183)

Long-term portion of notes payable to related parties	$-	$339,679

The following table reflects our related party debt activity for the years ended December 31, 2012 and 2011:

December 31, 2010	$370,362
Borrowings from related parties	15,500
Payments to related parties	(66,679)
Accounts payable converted to related party debt	364,679
Adjustment to debt principal due to reapplication of payments	2,000
December 31, 2011	685,862
Borrowings from related parties	36,000
Payments to related parties	(6,425)
Adjustment to debt principal due to reapplication of payments	9,353
December 31, 2012	$724,790

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2012 and December 31, 2011, the fair value of the derivative liability was $31,440 and $24,235, respectively.

The aggregate loss on the change in the fair value of derivative liabilities was a loss of $7,205 for the year ended December 31, 2012. For the year ended December 31, 2011 there was a $6,550 gain related to the change in the fair value of derivative liabilities.

The valuation of our embedded derivatives is determined by using the VCSY stock price at December 31, 2012. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2012 and December 31, 2011:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$31,440	$-	$-

As of December 31, 2011:
Liabilities
Stock derivative – 1,309,983 shares	$24,235	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011

Equipment (3-5 year life)	$914,876	$913,502
Leasehold improvements (5 year life)	87,713	87,713
Furniture and fixtures (3-5 year life)	46,068	46,347

Total	1,048,657	1,047,562

Accumulated depreciation	(1,021,595)	(1,006,512)
	$27,062	$41,050

Depreciation expense for 2012 and 2011 was $18,033 and $22,432, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Capitalized software development	$762,855	$543,147
Acquired software (5 year life)	304,336	304,498
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000
Total	1,089,391	869,845
Accumulated amortization	(217,670)	(175,551)
	$871,721	$694,294

Amortization expense for 2012 and 2011 was $42,280 and $45,781, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2012	2011

Accounts payable	$2,693,038	$1,989,362
Accrued payroll	2,181,724	1,983,942
Accrued payroll tax and penalties	785,141	523,907
Accrued interest	1,043,894	855,782
Accrued taxes	388,874	465,981
Accrued liabilities - other	374,286	747,996
	$7,446,957	$6,566,970

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

Note 8. Notes Payable and Convertible Debts

The following table reflects our third party debt activity, including our convertible debt, for the year ended December 31, 2012:

December 31, 2010	$3,059,046
Repayments of third party notes	(10,000)
Borrowings from third parties	88,000
Adjustment to debt principal due to reapplication of payments	7,500
Amortization of debt discount	16,354
December 31, 2011	3,160,900
Repayments of third party notes	(334,895)
Borrowings from third parties	764,244
Conversion of accrued interest into notes payable	65,129
Amortization of debt discount	50,300
December 31, 2012	$3,705,678

In February 2012, NOW Solutions issued a promissory note in the principal amount of $105,300 to a third party lender in connection with an $80,000 loan from the lender, which was originally due on March 15, 2012. A discount of $25,300 was recorded on the note which was fully amortized to interest expense during the year ended December 31, 2012. The Company paid consideration totaling $20,000 for extensions by the lender of the maturity date of the note until all outstanding amounts due under the note (including interest at 18% per annum and other costs) were paid off on August 28, 2012. These transactions were determined to be a debt extinguishment, and the $20,000 consideration paid was recorded as a loss on extinguishment of debt during the year ended December 31, 2012.

In March 2012, the Company issued a promissory note to a third party lender in the principal amount of $275,000, bearing interest at 12% per annum and a default interest rate of 18%. The note has installment payments of $11,000 per month with the balance payable in full at December 31, 2013. The note was issued in connection with a loan of $250,000 to the Company. The Company recorded a discount of $25,000 on this note which was fully amortized into interest expense during the year ended December 31, 2012.

In December 2012, the Company amended promissory notes totaling $775,000 to a third party lender that were previously in default that calls for monthly payments made ranging from $9,000 to $11,000 per month until the debt has been paid off in full, or is payable in full on December 31, 2013. The interest rate on the promissory note has increased from 10% to 11%. In conjunction with this amendment, the Company shall pay the lender an amount equal to 10% on any net claim proceeds related to certain patents on the SiteFlash™ technology. If the Company receives proceeds exceeding $5 million, then an additional 5% shall be paid to the lender. The Company will also owe 7% of any new software sales to the Company’s customers exceeding $800,000 in a calendar year to the lender. If the new software sales exceed $1.5 million, then an additional 11% is owed to the lender. These amounts paid are considered a prepayment to pay down the outstanding promissory notes.

In December 2012, the Company amended promissory notes totaling $613,905 to a third party of principal and $65,129 of interest that were previously in default, into three promissory notes in the principal amount of $679,034. These promissory notes have maturity dates ranging from December 31, 2013 to December 31, 2022. The promissory notes call for payments made ranging from $5,000 to $9,000 per month until the maturity date. 15,000 shares of VHS Series B Preferred Stock were issued as consideration for this amendment. The Company is required to issue the note holder an additional 10,000 shares of VHS Series B Preferred Stock each time the Company fails to make two consecutive scheduled monthly payments.

	December 31	December 31
	2012	2011

Third Party Notes Payable

Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $418,997 and $418,557 were in default or non-performing as of December 31, 2012 and 2011, respectively.	$449,396	$542,957

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum and are past due their original maturity dates or mature based on payment schedules between 12-31-22 and 12-31-24. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $262,061 and $262,583 were in default or non-performing at December 31, 2012 and 2011, respectively.	1,241,570	977,588

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum and mature between 12-31-12 and 12-31-2022. These notes are secured by certain technology owned by the Company, supporting its Emily product.	679,034	-

Secured note payable issued to third party lenders, bearing interest at 18% per annum and matures in 2018. This note is secured by an interest in certain technology owned by the Company, supporting its SiteFlash™ product. $253,465 was in default as of December 31, 2012. For the payment of this note in January 2013, please see “Subsequent Events” in Note 13.	253,465	371,541

Note payable of $100,000 bearing interest at 10% per annum and payable in monthly installments. In addition, a 5% royalty on gross revenues of a subsidiary company up to $200,000 is payable to the lender. The fair value of the royalty was determined to be $32,708 which was recorded as a discount on the debt. The discount is being amortized over the life of the loan using the effective interest rate method and was fully amortized during 2010 and 2011.	-	100,000

Secured notes payable issued to third party lenders, bearing interest at 18% per annum with maturity dates in 2018. These notes are secured by all of the assets of NOW Solutions. $1,052,213 was in default as of December 31, 2012. For the payment of these notes in January 2013, please see “Subsequent Events” in Note 13.	1,052,213	1,138,814
Total notes payable to third parties	3,675,678	3,130,900
Current maturities	(2,486,810)	(800,374)
Long-term portion of notes payable to third parties	$1,188,868	$2,330,526

The total amortization expenses recorded on the debt discounts during the years ended December 31, 2012 and 2011 were $50,300 and $16,354, respectively.

Certain notes payable in the aggregate principal amount of $2,383,754 also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. patent #6,826,744 and U.S. patent #7,716,629.

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2013	$3,241,600
2014	30,562
2015	34,099
2016	45,912
2017+	1,078,295

Total notes payable	$4,430,468

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2012	December 31, 2011

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	30,000	30,000
Total convertible debentures	30,000	30,000
Current maturities	(30,000)	(30,000)
Long-term portion of convertible debentures	$-	$-

For additional transactions involving notes payable after December 31, 2012, please see “Subsequent Events” in Note 13.

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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2012	December 31, 2011

Net operating loss carry-forward	$7,466,000	$6,782,000
Reserves	616,000	598,000
Accrued vacation	54,000	54,000
Deferred compensation	893,000	734,000
Deferred revenue	1,030,000	989,000
Derivatives	14,000	11,000
	10,073,000	9,168,000
Valuation allowance	(10,073,000)	(9,168,000)
	$-	$-

At December 31, 2012 and December 31, 2011, we had available net operating loss carry-forwards of approximately $17.1million and $15.6 million. These net operating loss carry-forwards expire in varying amounts through 2028.

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.00001 per share, of which 997,935,151 and 997,335,151 were issued and outstanding at December 31, 2012 and December 31, 2011, respectively. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2012 and 2011. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2012 and December 31, 2011. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2012 and December 31, 2011. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however , of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2012 and December 31, 2011. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2012

Common Stock

During the year ended December 31, 2012, the Company granted 1,500,000 unregistered shares of our common stock to a consultant and employees of the Company pursuant to restricted stock agreements with the Company. These shares vest over 2-3 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $28,350. Stock compensation expense of $16,171 has been recorded for the year ended December 31, 2012 as a liability during 2012.

During the year ended December 31, 2012, 400,000 shares of our common stock vested, resulting in $7,900 being reclassified from liability into equity. In addition, 200,000 shares of common stock that vested in 2011 and were recorded in the first quarter of 2012 resulting in $6,200 being reclassified from liability into equity. These shares were earned by employees of the Company pursuant to restricted stock agreements executed in 2012. As of December 31, 2012, there was $12,179 of total unrecognized compensation costs related to these stock awards.

During the year ended December 31, 2012, 400,000 unregistered shares of our common stock were forfeited as an employee resigned.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $7,041,712 as of December 31, 2012.

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

Available Shares

As of December 31, 2012, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

997,935,151	Common Stock Issued and Outstanding
24,250,000	Common Shares convertible from Preferred Series A stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to Officer of Company (for Officer’s Pledged Shares Sold on Company’s behalf)
1,028,617,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 11. Gain on Settlement of Current Liabilities

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

Note 12. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2010 through May 2015. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2013	93,269
2014	93,330
2015	29,852
2016	-
2017	-

Total	$216,451

Rental expense for the years ended December 31, 2012 and 2011 was $173,373 and $186,878, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2012 and 2011.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2012 and 2011, we had royalties of $10,180 and $92,672, respectively, on revenues from subsidiaries.

Litigation

We are involved in the following ongoing legal matters:

In August 2009, Parker Shumaker & Mills, LLP (“PSM”) filed a lawsuit in Los Angeles Superior Court to collect the outstanding balance of $51,238 under a promissory note issued by the Company to PSM in the principal amount of $75,000, plus interest at 6% per annum, late fees and attorneys’ fees. We issued the $75,000 note in connection with a settlement in October 2005 with PSM. In December 2009, we entered into a settlement agreement and stipulated judgment with PSM whereby the parties agreed to a judgment balance of $68,500, which included principal, accrued interest, late fees and attorneys’ fees, and we agreed to make monthly installment payments. Bill Mills is a Director of the Company and a partner of PSM. At December 31, 2012, all payments due under the settlement agreement to PSM have been made and this matter has been resolved.

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

On October 22, 2012, Interwoven filed a motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in the Interwoven Action. On November 4, 2012, we filed an opposition to Interwoven’s motion. On January 4, 2013, the district court denied Interwoven’s motion in its entirety. Discovery has been completed and the trial is set for August 12, 2013.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. As of the date of this Report, the Company has made all payments to Micro Focus.

Note 13. Subsequent Events

For subsequent events concerning Clark Consulting Services, Inc. and Micro Focus lawsuits, please see “Litigation” in “Commitments and Contingencies” under Note 12.

On January 9, 2013, NOW Solutions completed a financing transaction in the aggregate amount of $1,759,150, which amount was utilized to pay off existing indebtedness of the Company and NOW Solutions to Tara Financial Services and Robert Farias, an employee of the Company and all security interests granted to Tara Financial Services and Robert Farias were cancelled.

In connection with this financing, the Company and several of its subsidiaries entered into a loan agreement (the “Loan Agreement”), dated as of January 9, 2013 with Lakeshore Investment, LLC (“Lakeshore”) under which NOW Solutions issued a secured 10-year promissory note (the “Lakeshore Note”) bearing interest at 11% per annum to Lakeshore in the amount of $1,759,150 payable in equal monthly installments of $24,232 until January 31, 2022. The Lakeshore Note contains provisions requiring additional principal reductions in the event sales by Now Solutions exceed certain financial thresholds. The Loan Agreement contains provisions requiring certain additional principal prepayments toward the Lakeshore Note by the Company from any litigation or settlement proceeds regarding its SiteFlash technology less any attorney fees and direct costs (“Net Claim Proceeds”) and a 5% interest due to Lakeshore (as described below) and a 2% interest due to the inventor of SiteFlash.

Pursuant to the Loan Agreement, as amended, the Company also agreed to make certain principal payments toward the Lakeshore Note of (a) $90,000 by February 15, 2013, which was secured by 15% interest in the Company’s ownership of Priority Time and this payment was timely made to Lakeshore and (b) $600,000 by March 15, 2013, which was secured by 25% of the Company’s ownership interest in NOW Solutions and this payment was not made to Lakeshore. The Company is in discussions with Lakeshore concerning its failure to make this payment.

The Lakeshore Note is secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. (“SnAPPnet”) and the Company’s SiteFlash technology and cross-collateralized. Upon the aggregate principal payment of $290,000 toward the Lakeshore Note, the Company has the option to have Lakeshore release either the Priority Time collateral or the SiteFlash collateral. Upon payment of the aggregate principal $590,000 toward the Lakeshore Note, Lakeshore shall release either the Priority Time collateral or the SiteFlash collateral (whichever is remaining). Upon payment of the aggregate principal $890,000 toward the Lakeshore Note, Lakeshore shall release the SnAPPnet collateral and upon full payment of the Lakeshore Note, Lakeshore shall release the NOW Solutions collateral.

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 5% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150.

