Form 10-Q
period 2013-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2013-05-20
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 17 2013, the issuer had 999,035,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$42,130	$111,851
Accounts receivable, net of allowance for bad debts of $51,702 and $52,100	376,767	440,195
Prepaid expenses and other current assets	145,398	115,777
Total current assets	564,295	667,823

Property and equipment, net of accumulated depreciation of $1,025,416 and $1,021,595	26,948	27,062
Intangible assets, net of accumulated amortization of $228,252 and $217,670	867,025	871,721
Deposits and other	15,276	15,346

Total assets	$1,473,544	$1,581,952

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$7,684,301	$7,466,957
Bank overdraft	18	9,624
Deferred revenue	2,591,994	2,614,714
Derivative liability	24,890	31,440
Convertible debenture	30,000	30,000
Current portion - notes payable	1,257,964	2,486,810
Current portion - notes payable to related parties	343,207	724,790
Total current liabilities	11,932,374	13,364,335

Non-current portion – notes payable	2,756,957	1,188,868

Total liabilities	14,689,331	14,553,203

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)
	March 31,	December 31,
	2013	2012
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 998,335,151 and 997,935,151 issued and outstanding as of March 31, 2013 and December 31, 2012	9,983	9,979
Additional paid-in-capital	19,262,050	19,254,154
Accumulated deficit	(41,905,935)	(41,621,437)
Accumulated other comprehensive income – foreign currency translation	(207,044)	(251,848)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(22,840,946)	(22,609,152)

Noncontrolling interest	(276,865)	(264,123)
Total stockholders’ deficit	(23,117,811)	(22,873,275)

Total liabilities and stockholders' deficit	$1,473,544	$1,581,952

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Licensing and software	$-	$1,000
Software maintenance	1,085,879	1,136,672
Cloud-based offering	119,068	137,077
Consulting services	110,737	93,730
Other	28,144	21,281
Total revenues	1,343,828	1,389,760

Cost of revenues	663,616	687,873

Gross profit	680,212	701,887
Operating expenses:
Selling, general and administrative expenses	823,860	719,165
Depreciation and amortization	14,098	15,575
Bad debt expense	-	20,872
Total operating expenses	837,958	755,612

Operating loss	(157,746)	(53,725)

Other income (expense):
Interest income	7	14
Gain on derivative liability	6,550	1,048
Interest expense	(146,051)	(156,670)

Net loss	(297,240)	(209,333)

Net loss attributable to noncontrolling interest	12,742	19,601
Net loss attributable to Vertical Computer Systems, Inc.	(284,498)	(189,732)
Dividends applicable to preferred stock	(147,000)	(147,000)

Net loss available to common stockholders	$(431,498)	$(336,732)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	998,075,151	997,535,151

Comprehensive loss
Net loss	$(297,240)	$(209,333)
Translation adjustments	44,804	(66,876)
Comprehensive loss	(252,436)	(276,209)
Comprehensive loss attributable to noncontrolling interest	12,742	19,601
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(239,694)	$(256,608)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(41,621,437)	$(251,848)	$(264,123)	$(22,873,275)

Issuance of restricted stock	400,000	4	7,896	-	-	-	7,900

Other comprehensive income translation adjustment	-	-	-	-	44,804	-	44,804

Net loss	-	-	-	(284,498)	-	(12,742)	(297,240)

Balances at March 31, 2013	998,335,151	$9,983	$19,262,050	$(41,905,935)	$(207,044)	$(276,865)	$(23,117,811)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(297,240)	$(209,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,098	15,575
Amortization of debt discounts	-	25,300
Bad debt expense	-	20,872
Gain on derivatives	(6,550)	(1,048)
Changes in operating assets and liabilities:
Accounts receivable	41,012	153,372
Prepaid expenses and other assets	(7,135)	3,787
Accounts payable and accrued liabilities	225,243	(387,419)
Deferred revenue	(22,719)	124,207
Net cash used in operating activities	(53,291)	(254,687)

Cash flow from investing activities:
Software development	(5,873)	(85,629)
Purchase of property and equipment	(3,414)	(1,884)
Net cash used in investing activities	(9,287)	(87,513)

Cash flows from financing activities:
Borrowings on notes payable	1,759,150	430,000
Payments of notes payable	(1,419,907)	(35,586)
Payments of related party notes payable	(381,583)	(5,066)
Borrowings on related party debt	-	26,000
Bank overdraft	(9,607)	(7,903)
Net cash provided by (used in) financing activities	(51,947)	407,445

Effect of changes in exchange rates on cash	44,804	(66,876)
Net change in cash and cash equivalents	(69,721)	(1,631)
Cash and cash equivalents, beginning of period	111,851	132,452
Cash and cash equivalents, end of period	$42,130	$130,821

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,385	$74,168

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	$7,900	$6,200

See accompanying notes to unaudited consolidated financial statements

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). NOW Solutions, a wholly-owned subsidiary of Vertical currently maintains daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary and is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), SnAPPnet, Inc. (“SnAPPnet”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), and Vertical do Brasil, each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time”) a 90% owned subsidiary, are entities with minor activities. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2013 and 2012, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2013, we had negative working capital of approximately $11.4 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our debt activity, including our convertible debt, for the three months ended March 31, 2013:

December 31, 2012	$3,705,678
Repayments of third party notes	(1,419,907)
Borrowings from third parties	1,759,150
March 31, 2013	$4,044,921

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management estimated the fair value of the royalty to be nominal as of January 9, 2013. Due to this, no value was assigned to the royalty and no associated discount was recorded against the debt. Should the royalty be determined to be anything other than nominal in the future, the Company will accrue the royalty payable on a quarterly basis.

During the three months ended March 31, 2013 and 2012, the Company made interest payments of $85,385 and $74,168, respectively.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2013 and December 31, 2012, the fair value of the derivative liability was $24,890 and $31,440.

The aggregate gain or loss on the change in the fair value of derivative liabilities was a gain of $6,550 and $1,048 for the three months ended March 31, 2013 and 2012, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at March 31, 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2013 and December 31, 2012:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2013:
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

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2013, 400,000 shares granted to employees of the Company, valued at $7,900, vested.

As of the Date of this Report, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

998,335,151	Common Stock Issued
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,309,983	Common Shares Company Is Obligated to Reimburse to an officer of the Company for Pledged Shares (for officer’s Pledged Shares Sold on the Company’s behalf)
1,029,017,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the three months ended March 31, 2013 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2012	1,100,000	$0.0186
Granted	-	-
Vested	(400,000)	0.0198
Forfeited/Cancelled	-	-
Non Vested Balance at March 31, 2013	700,000	$0.0179

As of March 31, 2013, there was $9,651 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

In January 2013, the Company paid off all existing indebtedness of the Company and the underlying security interest granted to Mr. Farias was cancelled, including two promissory notes bearing interest at 10% per annum that were issued in the principal amount of $274,679 and $90,000, respectively. Mr. Farias serves as our Executive Vice-President of Business Development.

The following table reflects our related party debt activity for the three months ended March 31, 2013:

December 31, 2012	$724,790
Repayments of related party notes	(381,583)
March 31, 2013	$343,207

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013. On or about May 1, 2013, the parties agreed to extend the date by which the Company has to pay off the balance of the settlement amount whereby the Company agreed to make $10,000 monthly payments in May, June, July and August of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on September 1, 2013.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note. Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $70,000, plus interest at 15% per annum from the date the lawsuit was filed. We intend to resolve this matter with Micro Focus.

Note 9. Subsequent Events

On May 1, 2013, 150,000 shares granted to a consultant of the Company, valued at $2,325, vested.

For an update subsequent events concerning litigation, please see “Legal Proceedings” under Note 8.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the three months ended March 31, 2013 and 2012, $5,873 and $85,629 of internal costs were capitalized, respectively.

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

Cloud-based offering. We have contracted with third parties to provide new and existing customers with hosting facilities providing all infrastructure and allowing us to offer our currently sold software, emPath® and SnAPPnet™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as cloud-based. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using cloud-based software can enter into an agreement to purchase a software license at any time. We generate revenue from cloud-based offering as the customer utilizes the software over the Internet.

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

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of share-based payments, which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares issued and the quoted price of our common stock. See Note 6 of the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

Results of Operations

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Total Revenues. We had total revenues of $1,343,828 and $1,389,760 in the three months ended March 31, 2013 and 2012, respectively. The decrease in total revenues was $45,932 for the three months ended March 31, 2013 representing a 3.3% decrease compared to the total revenues for the three months ended March 31, 2012. Substantially all of the revenues for the three months ended March 31, 2013 and March 31, 2012 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $34,032 or 2.5% of total revenue for the three months ended March 31, 2013 and $28,301 or 2.0% of total revenues for the three months ended March 31, 2012.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $1,000 compared to that for the three months ended March 31, 2012 as there were no new licensing sales of our emPath® product for the 1st quarter of 2013. Software maintenance in the three months ended March 31, 2013 decreased by $50,793 or 4.5% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the loss of one customer in the US and one in Canada somewhat offset by contractual increases to existing customer maintenance agreements. Consulting revenue, in the three months ended March 31, 2013 increased by $17,007 from the same period in the prior year, which represents a 18.1% increase. This increase was primarily due to 2013 consulting services for two customers to install emPath® modules and to deploy emPath® at additional locations. Cloud-based revenues were $119,068 for the three months ended March 31, 2013 compared to $137,077 for the same period in the prior year, representing a $18,009 decrease or 13.1%. The decrease is primarily related to the loss of one customer after they were acquired. Other revenue in the three months ended March 31, 2013 increased by $6,863 or 32.2% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $663,616 for the three months ended March 31, 2013, compared to $687,873 for the three months ended March 31, 2012. The decrease in cost of revenues of $24,257 represents a 3.5% decrease. The decrease in direct cost of revenues was primarily due to lower travel expenses for consultants. During the three months ended March 31, 2013 and 2012, $5,873 and $85,629 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $823,860 and $719,165 in the three months ended March 31, 2013 and 2012, respectively. The increase of $104,695 is 14.6% more than the same period in 2012. The increase is primarily due to increased legal fees to prosecute patent infringement on the company’s intellectual property.

Bad Debt Expense. We had no bad debt expense for the three months ended March 31, 2013 and $20,872 for the three months ended March 31, 2012. The 2012 expense related to the non-payment of a portion of one of NOW Solutions, Inc. customer invoices.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $6,550 for the three months ended March 31, 2013 compared to a gain of $1,048 for the same period in 2012.

Interest Expense. We had interest expense of $146,051 and $156,670 for the three months ended March 31, 2013 and 2012, respectively. Interest expense decreased in 2013 by $10,619, representing an increase of 6.8% compared to the same expense in the three months ended March 31, 2012. The decrease was primarily due to a lower interest rate on $1,759,150 of refinanced debt.

Net loss. We had a net loss of $297,240 and $209,333 for the three months ended March 31, 2013 and 2012, respectively. The net loss for the three months ended March 31, 2013 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $157,746. The operating loss was increased by interest expense and reduced by the gain on derivative liability, resulting in a net loss of $297,240 for the three months ended March 31, 2013. For the three months ended March 31, 2013, approximately $272,000 of cost and expenses represent business development efforts for various initiatives being undertaken to launch additional products and services. For the three months ended March 31, 2012, the operating loss of $53,725 was increased by interest expense of $156,670 and reduced by the gain on derivative liability resulting in a net loss of $209,333.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2013 and 2012, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $431,498 and $336,732 for the three months ended March 31, 2013 and 2012, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

At March 31, 2013, we had non-restricted cash-on-hand of $42,130 compared to $111,851 at December 31, 2012.

Net cash used in operating activities for the three months ended March 31, 2013 was $53,291 compared to net cash used in operating activities of $254,687 for the three months ended March 31, 2012. For the three months ended March 31, 2013, we collected cash from our customers of $1,378,566. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $674,519, attorney fees of $54,452, professional fees and consulting fees of $77,133 interest payments of $85,385, taxes (including sales tax and VAT) of $38,688, and other regular trade payables of $501,680. For the three months ended March 31, 2012, we collected cash from our customers of $1,361,093. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,002,024, attorney fees of $19,500, professional fees and consulting fees of $70,416, interest payments of $74,168, taxes (including sales tax and VAT) of $174,615, and other regular trade payables of $275,057.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $22,719 or 0.9%% from the balance at December 31, 2012. The decrease was due to the loss of two customer maintenance contracts somewhat offset by the impact of contractual price increases on renewing maintenance contracts during 2013.

Our accounts receivable trade decreased from $440,195 at December 31, 2012 to $376,767 (net of allowance for bad debts) at March 31, 2013. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $7,466,957 at December 31, 2012 to $7,684,301 at March 31, 2013. The resulting balance at March 31, 2013 is 20 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the three months ended March 31, 2013 and March 31, 2012 of $9,287 and $87,513 respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the three months ended March 31, 2013, we paid $1,801,490 of principal on notes payable and notes payable to related parties and had $1,759,150 of new debt funding in the same period. For the three months ended March 31, 2012, we paid $44,549 of principal on notes payable and notes payable to related parties and had $456,000 of new debt funding in the same period.

The total change in cash for the three months ended March 31, 2013 was a decrease of $69,721.

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

As of March 31, 2013, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2013	2013	2014	2015	2016	2017+
Notes payable	$4,358,128	$1,576,288	$136,408	$152,192	$177,580	$2,315,660
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	193,091	69,909	93,330	29,852	-	-
Total	$4,581,219	$1,676,197	$229,738	$182,044	$177,580	$2,315,660

Of the above notes payable, the default status is as follows:

	March 31, 2013	December 31, 2012

In default	$964,797	$2,276,994
Not in default	3,393,331	2,123,474

Total Notes Payable	$4,358,128	$4,400,468

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $297,240 for the three months ended March 31, 2013 and a net loss of $209,333 for the three months ended March 31, 2012, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2013, we had negative working capital of approximately $11.4 million (although this figure includes deferred revenue of approximately $2.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Related Party Transactions

In January 2013, the Company paid off all existing indebtedness of the Company and the underlying security interest granted to Mr. Farias was cancelled, including two promissory notes bearing interest at 10% per annum that were issued in the principal amount of $274,679 and $90,000, respectively. Mr. Farias serves as our Executive Vice-President of Business Development.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2012, as filed on April 16, 2013.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2012.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013. On or about May 1, 2013, the parties agreed to extend the date by which the Company has to pay off the balance of the settlement amount whereby the Company agreed to make $10,000 monthly payments in May, June, July and August of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on September 1, 2013.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note. Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $70,000, plus interest at 15% per annum from the date the lawsuit was filed. We intend to resolve this matter with Micro Focus.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2012, as filed on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, 400,000 shares granted to employees of the Company, valued at $7,900, vested.

On May 1, 2013, 150,000 shares granted to a consultant of the Company, valued at $2,325, vested.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2013	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2013	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

May 17, 2013	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

