Form 10-Q
period 2013-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2013-08-16
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the issuer had 999,035,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$36,940	$111,851
Accounts receivable, net of allowance for bad debts of $44,992 and $52,100	307,525	440,195
Prepaid expenses and other current assets	136,098	115,777
Total current assets	480,563	667,823

Property and equipment, net of accumulated depreciation of $1,024,805 and $1,021,595	24,405	27,062
Intangible assets, net of accumulated amortization of $238,738 and $217,670	895,100	871,721
Deposits and other	31,639	15,346

Total assets	$1,431,707	$1,581,952

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$7,993,240	$7,466,957
Bank overdraft	7,783	9,624
Deferred revenue	2,217,848	2,614,714
Derivative liability	37,990	31,440
Convertible debenture	30,000	30,000
Current portion - notes payable	2,531,245	2,486,810
Current portion - notes payable to related parties	343,207	724,790
Total current liabilities	13,161,313	13,364,335

Non-current portion – notes payable	1,530,025	1,188,868

Total liabilities	14,691,338	14,553,203

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)
	June 30,	December 31,
	2013	2012
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 998,485,151 and 997,935,151 issued and outstanding as of June 30, 2013 and December 31, 2012	9,985	9,979
Additional paid-in-capital	19,264,374	19,254,154
Accumulated deficit	(41,985,265)	(41,621,437)
Accumulated other comprehensive income – foreign currency translation	(139,009)	(251,848)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(22,849,915)	(22,609,152)

Noncontrolling interest	(311,740)	(264,123)
Total stockholders’ deficit	(23,161,655)	(22,873,275)

Total liabilities and stockholders' deficit	$1,431,707	$1,581,952

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Licensing and software	$72,720	$-	$72,720	$1,000
Software maintenance	1,130,321	1,153,451	2,216,200	2,290,123
Cloud-based offering	102,743	119,690	221,811	256,767
Consulting services	128,031	110,190	238,768	203,920
Other	20,796	21,701	48,940	42,982
Total revenues	1,454,611	1,405,032	2,798,439	2,794,792

Cost of revenues	633,334	698,917	1,296,950	1,386,790

Gross profit	821,277	706,115	1,501,489	1,408,002
Operating expenses:
Selling, general and administrative expenses	749,499	730,358	1,573,359	1,449,523
Depreciation and amortization	13,175	16,319	27,273	31,894
Bad debt expense	-	-	-	20,872
Total operating expenses	762,674	746,677	1,600,632	1,502,289

Operating income (loss)	58,603	(40,562)	(99,143)	(94,287)

Other income (expense):
Gain (loss) on derivative liability	(13,100)	10,087	(6,550)	11,135
Loss on extinguishment of debt	-	(15,000)	-	(15,000)
Interest expense	(159,708)	(163,194)	(305,752)	(319,850)

Net loss	(114,205)	(208,669)	(411,445)	(418,002)
Net loss attributable to noncontrolling interest	34,875	19,743	47,617	39,344
Net loss attributable to Vertical Computer Systems, Inc.	(79,330)	(188,926)	(363,828)	(378,658)
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(226,330)	$(335,926)	$(657,828)	$(672,658)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	998,434,052	997,673,612	998,255,593	997,604,382

Comprehensive loss
Net loss	$(114,205)	$(208,669)	$(411,445)	$(418,002)
Translation adjustments	68,035	61,624	112,839	(5,252)
Comprehensive loss	(46,170)	(147,045)	(298,606)	(423,254)
Comprehensive loss attributable to noncontrolling interest	34,875	19,744	47,617	39,344
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(11,295)	$(127,301)	$(250,989)	$(383,910)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(41,621,437)	$(251,848)	$(264,123)	$(22,873,275)

Issuance of restricted stock	550,000	6	10,220	-	-	-	10,226

Other comprehensive income translation adjustment	-	-	-	-	112,839	-	112,839

Net loss	-	-	-	(363,828)	-	(47,617)	(411,445)

Balances at June 30, 2013	998,485,151	$9,985	$19,264,374	$(41,985,265)	$(139,009)	$(311,740)	$(23,161,655)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(411,445)	$(418,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,273	31,894
Amortization of debt discounts	-	50,300
Bad debt expense	-	20,872
Loss (Gain) on derivatives	6,550	(11,135)
Changes in operating assets and liabilities:
Accounts receivable	147,516	264,104
Prepaid expenses and other assets	(51,459)	(777)
Accounts payable and accrued liabilities	536,507	(101,332)
Deferred revenue	(396,865)	(142,561)
Net cash used in operating activities	(141,923)	(306,637)

Cash flow from investing activities:
Software development	(44,518)	(164,462)
Purchase of property and equipment	(3,476)	(1,840)
Net cash used in investing activities	(47,994)	(166,302)

Cash flows from financing activities:
Borrowings on notes payable	1,834,150	462,343
Payments of notes payable	(1,448,558)	(58,999)
Borrowings on related party debt	-	26,000
Payments on related party debt	(381,583)	(5,066)
Payments made on extinguishment of debt	-	(15,000)
Bank overdraft	(1,842)	(5,445)
Net cash provided by financing activities	2,167	403,833

Effect of changes in exchange rates on cash	112,839	(5,252)
Net change in cash and cash equivalents	(74,911)	(74,358)
Cash and cash equivalents, beginning of period	111,851	132,452
Cash and cash equivalents, end of period	$36,940	$58,094

Supplemental disclosures of cash flow information:
Cash paid for interest	$169,018	$157,270

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$-	$9,353
Common shares issued for accrued stock compensation	10,226	14,100

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). NOW Solutions, a wholly-owned subsidiary of Vertical currently maintains daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary and is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), SnAPPnet, Inc. (“SnAPPnet”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), and Vertical do Brasil, each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time”), a 90% owned subsidiary, are entities with minor activities. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

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

For the six months ended June 30, 2013 and 2012, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2013 and 2012 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2013, we had negative working capital of approximately $12.7 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2013:

December 31, 2012	$3,705,678
Repayments of third party notes	(1,448,558)
Borrowings from third parties	1,834,150
June 30, 2013	$4,091,270

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management estimated the fair value of the royalty to be nominal.

During the second quarter of 2013, the company borrowed $45,000 and $30,000 from a third party lender. The notes are unsecured, bear interest at 11% per annum and are due on demand.

During the six months ended June 30, 2013 and 2012, the Company made interest payments of $169,018 and $157,270, respectively.

For subsequent events involving the Loan Agreement with Lakeshore and additional financing, please see “Subsequent Events” in Note 9.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender. This contractual commitment to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2013 and December 31, 2012, the fair value of the derivative liability was $37,990 and $31,440.

The aggregate change in the fair value of derivative liabilities was a loss of $6,550 and a gain of $11,135 for the six months ended June 30, 2013 and 2012, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at June 30, 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2013 and December 31, 2012:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2013:
Liabilities
Stock derivative – 1,309,983 shares	$37,990	$-	$-

As of December 31, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$31,440	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the six months ended June 30, 2013, 550,000 common shares granted to employees of the Company and a consultant of the Company, valued at $10,225, vested.

For additional stock transactions concerning the Company’s common stock, please see “Subsequent Events” in Note 9.

As of the Date of this Report, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

996,985,151	Common Stock Granted and Outstanding
2,050,000	Common Stock Granted and Outstanding, but not vested
1,309,983	Common Shares Company Is Obligated to Reimburse to an officer of the Company for Pledged Shares (for officer’s Pledged Shares Sold on the Company’s behalf)
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,029,717,108	Total Common Shares Outstanding and Accounted For/Reserved

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

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the three months ended June 30, 2013 is shown below.

	Shares	Weighted Average Grant- Date Fair Value
Non Vested Balance at December 31, 2012	1,100,000	$0.0186
Granted	-	-
Vested	(550,000)	0.0186
Forfeited/Cancelled	-	-
Non Vested Balance at June 30, 2013	550,000	$0.0186

As of June 30, 2013, there was $7,102 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

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

The following table reflects our related party debt activity for the six months ended June 30, 2013:

December 31, 2012	$724,790
Repayments of related party notes	(381,583)
June 30, 2013	$343,207

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

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case is styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS. On June 13, 2013, LG and Samsung filed a motion to dismiss on procedural grounds. Vertical filed a brief in opposition to this motion on July 1, 2013. All parties have briefed the district court and the motion is pending.

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

On December 30, 2011, the United States District Court for the Northern District of California issued a claims construction order in the Interwoven Action concerning the terms found in the claims of the Patents-in-Suit.

On October 12, 2012, the United States Patent and Trademark Office (“USPTO”) issued an ex parte reexamination certificate of United States Patent No. 7,716,629.  In the ex parte reexamination certificate, Claims 21-36, 29, 30, and 32 were confirmed; Claims 1, 8, 11, 13, 28 and 31 were determined to be patentable as amended, Claims 2-6, 9, 10, 12, 14-17, 19 and 20, which were dependent on an amended claim, were determined to be patentable, and claims 7, 18 and 27 were not reexamined.

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

On January 4, 2013, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in its entirety.

On July 17, 2013, the United States District Court for the Northern District of California in the Interwoven Action ruled on Interwoven’s motion for summary judgment with respect to infringement and damages concerning the Patents-in-Suit. The court denied Interwoven’s motion for summary judgment on the issue of direct infringement and granted summary judgment in favor of Interwoven with respect to infringement on the doctrine of equivalents and with respect to indirect infringement. The court also granted in part and denied in part Interwoven’s motion to exclude certain expert witness testimony.

Discovery has been completed. The trial date has been postponed and the parties are awaiting a trial date.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013. In May 2013, the parties agreed to extend the date by which the Company has to pay off the balance of the settlement amount whereby the Company agreed to make $10,000 monthly payments in May, June, July and August of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on September 1, 2013.  As of August 14, 2013, the Company has made payments of $70,000 and the outstanding settlement balance is $79,000.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note. Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $40,000, plus interest at 15% per annum from the date the lawsuit was filed. We intend to resolve this matter with Micro Focus.

Note 9. Subsequent Events

In July 2013, the Company and Lakeshore amended its loan agreement. Pursuant to this amendment, the Company has an option to pay Lakeshore $750,000 for the return of 250 shares common stock of NOW Solutions in Lakeshore’s possession representing 25% ownership of NOW Solutions. The option expires on August 16, 2013. In consideration of this option and Lakeshore’s extension to make this payment, Now Solutions paid Lakeshore fees totaling $30,000 and agreed to pay 25% of any profits to Lakeshore from the period that runs from March 15, 2013 through August 16, 2013 which will be due no later than December 31, 2013. As additional consideration, the Company increased the interest payable to Lakeshore from Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology from 5% to 8%. For details about the Loan Agreement with Lakeshore, please see “Notes Payable” in Note 3.

In August 2013, a third party lender loaned VHS $150,000. Pursuant to the loan agreement, VHS issued a promissory note bearing interest at 10% per annum to the lender in the amount of $150,000 payable in 90 days from the date VHS received funds. Under the terms of the agreement, VHS is obligated to pay a $5,000 commitment fee no later than the date the note becomes due. In consideration of the loan, the Company issued 5,000 shares of VHS Series B Preferred Stock and committed to issuing 500,000 shares of VCSY common stock at a future date to the lender.

For the period from July 1, 2013 through August 14, 2013, the Company cancelled 1,500,000 previously issued common shares and granted 1,500,000 common shares for services to consultants of the Company that vest on December 31, 2013 and are valued at $45,000.

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

During the six months ended June 30, 2013 and 2012, $44,518 and $164,462 of internal costs were capitalized, respectively.

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

Results of Operations

Three and six months ended June 30, 2013 Compared To Three and six months ended June 30, 2012

Total Revenues. We had total revenues of $1,454,611 and $1,405,032 for the three months ended June 30, 2013 and 2012, respectively. The increase in total revenues was $49,579 for the three months ended June 30, 2013 representing a 3.5% increase compared to the total revenues for the three months ended June 30, 2012. Substantially all of the revenues for the three months ended June 30, 2013 and June 30, 2012 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $33,646 or 2.3% of total revenues for the three months ended June 30, 2013 and $29,813 or 2.1% of total revenues for the three months ended June 30, 2012.

Total revenues for the three months ended June 30, 2013 and 2012 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses increased by $72,720 compared to that for the three months ended June 30, 2012, due to new license sales of our emPath® product during the second quarter of 2013. Software maintenance in the three months ended June 30, 2013 decreased by $23,130 or 2.0% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of customer contracts and the effects of unfavorable currency rate changes on our Canadian maintenance revenue partially offset by contractual increases to existing customer maintenance agreements. Consulting revenue, in the three months ended June 30, 2013 increased by $17,841 from the same period in the prior year, which represents a 16.2% increase. This increase was due to additional consulting services for version upgrades and enhancements to existing customer accounts during the second quarter of 2013. Cloud-based revenues were $102,743 for the three months ended June 30, 2013 compared to $119,690 for the same period in the prior year, representing a $16,947 decrease or 14.2%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 3 months ended June 30, 2013. Other revenue in the three months ended June 30, 2013 decreased by $905 or 4.2% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,798,439 and $$2,794,792 in the six months ended June 30, 2013 and 2012, respectively. The increase in total revenues was $3,647 representing a 0.1% increase. Substantially all of the revenues for the six months ended June 30, 2013 and June 30, 2012 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $67,687 or 2.4% for the six months ended June 30, 2013 and $58,113 or 2.1% for the six months ended June 30, 2012.

Total revenues for the six months ended June 30, 2013 and 2012 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses increased by $71,720 compared to that for the six months ended June 30, 2012 due to new license sales of our emPath® product during 2013. Software maintenance in the six months ended June 30, 2013 decreased by $73,923 or 3.2% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of customer contracts and the effects of unfavorable currency rate changes on our Canadian maintenance revenue partially offset by contractual increases to existing customer maintenance. Consulting revenue, in the six months ended June 30, 2013 increased by $34,848 from the same period in the prior year, which represents a 17.1% increase. This increase was due to additional consulting services for version upgrades and enhancements to existing customer accounts during the first half of 2013. Cloud-based revenues were $221,811 for the six months ended June 30, 2013 compared to $256,767 for the same period in the prior year, representing a $34,956 decrease or 13.6%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 6 months ended June 30, 2013. Other revenue in the six months ended June 30, 2013 increased by $5,958 or 13.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $633,334 for the three months ended June 30, 2013, compared to $698,917 for the three months ended June 30, 2012. The decrease in cost of revenues of $65,583 represents a 9.4% decrease. The decrease in direct cost of revenues was primarily due to decreased royalty fees on senior secured debt and third party software licensing and decreased payroll and commissions, partially offset by increased outside consulting expenses. During the three months ended June 30, 2013 and 2012, $38,644 and $78,833 of internal costs were capitalized, respectively.

For the six months ended June 30, 2013, direct costs of revenues were $1,296,950 compared to $1,386,790 for the same period in 2012 resulting in a decrease of $89,840 or 6.5%. The decrease in direct cost of revenues was primarily due to decreased royalty fees on senior secured debt and third party software licensing, decreased payroll and commissions and lower travel expenses for consultants. During the six months ended June 30, 2013 and 2012, $44,518 and $164,462 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $749,499 and $730,358 in the three months ended June 30, 2013 and 2012, respectively. The increase of $19,141 is 2.6% more than the same period in 2012. The increase is primarily due to increased legal fees to prosecute patent infringement on the company’s intellectual property partially offset by lower payroll expenses.

For the six months ended June 30, 2013 we had $1,573,359 compared to $1,449,523 for the six months ended June 30, 2012. The $123,836 or 8.5% increase is primarily due to increased legal fees to prosecute patent infringement on the company’s intellectual property partially offset by lower payroll expenses. Of the SG&A expenses for the six months ended June 30, 2013 and June 30, 2012, $268,000 and $336,000, respectively, represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc., and SnAPPnet, Inc.

Bad Debt Expense. We had bad debt expense $20,872 for the six months ended June 30, 2012. The expense related to the non-payment of a portion of one of NOW Solutions, Inc. customer invoices.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As the stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liability was $13,100 for the three months ended June 30, 2013 compared to a gain of $10,087 for the same period in 2012. The loss on derivative liability was $6,550 for the six months ended June 30, 2013 compared to a gain of $11,135 for the six months ended June 30, 2012.

Interest Expense. We had interest expense of $159,708 and $163,194 for the three months ended June 30, 2013 and 2012, respectively. Interest expense decreased in 2013 by $3,486 representing a decrease of 2.1% compared to the same expense in the three months ended June 30, 2012. The decrease was primarily due to debt discounts recorded in the second quarter of 2012.

For the six months ended June 30, 2013, we had net interest expense of $305,752 compared to $319,850 for the same period in 2012, representing a $14,098 or 4.4% decrease for the period. The decrease was primarily due to debt discounts recorded in the second quarter of 2012 and a lower interest rate on $1,759,150 of refinanced debt.

Loss on extinguishment of debt. We had loss on debt extinguishment of $15,000 for the three and six months ended June 30, 2012. The expense related to payments made to extend the maturity date of a note payable.

Net Income(loss). We had a net loss of $114,205 and $208,669 for the three months ended June 30, 2013 and 2012, respectively. The net loss for the three months ended June 30, 2013 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating income of $58,603. This was reduced by interest expense and a loss on derivative liability, resulting in a net loss of $114,205 for the three months ended June 30, 2013. For the three months ended June 30, 2012, the operating loss of $40,562 was reduced by interest expense and increased by a gain on derivative liability resulting in a net loss of 208,669.

We incurred net losses of $411,445 and $418,002 for the six months ended June 30, 2013 and 2012, respectively. The changes were due to the reasons discussed above.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2013 and 2012 and $294,000 for both the six months ended June 30, 2013 and 2012.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $226,330 and $335,926 for the three months ended June 30, 2013 and 2012, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $657,828 and $672,658 for the six months ended June 30, 2013 and 2012, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At June 30, 2013, we had non-restricted cash-on-hand of $36,940 compared to $111,851 at December 31, 2012.

Net cash used in operating activities for the six months ended June 30, 2013 was $141,923 compared to net cash used in operating activities of $306,637 for the six months ended June 30, 2012. For the six months ended June 30, 2013, we collected cash from our customers of $2,572,910. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,132,847, attorney fees of $60,237, professional fees and consulting fees of $194,609, interest payments of $169,018, taxes (including sales tax and VAT) of $180,962, and other regular trade payables of $977,160. For the six months ended June 30, 2012, we collected cash from our customers of $2,803,999. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,959,432, attorney fees of $36,443, professional fees and consulting fees of $174,784, interest payments of $257,270, taxes (including sales tax and VAT) of $352,717, and other regular trade payables of $344,990.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $396,865 or 15.2% from the balance at December 31, 2012. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $440,195 (net of allowance for bad debts) at December 31, 2012 to $307,525 (net of allowance for bad debts) at June 30, 2013. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $7,466,957 at December 31, 2012 to $7,993,240 at June 30, 2013. The increase is primarily related to unpaid executive payroll and payroll taxes. The resulting balance at June 30, 2013 is 26 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2013 and June 30, 2012 of $47,994 and $166,302, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2013, we paid $1,830,141 of principal on notes payable and notes payable to related parties and had $1,834,150 of new debt funding in the same period. For the six months ended June 30, 2012, we paid $64,065 of principal on notes payable and notes payable to related parties and had $488,343 of new debt funding in the same period. We also paid $15,000 to a lender in order to extend the maturity date of a loan.

The total change in cash for the six months ended June 30, 2013 was a decrease of $74,911.

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

	Balance at June 30,	Due in Next Five Years
Contractual Obligations	2013	2013	2014	2015	2016	2017+

Notes payable	$4,404,477	$2,832,602	$108,287	$120,818	$134,799	$1,207,971
Convertible debenture	30,000	30,000	-	-	-	-

Operating lease	169,732	46,550	93,330	29,852	-	-
Total	$4,604,209	$2,909,152	$201,617	$150,670	$134,799	$1,207,971

Following is the status of notes payable:

	June 30, 2013	December 31, 2012

In default	$2,670,405	$2,276,994
Not in default	1,764,072	2,123,474

Total Notes Payable	$4,434,477	$4,400,468

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $411,445 and $418,002 for the six months ended June 30, 2013 and 2012, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2013, we had negative working capital of approximately $12.7 million (although this figure includes deferred revenue of approximately $2.2 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The following table reflects our related party debt activity for the six months ended June 30, 2013:

December 31, 2012	$724,790
Repayments of related party notes	(381,583)
June 30, 2013	$343,207

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

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case is styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS. On June 13, 2013, LG and Samsung filed a motion to dismiss on procedural grounds. Vertical filed a brief in opposition to this motion on July 1, 2013. All parties have briefed the district court and the motion is pending.

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

On December 30, 2011, the United States District Court for the Northern District of California issued a claims construction order in the Interwoven Action concerning the terms found in the claims of the Patents-in-Suit.

On October 12, 2012, the United States Patent and Trademark Office (“USPTO”) issued an ex parte reexamination certificate of United States Patent No. 7,716,629.  In the ex parte reexamination certificate, Claims 21-36, 29, 30, and 32 were confirmed; Claims 1, 8, 11, 13, 28 and 31 were determined to be patentable as amended, Claims 2-6, 9, 10, 12, 14-17, 19 and 20, which were dependent on an amended claim, were determined to be patentable, and claims 7, 18 and 27 were not reexamined.

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

On January 4, 2013, the United States District Court for the Northern District of California in the Interwoven Action denied Interwoven’s motion for summary judgment for unenforceability and invalidity of the Patents-in-Suit in its entirety.

On July 17, 2013, the United States District Court for the Northern District of California in the Interwoven Action ruled on Interwoven’s motion for summary judgment with respect to infringement and damages concerning the Patents-in-Suit. The court denied Interwoven’s motion for summary judgment on the issue of direct infringement and granted summary judgment in favor of Interwoven with respect to infringement on the doctrine of equivalents and with respect to indirect infringement. The court also granted in part and denied in part Interwoven’s motion to exclude certain expert witness testimony.

Discovery has been completed. The trial date has been postponed and the parties are awaiting a trial date.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 is included in accounts payable and accrued liabilities. On January 31, 2013, the parties entered into an agreement whereby the Company agreed to make $10,000 monthly payments in February, March and April of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on May 1, 2013. In May 2013, the parties agreed to extend the date by which the Company has to pay off the balance of the settlement amount whereby the Company agreed to make $10,000 monthly payments in May, June, July and August of 2013 (of which $2,500 will be applied as late fees) with payment of the outstanding balance due on September 1, 2013.  As of August 14, 2013, the Company has made payments of $70,000 and the outstanding settlement balance is $79,000.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note. Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $40,000, plus interest at 15% per annum from the date the lawsuit was filed. We intend to resolve this matter with Micro Focus.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2012, as filed on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, 550,000 common shares granted to employees of the Company and a consultant of the Company, valued at $10,225, vested.

For the period from July 1, 2013 through August 14, 2013, the Company cancelled 1,500,000 previously issued common shares and granted 1,500,000 common shares for services to consultants of the Company that vest on December 31, 2103 and are valued at $45,000.

In August 2013, the Company committed to issuing 500,000 common shares in connection with borrowings from a third party lender of $150,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 14, 2013	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

