Form 10-Q
period 2013-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2013-11-19
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 18, 2013, the issuer had 999,535,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$26,255	$111,851
Accounts receivable, net of allowance for bad debts of $45,285 and $52,100	188,889	440,195
Prepaid expenses and other current assets	113,331	115,777
Total current assets	328,475	667,823

Property and equipment, net of accumulated depreciation of $1,027,403 and $1,021,595	24,943	27,062
Intangible assets, net of accumulated amortization of $249,305 and $217,670	935,990	871,721
Deposits and other	31,719	15,346

Total assets	$1,321,127	$1,581,952

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$8,633,641	$7,466,957
Bank overdraft	20,496	9,624
Deferred revenue	1,823,815	2,614,714
Derivative liability	114,345	31,440
Convertible debenture	30,000	30,000
Current portion - notes payable, net of debt discount	2,768,628	2,486,810
Current portion - notes payable to related parties	343,207	724,790
Total current liabilities	13,734,132	13,364,335

Non-current portion – notes payable	1,492,015	1,188,868

Total liabilities	15,226,147	14,553,203

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2013	2012
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 997,485,151 and 997,935,151 issued and outstanding as of September 30, 2013 and December 31, 2012	9,975	9,979
Additional paid-in-capital	19,331,084	19,254,154
Accumulated deficit	(42,599,461)	(41,621,437)
Accumulated other comprehensive income – foreign currency translation	(185,915)	(251,848)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(23,444,317)	(22,609,152)

Noncontrolling interest	(362,727)	(264,123)
Total stockholders’ deficit	(23,807,044)	(22,873,275)

Total liabilities and stockholders' deficit	$1,321,127	$1,581,952

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Licensing and software	$-	$-	$72,720	$1,000
Software maintenance	1,069,785	1,127,348	3,285,985	3,417,471
Cloud-based offering	83,418	95,702	305,229	352,469
Consulting services	72,191	44,944	310,959	248,864
Other	13,485	17,620	62,425	60,602
Total revenues	1,238,879	1,285,614	4,037,318	4,080,406

Cost of revenues	585,905	583,433	1,883,179	1,970,223

Gross profit	652,974	702,181	2,154,139	2,110,183

Operating expenses:
Selling, general and administrative expenses	902,021	844,697	2,454,731	2,294,221
Depreciation and amortization	13,130	14,804	40,403	46,698
Bad debt expense	-	-	-	20,872
Total operating expenses	915,151	859,501	2,495,134	2,361,791

Operating loss	(262,177)	(157,320)	(340,995)	(251,608)

Other income (expense):
Interest Income	35	-	46	15
Loss on derivative liability	(76,355)	(11,790)	(82,905)	(655)
Forbearance fees	(109,500)	-	(129,825)	-
Loss on extinguishment of debt	-	(5,000)	-	(20,000)
Interest expense	(217,186)	(174,636)	(522,949)	(494,501)

Net loss	(665,183)	(348,746)	(1,076,628)	(766,749)
Net loss attributable to noncontrolling interest	50,987	18,832	98,604	58,177
Net loss attributable to Vertical Computer Systems, Inc.	(614,196)	(329,914)	(978,024)	(708,572)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(761,196)	$(476,914)	$(1,419,024)	$(1,149,572)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	997,843,847	997,935,151	998,116,835	997,715,443

Comprehensive loss
Net loss	$(665,183)	$(348,746)	$(1,076,628)	$(766,749)
Translation adjustments	(46,906)	(103,619)	65,933	(108,871)
Comprehensive loss	(712,089)	(452,365)	(1,010,695)	(875,620)
Comprehensive loss attributable to noncontrolling interest	50,987	18,832	98,604	58,177
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(661,102)	$(433,533)	$(912,091)	$(817,443)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(41,621,437)	$(251,848)	$(264,123)	$(22,873,275)

Shares issued with debt	500,000	5	19,695	-	-	-	19,700

Shares issued for accrued stock compensation related to restricted stock awards	550,000	6	10,220	-	-	-	10,226

Shares issued for forbearance fees	1,000,000	10	46,990	-	-	-	47,000

Cancellation of stock	(2,500,000)	(25)	25	-	-	-	-

Other comprehensive income translation adjustment	-	-	-	-	65,933	-	65,933

Net loss	-	-	-	(978,024)	-	(98,604)	(1,076,628)

Balances at September 30, 2013	997,485,151	$9,975	$19,331,084	$(42,599,461)	$(185,915)	$(362,727)	$(23,807,044)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,076,628)	$(766,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,403	46,698
Amortization of debt discounts	16,646	50,300
Forbearance fees paid with common stock	47,000	-
Bad debt expense	-	20,872
Loss on derivatives	82,905	655
Changes in operating assets and liabilities:
Accounts receivable	228,846	236,422
Prepaid expenses and other assets	8,533	(15,568)
Accounts payable and accrued liabilities	1,175,970	615,160
Deferred revenue	(790,899)	(521,058)
Net cash used in operating activities	(267,224)	(333,268)

Cash flow from investing activities:
Software development	(95,978)	(240,029)
Purchase of property and equipment	(6,573)	(8,481)
Net cash used in investing activities	(102,551)	(248,510)

Cash flows from financing activities: Borrowings on notes payable	2,059,150	742,405
Payments of notes payable	(1,470,192)	(185,434)
Borrowings on related party debt	-	36,000
Payments on related party debt	(381,583)	(5,066)
Payments made on extinguishment of debt	-	(20,000)
Bank overdraft	10,871	940
Net cash provided by financing activities	218,246	568,845

Effect of changes in exchange rates on cash	65,933	(108,872)

Net change in cash and cash equivalents	(85,596)	(121,805)
Cash and cash equivalents, beginning of period	111,851	132,452
Cash and cash equivalents, end of period	$26,255	$10,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$223,624	$246,263

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$4,061	$9,353
Common shares issued for accrued stock compensation	10,226	14,100
Common shares cancelled	25	-
Common shares issued with debt	19,700	-
Loan commitment fees accrued	5,000	-

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

For the nine months ended September 30, 2013 and 2012, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company’s consolidated financial statements.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2013 and 2012 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2013, we had negative working capital of approximately $13.4 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the nine months ended September 30, 2013:

Total debt as of December 31, 2012	$3,705,678
Repayments of third party notes	(1,470,192)
Borrowings from third parties	2,059,150
Adjustment for reapplication of payments	4,061
Total debt as of September 30, 2013	$4,298,697
Unamortized discounts	(8,054)
Total debt, net of unamortized discounts as of September 30, 2013	$4,290,643

In July 2013, a third party lender loaned VHS $150,000. Pursuant to the loan agreement, VHS issued a promissory note bearing interest at 10% per annum to the lender in the amount of $150,000 payable in 90 days from the date VHS received funds.  Under the terms of the agreement, VHS is obligated to pay a $5,000 commitment fee no later than the date the note becomes due.  In consideration of the loan, the Company issued 5,000 shares of VHS Series B Preferred Stock (fair value determined to be nominal) and granted 500,000 shares of VCSY common stock (fair value determined to be $19,700) to the lender. The value of the common shares of $19,700 and the accrued $5,000 commitment fee was recorded as a debt discount that is being amortized over the life of the note using the effective interest rate method. During the nine months ended September 30, 2013, $16,646 of the debt discount has been amortized into interest expense.

During nine months ended September 30, 3013, in addition to the loans set forth above, the Company borrowed $150,000 from third party lenders. These notes are unsecured, bear interest at 10%- 11% per annum and are due on demand.

During the nine months ended September 30, 2013 and 2012, the Company made interest payments of $223,624 and $246,263, respectively.

During the nine months ended September 30, 2013 and 2012, the Company made principal payments of $1,470,192 and $185,434, respectively.

Lakeshore Financing

On January 9, 2013, NOW Solutions completed a financing transaction in the aggregate amount of $1,759,150, which amount was utilized to pay off existing indebtedness of the Company and NOW Solutions to Tara Financial Services and Robert Farias, an employee of the Company, and all security interests granted to Tara Financial Services and Robert Farias were cancelled.

In connection with this financing, the Company and several of its subsidiaries entered into a loan agreement (the “Loan Agreement”), dated as of January 9, 2013 with Lakeshore Investment, LLC (“Lakeshore”) under which NOW Solutions issued a secured 10-year promissory note (the “Lakeshore Note”) bearing interest at 11% per annum to Lakeshore in the amount of $1,759,150 payable in equal monthly installments of $24,232 until January 31, 2022. Upon the payment of any prepayment principal amounts, the monthly installment payments shall be proportionately adjusted proportionately on an amortized rata basis.

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore.  In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal. The Company has accrued $27,000 for the nine months ended September 30, 2013 related to this royalty based upon the estimated annual revenues expected to be generated during the year ended December 31, 2013.

Pursuant to the Loan Agreement, as amended, the Company also agreed to make certain principal payments toward the Lakeshore Note of (a) $90,000 by February 15, 2013, which was secured by 15% interest in the Company’s ownership of Priority Time and this payment was timely made to Lakeshore and (b) $600,000 by March 15, 2013, which was secured by 25% of the Company’s ownership interest in NOW Solutions and this payment was not made to Lakeshore. As of September 30, 2013, the common shares of NOW Solutions representing a 25% ownership interest in NOW Solutions were in Lakeshore’s possession, but Lakeshore had not taken action to transfer the shares in Lakeshore’s name due to forbearance agreements that have been entered into.  The Company and Lakeshore made further amendments to the Loan Agreement concerning the return of these common shares on October 3, 2013 (see “Subsequent Events” in Note 9 for further details). The Company has determined a noncontrolling interest in NOW Solutions did not exist as of September 30, 2013 as the shares representing a 25% ownership interest in NOW Solutions have not been transferred to Lakeshore’s name.

Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement

Between January and August 2013, the Company and Lakeshore entered into multiple amendments to the loan agreement with Lakeshore.  Pursuant to these amendments, the Company had an option to pay Lakeshore $750,000 by September 30, 2013 for the return of shares of common stock of NOW Solutions in Lakeshore’s possession representing 25% ownership of NOW Solutions by September 30, 2013. In consideration of this option and Lakeshore’s extension to make payment, the Company paid Lakeshore forbearance fees aggregating $82,825 during the nine months ended September 30, 2013 and agreed to pay Lakeshore a bonus of 25% of NOW Solutions’ profits  for the period that runs from March 15, 2013 through September 30, 2013 which will be due no later than December 31, 2013.As additional consideration, the Company increased the interest payable to Lakeshore from Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology from 5% to 8% and an officer of the Company transferred 1,000,000 shares of VCSY common stock (valued at $47,000) owned by him to Lakeshore on behalf of the Company. Management has estimated the fair value of the profits royalty and the right to the net claim proceeds to be nominal. The aggregate forbearance fees paid during the nine months ended September 30, 2013 were $129,825 consisting of cash payments of $82,825 and 1,000,000 common shares valued at $47,000. The Company and Lakeshore made further amendments to the Loan Agreement on October 3, 2013 (see “Subsequent Events” in Note 9 for further details).

Note 4. Derivative Liability and Fair Value Measurements

Derivative liability

During 2008, an officer of the Company pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender.  In connection with the pledge of stock, we signed an agreement to replace these shares within one year. As of September 30, 2013 1,309,983 shares of stock were owed under this agreement.

In August 2013, an officer of the Company transferred 1,000,000 shares of common stock owned by him to Lakeshore in connection with the Lakeshore option and forbearance agreement related to the shares of common stock of NOW Solutions in possession of Lakeshore representing a 25% ownership of NOW Solutions (see Note 3). In connection with the transfer of the stock, we signed an agreement to replace these 1,000,000 shares.

These commitments to replace all of the pledged shares were evaluated under FASB ASC 815-40, Derivatives and Hedging and were determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, these derivative liabilities are marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2013 and December 31, 2012, the aggregate fair value of these derivative liabilities was $114,345 and $31,440.

The aggregate change in the fair value of derivative liabilities was a loss of $35,905 and a loss of $655 for the nine months ended September 30, 2013 and 2012, respectively. A loss on derivative liabilities of $47,000 was recorded in August 2013 to recognize the initial value of the derivative related to the 1,000,000 shares of common stock.

The valuation of our embedded derivatives is determined by using the VCSY stock price at September 30, 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2013 and December 31, 2012:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2013:
Liabilities
Stock derivative – 1,309,983 shares	$64,844	$-	$-
Stock derivative – 1,000,000 shares	$49,501	$-	$-

As of December 31, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$31,440	$-	$-

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

Note 5. Common and Preferred Stock Transactions

In July 2013, the Company issued 500,000 shares of VCSY common stock (valued at $19,700) to a third party lender in connection with a $150,000 loan to the Company. The fair value of the shares was recorded as a debt discount that is being amortized to interest expense over the life of the loan.

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 3). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000.

Also, in August 2013, the Company and Luiz Valdetaro, the Chief Technology Officer of the Company, entered into an indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify an officer of the Company for 1,000,000 shares of VCSY common stock owned by him that he transferred to Lakeshore on the Company’s behalf.  Under the agreement, the Company is obligated to reimburse the officer with 1,000,000 shares of VCSY common stock within 1 year (see Note 4).

During the nine months ended September 30, 2013, the Company cancelled 1,500,000 previously issued common shares of the Company that had been granted to a third party lender.

During the nine months ended September 30, 2013, 550,000 common shares granted to employees of the Company and a consultant of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassed from accrued liabilities to stockholders’ equity associated with these shares vesting.

As of the date of this report, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

997,485,151	Common Stock Granted and Outstanding
2,050,000	Common Stock Granted and Outstanding, but not vested
2,309,983	Common Shares Company Is Obligated to Reimburse to officers of the Company for pledged shares sold and transferred on the Company’s behalf)
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,031,217,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 31,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 480 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6.  Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the nine months ended September 30, 2013 is shown below.

		Weighted
		Average Grant-
	Shares	Date Fair Value
Non Vested Balance at December 31, 2012	1,100,000	$0.0186
Granted	1,500,000	0.0300
Vested	(550,000)	0.0186
Forfeited/Cancelled	-	-
Non Vested Balance at September 30, 2013	2,050,000	$0.0269

As of September 30, 2013, there was $26,902 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 2 years.

During the nine months ended September 30, 2013, the Company granted 1,500,000 common shares (valued at $45,000) for services to consultants of the Company that vest on December 31, 2013.

Note 7. Related Party Transactions

In January 2013, the Company paid off all existing indebtedness of the Company and the underlying security interest granted to Mr. Farias, an employee of the Company, was cancelled, including two promissory notes bearing interest at 10% per annum that were issued in the principal amount of $274,679 and $90,000, respectively.

The following table reflects our related party debt activity for the nine months ended September 30, 2013:

December 31, 2012	$724,790
Repayments of related party notes	(381,583)
September 30, 2013	$343,207

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 3). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000.

Also, in August 2013, the Company and Luiz Valdetaro, the Chief Technology Officer of the Company, entered into an indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify an officer of the Company for 1,000,000 shares of VCSY common stock owned by him that he transferred to Lakeshore on the Company’s behalf.  Under the agreement, the Company is obligated to reimburse the officer with 1,000,000 shares of VCSY common stock within 1 year (see Note 4).

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

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit was instituted as a complaint for declaratory judgment, in which Interwoven requested that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

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

Discovery for the Interwoven Action has been completed.  The trial date has been set for March 10, 2014.

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit.  Discovery is ongoing.  The trial date has been set for May 7, 2014.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims. CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest. On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses. In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed.  Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments.   Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance.  On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013.  As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby.  Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid.  As of November 18, 2013, the Company has made payments of $105,000 and the outstanding settlement balance is $89,000.

On October 11  2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement.   On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013.  In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note.  The Company did not make the $375,000 payment due to Micro Focus.  On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note.  Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees.  On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note.  On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note.  Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $40,000, plus interest at 15% per annum from the date the lawsuit was filed.  On August 13, 2013 the court entered an order to open, modify, and vacate Micro Focus' confessed judgment in the NOW Solutions action.  On October 25, 2013, the court entered an order to consolidate Micro Focus’ lawsuits against Vertical and NOW Solutions into one lawsuit.  Discovery is ongoing.  We intend to resolve this matter with Micro Focus. The Company has accrued $420,000 related to this suit as of December 31, 2012 of which $339,190 is outstanding as of September 30, 2013.

Note 9. Subsequent Events

On October 3, 2013, the Company and Lakeshore further amended the Loan Agreement (see Note 3). Pursuant to this amendment, Lakeshore agreed to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (the “NOW Shares”). To pay for the return of the NOW Shares, the Company issued a promissory note (the “NOW Shares Note”) in the principal amount of $1,050,000, bearing interest at 9% and due on October 1, 2014 and paid a $100,000 transaction fee to Lakeshore.  As additional consideration for the return of the NOW Shares, the Company is obligated to pay Lakeshore a bonus of 25% of NOW Solutions’ profits for the period that runs from March 15, 2013 through the earlier of the date the NOW Shares Note is paid or October 1, 2014, during which period the Company shall make $5,000 weekly payments to be applied to the foregoing bonus.   In the event the NOW Shares Note is not timely paid, then the Company is obligated to transfer common stock representing a 20% ownership interest in NOW Solutions, SnAPPnet, Inc., VHS, and Priority Time to Lakeshore in lieu of paying the then-outstanding balance due under the NOW Shares Note.  The Company has paid the transaction fee and made other payments to Lakeshore pursuant to the terms of the amendment and is in the process of clarifying ancillary terms of the amendment to the Loan Agreement with Lakeshore.

In October 2013, a third party lender loaned the Company $100,000.  In connection with the loan, the Company has pledged to issue 1,000,000 common shares of the Company’s stock to the lender.

In October 2013, a third party lender loaned the Company $50,000.  In connection with the loan, the Company has pledged to issue 1,000,000 common shares of the Company’s stock to the lender to secure the loan.

On November 5, 2013, the United States Patent and Trademark Office granted us a patent (No. 8,578,266.) for an invention for a “Method and System for Providing a Framework for Processing Markup Language Documents.”  The patent is related to the Emily™ XML scripting language.

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

During the nine months ended September 30, 2013 and 2012, $95,978 and $240,029 of internal costs were capitalized, respectively.

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

Results of Operations

Three and Nine months ended September 30, 2013 Compared To Three and Nine months ended September 30, 2012

Total Revenues.  We had total revenues of $1,238,879 and $1,285,614 for the three months ended September 30, 2013 and 2012, respectively.  The decrease in total revenues was $46,735 for the three months ended September 30, 2013 representing a 3.6% decrease compared to the total revenues for the three months ended September 30, 2012.  Substantially all of the revenues for the three months ended September 30, 2013 and 2012 were related to the business operations of NOW Solutions, a wholly-owned subsidiary.  Revenue from SnAPPnet, Inc. was $21,587 or 1.7% of total revenues for the three months ended September 30, 2013 and $17,572 or 1.4% of total revenues for the three months ended September 30, 2012.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings.  There were no new licensing sales of our emPath® product during the third quarter of 2013 or 2012. Software maintenance in the three months ended September 30, 2013 decreased by $57,563 or 5.1% from the same period in the prior year.  The revenue decrease in software maintenance is primarily due to non-renewal of maintenance agreements by customers and the effects of unfavorable currency rate changes on our Canadian maintenance revenue.  Consulting revenue, in the three months ended September 30, 2013 increased by $27,247 from the same period in the prior year, which represents a 60.6% increase.   This increase was due to additional consulting services for version upgrades and enhancements to existing accounts during the third quarter of 2013. Cloud-based revenues were $83,418 for the three months ended September 30, 2013 compared to $95,702 for the same period in the prior year, representing a $12,284 decrease or 12.8%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during 2013. Other revenue in the three months ended September 30, 2013 decreased by $4,135 or 23.5% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $4,037,318 and $4,080,406 in the nine months ended September 30, 2013 and 2012, respectively.  The decrease in total revenues was $43,088 for the nine months ended September 30, 2013 representing a 1.1% decrease compared to the total revenues for the nine months ended September 30, 2012.  Substantially all of the revenues for the nine months ended September 30, 2013 and 2012 were related to the business operations of NOW Solutions, a wholly-owned subsidiary. Revenue from SnAPPnet, Inc. was $89,274 or 2.2% of total revenues for the nine months ended September 30, 2013 and $75,695 or 1.9% of total revenues for the nine months ended September 30, 2012.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings.   The revenue from new software licenses increased by $71,720 compared to that for the nine months ended September 30, 2012 due to new licensing sales of our emPath® product during 2013. Software maintenance in the nine months ended September 30, 2013 decreased by $131,486 or 3.8% from the same period in the prior year.  The revenue decrease in software maintenance is primarily due to primarily due to non-renewal of maintenance agreements by customers and the effects of unfavorable currency rate changes on our Canadian maintenance revenue.  Consulting revenue, in the nine months ended September 30, 2013 increased by $62,095 from the same period in the prior year, which represents a 25% increase.  This increase was due to additional consulting services for version upgrades and enhancements to existing accounts during the nine months ended September 30, 2013. Cloud-based revenues were $305,229 for the nine months ended September 30, 2013 compared to $352,469 for the same period in the prior year, representing a $47,240 decrease or 13.4%.  The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during 2013. Other revenue in the nine months ended September 30, 2013 increased by $1,823 or 3.0% from the same period in the prior year.  Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues.  We had direct costs associated with our revenues of $585,905 for the three months ended September 30, 2013, compared to $583,433 for the three months ended September 30, 2012.  The increase in cost of revenues of $2,472 represents a 0.4% increase.  The increase in direct cost of revenues was primarily due to increased royalties on third party software licensing and increased costs of third party hosting partially offset by lower travel expenses for consultants and lower payroll and commissions. During the three months ended September 30, 2013 and 2012, $51,461 and $75,568 of internal costs were capitalized, respectively.

For the nine months ended September 30, 2013, direct costs of revenues were $1,883,179 compared to $1,970,223 for the same period in 2012 resulting in a decrease of $87,044 or 4.4%.  The decrease in direct cost of revenues was primarily due to lower travel expenses for consultants and lower commissions. During the nine months ended September 30, 2013 and 2012, $95,978 and $240,029 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $902,021 and $844,697 in the three months ended September 30, 2013 and 2012, respectively.  The increase of $57,324 is 6.8% more than the same period in 2012.  We had increased legal expenses to prosecute patent infringement on the Company’s intellectual property and increased loan fees on senior secured debt. Of the selling, general and administrative expenses for the three months ended September 30, 2013 and 2012, $78,000 and $119,000 respectively, represented business development expenses for various initiatives being undertaken through VHS, PTS, SnAPPnet, Inc. and VCSY.

For the nine months ended September 30, 2013 we had $2,454,731 compared to $2,294,221 for the nine months ended September 30, 2012.  The increase of $160,510 was 7.0% higher than the same period in 2012. We had increased legal expenses to prosecute patent infringement on the Company’s intellectual property and increased loan fees on senior secured debt. Of the selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012, $346,000 and $455,000, respectively, represented business development expenses for various initiatives being undertaken including Vertical Healthcare Solutions, Inc., Priority Time Systems, Inc., SnAPPnet, Inc. and VCSY.

Bad Debt Expense.  We had bad debt expense of $20,872 for the nine months ended September 30, 2012 and $0 in 2013. The expense related to non-payment of a portion of one of NOW Solutions’ customer invoices.

Gain (Loss) on Derivative Liability.  Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. The loss on derivative liabilities was $76,355 for the three months ended September 30, 2013 compared to a loss of $11,790 for the same period in 2012.  The loss on derivative liabilities was $82,905 for the nine months ended September 30, 2013 compared to a loss of $655 for the nine months ended September 30, 2012. The increase in losses for the three months ended and nine months ended September 30, 2013 are related to an increase in the Company’s stock price and adding an additional derivative liability in the third quarter of 2013

Interest Expense.  We had interest expense of $217,186 and $174,636 for the three months ended September 30, 2013 and 2012, respectively.  Interest expense increased by $42,550 representing an increase of 24.4% compared to the same expense in the three months ended September 30, 2012.  The increase was primarily due to increased borrowings in 2013 and higher interest rates on debts in default.

For the nine months ended September 30, 2013, we had interest expense of $522,949 compared to $494,501 for the same period in 2012, representing a $28,448 or 5.8% increase for the period. The increase was primarily due to increased borrowings in 2013 and higher interest rates on debts in default.

Loss on extinguishment of debt.   We had loss on debt extinguishment of $5,000 and $20,000 for the three and nine months ended September 30, 2013, respectively. The expense related to payments made to extend the maturity date of a note payable.

Net Income (loss).  We had a net loss of $665,183 and $348,746 for the three months ended September 30, 2013 and 2012, respectively.  The net loss for the three months ended September 30, 2013 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $262,177.  This loss was increased by interest expense and a loss on derivative liability. The net loss for the three months ended September 30, 2012 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $157,320. The operating loss was increased by interest expense and a loss on derivative liability.

We incurred net losses of $1,076,628 and $766,749 for the nine months ended September 30, 2013 and 2012, respectively.  The changes were due to the reasons discussed above.

  Dividends Applicable to Preferred Stock.  We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis.  The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis.  The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended September 30, 2013 and 2012 and $441,000 for both the nine months ended September 30, 2013 and 2012.

Net Loss Available to Common Stockholders.  We had a net loss attributed to common stockholders of $761,196 and $476,914 for the three months ended September 30, 2013 and 2012, respectively.  Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,419,024 and $1,149,572 for the nine months ended September 30, 2013 and 2012, respectively.  Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share.  We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At September 30, 2013, we had non-restricted cash-on-hand of $26,255 compared to $111,851 at December 31, 2012.

Net cash used in operating activities for the nine months ended September 30, 2013 was $267,224 compared to net cash used in operating activities of $333,268 for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, we collected cash from our customers of $3,414,505. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $1,541,523, attorney fees of $82,046, professional fees and consulting fees of $265,376, interest payments of $223,624, taxes (including sales tax and VAT) of $185,216, and other regular trade payables of $1,383,944.  For the nine months ended September 30, 2012, we collected cash from our customers of $3,507,852.  We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,504,358, attorney fees of $40,453, professional fees and consulting fees of $214,559, interest payments of $246,263, taxes (including sales tax and VAT) of $356,203, and other regular trade payables of $484,284.

A large portion of our cash (and revenue) comes from software maintenance.  When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period.  Deferred revenue decreased $790,899 or 30.2% from the balance at December 31, 2012.  The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $440,195 at December 31, 2012 to $188,889 (net of allowance for bad debts) at September 30, 2013.  The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $7,466,957 at December 31, 2012 to $8,633,641 at September 30, 2013.  The increase is primarily related to unpaid executive payroll and payroll taxes. As described above, we utilized some of the cash we received from collections on customer accounts receivable to pay current expenses and to pay down some of the accounts payable.  The resulting balance at September 30, 2013 is 46 times more than the balance in accounts receivable.  This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2013 and September 30, 2012 of $102,551 and $248,510, respectively.  Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2013, we paid $1,851,775 of principal on notes payable and notes payable to related parties and had $2,059,150 of new debt funding in the same period. For the nine months ended September 30, 2012, we paid $190,500 of principal on notes payable and notes payable to related parties and had $778,405 of new debt funding in the same period.  We also paid $20,000 to a lender in order to extend the maturity date of a loan

The total change in cash for the nine months ended September 30, 2013 was a decrease of $85,596.

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

	Balance at
	September 30,	Due in Next Five Years
Contractual Obligations	2013	2013	2014	2015	2016	2017+
Notes payable	$4,611,904	$3,119,889	$108,262	$120,790	$134,768	$1,128,195
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	146,371	23,189	93,330	29,852	-	-
Total	$4,788,275	$3,173,078	$201,592	$150,642	$134,768	$1,128,195

Following is the status of notes payable:

	September 30,
	2013	December 31, 2012

In default	$2,901,989	$2,276,994
Not in default	1,739,915	2,123,474

Total Notes Payable	$4,641,904	$4,400,468

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $1,076,628 and $766,749 for the nine months ended September 30, 2013 and 2012, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2013, we had negative working capital of approximately $13.4 million (although this figure includes deferred revenue of approximately $1.8 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Related Party Transactions

In January 2013, the Company paid off all existing indebtedness of the Company and the underlying security interest granted to Mr. Farias, an employee of the Company, was cancelled, including two promissory notes bearing interest at 10% per annum that were issued in the principal amount of $274,679 and $90,000, respectively.

The following table reflects our related party debt activity for the nine months ended September 30, 2013:

December 31, 2012	$724,790
Repayments of related party notes	(381,583)
September 30, 2013	$343,207

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 3). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000.

Also, in August 2013, the Company and Luiz Valdetaro, the Chief Technology Officer of the Company, entered into an indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify an officer of the Company for 1,000,000 shares of VCSY common stock owned by him that he transferred to Lakeshore on the Company’s behalf.  Under the agreement, the Company is obligated to reimburse the officer with 1,000,000 shares of VCSY common stock within 1 year (see Note 4).

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

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit was instituted as a complaint for declaratory judgment, in which Interwoven requested that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case is styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

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

Discovery for the Interwoven Action has been completed.  The trial date has been set for March 10, 2014.

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit.  Discovery is ongoing.  The trial date has been set for May 7, 2014.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims. CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest. On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses. In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed.  Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments.   Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance.  On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013.  As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby.  Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid.  As of November 18, 2013, the Company has made payments of $105,000 and the outstanding settlement balance is $89,000.

On October 11  2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement.   On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $25,000 was paid in January and the remaining $375,000 balance is to be paid under a promissory note bearing no interest and payable in three monthly installments of $15,000 beginning in February with the outstanding balance due on April 30, 2013.  In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note.  The Company did not make the $375,000 payment due to Micro Focus.  On May 1, 2013, NOW Solutions received a notice of default concerning its failure to pay the $375,000 balance due under the promissory note.  Micro Focus has a confession of judgment by NOW Solutions in connection with the promissory note for the outstanding balance due under the note, plus interest at 15% and reasonable attorney’s fees.  On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note.  On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note.  Micro Focus is seeking damages of $375,000, plus attorneys’ fees of $40,000, plus interest at 15% per annum from the date the lawsuit was filed.  On August 13, 2013 the court entered an order to open, modify, and vacate Micro Focus' confessed judgment in the NOW Solutions action.  On October 25, 2013, the court entered an order to consolidate Micro Focus’ lawsuits against Vertical and NOW Solutions into one lawsuit.  Discovery is ongoing.  We intend to resolve this matter with Micro Focus. The Company has accrued $420,000 related to this suit as of December 31, 2012 of which $339,190 is outstanding as of September 30, 2013.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2012, as filed on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company and granted 500,000 shares of VCSY common stock (valued at $19,700) to a third party lender in consideration of a $150,000 loan to the Company..

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 3). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000.

Also, in August 2013, the Company and Luiz Valdetaro, the Chief Technology Officer of the Company, entered into an indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify an officer of the Company for 1,000,000 shares of VCSY common stock owned by him that he transferred to Lakeshore on the Company’s behalf.  Under the agreement, the Company is obligated to reimburse the officer with 1,000,000 shares of VCSY common stock within 1 year (see Note 4).

During the nine months ended September 30, 2013, the Company cancelled 1,500,000 previously issued common shares of the Company that had been granted to a third party lender.

During the nine months ended September 30, 2013, the Company granted 1,500,000 common shares (valued at $45,000) for services to consultants of the Company that vest on December 31, 2013.

During the nine months ended September 30, 2013, 550,000 common shares granted to employees of the Company and a consultant of the Company, valued at $10,226, vested.

During the period from October 1, 2013 to November 18, 2013, the Company became obligated to cause 1,000,000 common shares of the Company’s stock to be transferred to a third party lender in consideration of a $100,000 loan.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013	Provided herewith
32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013	Provided herewith
101.INS*	XBRL Instance Document	Provided herewith
101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith
101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

November 18, 2013	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

