Form 10-K
period 2013-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2014-04-15
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

Issuer’s revenues for fiscal year ended December 31, 2013: $6,057,026

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $27,133,863

As of April 15, 2014, the issuer had 999,535,151 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Administrative Software

Our main administrative application software, emPath®, which is designed to handle complex payroll and human resources challenges, is developed, marketed and maintained by NOW Solutions. emPath® is natively Web-based which means that the application can easily be accessed with a web browser. NOW Solutions, a 75% owned subsidiary, is selling emPath® in the United States and Canadian markets both as a software solution and a Software-as-a-Service (“SaaS”) offering, also known as Cloud-based offering. For a description of our cloud computing model for emPath®, please see the section entitled “Cloud-based services” below.

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

Our continuous effort to improve our emPath® product and its cloud-based offering has allowed us to finalize and launch our new module-based initiative under which certain payroll/human resource modules can be marketed independently from emPath® or bundled into a comprehensive solution. A key objective of the module development initiative has been to enable new modules to be sold to a smaller customer base (companies with 25 to 500 employees) in a simple standardized version. This version will have full functionality and all the benefits of a total enterprise solution, while maintaining scalability in order to meet the needs of and to compete for the largest corporate customers and government entities, which often have complex payroll rules. We also have a global payroll initiative to launch emPath® internationally.

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

PTS™ is currently marketed as a best-of-breed solution through Priority Time Systems, Inc. (“Priority Time”) as well as an integrated module within emPath®, which we are marketing to emPath®’s existing customer base. Our initial marketing efforts are focused on the United States and Canadian markets.

SnAPPnet™ is currently marketed as a best-of breed standalone solution through SnAPPnet, Inc. We are in the process of integrating this product with emPath® so it can also be sold to NOW Solutions’ customers as an emPath® module.

We have other administrative software in various stages of development which will be marketed through our subsidiaries including Priority Time, Vertical Healthcare Solutions, Inc. (“VHS”), Taladin, Inc., (“Taladin”), and Government Internet Systems Inc. (“GIS”).

We believe that our administrative software solutions, which offer lower set-up fees and faster implementation times compared to competing products, provide customers with significant upfront cost savings and substantial increases in productivity for administration of everyday operations.

Cloud-based services

In addition to our standard software licensing model, where the software is deployed, hosted and maintained internally by the customer, we are offering customers with an alternate delivery method: software-as-a-service, or simply “cloud-based.” Cloud-based is a software delivery model where the company develops, operates, and hosts the application in data centers for use by its customers over the Internet.

A cloud-based service is a cost-effective, reliable and secure way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs of deploying the software in-house or the need to dedicate IT people on staff to monitor and upgrade such a system.

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

As an expanded product and as a result of our initial sales to customers with complex payroll, NOW Solutions has created a tailored cloud-based offering which provides these types of customers the cost benefits of a cloud computing model while meeting their complex requirements. We are also continuing to upgrade emPath® for our cloud computing offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll providers in their local markets.

PTS™, our time and attendance software, will also be offered as a cloud-based solution, as both a standalone product (through Priority Time and VHS) and an integrated module with emPath® (through NOW Solutions).

SnAPPnet™, a physician credentialing application, is currently offered as a cloud-based solution. We are in the process of developing a registered nurse module of SnAPPnet™. In addition, we are adding some key new features to the software application as well as doing a design review to meet other potential markets for credentialing and markets in need of automated fillable forms. We are marketing SnAPPnet™ directly to hospitals and to NOW Solutions’ existing customer base and plan to offer it through VHS to physicians in the United States.

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

Our primary patented internet core technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, permitting these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of a web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content includes text, pictures or multimedia. Form includes graphics and website colors, layout and design. Function includes the activities performed by or actions executed on the website. In this way, each element of a website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex websites. This separation of form, function, and content also allows for the rapid creation of affiliated websites. SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features of SiteFlash™’s are its affiliation/syndication capability, its multi-lingual capability, and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability).

SiteFlash™ can be offered as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of three additional software application products: ResponseFlash™, NewsFlash™ and AffiliateFlash™. In addition to the cloud-based offering, we are in the process of using SiteFlash™ as an internal component, along with some other company technology, in a new application which will be called the Physicians Bridge, and be marketed through VHS.

The second patented Internet core technology we have developed is the Emily™ XML scripting language, a Markup Language Executive (MLE), which is Java compatible. XML is a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere. The Emily™ Framework was developed to be an engineering package comparable to other Web development tools, such as Allaire Cold Fusion™ or Microsoft FrontPage™. The primary component of the Emily™ Framework is the Emily XML scripting language, a programming language that runs on Windows™, Linux and several UNIX platforms. The Emily™ Framework is used to create Web-based applications that communicate via XML and HTTP. HTTP is the set of rules for exchanging files (text, graphic images, sound, video, and other multimedia files) on the Web.

The third patented Internet core technology we have developed is the combination of three components: the Emily™ XML Broker, the Emily™ XML Agent and the Emily™ XML Portal. This technology has been featured as an alternative to Web Services in the 4th Edition of the XML Handbook, by Dr. Charles Goldfarb, considered the father of XML and inventor of all markup languages. We are upgrading this technology for use in a new application we are developing simultaneously.

The fourth Internet core technology is an 18 year-old web server software that was licensed to the Company. This technology was acquired with the intent to modify it and use it as a basis to create a new product.

In addition, in the summer of 2010, we elected to utilize a new software development platform which we used for PTS™ and also created “dashboardletsTM” (a proprietary tool for business intelligence) allowing the scalability to meet large and/or complex customer requirements. In addition, this development platform will be used to develop other modules for the Company’s software solutions and to support SnAPPnet™ and certain portions of emPath®.

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

Our Emily™ XML scripting language, coupled with other Company technology, is the basis for development of mobile applications. This unique ability is patented under U.S. Patent No. 8,578,266.

We also have our fiber optic patent (for transmission of images over a single filament of fiber optic cable) under U.S Patent No. 6718103.

Finally, we have our tiny web server and other mobile technologies, which are patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Software development units	Emily™	Vertical	VHS(a)
Content Management Framework	SiteFlash™	Vertical	Unifocus(c)
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (d)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a) , NOW Solutions (d)

(a)	Physician market (including medical clinics but not including hospitals)
(b)	Government market
(c)	Hospitality market (including hotels, fast food chains, theme parks, restaurant chains, but not including casinos)
(d)	Clients of NOW Solutions

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Taladin, OptVision Research, VHS, Priority Time Systems, SnAPPnet, Inc., GIS, Vertical do Brasil, and other subsidiaries with minimal or no activity and other limited interests. Each of these divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a 75% owned subsidiary of the Company. NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions. NOW Solutions has clients in the United States and Canada ranging from private businesses to government agencies, who typically employ 500 or more employees. NOW Solutions currently markets emPath®, a payroll and human resources and payroll solution. emPath® meets the needs for clients who have complex payroll where they may have employees from different unions, multiple locations in different states (U.S.) and provinces (Canada), and intricate compensation structures. We believe that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology, which provides customers with rapid customization of payroll rules and calculations without the need for any programming expertise. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user-friendly, flexible, multi-lingual (i.e., English, Canadian French, Spanish, Portuguese, and Chinese) software solution, without the multi-million dollar implementation and support budgets typically required to use the payroll and HR products of major competitors.

NOW Solutions has converted some of its existing customers to its cloud-based model and is in the process of developing methods to introduce its cloud-based offering (supporting MS SQL, Oracle and DB2 databases) through distributors in the United States. During the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we are labeling “tailored cloud-based”, which can fulfill our customers unique requirements while giving them the benefits of a cloud-based offering.

Additionally, NOW Solutions has embarked on a strategy of developing and licensing HR products complementary to its existing suite of products that can be sold separately or integrated as emPath® modules, which has been greatly facilitated by emPath®’s Web Services integration. PTS™ is the first product to be integrated within the emPath® solution. PTS™ was officially introduced at NOW Solutions’ user conference in November 2011 and was presented to a number of customers who had expressed interest in purchasing once beta testing of one of NOW Solutions’ hospitals client (which is the basis for a time and attendance solution tailored to the medical industry) is completed. NOW Solutions is currently finalizing the integration of PTS™ with emPath®. The second product is SnAPPnet™, which is in the in the process of being upgraded to expand the utility of the product beyond traditional credentialing software so that it can be used by HR departments of NOW Solutions’ existing customer to create and administer fillable forms routinely used for employees.

NOW Solutions has also finalized its business plan to expand into the global payroll market, utilizing its existing expertise gained from offering a comprehensive payroll/HR solution to customers with employees throughout the United States and Canada.

The revenue model of NOW Solutions is based upon five components: licensing and renewable annual maintenance fees, cloud-based fees, professional consulting services, and managed services. Under the cloud-based delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2013, NOW Solutions had approximately $668,521 of total assets, revenues of approximately $5,201,633 and a net loss of approximately $56,053.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company. In November 2005, Taladin and NOW Solutions entered into a license agreement whereby Taladin received the exclusive rights to commercially exploit emPath® for use by the United States federal, state and local governments and agencies in exchange for a license fee and royalties. Taladin has developed a module for emPath® to meet federal payroll guidelines for law enforcement and fire departments. However, the completion of this module has been delayed until final testing has been performed and the emPath®’s integration with PTS™ has been finalized.

For the 12 months ended December 31, 2013, Taladin had no material assets, no revenues and no net income or loss.

OptVision Research, Inc.

OptVision Research, a Texas corporation, is a wholly-owned subsidiary of the Company and was created to support the development of our fiber optic patent through either direct investment or government grants.

The United States Patent and Trademark Office (“USPTO”) granted us a patent (No. 6,718,103) for an invention for “Transmission of Images over a Single Filament Fiber Optic Cable” in April 2004.  This patent is in a theoretical stage only and is intended to be used for transmitting images on fiber optics that could improve today’s capacity of fiber optics to transmit images and data in orders of magnitude.

For the 12 months ended December 31, 2013, OptVision had no material assets, no revenues and a net loss of approximately $404.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. In May 2008, Robert Farias licensed Point-of-Sale software (“PASS” ™) technology to the Company but the development of PASS was been put on hold while VHS focuses on the development of a new platform called the “Physicians Bridge”, which will be the basis for marketing applications to physicians utilizing other Vertical technologies and products which were licensed for the physician market by Vertical to VHS in 2010. VHS is also developing a new application using our tiny web server technology.

For the 12 months ended December 31, 2013, VHS had no material assets, no material revenues, and a net loss of approximately $181,382.

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

Priority Time has been developing PTS™, a time and attendance product that we will offer both as a standalone product and as an integrated module within emPath®. In late spring 2010, we elected to stop development of PTS™ in its then-current form and switched to a new development platform. That new platform allowed us to create a cloud-based solution that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets (i.e, medical, government, casinos, and hospitality).

PTS™ was developed to meet the unique and complex requirements of NOW Solutions’ customers, particularly for the medical and government markets, who provided us with specifications for an ideal time and attendance program. The most critical need of complex customers was robust flexibility which led to the creation, from the ground up, of a rule-based time and attendance application, allowing users to make for immediate changes within the application while also providing a state-of-the-art reporting ability to senior executives. The result also led to a new development platform as well as another application called “dashboardletsTM.” PTS™ will be commercially available once a major emPath® update is completed and its integration with emPath® finalized.

For the 12 months ended December 31, 2013, Priority Time had assets of approximately $834,280, no material revenues and a net loss of approximately $322,031.

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

In 2012, we added a new feature that was requested by two of our hospital clients. That feature is presently being beta tested. A redesign is underway to create the flexibility to meet the requirements of automated fillable forms for HR departments of NOW Solutions’ customers as well as traditional credentialing needs for physicians and nurses.

For the 12 months ended December 31, 2013, SnAPPnet, Inc. had assets of approximately $132,254, revenues of approximately $105,393 and a net loss of approximately $164,599.

Government Internet Systems, Inc.

GIS, a Nevada corporation is our 84.5% owned subsidiary. Vertical licensed ResponseFlash™ to GIS in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. We are in the process of reviewing the marketing objectives and products for GIS.

For the 12 months ended December 31, 2013, GIS had no assets, no material revenue and net loss of approximately $10,614.

Vertical do Brasil

Our 100% owned subsidiary, Vertical do Brasil, a Brasilian company, houses a software development team that performs services on behalf of the Company and its subsidiaries.

For the 12 months ended December 31, 2013, Vertical do Brasil had had assets of approximately $39,723, no revenues and net loss of approximately $169,630.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2013, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2013, EnFacet had no material assets, no material revenue and no expenses.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2013, Globalfare had no assets, no revenues and a net loss of $99.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2013, Pointmail had no assets, no revenues and no expenses.

Competition

We face substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security.

In the realm of application software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg /Hewitt, Kronos, DLGL, Ultimate and SAP. Our cloud-based emPath® competes with ADP, Ceridian, Ultimate Software and Quicken. However, while NOW Solutions competes with these companies, our payroll product is utilized by our many of our customers in conjunction with many of these companies’ other modules.

Priority Time’s competitors include Kronos, NOVAtime Technology, Asure Software, Insperity (formerly known as Administaff), and Qqest Software Systems.

SnAPPnet, Inc. competes with several small and mid-sized competitors in the healthcare credentialing business sector. SnAPPnet’s competitors include EchoApps (Heathline Systems), Win/Staff PRO-FILE (Win/Staff), Medkinetics Pro (Medkinetics), IntelliAppsSE (Intellisoft Group, Inc.), OneAPP (Sy.Med) and CACTUS Software.

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

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single database (where competing products may use two or more), and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	Our new development platform, including the dashboardlet™ feature; will provide a consistent business intelligence tool across our products’ line.

6.	We can cross-promote applications between companies.

7.	emPath® supports a global platform with one database for both payroll and HR and an international clients’ base beyond the U.S. and Canada.

Strategic Overview

The Company’s product portfolio reflects a number of unique characteristics and advantages that have been developed or acquired over time. At present, we are actively pursuing the strategy of (a) further developing the technologies owned by the Company and our subsidiaries and (b) combining all the technologies owned by the Company and our subsidiaries into viable product offerings.

The key components of our strategy are to:

1.	Leverage our strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	Develop a portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Build a network of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	Maximize the unique features of our new software development platform to launch our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of product specifications for their own vertical markets.

5.	Build and integrate new commercially viable products utilizing our patented technology and other administration software.

6.	Expand the reach of emPath® internationally beyond the U.S. and Canada utilizing non-competitive local distributors in foreign countries.

The software development leg of our strategy is two-fold. The first is to further enhance our existing solutions and develop new products in order to better compete with the large ERP providers like SAP and Oracle by providing complex best-of-breed alternative offerings that are more cost effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as cloud-based solutions that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to federal and state government programs for cost savings.

One key to the success of our strategies is to leverage our core capabilities, by entering into co-marketing agreements with other companies, particularly those who offer best-of-breed products that complement our product offerings. Our objective is to enter into distinct co-marketing agreements whereby each business unit will have a separate agreement with the co-marketing partner for its particular target market. To supplement this approach, our business units will enter into agreements with each other where they can more successfully cross-promote and market their respective products. We are also identifying complementary products from third parties which we can private label and sell as part of our existing product offering or separately.

Proprietary Rights

We rely upon a combination of patent, copyright, trademark, trade secret laws, and contract provisions and to protect our proprietary rights in our technologies, products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants and other business partners.  emPath®, PTS™, SnAPPnet™, and PASS™ are protected by copyright and trademark.

Our patent portfolio consists of the following technologies and related products:

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

The USPTO granted us a patent (No. 8,578,266) for a “Method and System for Providing a Framework for Processing Markup Language Documents” on November 5, 2013. This patent covers the Emily™ scripting language.

We also have several patent-pending software technologies and licensed software:

In 2010, we filed an application for a patent titled “System and Method for Running a Web Server on a Mobile Internet Device,” which is still pending.

In 2011, we filed two provisional applications for patents relating to our patent application filed in 2010 and these have been replaced with non-provisional patent applications which were filed in 2012, which are still pending.

In 2013, we filed six patent applications (including provisional) relating to the mobile market and we licensed two additional patents in that market.

In 2014, we licensed two patents in the mobile market.

Although we intend to protect our intellectual property rights as described above, there can be no assurance that these measures will be successful.  Policing unauthorized use of our products and services is difficult and the steps taken may not prevent the misappropriation of our technology intellectual property rights.  In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.  We seek to protect the source code of some of our products as trade secrets and as unpublished copyright works.  Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code.  We believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties.  There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future features or content of services or products or, if so asserted that any such claims will not result in litigation or require us to enter into royalty arrangements.

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

Employees

As of April 15, 2014, we had 14 full-time and 7 part-time employees (13 are employed in the United States and 8 in Canada), and 3 full time consultants. We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss of $2,602,811 and $1,555,396 for the years ended December 31, 2013 and 2012, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2013 and 2012. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2013 was $25.3 million. Additionally, at December 31, 2013, we had negative working capital of approximately $14.9 million (although it includes deferred revenue of approximately $2.3 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay for the Expenses of Our Operations.

We believe that our success will depend upon our ability to generate revenues from our SiteFlash™ and Emily™ technology products through licensing and development of commercially viable products, as well as increased revenues from NOW Solutions’ products and services as well as the successful launch of our new products by our subsidiaries (such as SnAPPnet™, and PTS™, Emily™ and web server applications), none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2013 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $14.9 million at December 31, 2013, which means that our current liabilities exceeded our current assets by approximately $14.9 million (although it includes deferred revenue of approximately $2.3 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2013 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control.

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

•	the demand for our SiteFlash™ and Emily™ technologies;
•	the demand for administrative software products and services: emPath®; PTS™, and SnAPPnet™
•	introduction of new products and services by us and our competitors;
•	costs incurred with respect to acquisitions;
•	price competition or pricing changes in the industry;
•	technical difficulties or system failures;
•	general economic conditions and economic conditions specific to the Internet and Internet media; and
•	the licensing of our intellectual property.

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

Security and Privacy Breaches Could Adversely Impact Our Business.

For services such as our cloud-based offerings, we may electronically store personal information about our clients and their employees.  We take security measures to protect against the unauthorized access and disclosure of such information.  However, there is no guarantee the precautions we take will be successful in protecting against all security breaches that may result in unauthorized access to such information.  If our security measures are breached or if our services are subject to attacks that degrade or deny the ability of our clients to access our services, we may incur significant financial, legal, and regulatory exposure.

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

We May Have Difficulty Managing Our Growth and Integrating Recently Acquired Companies.

Our recent growth through acquisitions and licensing of new solutions, coupled with our development efforts to create new commercially viable products and improve existing ones, has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. Further, acquisition transactions are accompanied by a number of risks, including the following:

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

Our Success Depends On Our Ability to Protect Our Proprietary Technology.

Our success is dependent, in part, upon our ability to protect and leverage the value of proprietary technology, including our patented SiteFlash™ and Emily™, our patent-pending technologies and administrative software solutions like emPath®, PTS™, and SnAPPnet™, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit. On December 12, the Company settled the patent infringement claim that the Company initiated in federal court against LG. Pursuant to the confidential settlement agreement, the Company has granted to LG a non-exclusive, fully paid-up license under the two patents (“Patents-in-Suit”) with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit.

On December 12, 2013, the Company settled its patent infringement claim against LG Electronics. Pursuant to the confidential settlement agreement, the Company granted to LG Electronics a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding. The proceeds from the license were included in revenue in 2013.

On March 20, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Samsung. Pursuant to the confidential settlement agreement, the Company has granted to Samsung a non-exclusive, fully paid-up license under the “Patents-in-Suit” with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit.

On March 13, 2014, the United States District Court for the Northern District of California in the Interwoven Action entered a standby order of dismissal. Under the standby order of dismissal, the court was informed that the Interwoven action had settled and the court vacated all pretrial and post-trial dates. Under the order, the parties are required to file a stipulation of dismissal by May 12, 2014 and if not filed by such date, the parties are ordered to appear on May15, 2014 and show cause why the case should not be dismissed, As of April 15, 2014, a final settlement agreement has not been executed.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of April 15, 2014, the outstanding settlement balance is $65,440.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of April 15, 2014, the Company has made payments in the amount of $250,000 to Micro Focus

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VCSY .”

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2013	$0.1000	$0.0538
Quarter Ended September 30, 2013	$0.0505	$0.0300
Quarter Ended June 30, 2013	$0.0320	$0.0160
Quarter Ended March 31, 2013	$0.0300	$0.0181

Quarter Ended December 31, 2012	$0.0244	$0.0170
Quarter Ended September 30, 2012	$0.0180	$0.0100
Quarter Ended June 30, 2012	$0.0250	$0.0080
Quarter Ended March 31, 2012	$0.0250	$0.0150

____________________

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 15, 2014, there were 1,845 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

We had the following securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders
Stock Options	-	-	-
Warrants (2)	-	-	-
Unvested Restricted Stock Awards (3)	550,000	$0.0186	-
Total	550,000	$0.0186	-

(1)	We do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.
(2)	We did not issue any warrants to purchase VCSY common stock in 2013.
(3)	Of the 3,000,000 shares of restricted VCSY common stock that were issued in connection with individual restricted stock agreements executed in 2012 and 2013 with employees and consultants of the Company and NOW Solutions, 2,450,000 shares had vested at December 31, 2013. Through April 15, 2014, an additional 400,000 shares have vested.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2013 and 2012. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2013 or 2012, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

During the year ended December 31, 2012, 400,000 shares of VCSY common stock granted to employees of the Company, valued at $7,900, vested.

In August 2013, Luiz Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to Lakeshore in exchange for an extension to having common shares of NOW Solutions returned, representing a 25% interest the Company was obligated to transfer to Lakeshore. The fair-market value of these shares was valued at $47,000. Also in August 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to Lakeshore and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company.

In October 2013, MRC transferred 1,000,000 unrestricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In July 2013, the Company issued 500,000 shares of VCSY common stock to a third party lender in connection with a loan of $150,000 by the lender, The fair-market value of these shares was valued at $19,700.

During the year ended December 31, 2013, the Company cancelled 3,500,000 previously issued common shares of the Company that had been granted to a third party lender.

During the year ended December 31, 2013, 1,500,000 shares of VCSY common stock were issued to consultants of the Company. The fair-market value of these shares was valued at $45,000.

During the year ended December 31, 2013, 2,050,000 shares of VCSY common stock granted to employees and consultants of the Company, valued at $55,226 vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2013, $163,367 of internal costs were capitalized. During the year ended December 31, 2012, $219,707 of internal costs were capitalized.

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

Results of Operations

Year ended December 31, 2013 Compared To Year Ended December 31, 2012

Total Revenues. We had total revenues of $6,057,026 and $5,471,034 for the years ended December 31, 2013 and 2012, respectively. The increase in total revenue was $585,992 for the year ended December 31, 2013, representing a 10.7% increase compared to the total revenue for the year ended December 31, 2012. The increase in revenue was primarily due to a $750,000 software patent license issued in 2013, $72,720 of new emPath® software sales and $61,970 increase in consulting revenue, partially offset by a $250,817 decrease in software maintenance and a $52,817 decrease in cloud-based offering. Of the $6,057,026 and $5,471,034 total revenues for the years ended December 31, 2013 and 2012, respectively, $5,201,633 and $5,363,630 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses and licenses fees for patents and technology we own. The increase in license and software revenue from 2012 to 2013 was $821,720 which was due to increased sales of our PRHR software and licensing fees for patents and technology in 2013 to new or existing customers.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $250,817 or 5.5% from the year ended December 31, 2012 to the same period in 2013. The decrease was due to the loss of customer contracts and the effect of unfavorable currency exchange rates related to our Canadian operations.

Consulting revenue for the year ended December 31, 2013 increased by $61,970 from the same period in the prior year, representing a 16.8% increase. This increase was due to additional consulting services for version upgrades and enhancements to existing accounts during year ended December 31, 2013.

Cloud-based revenue decreased $52,814 or 11.6% for the year ended December 31, 2013 compared to the same period in 2012. The decrease was primarily related to a customer rate adjustment and a customer user base adjustment during 2013.

Other revenues, consisting primarily of reimbursable travel expenses, increased by $5,933 or 7.2% for the year ended December 31, 2013 compared to the same period for 2012. The increase was mainly attributable to higher reimbursable travel in 2013 due to increased consulting projects.

Cost of Revenues. We had direct costs associated with the above revenues of $2,445,628 for the year ended December 31, 2013 compared to $2,905,604 for the same period of 2012, representing a decrease of $459,976 or 15.8%. These direct costs are primarily related to costs providing customer support, professional services, software upgrades and enhancements. The decrease in direct costs is primarily related to a decrease in third party software licensing and in payroll costs for the year ended December 31, 2013 compared to the same period for 2012.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $3,593,074 and $3,190,038 for the years ended December 31, 2013 and 2012, respectively. The total selling, general and administrative expenses for the year ended December 31, 2013 increased by $403,036 compared to the selling, general and administrative expenses for the year ended December 31, 2012, representing a 12.6% increase. The increase was primarily due to an increase in legal expenses to prosecute patent infringement on the Company’s intellectual property, increased consulting fees, increased travel expenses and increased foreign taxes partially offset by decreased salary and payroll costs.

Bad Debt Expense. We had net bad debt expense of $51,955 for 2013 compared to bad debt expense of $75,683 in 2012. The 2013 expense was related to a reserve for several customer accounts greater than 90 days past due. For 2012, $20,515 of expense was related to the write off of one NOW Solutions customer receivable and $26,877 was related to the write off of a receivable of a former VCSY consultant. The remaining balance of $28,291 is related to several small receivables that were over 90 days past due as of December 31, 2012.

Gain on Settlement of Liabilities. For the year ended December 31, 2013, there was a $334,100 gain on settlement of liabilities as a result of our review of trade payables accrued liabilities and notes payable for those items in which the statute of limitations had been exceeded and no legal liability existed trade payables that had exceeded the statute of limitations.

Operating Income (Loss). We had an operating income of $247,122 for the year ended December 31, 2013 compared to an operating loss of $760,604 for the year ended December 31, 2012, a difference of $1,007,726. The increase from 2013 to 2012 is primarily a result of higher revenues combined with a decrease in third party software licensing, and decreased payroll, partially offset by increased legal and consulting fees and a gain on settlement of liabilities.

Gain on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liability was $231,901 for the year ended December 31, 2013 compared to a loss on derivative liability of $7,205 for the year ended December 31, 2012. The change of $224,696 was a result of additional derivative liabilities added in 2013 in addition to an increase in the Company’s stock price from December 31, 2013 compared to December 31, 2012.

Interest Expense. We had interest expense of $832,949 and $686,886 for the years ended December 31, 2013 and 2012, respectively. Interest expense increased for the year ended December 31, 2013 by $146,063, representing an increase of 21.3%, compared to interest expense for the year ended December 31, 2012. The increase was a result of interest on new borrowings, interest on legal settlements and interest on accounts payable balances.

Interest Income. Interest income for the year ended December 31, 2013 was $24 compared to $20 for the year ended December 31, 2012.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the year ended December 31, 2013 were $327,867 compared to $80,721 for the same period in 2012. The increase in forbearance relates to default on our senior secured debt for NOW Solutions.

Loss on Debt Extinguishment. Loss of debt extinguishment was $20,000 for the year end December 31, 2012. That expense related to payments made to extend the maturity date of a note payable.

Loss on Loan Remedy Resulting From Issuance of Noncontrolling Interest. Loss on loan remedy resulting from issuance of noncontrolling interest was $1,457,240 for the year ended December 31, 2013. The 2013 expense relates to issuance of 25% of NOW Solutions, Inc. stock to our senior secured lenders.

Net Loss. We had a net loss of $2,602,811 for the year ended December 31, 2013 compared to a net loss of $1,555,396 for the year ended December 31, 2012. The net loss for 2013 was primarily due to operating income of $247,122 reduced by loss on derivative liabilities of $231,901, forbearance fees of $327,867, loss on non-controlling interest of 1,457,240 and interest expense of $832,949. The net loss for 2012 was primarily due to operating loss of $760,604, increased by forbearance fees of $80,721 and interest expense of $686,886.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2013 and 2012, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2013 or 2012.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $3,081,614 and $2,077,980 for the years ended December 31, 2013 and 2012, respectively. Net loss applicable to common stockholders for the year ended December 31, 2013 increased by $1,003,634 compared to December 31, 2012. The increase in the net loss applicable to common stockholders was due to the combination of factors described above in “Net Loss.”

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2013 and 2012, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2013, we had non-restricted cash-on-hand of $162,709 compared to $111,851 at December 31, 2012.

Net cash used in operating activities for the year ended December 31, 2013 was $469,040 compared to net cash used in operating activities of $130,437 for the year ended December 31, 2012. For the year ended December 31, 2013, we collected cash from our customers totaling $4,666,382. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $2,016,293, attorney fees of $472,046, professional fees and third party consultants of $334,105, interest on notes payable of $266,612, taxes (including sales tax and VAT) of $336,532, and other regular trade payables of $1,709,834. For the year ended December 31, 2012, we collected cash from our customers totaling $5,220,133. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $3,270,863, attorney fees of $77,820, professional fees and third party consultants of $311,299, interest on notes payable of $367,719, taxes (including sales tax and VAT) of $592,827, and other regular trade payables of $728,493.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2013, our deferred maintenance revenue (a liability) decreased slightly from $2,614,714 to $2,317,989.

Our accounts receivable increased from $440,195 at December 31, 2012 to $562,831 at December 31, 2013 (net of allowance for bad debts). The increase in receivables of $122,636 was due to slower year-end collections of NOW Solutions’ receivables.

Accounts payable and accrued liabilities increased from $9,158,787 at December 31, 2012 to $9,787,515 at December 31, 2013. The increase of $628,728 was primarily related to increases in accrued executive payroll, payroll taxes, foreign taxes and interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 17.4 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2013 was $168,968, consisting of the purchase of equipment and software of $6,601 and the development of software products of $163,367.

Net cash provided by financing activities for the year ended December 31, 2013 was $444,444, consisting of borrowings on notes payable of $2,314,150 and borrowings on related party debt of $872. This was somewhat offset by repayments of notes payable of $1,480,426, payments of related party debt of $382,455 and a decrease in bank overdrafts of $7,697.

The total change in cash and cash equivalents for the year ended December 31, 2013 when compared to the year ended December 31, 2012 was an increase of $50,858.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2013, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/13	2014	2015	2016	2017	2018+

Notes payable	$4,856,670	$3,350,719	$115,916	$129,329	$144,295	$1,116,411
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	123,182	93,330	29,852	-	-	-
Total	$5,009,852	$3,474,049	$145,768	$129,329	$144,295	$1,116,411

Of the above notes payable, the default status is as follows:

	2013	2012
In default	$3,299,806	$2,276,994
Not in default	1,586,864	2,123,474
Total Notes Payable	$4,886,670	$4,400,468

Going Concern Uncertainty

We had a net loss of $2,602,811 and $1,555,396 for the years ended December 31, 2013 and 2012, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $14.9 million at December 31, 2013. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2013 and 2012, which are attached to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief executive officer (who is also currently serving as our Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act for the Company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2013:

●	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
●	There is a lack of sufficient accounting staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.
●	There is a lack of control procedures that include multiple levels of supervision and review. Certain parts of the work of our chief financial officer are not monitored or reviewed.
●	Consolidation and currency translations are performed manually.

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2013, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	70	President, Chief Executive Officer and Director	13 years
William K. Mills	55	Secretary and Director	13 years

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2013. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2013 and 2012 to our highest paid executive officers and employees, who were employed by us during 2013. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for the last two fiscal years:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2013	$300,000	(1)	-	-	-	-	-	-
President and Chief	2012	$300,000		-	-	-	-	-	-
Executive Officer

Freddy Holder (2)	2012	$140,500		-	-	-	-	-	-
Chief Financial Officer	2013	-		-	-	-	-	-	-

Luiz Valdetaro (3)	2013	$200,000		-	-	-	-	-	-
Chief Technology Officer	2012	$200,000		-	-	-	-	-	-

Laurent Tetard (4)	2013	$165,000		-	-	-	-	-	-
Chief Operating Officer-SaaS	2012	$163,750		-	-	13,500	-	-	-

33

_____________

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2013 or 2012.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Wade deferred $62,500 of salary. In 2013 Mr. Wade deferred $37,500 of salary.
(2)	Mr. Holder began to serve as our Chief Financial Officer on December 6, 2010. In December 2010, we issued 600,000 shares of VCSY common stock to Mr. Holder pursuant to a restricted stock agreement whereby the shares vest in equal installments over a three year period. Of these shares, 200,000 had vested at December 31, 2011. Mr. Holder resigned in August of 2012 and the remaining 400,000 shares were forfeited. In 2012, Mr. Holder deferred $46,500 of salary. Mr. Holder continues to provide accounting services to the Company.
(3)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Valdetaro deferred $41,667 of salary. In 2013, Mr. Valdetaro deferred $66,667 of salary.
(4)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. In 2012, Mr. Tetard deferred $20,625 of salary. Pursuant to a restricted stock agreement with the Company in March 2012, Mr. Tetard was granted 600,000 unregistered shares of VCSY common stock (at a fair market value of $13,500 based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 400,000 shares had vested as of December 31, 2013, and an additional 200,000 had vested as of April 15, 2014. Mr. Tetard was also given 15,000 shares of Series B Preferred Shares of VHS which vest over a two year period in equal installments (at a fair market value which is nominal).

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

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2013)
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Laurent Tetard COO-SaaS(1)	-	-	-	-	-	200,000	4,500	-	-

_____________

(1)	Pursuant to a restricted stock agreement with the Company, Mr. Tetard was issued 600,000 unregistered shares of VCSY common stock (at a fair market value of $13,500 in February 2012, based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 400,000 shares had vested at December 31, 2013 and an additional 200,000 shares had vested at April 15, 2014.

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

Director Compensation

The below table provides compensation for all non-employee directors in 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)

William Mills	42,000		-	-	-	-	42,000

Narrative Disclosure to Director Compensation Table

Non-employee directors are entitled to receive $3,500 per month in 2013 and 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 15, 2014, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 999,035,151 shares of common stock outstanding as of April 15, 2014, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 15, 2014.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	75,042,716	(2)	7.51%
Common	William K. Mills	283,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	75,326,049		7.54%

_________________________________

*    Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 72,122,560 shares owned by MRC. MRC has pledged 57,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,286,946. Of these pledged shares, we are currently obligated to reimburse MRC with 1,309,983 common shares in connection with the payment of a $96,946 note issued in February 2008 to a third party lender and are currently pursuing our rights to recover damages concerning 1,500,000 shares held or sold by the lender. In addition, Mr. Wade and MRC have personally guaranteed the payment of $275,000 Note issued in March 2012 whereby, Mr. Wade and MRC are obligated to sell common shares owned by Wade and/or MRC in the event payments are not made. In October 2013, MRC transferred 1,000,000 shares to a third party lender in connection with a $100,000 loan, which the company is obligated to reimburse MRC with in October 2014. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 33,333 shares of VCSY common stock owned by Parker, Shumaker & Mills, L.L.P. (“PSM”). William Mills is a Director of the Company and a partner of PSM.

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

In July 2011, the Company and Robert Farias, an employee of the Company, agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. Also in February 2012, NOW Solutions granted Mr. Farias a junior security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. On January 9, 2013, the Company paid off these notes owed to Robert Farias and the security interest granted to Robert Farias was cancelled.

In August 2013, Luiz Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to Lakeshore in exchange for an extension to having common shares of NOW Solutions returned, representing a 25% interest the Company was obligated to transfer to Lakeshore. The fair-market value of these shares was valued at $47,000. Also in August 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to Lakeshore and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company.

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This debt is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2013 when it became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

Also in October 2013, MRC transferred 1,000,000 restricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

As of December 31, 2013, the Company had accounts payable to two employees in an aggregate amount of $23,594. The payables are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $82,273 and $72,000 for the audit of our annual financial statements for 2013 and 2012, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2013 and 2012.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2013 and 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 15, 2011

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011

3.2	Certificate of Amendment of Certificate of Incorporation (change name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on April 15, 2011

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed on April 15, 2011

3.4	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on April 15, 2011

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 15, 2011

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on April 15, 2011

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on April 15, 2011

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on April 15, 2011

4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on April 15, 2011

10.1	Form of Debenture	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on April 15, 2011

10.2	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on April 15, 2011

10.3	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on April 15, 2011

10.4	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 15, 2011

10.5	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 15, 2011

10.6	Employment Agreement between the Company and Freddy Holder	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on April 15, 2011

10.7	License Agreement between the Company and Microidea Software Development, LLC.	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on April 15, 2011

10.8	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2013

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 15, 2011

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on April 15, 2011

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2014	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2014	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

April 15, 2014	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 15, 2014	By:	/s/ Richard Wade
Richard Wade, Director

April 15, 2014	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2014

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$162,709	$111,851
Accounts receivable, net of allowance for bad debts of $83,326 and $52,100	562,831	440,195
Prepaid expenses and other current assets	87,930	115,777
Total current assets	813,470	667,823

Property and equipment, net of accumulated depreciation of $1,028,102 and $1,021,595	22,596	27,062
Intangible assets, net of accumulated amortization of $259,835 and $217,670	992,996	871,721
Deposits and other assets	31,520	15,346

Total assets	$1,860,582	$1,581,952

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	9,763,921	9,158,787
Accounts payable to related parties	23,594	-
Bank overdraft	1,928	9,624
Deferred revenue	2,317,989	2,614,714
Derivative liabilities	263,340	31,440
Convertible debentures	30,000	30,000
Current portion-notes payable	3,006,561	2,486,810
Current portion-notes payable to related parties	344,158	724,790
Total current liabilities	15,751,491	15,056,165

Non-current portion – notes payable	1,505,951	1,188,868

Total liabilities	17,257,442	16,245,033

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	9,902,024
Stockholders’ Deficit
Common stock: $0.00001 par value, 1,000,000,000 shares authorized 998,985,151 and 997,935,151 shares issued and outstanding as of December 31, 2013 and 2012	9,990	9,979
Additional paid-in capital	19,420,513	19,254,154
Accumulated deficit	(45,691,721)	(43,198,107)
Accumulated other comprehensive income – foreign currency translation	(118,548)	(367,008)
Total Vertical Computer Systems, Inc. stockholders’ deficit	(26,379,766)	(24,300,982)

Noncontrolling interest	1,080,882	(264,123)
Total stockholders’ deficit	(25,298,884)	(24,565,105)

Total liabilities and stockholders’ deficit	$1,860,582	$1,581,952

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED Statements of Operations

and Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012
Revenues:
Licensing and software	$822,720	$1,000
Software maintenance	4,310,909	4,561,726
Consulting services	431,395	369,425
Hosting and Software as a Service	403,391	456,205
Other	88,611	82,678
Total Revenues	6,057,026	5,471,034

Cost of Revenues	(2,445,628)	(2,905,604)

Gross Profit	3,611,398	2,565,430

Operating Expenses:
Selling, general and administrative expenses	3,593,074	3,190,038
Depreciation and amortization	53,347	60,313
Bad debt expense	51,955	75,683
Gain on settlement of trade payables	(334,100)	-
Total operating expenses	3,364,276	3,326,034

Operating income (loss)	247,122	(760,604)

Other Income (Expense):
Loss on derivative liabilities	(231,901)	(7,205)
Forbearance fees	(327,867)	(80,721)
Loss on debt extinguishment	-	(20,000)
Loss on loan remedy resulting from issuance of noncontrolling interest	(1,457,240)	-
Interest income	24	20
Interest expense	(832,949)	(686,886)

Net loss	(2,602,811)	(1,555,396)

Net loss attributable to noncontrolling interest	109,197	65,416
Net loss attributable to Vertical Computer Systems, Inc.	(2,493,614)	(1,489,980)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(3,081,614)	$(2,077,980)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	997,957,617	997,770,670

Comprehensive income (loss):
Net loss	$(2,602,811)	$(1,555,396)
Translation adjustments	248,460	(96,110)
Comprehensive loss	(2,354,351)	(1,651,506)
Comprehensive loss attributable to noncontrolling interest	109,197	65,416
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(2,245,154)	$(1,586,090)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2011	997,335,151	$9,973	$19,240,060	$(41,708,127)	$(155,738)	$(198,707)	$(22,812,539)

Issuance of common stock for services	600,000	6	14,094	-	-	-	14,100

Other comprehensive income
Translation adjustment	-	-	-	-	(211,270)	-	(211,270)

Net loss	-	-	-	(1,489,980)	-	(65,416)	(1,555,396)

Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(43,198,107)	$(367,008)	$(264,123)	$(24,565,105)

Shares issued for stock compensation that was previously accrued	2,050,000	21	55,205	-	-	-	55,226

Shares issued with debt	1,500,000	15	64,129	-	-	-	64,144

Shares issued as forbearance fees	1,000,000	10	46,990	-	-	-	47,000

Stock returned and cancelled	(3,500,000)	(35)	35	-	-	-	-

Other comprehensive income
Translation adjustment	-	-	-	-	248,460	(3,038)	245,422

Loss on loan remedy resulting from issuance of noncontrolling interest	-	-	-	-	-	1,457,240	1,457,240

Net loss	-	-	-	(2,493,614)	-	(109,197)	(2,602,811)

Balances at December 31, 2013	998,985,151	$9,990	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,602,811)	$(1,555,396)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on loan remedy resulting from issuance of noncontrolling interest	1,457,240	-
Depreciation and amortization	53,347	60,313
Amortization of debt discounts	69,144	50,300
Loss on derivatives	231,901	7,205
Forbearance fees paid with common stock	47,000	-
Bad debt expense	51,955	75,683
Gain on settlement of trade payables	(334,100)	-
Changes in operating assets and liabilities:
Accounts receivable	(201,199)	(47,754)
Prepaid expense and other assets	38,281	(33,957)
Accounts payable and accrued liabilities	993,333	1,248,169
Accounts payable to related parties	23,594	-
Deferred revenue	(296,725)	65,000
Net cash used in operating activities	(469,040)	(130,437)

Cash flows from investing activities:
Software development	(163,367)	(219,706)
Purchase of equipment	(6,601)	(4,044)
Net cash used in investing activities	(169,968)	(223,750)

Cash flows from financing activities:
Payments on notes payable	(1,480,426)	(334,895)
Borrowings on notes payable	2,314,150	764,244
Payments on related party debt	(382,455)	(6,425)
Borrowings on related party debt	872	36,000
Payments on debt extinguishment	-	(20,000)
Bank overdraft	(7,697)	(10,777)
Net cash provided by financing activities	444,444	428,147

Effect of changes in exchange rates on cash	245,422	(94,561)

Net increase (decrease) in cash and cash equivalents	50,858	(20,601)
Cash and cash equivalents, beginning of period	111,851	132,452
Cash and cash equivalents, end of period	$162,709	$111,851

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$266,612	$367,719
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Common shares issued for accrued stock compensation	55,226	14,100
Conversion of accrued interest to notes payable	-	65,129
Common shares issued with debt	64,144	-
Common shares cancelled	35	-
Adjustment to debt principal due to reapplication of payments	4,061	9,353
Loan commitment fees accrued	5,000	-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). NOW Solutions, a 75% owned subsidiary and SnAPPnet, Inc. (“SnAPPnet”), a wholly-owned subsidiary of Vertical, currently maintains daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), OptVision Research, Inc. (“OVR”), Taladin, Inc. (“Taladin”), and Vertical do Brasil, each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time”) a 90% owned subsidiary, are entities with minor activities. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2013 and 2012, there was no impairment of long-lived assets.

Stock-based Compensation

We account for share-based compensation in accordance with the provisions of share-based payments, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $83,326 and $52,100 as of December 31, 2013 and 2012, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and 2012.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(3,081,614)	997,957,617	$(0.00)	$(2,077,980)	997,770,670	$(0.00)

Effect of dilutive securities:
Warrants & Restricted Stock	-	-	0.00	-	-	0.00

Diluted EPS	$(3,081,614)	997,957,617	$(0.00)	$(2,077,980)	997,770,670	$(0.00)

As of December 31, 2013 and 2012, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities totaling 33,681,957 and 30,681,957, respectively were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities. For additional information, please see Note 5 – Derivative Liabilities and Fair Value Measurements.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2013 and 2012 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2013, the Company had negative working capital of approximately $14.9 million and defaulted on several of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. The Company will require additional funds to pay down its liabilities, as well as finance its expansion plans consistent with anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 3. Correction of Prior Year Information

During December 2013, the Company was assessed CND$1,686,098 in corporate income taxes for the tax years 2008 through 2012 by the Canada Revenue Agency. The Company had not recorded any tax liability for these years and plans to appeal this tax assessment. Until the appeals process is complete, the Company has recorded this tax assessment which results in an adjustment to the previously reported amounts in the consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the errors were immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above errors had been recorded in the year ended December 31, 2013, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of December 31, 2012 and for the year ended December 31, 2012.

The correction impacts certain accounts as of and for the year ended December 31, 2012 which were revised to reflect the cumulative effect of the errors described above. As of December 31, 2012, accounts payable and accrued liabilities increased US$1,691,830, accumulated deficit increased by US$1,576,670 and accumulated other comprehensive income – foreign currency translation increase by US$115,160. During the year ended December 31, 2012, selling, general and administrative expenses and net loss increased by US$241,155.

Note 4. Related Party Transactions

In November 2009, the obligation to reimburse MRC with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement Agreement between MRC and the Company. This reimbursement obligation was accounted for as a derivative liability (see Note 5). This obligation was made in connection with the sale of 1,500,000 shares of our common stock in 2008 pledged by MRC to secure a $96,946 promissory note issued to a third party lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

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

In July 2011, the Company and Robert Farias, a former employee of the Company, agreed to cancel $364,679 of outstanding debt owed to Mr. Farias and in exchange for such cancellation; the Company issued two notes with principal of $274,679 and $90,000, respectively. Beginning February 1, 2012, the interest rate increased to 10% on the outstanding balance of principal and accrued interest accrued through January 31, 2012 under the respective note. Also in February 2012, NOW Solutions granted Mr. Farias a junior security interest in all of its assets to secure the obligations under the $274,679 note in consideration of a personal guarantee made by Mr. Farias to secure the obligations under a note in the principal amount of $105,300 issued to Lakeshore Investment, LLC for a loan to NOW Solutions. On January 9, 2013, the Company paid off these notes owed to Robert Farias and the security interest granted to Robert Farias was cancelled.

In August 2013, Luiz Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to Lakeshore in exchange for an extension to having common shares of NOW Solutions returned, representing a 25% interest the Company was obligated to transfer to Lakeshore. The fair-market value of these shares was valued at $47,000 and expensed as forbearance fees. Also in August 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to Lakeshore and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This reimbursement obligation was accounted for as a derivative liability (see Note 5).

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This debt is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2013 when it became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

Also in October 2013, MRC transferred 1,000,000 restricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000 of which the relative fair value of $44,444 was recorded as a discount to the associated note. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. This reimbursement obligation was accounted for as a derivative liability (see Note 5). MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

As of December 31, 2013, the Company had accounts payable to two employees in an aggregate amount of $23,594. The payables are unsecured, non interest bearing and due on demand.

Related Party Notes Payable

	December 31,
	2013	2012
Notes payable issued to related parties bearing interest at 10% to 15% per annum. Of these notes payable $344,158 and $290,258 were in default at December 31, 2013 and 2012, respectively.	$344,158	$724,790
Total notes payable to related parties	344,158	724,790

Current maturities	(344,158)	(724,790)

Long-term portion of notes payable to related parties	$-	$-

The following table reflects our related party debt activity for the years ended December 31, 2013 and 2012:

December 31, 2011	$685,862
Borrowings from related parties	36,000
Payments to related parties	(6,425)
Adjustment to debt principal due to reapplication of payments	9,353
December 31, 2012	724,790
Borrowings from related parties	872
Payments to related parties	(382,455)
Adjustment to debt principal due to reapplication of payments	951
December 31, 2013	$344,158

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

In August 2013, an officer of the Company transferred 1,000,000 shares of common stock owned by him to our senior secured lenders in connection with an option and forbearance (see Note 9). In connection with the transfer of the stock, the Company signed an agreement to replace these shares. The initial fair value of these shares was determined to be $47,000 as of August 28, 2013.

In October 2013, one of our officers transferred 1,000,000 shares of common stock (through a company he controls) on behalf of the Company to a third party lender in consideration of a $100,000 loan made to the Company. In connection with the transfer of the stock, the Company signed an agreement to replace these shares. The initial fair value of these shares was determined to be $85,000 as of October 31, 2013.

In December 2013, a note payable secured by 1,000,000 shares of common stock pledged by an officer of the company (through a company he controls) to secure payment of a $50,000 loan by a third party lender to the Company became past due. In connection with the pledge of stock, we are obligated to replace these shares if the shares were transferred to the lender. This note is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2013.. As the Company does not have sufficient authorized stock to issue these shares, they were recorded as derivative liabilities. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2013 and, 2012, the aggregate fair value of the derivative liabilities was $263,340 and $31,440, respectively.

The aggregate change in the fair value of derivative liabilities was a loss of $231,901 for the year ended December 31, 2013. For the year ended December 31, 2012 there was a $7,205 loss related to the change in the fair value of derivative liabilities.

The valuation of our embedded derivatives is determined by using the VCSY stock price at December 31, 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2013 and December 31, 2012:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2013:
Liabilities
Stock derivatives – 4,309,983 shares	$263,340	$-	$-

As of December 31, 2012:
Liabilities
Stock derivative – 1,309,983 shares	$31,440	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

Note 6. Property and Equipment

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012

Equipment (3-5 year life)	$917,281	$914,876
Leasehold improvements (5 year life)	87,713	87,713
Furniture and fixtures (3-5 year life)	45,704	46,068

Total	1,050,698	1,048,657

Accumulated depreciation	(1,028,102)	(1,021,595)
	$22,596	$27,062

Depreciation expense for 2013 and 2012 was $11,067 and $18,033, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Capitalized software development	$926,221	$762,855
Acquired software (5 year life)	304,410	304,336
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000
Total	1,252,831	1,089,391
Accumulated amortization	(259,835)	(217,670)
	$992,996	$871,721

Amortization expense for 2013 and 2012 was $42,280 and $42,280, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2013	2012

Accounts payable	$2,237,352	$2,693,038
Accrued payroll	2,241,147	2,181,724
Accrued payroll tax and penalties	1,222,323	785,141
Accrued interest	1,457,759	1,043,894
Accrued taxes	2,151,203	2,080,704
Accrued liabilities - other	454,137	374,286
	$9,763,921	$9,158,787

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

Note 9. Notes Payable and Convertible Debts

The following table reflects our third party debt activity, including our convertible debt, for the years ended December 31, 2013 and 2012:

December 31, 2011	$3,160,900
Repayments of third party notes	(334,895)
Borrowings from third parties	764,244
Conversion of accrued interest into notes payable	65,129
Amortization of debt discount	50,300
December 31, 2012	3,705,678
Repayments of third party notes	(1,480,426)
Borrowings from third parties	2,314,150
Debt discount due to shares issued with debt	(64,144)
Debt discount due to loan commitment fees accrued	(5,000)
Adjustment to debt principal due to reapplication of payments	3,110
Amortization of debt discount	69,144
December 31, 2013	$4,542,512

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

In July 2013, a third party lender loaned VHS $150,000. Pursuant to the loan agreement, VHS issued a promissory note bearing interest at 10% per annum to the lender in the amount of $150,000 payable in 90 days from the date VHS received funds. Under the terms of the agreement, VHS is obligated to pay a $5,000 commitment fee no later than the date the note becomes due. In consideration of the loan, the Company issued 5,000 shares of VHS Series B Preferred Stock (fair value determined to be nominal) and granted 500,000 shares of VCSY common stock (relative fair value determined to be $19,700) to the lender. The value of the common shares of $19,700 and the accrued $5,000 commitment fee was recorded as a debt discount that is being amortized over the life of the note using the effective interest rate method. During the year ended December 31, 2013, the entire discount of $24,700 was amortized into interest expense.

In October 2013, a third party lender loaned the Company $100,000, bearing interest at 11% per annum with a maturity date of December 20, 2013. In connection with the loan, MRC, controlled by an officer of the Company, transferred 1,000,000 shares common stock to the lender on behalf of the Company. The relative fair value of the shares was determined to be $44,444 and it was recorded as a discount to the associated note. During the year ended December 31, 2013, the entire discount of $44,444 was amortized into interest expense.

During the year ended December 31, 3013, in addition to the loans set forth above and the Lakeshore financing described below, the Company borrowed an aggregate of $305,000 from various third party lenders. These notes are unsecured, bear interest at 10%- 11% per annum and are due on demand or past due and in default.

Lakeshore Financing

On January 9, 2013, NOW Solutions completed a financing transaction in the aggregate amount of $1,759,150, which amount was utilized to pay off existing indebtedness of the Company and NOW Solutions to Tara Financial Services and Robert Farias, a former employee of the Company, and all security interests granted to Tara Financial Services and Mr. Farias were cancelled.

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

The Lakeshore Note is secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. (“SnAPPnet”) and the Company’s SiteFlash technology and cross-collateralized. Upon the aggregate principal payment of $290,000 toward the Lakeshore Note, the Company has the option to have Lakeshore release either the Priority Time collateral or the SiteFlash collateral. Upon payment of the aggregate principal of $590,000 toward the Lakeshore Note, Lakeshore shall release either the Priority Time collateral or the SiteFlash collateral (whichever is remaining). Upon payment of the aggregate principal of $890,000 toward the Lakeshore Note, Lakeshore shall release the SnAPPnet collateral and upon full payment of the Lakeshore Note, Lakeshore shall release the NOW Solutions collateral.

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date. The Company has accrued $18,978 as of December 31, 2013 related to this royalty.

Pursuant to the Loan Agreement, as amended, the Company also agreed to make certain principal payments toward the Lakeshore Note of (a) $90,000 by February 15, 2013, which was secured by 15% interest in the Company’s ownership of Priority Time and this payment was timely made to Lakeshore and (b) $600,000 by March 15, 2013, which was secured by 25% of the Company’s ownership interest in NOW Solutions and this payment was not made to Lakeshore. As of September 30, 2013, the common shares of NOW Solutions representing a 25% ownership interest in NOW Solutions were in Lakeshore’s possession, but Lakeshore had not taken action to transfer the shares in Lakeshore’s name due to forbearance agreements that have been entered into between March and August 2013. In connection with these forbearance agreements, the Company increased the 5% interest in Net Claim Proceeds to an 8% interest, paid a $100,000 transaction fee and made other payments including the issuance of 1,000,000 common shares valued at $47,000 and $5,000 weekly payments whereby such $5,000 payments are to be applied toward a bonus of 25% of NOW Solutions’ profits for the period that runs from March 15, 2013 through September 30, 2013. The aggregate forbearance fees paid to Lakeshore for the year ended December 31, 2013 were $327,867. The last forbearance agreement expired on September 30, 2013 and on October 1, 2013, Lakeshore became a 25% minority owner of NOW Solutions.  While there was an October 1, 2013 amendment to the Loan Agreement that the Company believed was in effect, whereby shares of common stock representing a 25% ownership interest of NOW Solutions (the “NOW shares”) in Lakeshore’s possession were to be returned to the Company, certain terms of the amendment were not fulfilled, resulting in the Company recognizing Lakeshore as the owner of the NOW Shares.  The Company is currently in discussions with Lakeshore to work out terms under which the Company can buy back the NOW Shares. The initial recognition of this noncontrolling interest in NOW Solutions resulted in a loss on loan remedy of $1,457,240 during the year ended December 31, 2013.

	December 31	December 31
	2013	2012

Third Party Notes Payable
Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $1,226,328 and $418,997 were in default or non-performing as of December 31, 2013 and 2012, respectively.	$1,226,328	$449,396

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum and are past due their original maturity dates or mature based on payment schedules between 2022 and 2024. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $1,228,460 and $262,061 were in default or non-performing at December 31, 2013 and 2012, respectively.	1,228,460	1,241,570

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum and mature between 2012 and 2022. These notes are secured by certain technology owned by the Company, supporting its Emily product. Of these notes $470,860 were in default or non-performing at December 31, 2013.	470,860	679,034

Secured note payable issued to third party lenders, bearing interest at 18% per annum and matures in 2018. This note was secured by an interest in certain technology owned by the Company, supporting its SiteFlash™ product. $253,465 was paid in January 2013 and this note was paid in full.	-	253,465

Secured notes payable issued to third party lenders, bearing interest at 11% per annum in 2013, down from 18% in 2012, with maturity dates in 2018. The 2013 secured note is secured by all of the assets of NOW Solutions, Priority Time, and SnAPPnet, Inc. as well as the SiteFlash™ technology. The 2012 secured notes (which were paid in January 2013) were secured by all of the assets of NOW Solutions.	1,586,864	1,052,213
Total notes payable to third parties	4,512,512	3,675,678
Current maturities	(3,006,561)	(2,486,810)
Long-term portion of notes payable to third parties	$1,505,951	$1,188,868

The total amortization expenses recorded on the debt discounts during the years ended December 31, 2013 and 2012 were $69,144 and $50,300, respectively.

Certain notes payable also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. patent #6,826,744 and U.S. patent #7,716,629.

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2014	$3,380,719
2015	115,916
2016	129,329
2017	144,295
2018+	1,116,411

Total notes payable	$4,886,670

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2013	December 31, 2012

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	$30,000	$30,000

Total convertible debentures	30,000	30,000
Current maturities	(30,000)	(30,000)
Long-term portion of convertible debentures	$-	$-

For additional transactions involving notes payable after December 31, 2013, please see “Subsequent Events” in Note 14.

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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2013	December 31, 2012

Net operating loss carry-forward	$8,434,000	$7,571,000
Reserves	629,000	616,000
Accrued vacation	53,000	54,000
Deferred compensation	1,028,000	893,000
Deferred revenue	831,000	1,030,000
Derivatives	114,000	14,000
	11,089,000	10,178,000
Valuation allowance	(11,089,000)	(10,178,000)
	$-	$-

At December 31, 2013 and December 31, 2012, we had available net operating loss carry-forwards of approximately $19.4 million and $17.4 million. These net operating loss carry-forwards expire in varying amounts through 2033.

Note 11. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.00001 per share, of which 998,985,151 and 997,935,151 were issued and outstanding at December 31, 2013 and 2012, respectively. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2013 and 2012. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2013 and December 31, 2012. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2013 and December 31, 2012. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however , of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2013 and December 31, 2012. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

F-20

2013

Common Stock

In July 2013, the Company issued 500,000 shares of VCSY common stock to a third party lender in connection with a $150,000 loan to the Company. The relative fair value of the shares of $19,700 was recorded as a debt discount that is being amortized to interest expense over the life of the loan.

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 9). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000 and expensed as forbearance fees.

Also, in August 2013, the Company and Luiz Valdetaro, the Chief Technology Officer of the Company, entered into an indemnity and reimbursement agreement whereby the Company agreed to reimburse and indemnify an officer of the Company for 1,000,000 shares of VCSY common stock owned by him that he transferred to Lakeshore on the Company’s behalf. Under the agreement, the Company is obligated to reimburse the officer with 1,000,000 shares of VCSY common stock within 1 year (see Note 5).

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This debt is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2013 when it became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

Also in October 2013, MRC transferred 1,000,000 restricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000 of which the relative fair value of $44,444 was recorded as a discount to the associated note. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. This reimbursement obligation was accounted for as a derivative liability (see Note 5).

During the year ended December 31, 2013, the Company granted 1,500,000 unregistered shares of VCSY common stock to consultants of the Company pursuant to restricted stock agreements with the Company. These shares vested in six months on December 31, 2013 and the fair value of the awards was expensed over this vesting period. The aggregate fair value of the awards was determined to be $45,000. Stock compensation expense of $45,000 has been recorded for the year ended December 31, 2013.

During the year ended December 31, 2013, in addition to the 1,500,000 share award described above, 550,000 common shares granted to employees and consultants of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vesting. As of December 31, 2013, there was $8,276 of total unrecognized compensation costs related to these stock awards.

During the year ended December 31, 2013, the Company cancelled 1,500,000 previously issued common shares of the Company that had been granted to a third party lender.

Preferred Stock

Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $7,629,712 as of December 31, 2013.

2012

Common Stock

During the year ended December 31, 2012, the Company granted 1,500,000 unregistered shares of our common stock to a consultant and employees of the Company pursuant to restricted stock agreements with the Company. These shares vest over 2 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair value of the awards was determined to be $28,350. Stock compensation expense of $16,171 has been recorded for the year ended December 31, 2012 as a liability during 2012.

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

Available Shares

As of December 31, 2013, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

999,385,151	Common Stock Granted and Outstanding
550,000	Common Stock Granted and Outstanding, but not vested
4,309,983	Common Shares Company Is Obligated to Reimburse to officers of the Company for pledged shares sold and transferred on the Company’s behalf
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,033,617,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 33,600,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 12. Gain on Settlement of Current Liabilities

In 2013, the Company recorded a gain on settlement of liabilities of $334,100 as a result of our review of trade payables accrued liabilities and notes payable for those items in which the statute of limitations had been exceeded and no legal liability existed. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor, former employee or note holder, and the applicable statute of limitations. For those payables that met all the above requirements, we have removed the liability and recorded the gain on settlement as required under the guidance on transfers and servicing of financial assets and extinguishments of liabilities.

Note 13. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2010 through May 2015. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2014	93,330
2015	29,852
2016	-
2017	-
2018	-
Total	$123,182

Rental expense for the years ended December 31, 2013 and 2012 was $151,968 and $173,373, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2013 and 2012.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2013 and 2012, we had royalties of $53,971 and $10,180, respectively, on revenues from subsidiaries.

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

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit. On December 12, the Company settled the patent infringement claim that the Company initiated in federal court against LG. Pursuant to the confidential settlement agreement, the Company has granted to LG a non-exclusive, fully paid-up license under the two patents (“Patents-in-Suit”) with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit.

On December 12, 2013, the Company settled its patent infringement claim against LG Electronics. Pursuant to the confidential settlement agreement, the Company granted to LG Electronics a non-exclusive, fully paid-up license under the patent which was the subject of the legal proceeding. The proceeds from the license were included in revenue in 2013.

On March 20, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Samsung. Pursuant to the confidential settlement agreement, the Company has granted to Samsung a non-exclusive, fully paid-up license under the “Patents-in-Suit” with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit.

On March 13, 2014, the United States District Court for the Northern District of California in the Interwoven Action entered a standby order of dismissal. Under the standby order of dismissal, the court was informed that the Interwoven action had settled and the court vacated all pretrial and post-trial dates. Under the order, the parties are required to file a stipulation of dismissal by May 12, 2014 and if not filed by such date, the parties are ordered to appear on May15, 2014 and show cause why the case should not be dismissed. As of April 15, 2014, a final settlement agreement has not been executed.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of April 15, 2014, the outstanding settlement balance is $65,440.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of April 15, 2014, the Company has made payments in the amount of $250,000 to Micro Focus

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

Note 14. Subsequent Events

In April 2014, the Company and a third party lender loaned Vertical $150,000. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $150,000 bearing interest at 12% per annum and due by May 15, 2014.  In connection with the loan, the company is obligated to pay a commitment fee of $14,500 and other payments totaling $43,500 owed to the lender under previous contractual obligations with the lender by May 15, 2014.

For subsequent events concerning parties we are involved in litigation with, please “Litigation” in “Commitments and Contingencies” under Note 12.

