Form 10-Q
period 2014-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2014-05-15
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the issuer had 999,535,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$423,957	$162,709
Accounts receivable, net of allowance for bad debts of $55,847 and $83,326	1,002,528	562,831
Prepaid expenses and other current assets	93,553	87,930
Total current assets	1,520,038	813,470

Property and equipment, net of accumulated depreciation of $1,030,214 and $1,028,102	21,215	22,596
Intangible assets, net of accumulated amortization of $270,433 and $259,835	823,560	992,996
Deposits and other	31,423	31,520

Total assets	$2,396,236	$1,860,582

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,550,115	$9,763,921
Accounts payable to related parties	23,594	23,594
Bank overdraft	34,348	1,928
Deferred revenue	2,366,264	2,317,989
Derivative liability	258,599	263,340
Convertible debenture	30,000	30,000
Current portion - notes payable	3,010,593	3,006,561
Current portion - notes payable to related parties	323,166	344,158
Total current liabilities	16,596,679	15,751,491

Non-current portion – notes payable	1,478,352	1,505,951

Total liabilities	18,075,031	17,257,442

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2014	2013
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized
999,385,151 and 998,985,151 issued and outstanding as of March 31, 2014 and December 31, 2013	9,994	9,990
Additional paid-in-capital	19,428,409	19,420,513
Accumulated deficit	(46,094,978)	(45,691,721)
Accumulated other comprehensive income – foreign currency translation	(6,310)	(118,548)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(26,662,885)	(26,379,766)

Noncontrolling interest	1,082,066	1,080,882
Total stockholders’ deficit	(25,580,819)	(25,298,884)

Total liabilities and stockholders' deficit	$2,396,236	$1,860,582

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Licensing and software	$875,000	$-
Software maintenance	1,026,363	1,085,879
Cloud-based offering	109,916	119,068
Consulting services	78,100	110,737
Other	14,639	28,144
Total revenues	2,104,018	1,343,828

Cost of revenues	586,718	663,616

Gross profit	1,517,300	680,212

Operating expenses:
Selling, general and administrative expenses	1,432,953	823,860
Depreciation and amortization	11,919	14,098
Bad debt expense	-	-
Total operating expenses	1,444,872	837,958

Operating income (loss)	72,428	(157,746)

Other income (expense):
Impairment of software costs	(192,955)	-
Interest income	8	7
Gain on derivative liability	4,741	6,550
Forbearance fees	(73,301)	-
Interest expense	(213,522)	(146,051)

Net loss	(402,601)	(297,240)

Net income (loss) attributable to noncontrolling interest	(656)	12,742
Net loss attributable to Vertical Computer Systems, Inc.	(403,257)	(284,498)
Dividends applicable to preferred stock	(147,000)	(147,000)

Net loss available to common stockholders	$(550,257)	$(431,498)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	999,125,151	998,075,151

Comprehensive loss
Net loss	$(402,601)	$(297,240)
Translation adjustments	112,238	44,804
Comprehensive loss	(290,363)	(252,436)
Comprehensive income (loss) attributable to noncontrolling interest	(656)	12,742
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(291,019)	$(239,694)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2013	998,985,151	$9,990	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)

Shares issued for stock compensation that was previously accrued	400,000	4	7,896	-	-	-	7,900

Other comprehensive income translation adjustment	-	-	-	-	112,238	528	112,766

Net loss	-	-	-	(403,257)	-	656	(402,601)

Balances at March 31, 2014	999,385,151	$9,994	$19,428,409	$(46,094,978)	$(6,310)	$1,082,066	$(25,580,819)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(402,601)	$(297,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,919	14,098
Impairment of software development costs	192,955	-
Gain on derivatives	(4,741)	(6,550)
Changes in operating assets and liabilities:
Accounts receivable	(439,805)	41,012
Prepaid expenses and other assets	(5,417)	(7,135)
Accounts payable and accrued liabilities	793,313	225,243
Deferred revenue	48,275	(22,719)
Net cash provided by (used in) operating activities	193,898	(53,291)

Cash flow from investing activities:
Software development	(33,200)	(5,873)
Purchase of property and equipment	-	(3,414)
Net cash used in investing activities	(33,200)	(9,287)

Cash flows from financing activities:
Borrowings on notes payable	-	1,759,150
Payments of notes payable	(23,644)	(1,419,907)
Payments of related party notes payable	(20,992)	(381,583)
Bank overdraft	32,419	(9,607)
Net cash used in financing activities	(12,217)	(51,947)

Effect of changes in exchange rates on cash	112,767	44,804
Net change in cash and cash equivalents	261,248	(69,721)
Cash and cash equivalents, beginning of period	162,709	111,851
Cash and cash equivalents, end of period	$423,957	$42,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,989	$85,385

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	$7,900	$7,900

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet, Inc.”), a wholly-owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), OptVision Research, Inc. (“OptVision”), Vertical Healthcare Solutions, Inc., each a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 90% owned subsidiary, and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2013 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2014 and 2013, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the three months ended March 31, 2014, the Company capitalized an aggregate of $33,200 related to software development and the Company recorded impairment of $192,955 on previously capitalized software development costs.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2014, we had negative working capital of approximately $15.1 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the three months ended March 31, 2014:

December 31, 2013	$4,542,512
Repayments of third party notes	(23,644)
Effect of currency exchange	77
March 31, 2014	$4,518,945

On January 9, 2013, NOW Solutions completed a financing transaction in the aggregate amount of $1,759,150, which amount was utilized to pay off existing indebtedness of the Company and NOW Solutions to Tara Financial Services and Robert Farias, a former employee of the Company and all security interests granted to Tara Financial Services and Robert Farias were cancelled.

In connection with this financing, the Company and several of its subsidiaries entered into a loan agreement (the “Loan Agreement”), dated as of January 9, 2013 with Lakeshore Investment, LLC (“Lakeshore”) under which NOW Solutions issued a secured 10-year promissory note (the “Lakeshore Note”) bearing interest at 11% per annum to Lakeshore in the amount of $1,759,150. The Lakeshore Note contains provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds. Upon the payment of any prepayment principal amounts, the monthly installment payments shall be adjusted proportionately on an amortized pro rata basis.  The Lakeshore Note is currently payable in equal monthly installments of $22,987 until January 31, 2022.

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

Note 4. Derivative liability and fair value measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.

In August 2013, an officer of the Company transferred 1,000,000 shares of common stock owned by him to our senior secured lenders in connection with an option and forbearance. In connection with the transfer of the stock, the Company signed an agreement to replace these shares. The initial fair value of these shares was determined to be $47,000 as of August 28, 2013.

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

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At March 31, 2014 and December 31, 2013, the aggregate fair value of the derivative liabilities was $258,599 and $263,340.

The aggregate change in the fair value of derivative liabilities was a gain of $4,741 and $6,550 for the three months ended March 31, 2014 and 2013, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at March 31, 2014. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$258,599	$-	$-

As of December 31, 2013:
Liabilities
Stock derivative – 4,309,983 shares	$263,340	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2014, 400,000 common shares previously granted to employees of the Company in 2012 vested. Stock compensation that was previously accrued totaling $7,900 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vesting.

As of March 31, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

999,385,151	Common Stock Granted and Outstanding
150,000	Common Stock Granted and Outstanding, but not vested
4,309,983	Common Shares Company Is Obligated to Reimburse to officers of the Company for pledged shares sold and transferred on the Company’s behalf
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,033,217,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 33,600,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (which does not include the shares that would be converted from the $30,000 outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the three months ended March 31, 2014 is shown below.

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2013	550,000	$0.0186
Granted	-	-
Vested	(400,000)	0.0198
Forfeited/Cancelled	-	-
Non Vested Balance at March 31, 2014	150,000	$0.0155

As of March 31, 2014, there was $191 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of less than 3 years.

Note 7. Related Party Transactions

The following table reflects our related party debt activity for the three months ended March 31, 2014:

December 31, 2013	$344,158
Repayments of related party notes	(20,992)
March 31, 2014	$323,166

As of March 31, 2014 and December 31, 2013, the Company had accounts payable to two employees in an aggregate amount of $23,594. The payables are unsecured, non-interest bearing and due on demand.

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

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit. On December 12, the Company settled the patent infringement claim that the Company initiated in federal court against LG. Pursuant to the confidential settlement agreement, the Company has granted to LG a non-exclusive, fully paid-up license under the two patents (“Patents-in-Suit”) with any continuation patents of the Patents-in-Suit and any other continuation patents with the same priority claim as the Patents-in-Suit.

On December 12, 2013, the Company settled its patent infringement claim against LG Electronics. Pursuant to the confidential settlement agreement, the Company granted to LG Electronics a non-exclusive, fully paid-up license under the Patents-in-Suit which were the subject of the legal proceeding. The litigation concerning the Patents-in-Suit with LG has been resolved.

On March 20, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Samsung. Pursuant to the confidential settlement agreement, the Company has granted to Samsung a non-exclusive, fully paid-up license under the Patents-in-Suit with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit. The litigation concerning the Patents-in-Suit with Samsung has been resolved.

On May 8, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Interwoven. Pursuant to the confidential settlement agreement, the Company has granted to Interwoven and its subsidiaries, affiliates and parent companies (which include Autonomy Corporation PLC and Hewlett-Packard Company, Inc.), a non-exclusive, fully paid-up license to the Patents-in-Suit with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit. The Interwoven Action has been resolved.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of May 15, 2014, the outstanding settlement balance is $50,500.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of May 15, 2014, the Company has made payments in the amount of $250,000 to Micro Focus.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On April 14, the Company and MRC filed an answer to Mr. Weber’s complaint. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

Note 9. Subsequent Events

In April 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $150,000. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $150,000 bearing interest at 12% per annum and due by May 15, 2014.  In connection with the loan, the company is obligated to pay a commitment fee of $14,500 and other payments totaling $43,500 owed to the lender under previous contractual obligations with the lender by May 15, 2014. All amounts due under this loan agreement have been repaid.

In May 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $81,282. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $81,282, bearing interest at 12% per annum and due by May 31, 2014.  In connection with the loan, the company is obligated to pay a commitment fee of $7,500 and other payments totaling $95,500 owed to the lender under previous contractual obligations with the lender by May 31, 2014.

During the period that runs from April 1, 2014 through May 15, 2014, 150,000 shares granted to a consultant of the Company in 2012, valued at $2,325, vested.

For subsequent events concerning parties we are involved in litigation with, please see “Legal Proceedings” under Note 8.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2014 and 2013, $33,200 and $5,873 of internal costs were capitalized, respectively. During the three months ended March 31, 2014, $192,955 of capitalized software costs were written-off as impaired.

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

Results of Operations

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

Total Revenues. We had total revenues of $2,104,018 and $1,343,828 in the three months ended March 31, 2014 and 2013, respectively. The increase in total revenues was $760,190 for the three months ended March 31, 2014 representing a 56.6% increase compared to the total revenues for the three months ended March 31, 2013. Of the $2,104,018 and $1,343,828 total revenues for the three months ended March 31, 2014 and 2013, respectively, $1,174,722 and $1,309,796 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company. Revenue from SnAPPnet, Inc. was $54,296 or 2.6% of total revenue for the three months ended March 31, 2014 and $34,032 or 2.5% of total revenues for the three months ended March 31, 2013.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from licenses and software increased by $875,000 compared to that for the three months ended March 31, 2013 due to new licensing in the first three months of 2014. Software maintenance in the three months ended March 31, 2014 decreased by $59,516 or 5.5% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to unfavorable currency rate changes on our Canadian revenue. Excluding the exchange rate effects, maintenance revenue increased 2.9% compared to the three months ended March 31, 2013. Consulting revenue, in the three months ended March 31, 2014 decreased by $32,637 from the same period in the prior year, which represents a 29.5% decrease. This decrease was primarily due to 2013 consulting services for two customers to install emPath® modules and to deploy emPath® at additional locations. Cloud-based revenues were $109,916 for the three months ended March 31, 2014 compared to $119,068 for the same period in the prior year, representing a $9,152 decrease or 7.7%. The decrease is primarily related to unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended March 31, 2014 decreased by $13,505 or 48% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $586,718 for the three months ended March 31, 2014, compared to $663,616 for the three months ended March 31, 2013. The decrease in cost of revenues of $76,898 represents a 11.6% decrease. The decrease in direct cost of revenues was primarily due to lower payroll, travel and royalty expenses for the three months ended March 31, 2014. During the three months ended March 31, 2014 and 2013, $33,200 and $5,873 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,432,953 and $823,860 in the three months ended March 31, 2014 and 2013, respectively. The increase of $609,093 is 73.9% more than for the same period in 2013. The increase is primarily due to increased legal fees, increased foreign taxes and tax penalties somewhat offset by a decrease in payroll costs.

Income (Loss) from Operations. We had net income from operations of $72,428 for the three months ended March 31, 2014 compared to a net loss of $157,746 for the three months ended March 31, 2013. The increase was due to increased revenues, and decreased cost of revenues partially offset by higher selling, general and administrative expenses.

Impairment of Software Costs. During the three months ended March 31, 2014, $192,955 of capitalized software development costs were considered impaired.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $4,741 for the three months ended March 31, 2014 compared to a gain of $6,550 for the same period in 2013.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended March 31, 2014 were $73,301. The fees are related to our senior secured debt for NOW Solutions.

Interest Expense. We had interest expense of $213,522 and $146,051 for the three months ended March 31, 2014 and 2013, respectively. Interest expense increased in 2014 by $67,471, representing an increase of 46.2% compared to the same expense in the three months ended March 31, 2013. The increase is primarily due to increased debt borrowings at March 31, 2014 compared to March 31, 2013 and additional interest on amounts due to vendors.

Net loss. We had a net loss of $402,601 and $297,240 for the three months ended March 31, 2014 and 2013, respectively. The net loss for the three months ended March 31, 2014 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating income of $72,428. Operating income was increased by the gain on derivative liability and decreased by impairment of software development, interest expense and forbearance fees, resulting in a net loss of $402,601 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the operating loss of $157,746 was increased by interest expense of $146,051 and reduced by the gain on derivative liability resulting in a net loss of $297,240.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2014 and 2013, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $550,257 and $431,498 for the three months ended March 31, 2014 and 2013, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

At March 31, 2014, we had non-restricted cash-on-hand of $423,957 compared to $162,709 at December 31, 2013.

Net cash provided by operating activities for the three months ended March 31, 2014 was $193,898 compared to net cash used in operating activities of $53,291 for the three months ended March 31, 2013. For the three months ended March 31, 2014, we collected cash from our customers and other licensees of $1,535,110. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $480,650, attorney fees of $134,580, professional fees and consulting fees of $47,489 interest payments of $89,989, taxes (including sales tax and VAT) of $74,472, and other regular trade payables of $514,032. For the three months ended March 31, 2013, we collected cash from our customers of $1,378,566. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $674,519, attorney fees of $54,452, professional fees and consulting fees of $77,133 interest payments of $85,385, taxes (including sales tax and VAT) of $38,688, and other regular trade payables of $501,680.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue increased $48,275 or 2.1% from the balance at December 31, 2013. The increase was primarily due to the impact of contractual price increases on renewing maintenance contracts during 2014.

Our accounts receivable trade increased from $562,831 at December 31, 2013 to $1,002,528 (net of allowance for bad debts) at March 31, 2014. The increase is a primarily a result of a receivable due from licensing on intellectual property somewhat offset by seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $9,763,921 at December 31, 2013 to $10,550,115 at March 31, 2014. The resulting balance at March 31, 2014 is 10.5 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the three months ended March 31, 2014 and March 31, 2013 of $33,200 and $9,287 respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the three months ended March 31, 2014, we paid $44,636 of principal on notes payable and notes payable to related parties. For the three months ended March 31, 2013, we paid $1,801,490 of principal on notes payable and notes payable to related parties and had $1,759,150 of new debt funding in the same period.

The total change in cash for the three months ended March 31, 2014 was an increase of $261,248.

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

As of March 31, 2014, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2014	2014	2015	2016	2017	2018+
Notes payable	$4,812,111	$3,333,759	$115,893	$129,304	$144,267	$1,088,888
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	99,310	69,458	29,852	-	-	-
Total	$4,941,421	$3,405,423	$145,745	$129,304	$144,267	$1,088,888

Of the above notes payable, the default status is as follows:

	March 31, 2014	December 31, 2013

In default	$3,270,767	$3,299,806
Not in default	1,571,344	1,586,864

Total Notes Payable	$4,842,111	$4,886,670

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $402,601 for the three months ended March 31, 2014 and a net loss of $297,240 for the three months ended March 31, 2013, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2014, we had negative working capital of approximately $15.1 million (although this figure includes deferred revenue of approximately $2.4 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2013, as filed on April 15, 2014.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2013.

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

On September 16, 2013, the United States District Court for the Eastern District of Texas issued a claims construction order in the Vertical Action concerning the terms found in the claims of the Patents-in-Suit. On December 12, the Company settled the patent infringement claim that the Company initiated in federal court against LG. Pursuant to the confidential settlement agreement, the Company has granted to LG a non-exclusive, fully paid-up license under the two patents (“Patents-in-Suit”) with any continuation patents of the Patents-in-Suit and any other continuation patents with the same priority claim as the Patents-in-Suit.

On December 12, 2013, the Company settled its patent infringement claim against LG Electronics. Pursuant to the confidential settlement agreement, the Company granted to LG Electronics a non-exclusive, fully paid-up license under the Patents-in-Suit which were the subject of the legal proceeding. The litigation concerning the Patents-in-Suit with LG has been resolved.

On March 20, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Samsung. Pursuant to the confidential settlement agreement, the Company has granted to Samsung a non-exclusive, fully paid-up license under the Patents-in-Suit with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit. The litigation concerning the Patents-in-Suit with Samsung has been resolved.

On May 8, 2014, the Company settled the patent infringement claim that the Company initiated in federal court against Interwoven. Pursuant to the confidential settlement agreement, the Company has granted to Interwoven and its subsidiaries, affiliates and parent companies (which include Autonomy Corporation PLC and Hewlett-Packard Company, Inc.), a non-exclusive, fully paid-up license to the Patents-in-Suit with any continuation patents of the Patents-in-Suit and any other patents with the same priority claim as the Patents-in-Suit. The Interwoven Action has been resolved.

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of May 15, 2014, the outstanding settlement balance is $50,500.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of May 15, 2014, the Company has made payments in the amount of $250,000 to Micro Focus.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On April 14, the Company and MRC filed an answer to Mr. Weber’s complaint. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2013, as filed on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, 400,000 shares granted to employees of the Company in 2012, valued at $7,900, vested.

During the period that runs from April 1, 2014 through May 15, 2014, 150,000 shares granted to a consultant of the Company in 2012, valued at $2,325, vested.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

May 15, 2014	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

