Form 10-Q
period 2014-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2014-08-19
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, the issuer had 999,535,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$111,015	$162,709
Accounts receivable, net of allowance for bad debts of $55,847 and $83,326	252,955	562,831
Prepaid expenses and other current assets	101,539	87,930
Total current assets	465,509	813,470

Property and equipment, net of accumulated depreciation of $1,031,090 and $1,028,102	20,946	22,596
Intangible assets, net of accumulated amortization of $281,003 and $259,835	658,592	992,996
Deposits and other	31,423	31,520

Total assets	$1,176,470	$1,860,582

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$9,722,253	$9,763,921
Accounts payable to related parties	23,594	23,594
Bank overdraft	5,049	1,928
Deferred revenue	2,108,801	2,317,989
Derivative liability	157,745	263,340
Convertible debenture	30,000	30,000
Current portion - notes payable	3,056,307	3,006,561
Current portion - notes payable to related parties	323,166	344,158
Total current liabilities	15,426,915	15,751,491

Non-current portion – notes payable	1,373,966	1,505,951

Total liabilities	16,800,881	17,257,442

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2014	2013
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 999,535,151 and 998,985,151 issued and outstanding as of June 30, 2014 and December 31, 2013	9,996	9,990
Additional paid-in-capital	19,430,733	19,420,513
Accumulated deficit	(46,135,243)	(45,691,721)
Accumulated other comprehensive income – foreign currency translation	34,118	(118,548)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(26,660,396)	(26,379,766)

Noncontrolling interest	1,133,961	1,080,882
Total stockholders’ deficit	(25,526,435)	(25,298,884)

Total liabilities and stockholders' deficit	$1,176,470	$1,860,582

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Licensing and software	$1,725,180	$72,720	$2,600,180	$72,720
Software maintenance	971,704	1,130,321	1,998,067	2,216,200
Cloud-based offering	96,694	102,743	206,610	221,811
Consulting services	130,732	128,031	208,832	238,768
Other	17,941	20,796	32,580	48,940
Total revenues	2,942,251	1,454,611	5,046,269	2,798,439

Cost of revenues	610,765	633,334	1,197,483	1,296,950

Gross profit	2,331,486	821,277	3,848,786	1,501,489

Operating expenses:
Selling, general and administrative expenses	1,895,597	734,499	3,328,550	1,553,034
Depreciation and amortization	11,446	13,175	23,365	27,273
Impairment of software costs	192,956	-	385,911	-
Total operating expenses	2,099,999	747,674	3,737,826	1,580,307

Operating income (loss)	231,487	73,603	110,960	(78,818)

Other income (expense):
Gain (loss) on derivative liability	100,854	(13,100)	105,595	(6,550)
Forbearance fees	(88,301)	(15,000)	(161,602)	(20,325)
Interest expense	(232,902)	(159,708)	(446,416)	(305,752)

Net income (loss)	11,138	(114,205)	(391,463)	(411,445)
Net income (loss) attributable to noncontrolling interest	(51,403)	34,875	(52,059)	47,617
Net loss attributable to Vertical Computer Systems, Inc.	(40,265)	(79,330)	(443,522)	(363,828)
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(187,265)	$(226,330)	$(737,522)	$(657,828)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	999,484,052	998,434,052	999,305,593	998,255,593

Comprehensive loss
Net income (loss)	$11,138	$(114,205)	$(391,463)	$(411,445)
Translation adjustments	40,428	68,035	152,666	112,839
Comprehensive income (loss)	51,566	(46,170)	(238,797)	(298,606)
Comprehensive income (loss) attributable to noncontrolling interest	(51,403)	34,875	(52,059)	47,617
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$163	$(11,295)	$(290,856)	$(250,989)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2013 through June 30, 2014

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2013	998,985,151	$9,990	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)

Shares issued for stock compensation that was previously accrued	550,000	6	10,220	-	-	-	10,226

Other comprehensive income translation adjustment	-	-	-	-	152,666	1,020	153,686

Net (loss) income	-	-	-	(443,522)	-	52,059	(391,463)

Balances at June 30, 2014	999,535,151	$9,996	$19,430,733	$(46,135,243)	$34,118	$1,133,961	$(25,526,435)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(391,463)	$(411,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,365	27,273
Impairment of software development costs	385,911	-
Loss (Gain) on derivatives	(105,595)	6,550
Changes in operating assets and liabilities:
Accounts receivable	309,876	147,516
Prepaid expenses and other assets	(13,512)	(51,459)
Accounts payable and accrued liabilities	(31,357)	536,507
Deferred revenue	(209,188)	(396,865)
Net cash used in operating activities	(31,963)	(141,923)

Cash flow from investing activities:
Software development	(71,984)	(44,518)
Purchase of property and equipment	(575)	(3,476)
Net cash used in investing activities	(72,559)	(47,994)

Cash flows from financing activities:
Borrowings on notes payable	261,282	1,834,150
Payments of notes payable	(343,598)	(1,448,558)
Payments on related party debt	(20,992)	(381,583)
Bank overdraft	3,121	(1,842)
Net cash provided by (used in) financing activities	(100,187)	2,167

Effect of changes in exchange rates on cash	153,015	112,839
Net change in cash and cash equivalents	(51,694)	(74,911)
Cash and cash equivalents, beginning of period	162,709	111,851
Cash and cash equivalents, end of period	$111,015	$36,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$142,861	$169,018

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	10,226	10,226

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

For the six months ended June 30, 2014 and 2013, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the six months ended June 30, 2014, the Company capitalized an aggregate of $71,984 related to software development and the Company recorded impairment of $385,911 on previously capitalized software development costs.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2014 and 2013 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2014, we had negative working capital of approximately $15.0 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2014:

December 31, 2013	$4,542,512
Repayments of third party notes	(343,598)
Borrowings from third parties	261,282
Currency translation	77
June 30, 2014	$4,460,273

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

In April 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $150,000. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $150,000 bearing interest at 12% per annum and due by May 15, 2014.  In connection with the loan, the company was obligated to pay a commitment fee of $14,500 and other payments totaling $43,500 owed to the lender under previous contractual obligations with the lender by May 15, 2014. All amounts due under this loan agreement have been repaid.

In May 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $81,282. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $81,282, bearing interest at 12% per annum and due by May 31, 2014.  In connection with the loan, the company was obligated to pay a commitment fee of $7,500 and other payments totaling $95,500 owed to the lender under previous contractual obligations with the lender by May 31, 2014. All amounts due under this loan agreement have been repaid.

In April 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $30,000. Pursuant to the loan agreement, Vertical agreed to pay a commitment fee of $1,500 and issued a promissory note in the principal amount of $30,000 bearing interest at 11% per annum and due in ninety days.  The note and commitment fee have not been paid.

During the six months ended June 30, 2014 and 2013, the Company made interest payments of $142,861 and $169,018, respectively.

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

In December 2013, a note payable secured by 1,000,000 shares of common stock pledged by an officer of the company (through a company he controls) to secure payment of a $50,000 loan by a third party lender to the Company became past due. In connection with the pledge of stock, we are obligated to replace these shares if the shares were transferred to the lender. This note is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2013. As the Company does not have sufficient authorized stock to issue these shares, they were recorded as derivative liabilities. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At June 30, 2014 and December 31, 2013, the aggregate fair value of the derivative liabilities was $157,745 and $263,340.

The aggregate change in the fair value of derivative liabilities was a gain of $105,595 and a loss of $6,550 for the six months ended June 30, 2014 and 2013, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at June 30, 2014. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$157,745	$-	$-

As of December 31, 2013:
Liabilities
Stock derivative – 4,309,983 shares	$263,340	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the six months ended June 30, 2014, 550,000 common shares granted to employees of the Company and a consultant of the Company, valued at $10,226, vested.

As of June 30, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

999,535,151	Common Stock Granted and Outstanding
4,309,983	Common Shares Company Is Obligated to Reimburse to officers of the Company for pledged shares sold and transferred on the Company’s behalf
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,033,217,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 33,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (which does not include the shares that would be converted from the $30,000 outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the six months ended June 30, 2014 is shown below.

	Shares	Weighted Average Grant- Date Fair Value
Non Vested Balance at December 31, 2013	550,000	$0.0186
Granted	-	-
Vested	(550,000)	0.0186
Forfeited/Cancelled	-	-
Non Vested Balance at June 30, 2014	-	-

As of June 30, 2014, there were no unrecognized compensation costs related to stock awards.

Note 7. Related Party Transactions

The following table reflects our related party debt activity for the six months ended June 30, 2014:

December 31, 2013	$344,158
Repayments of related party notes	(20,992)
June 30, 2014	$323,166

As of June 30, 2014 and December 31, 2013, the Company had accounts payable to two employees in an aggregate amount of $23,594. The payables are unsecured, non-interest bearing and due on demand.

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

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) (collectively the “the Patents-in-Suit”), both of which are owned by the Company. We sought an award of monetary damages and other relief. The case was styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit was instituted as a complaint for declaratory judgment, in which Interwoven requested that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case was styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case was styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of August 19, 2014, the outstanding settlement balance is $20,922.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of August 19, 2014, all payments have been made and this matter has been resolved.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

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

During the six months ended June 30, 2014 and 2013, $71,984 and $44,518 of internal costs were capitalized, respectively, and the Company recorded impairment of $385,911 on previously capitalized software development costs during the six months ended June 30, 2014.

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

Results of Operations

Three and six months ended June 30, 2014 Compared To Three and six months ended June 30, 2013

Total Revenues. We had total revenues of $2,942,251 and $1,454,611 for the three months ended June 30, 2014 and 2013, respectively. The increase in total revenues was $1,487,640 for the three months ended June 30, 2014 representing a 102.3% increase compared to the total revenues for the three months ended June 30, 2013. Substantially all of the revenues for the three months ended June 30, 2013 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $35,135 or 1.2% of total revenues for the three months ended June 30, 2014 and $33,646 or 2.3% of total revenues for the three months ended June 30, 2013. Revenue for VCSY was $1,725,000 or 58.6% of total revenues for the three months ended June 30, 2014. VCSY had no revenue for the three months ended June 30, 2013.

Total revenues for the three months ended June 30, 2014 and 2013 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses increased by $1,652,460 compared to that for the three months ended June 30, 2013, due to new license sales of SiteFlash during the second quarter of 2014. Software maintenance in the three months ended June 30, 2014 decreased by $158,617 or 14.0% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of customer contracts and the effects of unfavorable currency rate changes on our Canadian maintenance revenue partially offset by contractual increases to existing customer maintenance agreements. Consulting revenue, in the three months ended June 30, 2014 increased by $2,701 from the same period in the prior year, which represents a 2.1% increase. This increase was due to additional consulting services for version upgrades and enhancements to existing customer accounts during the second quarter of 2014. Cloud-based revenues were $96,694 for the three months ended June 30, 2014 compared to $102,743 for the same period in the prior year, representing a $6,049 decrease or 5.9%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 3 months ended June 30, 2014 and the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended June 30, 2014 decreased by $2,855 or 13.7% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $5,046,269 and $2,798,439 in the six months ended June 30, 2014 and 2013, respectively. The increase in total revenues was $2,247,830 representing a 80.3% increase. Substantially all of the revenues for the six months ended June 30, 2013 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $89,431 or 1.8% for the six months ended June 30, 2014 and $67,687 or 2.4% for the six months ended June 30, 2013. Revenue for VCSY was $2,600,000 or 51.5% of total revenues for the six months ended June 30, 2014. VCSY had no revenue for the six months ended June 30, 2013.

Total revenues for the six months ended June 30, 2014 and 2013 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses increased by $2,527,460 compared to that for the six months ended June 30, 2013 due to new license sales of SiteFlash during 2014. Software maintenance in the six months ended June 30, 2014 decreased by $218,133 or 9.8% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of customer contracts and the effects of unfavorable currency rate changes on our Canadian maintenance revenue partially offset by contractual increases to existing customer maintenance. Consulting revenue, in the six months ended June 30, 2014 decreased by $29,936 from the same period in the prior year, which represents a 12.5% decrease. This decrease was primarily a result of additional consulting services in 2013 for two customers to install emPath modules and to deploy emPath at additional locations. Cloud-based revenues were $206,610 for the six months ended June 30, 2014 compared to $221,811 for the same period in the prior year, representing a $15,201 decrease or 6.9%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 6 months ended June 30, 2014 and the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the six months ended June 30, 2014 decreased by $16,360 or 33,4% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $610,765 for the three months ended June 30, 2014, compared to $633,334 for the three months ended June 30, 2013. The decrease in cost of revenues of $22,569 represents a 3.6% decrease. The decrease in direct cost of revenues was primarily due to decreased payroll costs somewhat offset by increased royalty fees. During the three months ended June 30, 2014 and 2013, $38,784 and $38,644 of internal costs were capitalized, respectively.

For the six months ended June 30, 2014, direct costs of revenues were $1,197,483 compared to $1,296,950 for the same period in 2013 resulting in a decrease of $99,467 or 7.7%. The decrease in direct cost of revenues was primarily due to decreased payroll costs somewhat offset by increased royalty fees. During the six months ended June 30, 2014 and 2013, $71,984 and $44,518 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,895,597 and $734,499 in the three months ended June 30, 2014 and 2013, respectively. The increase of $1,161,098 is 158.1% more than the same period in 2013. The increase is primarily due to increased legal fees to prosecute patent infringement on the company’s intellectual property, increased consulting fees and increased royalties.

For the six months ended June 30, 2014 we had $3,328,550 compared to $1,553,034 for the six months ended June 30, 2013. The $1,775,516 or 114.3% increase is primarily due to increased legal fees to prosecute patent infringement on the company’s intellectual property, increased foreign taxes, tax penalties, consulting fees and royalties.

Bad Debt Expense. We had no bad debt expense for the three and six months ended June 30, 2014 and 2013.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As the stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $100,854 for the three months ended June 30, 2014 compared to a loss of $13,100 for the same period in 2013. The gain on derivative liability was $105,595 for the six months ended June 30, 2014 compared to a loss of $6,550 for the six months ended June 30, 2013.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended June 30, 2014 were $88,301compared to $15,000 for the three months ended June 30, 2013. The fees are related to our senior secured debt for Now Solutions. Forbearance fees for the six months ended June 30, 2014 were $161,602 compared to $20,325 for the six months ended June 30, 2013. The fees are primarily related to our senior secured debt for Now Solutions.

Impairment of Software Costs. During the three and six months ended June 30, 2014, $192,956 and $385,911, respectively of capitalized software development costs were considered impaired.

Interest Expense. We had interest expense of $232,910 and $159,708 for the three months ended June 30, 2014 and 2013, respectively. Interest expense increased in 2014 by $73,202 representing an increase of 45.8% compared to the same expense in the three months ended June 30, 2013. The increase was primarily due to interest and commitment fees on new borrowings and interest on accounts payable balances.

For the six months ended June 30, 2014, we had net interest expense of $446,432 compared to $305,752 for the same period in 2013, representing a $140,680 or 46.0% increase for the period. The increase was primarily due to interest and commitment fees on new borrowings and interest on accounts payable balances.

Net Income(loss). We had net income of $11,138 and net loss of $114,205 for the three months ended June 30, 2014 and 2013, respectively. The net income for the three months ended June 30, 2014 was due to the factors discussed above for revenues, cost of revenues, impairment of capitalized software costs and selling, general and administrative expenses, which essentially gave us operating income of $231,487. This was reduced by interest expense and forbearance fees and increased by a gain on derivative liability, resulting in net income of $11,138 for the three months ended June 30, 2014. For the three months ended June 30, 2013, the operating income of $73,603 was reduced by interest expense and a loss on derivative liability, resulting in a net loss of $114,205.

We incurred net losses of $391,463 and $411,445 for the six months ended June 30, 2014 and 2013, respectively. The changes were due to the reasons discussed above.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2014 and 2013 and $294,000 for both the six months ended June 30, 2014 and 2013.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $187,265 and $226,330 for the three months ended June 30, 2014 and 2013, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $737,522 and $657,828 for the six months ended June 30, 2014 and 2013, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

At June 30, 2014, we had non-restricted cash-on-hand of $111,015 compared to $162,709 at December 31, 2013.

Net cash used in operating activities for the six months ended June 30, 2014 was $31,963 compared to net cash used in operating activities of $141,923 for the six months ended June 30, 2013.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $209,188 or 9.0% from the balance at December 31, 2013. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $309,876 (net of allowance for bad debts) at December 31, 2013 to $252,955 (net of allowance for bad debts) at June 30, 2014. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $9,763,921 at December 31, 2013 to $9,722,253 at June 30, 2014. The decrease is primarily related to payment of accrued payroll tax and penalties, somewhat offset by increased trade accounts payable and accrued interest. The resulting balance at June 30, 2014 is 38 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2014 and June 30, 2013 of $72,559 and $47,994, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2014, we paid $364,590 of principal on notes payable and notes payable to related parties and had $261,282 of new debt funding in the same period. For the six months ended June 30, 2013, we paid $1,830,141 of principal on notes payable and notes payable to related parties and had $1,834,150 of new debt funding in the same period.

The total change in cash for the six months ended June 30, 2014 was a decrease of $51,694.

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

	Balance at June 30,	Due in Next Five Years
Contractual Obligations	2014	2014	2015	2016	2017	2018+
Notes payable	$4,753,439	$3,292,278	$121,099	$135,112	$150,747	$1,054,203
Convertible debenture	30,000	30,000	-	-	-	-
Operating lease	75,438	45,586	29,852	-	-	-
Total	$4,858,877	$3,367,864	$150,951	$135,112	$150,747	$1,054,203

Of the above notes payable, the default status is as follows:

	June 30, 2014	December 31, 2013

In default	$3,270,247	$3,299,806
Not in default	1,513,192	1,586,864

Total Notes Payable	$4,783,439	$4,886,670

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $737,522 and $657,828 for the six months ended June 30, 2014 and 2013, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2014, we had negative working capital of approximately $15.0 million (although this figure includes deferred revenue of approximately $2.1 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On November 15, 2010, we filed a lawsuit in the Federal District Court for the Eastern District of Texas (the “Vertical Action”) against Interwoven, Inc. ("Interwoven"), LG Electronics MobileComm U.S.A., Inc., LG Electronics, Inc., Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, the "Defendants"). We sued the Defendants for patent infringement claims under United States Patent No. 6,826,744 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) and United States Patent No. 7,716,629 (“System and Method for Generating Web Sites in an Arbitrary Object Framework”) (collectively the “the Patents-in-Suit”), both of which are owned by the Company. We sought an award of monetary damages and other relief. The case was styled Vertical Computer Systems, Inc. v Interwoven, Inc., LG Electronics Mobilecomm U.S.A., Inc., No. 2:10-CV-00490.

On November 17, 2010, we were served with a lawsuit filed on October 14, 2010 by Interwoven in the United States District Court for the Northern District of California (the “Interwoven Action”). This lawsuit was instituted as a complaint for declaratory judgment, in which Interwoven requested that the court find that no valid and enforceable claim of either of the two patents referenced above has been infringed by Interwoven. The case was styled Interwoven, Inc. v Vertical Computer Systems, Inc. No. 3:10-CV-4645-RS.

On January 11, 2011, Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (“Samsung”) filed a lawsuit in the United States District Court for the Northern District of California seeking to consolidate its lawsuit with the Interwoven Action. This case was styled Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc., v. Vertical Computer Systems, Inc., No. 3:11-CV-00189-RS.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of August 19, 2014, the outstanding settlement balance is $20,922.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of August 19, 2014, all payments have been made and this matter has been resolved.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2013, as filed on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, 550,000 common shares granted to employees of the Company and a consultant of the Company, valued at $10,226, vested.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2014	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2014	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

Exhibit No.	Description	Location

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 19, 2014	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

