Form 10-Q
period 2014-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2014-11-18
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 Yes ☐  No ☒

As of November 18, 2014, the issuer had 999,735,151 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$15,919	$162,709
Accounts receivable, net of allowance for bad debts of $55,698 and $83,326	147,515	562,831
Prepaid expenses and other current assets	110,498	87,930
Total current assets	273,932	813,470

Property and equipment, net of accumulated depreciation of $1,029,249 and $1,028,102	26,947	22,596
Intangible assets, net of accumulated amortization of $291,516 and $259,835	680,819	992,996
Deposits and other	28,938	31,520

Total assets	$1,010,636	$1,860,582

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,509,141	$9,763,921
Accounts payable to related parties	23,594	23,594
Bank overdraft	35,406	1,928
Deferred revenue	1,971,879	2,317,989
Derivative liability	68,959	263,340
Convertible debenture	30,000	30,000
Current portion - notes payable	3,110,582	3,006,561
Current portion - notes payable to related parties	348,666	344,158
Total current liabilities	16,098,227	15,751,491

Non-current portion – notes payable	1,371,791	1,505,951

Total liabilities	17,470,018	17,257,442

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2014	2013
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 1,000,000,000 shares authorized 999,735,151 and 998,985,151 issued and outstanding as of September 30, 2014 and December 31, 2013	9,998	9,990
Additional paid-in-capital	19,433,931	19,420,513
Accumulated deficit	(46,973,714)	(45,691,721)
Accumulated other comprehensive income – foreign currency translation	57,008	(118,548)

Total Vertical Computer Systems, Inc. stockholders’ deficit	(27,472,777)	(26,379,766)

Noncontrolling interest	1,111,371	1,080,882
Total stockholders’ deficit	(26,361,406)	(25,298,884)

Total liabilities and stockholders' deficit	$1,010,636	$1,860,582

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Licensing and software	$180	$-	$2,600,360	$72,720
Software maintenance	873,723	1,069,785	2,871,790	3,285,985
Cloud-based offering	92,437	83,418	299,047	305,229
Consulting services	93,028	72,191	301,860	310,959
Other	13,955	13,485	46,535	62,425
Total revenues	1,073,323	1,238,879	6,119,592	4,037,318

Cost of revenues	406,235	585,905	1,603,718	1,883,179

Gross profit	667,088	652,974	4,515,874	2,154,139

Operating expenses:
Selling, general and administrative expenses	1,095,077	902,021	4,423,627	2,454,731
Depreciation and amortization	10,798	13,130	34,163	40,403
Impairment of software costs	193,293	-	579,204	-
Total operating expenses	1,299,168	915,151	5,036,994	2,495,134

Operating loss	(632,080)	(262,177)	(521,120)	(340,995)

Other income (expense):
Interest Income	1	35	17	46
Gain (Loss) on derivative liability	88,786	(76,355)	194,381	(82,905)
Forbearance fees	(94,568)	(109,500)	(256,170)	(129,825)
Interest expense	(222,230)	(217,186)	(668,662)	(522,949)

Net loss	(860,091)	(665,183)	(1,251,554)	(1,076,628)
Net income (loss) attributable to noncontrolling interest	21,620	50,987	(30,439)	98,604
Net loss attributable to Vertical Computer Systems, Inc.	(838,471)	(614,196)	(1,281,993)	(978,024)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(985,471)	$(761,196)	$(1,722,993)	$(1,419,024)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	999,535,151	997,843,847	999,382,952	998,116,835

Comprehensive loss
Net loss	$(860,091)	$(665,183)	$(1,251,554)	$(1,076,628)
Translation adjustments	22,890	(46,906)	175,556	65,933
Comprehensive loss	(837,201)	(712,089)	(1,075,998)	(1,010,695)
Comprehensive income (loss) attributable to noncontrolling interest	21,620	50,987	(30,439)	98,604
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(815,581)	$(661,102)	$(1,106,437)	$(912,091)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2013 through September 30, 2014

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balances at December 31, 2013	998,985,151	$9,990	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)

Shares issued for stock compensation that was previously accrued	550,000	6	10,220	-	-	-	10,226

Shares issued for stock compensation	200,000	2	3,198	-	-	-	3,200

Other comprehensive income translation adjustment	-	-	-	-	175,556	50	175,606

Net income (loss)	-	-	-	(1,281,993)	-	30,439	(1,251,554)

Balances at September 30, 2014	999,735,151	$9,998	$19,433,931	$(46,973,714)	$57,008	$1,111,371	$(26,361,406)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(1,251,554)	$(1,076,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,163	40,403
Amortization of debt discounts	-	16,646
Common shares issued for stock compensation	3,200	-
Forbearance fees paid with common stock	-	47,000
Impairment of software development costs	579,204	-
Loss on derivatives	(194,381)	82,905
Changes in operating assets and liabilities:
Accounts receivable	415,316	228,846
Prepaid expenses and other assets	(19,986)	8,533
Accounts payable and accrued liabilities	755,446	1,175,970
Deferred revenue	(346,110)	(790,899)
Net cash used in operating activities	(24,702)	(267,224)

Cash flow from investing activities:
Software development	(298,523)	(95,978)
Purchase of property and equipment	(6,804)	(6,573)
Net cash used in investing activities	(305,327)	(102,551)

Cash flows from financing activities:
Borrowings on notes payable	331,282	2,059,150
Payments of notes payable	(361,345)	(1,470,192)
Borrowings on related party debt	25,500	-
Payments on related party debt	(20,992)	(381,583)
Bank overdraft	33,478	10,871
Net cash provided by financing activities	7,923	218,246

Effect of changes in exchange rates on cash	175,316	65,933

Net change in cash and cash equivalents	(146,790)	(85,596)
Cash and cash equivalents, beginning of period	162,709	111,851
Cash and cash equivalents, end of period	$15,919	$26,255

Supplemental disclosures of cash flow information:
Cash paid for interest	$205,463	$223,624

Non-cash investing and financing activities:
Adjustment to debt principal due to reapplication of payments	$-	$4,061
Common shares issued for accrued stock compensation	10,226	10,226
Common shares cancelled	-	25
Common shares issued with debt	-	19,700
Loan commitment fees accrued	-	5,000

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

For the nine months ended September 30, 2014 and 2013, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the nine months ended September 30, 2014, the Company capitalized an aggregate of $298,523 related to software development and the Company recorded impairment of $579,204 on previously capitalized software development costs.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2014 and 2013 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2014, we had negative working capital of approximately $15.8 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the nine months ended September 30, 2014:

December 31, 2013	$4,542,512
Repayments of third party notes	(361,345)
Borrowings from third parties	331,282
Currency translation	(76)
September 30, 2014	$4,512,373

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

Pursuant to the Loan Agreement, as amended, the Company also agreed to make certain principal payments toward the Lakeshore Note of (a) $90,000 by February 15, 2013, which was secured by 15% interest in the Company’s ownership of Priority Time and this payment was timely made to Lakeshore and (b) $600,000 by March 15, 2013, which was secured by 25% of the Company’s ownership interest in NOW Solutions and this payment was not made to Lakeshore. As of September 30, 2013, the common shares of NOW Solutions representing a 25% ownership interest in NOW Solutions were in Lakeshore’s possession, but Lakeshore had not taken action to transfer the shares in Lakeshore’s name due to forbearance agreements that have been entered into between March and August 2013. In connection with these forbearance agreements, the Company increased the 5% interest in Net Claim Proceeds to an 8% interest, paid a $100,000 transaction fee and made other payments including the issuance of 1,000,000 common shares valued at $47,000 and $5,000 weekly payments whereby such $5,000 payments are to be applied toward a bonus of 25% of NOW Solutions’ profits for the period that runs from March 15, 2013 through September 30, 2013. The aggregate forbearance fees paid to Lakeshore for the year ended December 31, 2013 were $327,867. The last forbearance agreement expired on September 30, 2013 and on October 1, 2013, Lakeshore became a 25% minority owner of NOW Solutions.  While there was an October 1, 2013 amendment to the Loan Agreement that the Company believed was in effect, whereby shares of common stock representing a 25% ownership interest of NOW Solutions (the “NOW shares”) in Lakeshore’s possession were to be returned to the Company, certain terms of the amendment were not fulfilled, resulting in the Company recognizing Lakeshore as the owner of the NOW Shares.  The Company is currently in discussions with Lakeshore to work out terms under which the Company can buy back the NOW Shares. On October 10, 2014, the Company and NOW Solutions received a notice of default from Lakeshore concerning the Lakeshore Note.

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

In August 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $50,000. Pursuant to the loan agreement, Vertical agreed to pay a commitment fee of $2,000 and issued a promissory note in the principal amount of $50,000 bearing interest at 18% per annum and due November 9, 2014.  The note and commitment fee have not been paid.

In September 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $20,000. Pursuant to the loan agreement, Vertical issued a promissory note in the principal amount of $20,000, bearing interest at 11% per annum and due on demand.

During the nine months ended September 30, 2014 and 2013, the Company made interest payments of $184,313 and $223,624 on third party debt, respectively.

Please see “Subsequent Events” in Note 9, for details on events after the period covered by this Report.

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

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At September 30, 2014 and December 31, 2013, the aggregate fair value of the derivative liabilities was $68,959 and $263,340.

The aggregate change in the fair value of derivative liabilities resulted in a gain of $194,381 and a loss of $82,905 for the nine months ended September 30, 2014 and 2013, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at September 30, 2014 and December 31, 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$68,959	$-	$-

As of December 31, 2013:
Liabilities
Stock derivative – 4,309,983 shares	$263,340	$-	$-

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

Note 5. Common and Preferred Stock Transactions

During the nine months ended September 30, 2014, 550,000 common shares granted to employees of the Company and a consultant of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vested.

During the nine months ended September 30, 2014, the Company granted 200,000 common shares to an employee of the Company. The shares vested immediately upon grant and the fair value of the shares was determined to be $3,200. The fair value was expensed in full during the nine months ended September 30, 2014.

As of September 30, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding shares of preferred stock which are convertible into the shares of common stock indicated below and a contractual commitment to issue the shares of common stock indicated below:

999,735,151	Common Stock Granted and Outstanding
4,309,983	Common Shares Company Is Obligated to Reimburse to officers of the Company for pledged shares sold and transferred on the Company’s behalf
24,250,000	Common Shares convertible from Preferred Series A Stock (48,500 shares outstanding)
27,274	Common Shares convertible from Preferred Series B Stock (7,200 shares outstanding)
5,000,000	Common Shares convertible from Preferred Series C Stock (50,000 shares outstanding)
94,700	Common Shares convertible from Preferred Series D Stock (25,000 shares outstanding)
1,033,417,108	Total Common Shares Outstanding and Accounted For/Reserved

In addition, the Company has $30,000 in an outstanding convertible debenture that had been issued to a third party.

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 34,000,000 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (which does not include the shares that would be converted from the $30,000 outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6. Stock Options, Warrants and Restricted Stock Awards

Stock Options and Warrants

There are currently no outstanding common stock options or warrants.

Restricted Stock

A summary of the activity of the restricted stock for the nine months ended September 30, 2014 is shown below.

	Shares	Weighted Average Grant- Date Fair Value
Non Vested Balance at December 31, 2013	550,000	$0.0186
Granted	200,000	0.0160
Vested	(750,000)	0.0179
Forfeited/Cancelled	-	-
Non Vested Balance at September 30, 2014	-	$-

As of September 30, 2014, there were no unrecognized compensation costs related to stock awards.

Note 7. Related Party Transactions

The following table reflects our related party debt activity for the nine months ended September 30, 2014:

December 31, 2013	$344,158
Borrowings from related party notes	25,500
Repayments of related party notes	(20,992)
September 30, 2014	$348,666

During the nine months ended September 30, 2014, the Company borrowed $25,500 from an employee of the Company. The note is unsecured, bears interest at 11% per annum and is due on demand.

As of September 30, 2014 and December 31, 2013, the Company had accounts payable to two employees in an aggregate amount of $23,594. The payables are unsecured bearing and due on demand.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of November 18, 2014, all payments have been made and this matter has been resolved.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of November 18, 2014, all payments have been made and this matter has been resolved.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

On October 20, 2014, Michael T. Galvan and Michelle Bates (“Galvan & Bates”) filed a lawsuit in the Court of Chancery in the State of Delaware seeking to have the court compel the Company to hold a shareholder meeting for the purpose of electing all directors of the Company, designating the time and place of a meeting and other details reasonably necessary to hold such a meeting, attorney costs and fees (including reasonable attorney’s fees), and such other relief as the court deems proper. Galvan and Bates are stockholders of the Company. This case is styled Michael T. Galvan and Michelle Bates v. Vertical Computer Systems, Inc., No. 10234.

Note 9. Subsequent Events

In October 2014, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $100,000. Pursuant to the loan agreement, Vertical agreed issued a promissory note in the principal amount of $100,000 bearing interest at 11% per annum and due on January 5, 2015. In connection with the loan, the company issued 100,000 shares of Series A Preferred Stock of its subsidiary, OptVision Research, Inc. to the lender.

On October 7, 2014, the United States Patent and Trademark sent a Notice of Allowance for a continuation patent, U.S. Patent 12/77,885 entitled “System and Method for Generating Websites in an Arbitrary Object Framework” to the Company, which is a continuation patent of U.S. Patent No. 7,716,629.

On October 10, 2014, the Company and NOW Solutions received a notice of default from Lakeshore concerning the Lakeshore Note. The Company is in discussions with Lakeshore to resolve the default. For additional details on the Lakeshore Note and security interests, please see “Notes Payable” in Note 3.

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

During the nine months ended September 30, 2014 and 2013, $298,523 and $95,978 of internal costs were capitalized, respectively, and the Company recorded impairment of $579,204 on previously capitalized software development costs during the nine months ended September 30, 2014.

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

Results of Operations

Three and Nine months ended September 30, 2014 Compared To Three and Nine months ended September 30, 2013

Total Revenues. We had total revenues of $1,073,323 and $1,238,878 for the three months ended September 30, 2014 and 2013, respectively. The decrease in total revenues was $165,555 for the three months ended September 30, 2014 representing a 13.4% decrease compared to the total revenues for the three months ended September 30, 2013. Substantially all of the revenues for the three months ended September 30, 2014 and 2013 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $24,410 or 2.3% of total revenues for the three months ended September 30, 2014 and $21,587 or 1.7% of total revenues for the three months ended September 30, 2013.

Revenues for the three months ended September 30, 2014 and 2013 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. There were no new licensing sales of our emPath® product during the third quarter of 2014 or 2013. Software maintenance in the three months ended September 30, 2014 decreased by $196,062 or 18.3% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of maintenance agreements by customers and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended September 30, 2014 increased by $20,837 from the same period in the prior year, which represents a 28.9% increase. This increase was due to additional consulting services for version upgrades and enhancements to existing accounts during the third quarter of 2014. Cloud-based revenues were $92,437 for the three months ended September 30, 2014 compared to $83,418 for the same period in the prior year, representing a $9,019 increase or 10.8%. The increase is primarily related to a customer rate adjustment and a customer user base adjustment during 2014. Other revenue in the three months ended September 30, 2014 increased by $471 or 3.5% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $6,119,592 and $4,037,318 in the nine months ended September 30, 2014 and 2013, respectively. The increase in total revenues was $2,082,274 for the nine months ended September 30, 2014 representing a 51.6% increase compared to the total revenues for the nine months ended September 30, 2013. Revenue for NOW Solutions was $3,405,751 or 55.7% and revenue for VCSY was $2,600,000 or 42.5% of total revenues for the nine months ended September 30, 2014. Substantially all of the revenues for the nine months ended September 30, 2013 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $113,841 or 1.9% of total revenues for the nine months ended September 30, 2014 and $89,274 or 2.2% of total revenues for the nine months ended September 30, 2013.

Revenues for the nine months ended September 30, 2014 and 2013 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses increased by $2,527,640 compared to that for the nine months ended September 30, 2013 due to new licensing sales of SiteFlash product during 2014. Software maintenance in the nine months ended September 30, 2014 decreased by $414,195 or 12.6% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to non-renewal of maintenance agreements by customers and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the nine months ended September 30, 2014, decreased by $9,099 from the same period in the prior year, which represents a 2.9% decrease. This decrease was primarily due to effects of unfavorable currency rate changes on our Canadian consulting revenue during the nine months ended September 30, 2014. Cloud-based revenues were $299,047 for the nine months ended September 30, 2014 compared to $305,229 for the same period in the prior year, representing a $6,182 decrease or 2.0%. The decrease is primarily related to effects of unfavorable currency rate changes on our Canadian revenue. Other revenue in the nine months ended September 30, 2014 decreased by $15,890 or 25.5% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $406,235 for the three months ended September 30, 2014, compared to $585,905 for the three months ended September 30, 2013. The decrease in cost of revenues of $179,670 represents a 30.7% decrease. The decrease in direct cost of revenues was primarily due to decreased royalties on third party software licensing, decreased third party hosting fees and decreased payroll costs.

For the nine months ended September 30, 2014, direct costs of revenues were $1,603,718 compared to $1,883,179 for the same period in 2013 resulting in a decrease of $279,461 or 14.8%. The decrease in direct cost of revenues was primarily due to decreased third party hosting fees and decreased payroll costs somewhat offset by increased commissions.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,095,077 and $902,021 in the three months ended September 30, 2014 and 2013, respectively. The increase of $193,056 is 21.4% more than the same period in 2013. We had increased legal expenses to prosecute patent infringement on the Company’s intellectual property and increased penalties related to delinquent tax payments, somewhat offset by lower payroll and consulting costs.

For the nine months ended September 30, 2014 we had $4,423,627 compared to $2,454,731 for the nine months ended September 30, 2013. The increase of $1,968,896 was 80.2% higher than the same period in 2013. We had increased legal expenses to prosecute patent infringement on the Company’s intellectual property and increased penalties related to delinquent tax payments, somewhat offset by lower payroll costs.

Impairment of Software Costs. During the three and nine months ended September 30, 2014, $193,293 and $579,204, respectively of capitalized software development costs were considered impaired.

Gain (Loss) on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. The gain on derivative liabilities was $88,786 for the three months ended September 30, 2014 compared to a loss of $76,355 for the same period in 2013. The gain on derivative liabilities was $194,381 for the nine months ended September 30, 2014 compared to a loss of $82,905 for the nine months ended September 30, 2013. The gain for the three months ended and nine months ended September 30, 2014 are related to revaluation of the liability at a lower stock price.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended September 30, 2014 were $94,568 compared to $109,500 for the three months ended September 30, 2013. The fees are related to our senior secured debt for NOW Solutions. Forbearance fees for the nine months ended September 30, 2014 were $256,170 compared to $129,825 for the nine months ended September 30, 2013. The fees are primarily related to our senior secured debt for NOW Solutions.

Interest Expense. We had interest expense of $222,230 and $217,186 for the three months ended September 30, 2014 and 2013, respectively. Interest expense increased by $5,044 representing an increase of 2.3% compared to the same expense in the three months ended September 30, 2013. The increase was primarily due to increased borrowings in 2013 and higher interest rates on debts in default.

For the nine months ended September 30, 2014, we had interest expense of $668,662 compared to $522,949 for the same period in 2013, representing a $145,713 or 27.9% increase for the period. The increase was primarily due to increased borrowings in 2013 and higher interest rates on debts in default.

Net Income (loss). We had a net loss of $860,091 and $665,183 for the three months ended September 30, 2014 and 2013, respectively. The net loss for the three months ended September 30, 2014 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $632,080. This loss was increased by impairment of software development costs, forbearance fees and interest expense which was somewhat offset by a gain on derivative liability.

We had a net loss of $1,251,554 and $1,076,628 for the nine months ended September 20, 2014 and 2013, respectively. The net loss was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $521,120. This income was reduced by impairment of software development costs, forbearance fees and interest expense, which was somewhat offset by a gain on derivative liability.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended September 30, 2014 and 2013 and $441,000 for both the nine months ended September 30, 2014 and 2013.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $985,471 and $761,196 for the three months ended September 30, 2014 and 2013, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,722,993 and $1,419,024 for the nine months ended September 30, 2014 and 2013, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

At September 30, 2014, we had non-restricted cash-on-hand of $15,919 compared to $162,709 at December 31, 2013.

Net cash used in operating activities for the nine months ended September 30, 2014 was $24,702 compared to net cash used in operating activities of $267,224 for the nine months ended September 30, 2013.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $346,110 or 14.9% from the balance at December 31, 2013. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $562,831 (net of allowance for bad debts) at December 31, 2013 to $147,515 (net of allowance for bad debts) at September 30, 2014. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $9,763,921 at December 31, 2013 to $10,509,141 at September 30, 2014. The increase is primarily related to accrued payroll tax and penalties and accrued interest. The resulting balance at September 30, 2014 is 71 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2014 and September 30, 2013 of $305,327 and $102,551, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2014, we paid $382,337 of principal on notes payable and notes payable to related parties and had $356,782 of new debt funding in the same period. For the nine months ended September 30, 2013, we paid $1,851,775 of principal on notes payable and notes payable to related parties and had $2,059,150 of new debt funding in the same period.

The total change in cash for the nine months ended September 30, 2014 was a decrease of $146,790.

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

	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2014	2014	2015	2016	2017	2018+

Notes payable	$4,831,039	$3,369,694	$121,077	$135,088	$150,721	$1,054,459
Convertible debenture	30,000	30,000	-	-	-	-

Operating lease	66,346	23,826	38,297	4,223	-	-
Total	$4,927,385	$3,423,520	$151,374	$139,311	$150,721	$1,054,459

Of the notes payable, the default status is as follows:

	September 30, 2014	December 31, 2013

In default	$3,195,595	$3,299,806
Not in default	1,665,444	1,586,864

Total Notes Payable	$4,861,039	$4,886,670

During October 2014, the company defaulted one of its outstanding notes payable with a principal balance of $1,495,444 and $1,586,864 as of September 30, 2014 and December 31, 2013, respectively.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $1,251,554 and $1,076,628 for the nine months ended September 30, 2014 and 2013, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2014, we had negative working capital of approximately $15.8 million (although this figure includes deferred revenue of approximately $2.0 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of November 18, 2014, all payments have been made and this matter has been resolved.

On October 11 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of November 18, 2014, all payments have been made and this matter has been resolved.

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, Mountain Reservoir Corporation (“MRC”), and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. The plaintiff seeks payment of the principal balance due under the note $275,000, default interest at the rate of 18% per annum, attorney’s fees and court costs, and punitive damages. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. We are currently seeking to resolve this matter with Mr. Weber. Mr. Wade is the President and CEO of Vertical and the President of MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade is the trustee of the W5 Family Trust.

On October 20, 2014, Michael T. Galvan and Michelle Bates (“Galvan & Bates”) filed a lawsuit in the Court of Chancery in the State of Delaware seeking to have the court compel the Company to hold a shareholder meeting for the purpose of electing all directors of the Company, designating the time and place of a meeting and other details reasonably necessary to hold such a meeting, attorney costs and fees (including reasonable attorney’s fees), and such other relief as the court deems proper. Galvan and Bates are stockholders of the Company. This case is styled Michael T. Galvan and Michelle Bates v. Vertical Computer Systems, Inc., No. 10234.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2013, as filed on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, 750,000 common shares granted to employees of the Company and a consultant of the Company, valued at $13,426 vested.

Item 3. Defaults Upon Senior Securities

On October 10, 2014, the Company and NOW Solutions received a notice of default from Lakeshore concerning the Lakeshore Note. The Company is in discussions with Lakeshore to resolve the default. The Lakeshore Note is secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. and the Company’s SiteFlash technology and cross-collateralized. For additional details on the Lakeshore Note and security interests, please see “Notes Payable” in Note 3 of Part I of this Report.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2014	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2014	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

November 18, 2014	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

