Form 10-K
period 2014-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2015-04-15
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐      No☒

Issuer’s revenues for fiscal year ended December 31, 2014: $7,435,502

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $33,066,805.

As of April 15, 2015, the issuer had 1,003,545,134 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

We are in the process of developing and preparing to launch applications and products utilizing our Emily™ mobile platform (please refer to the “Internet Core Technologies” section for more details) as well as other related technology in the mobile market.

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

In 2010, we completed the workflow engine for emPath® and continued improvements for its cloud computing model. We also implemented our new strategy of developing certain HR/payroll related modules that can be sold separately from emPath® or bundled with emPath® as a comprehensive solution. These new features, when coupled with experience gained with the product by the Brazil-based development staff (over the past eight years), have substantially facilitated faster product development. In addition, we have significantly improved the scalability of emPath® to meet the needs of small businesses as well as very large enterprise clients.

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

Our time and attendance software, PTS™, was designed with the flexibility to meet the needs of a simple small business requirements as well as the most complex union-intensive clients through a rule-based time policy system coupled with a dashboardlet™ feature for presentations of information supporting numerous databases including Oracle, DB2 and SQL. For a description of this feature, please see the section entitled “Internet Core Technologies” below.

PTS™ will be marketed as a stand-alone best-of-breed solution through Priority Time Systems, Inc. (“Priority Time”) as well as an integrated module within emPath®, which we are marketing to emPath®’s existing customer base. Our initial marketing efforts are focused on the United States and Canadian markets.

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

SnAPPnet™, a physician credentialing application, is currently offered as a cloud-based solution. We are in the process of developing a registered nurse module of SnAPPnet™. In addition, we are adding some key new features to the software application as well as doing a design review to meet other potential markets for credentialing and markets in need of automated fillable forms. We are marketing SnAPPnet™ directly to hospitals and plan to offer it through VHS to physicians in the United States and to NOW Solutions’ existing customer base.

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

SiteFlash™ can be offered as a stand-alone product and also as a technology platform for products targeted at specific vertical markets. The SiteFlash™ technology focuses on content management, e-commerce, and workflow and has led to the development of three additional software application products: ResponseFlash™, NewsFlash™ and AffiliateFlash™. In addition to a cloud-based offering, we are in the process of using SiteFlash™ as an internal component, along with some other company technology, in a new application which will be called the Physicians Bridge, and be marketed through VHS.

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

The fourth Internet core technology is a web server software that was licensed to the Company. This technology was acquired with the intent to modify it and use it, along with the Emily™ technology and new patent pending technology, as a basis to create a new product called the Emily™ Mobile Platform (“Emily™ Mobile Platform”). We plan to launch a personal private mobile communications channel, known as Ploinks™, utilizing the Emily™ Mobile Platform through our subsidiary, Ploinks, Inc. in 2015.

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

Intellectual Property Assets

Our SiteFlash technology is a System and Method for Generating Web sites in an Arbitrary Object Framework. This unique ability is patented under U.S. Patent No. 6,826,744 and continuation patent U.S. Patent No. 7,716,629 as well as a continuation patent (U.S. Patent No. 8,949,780) of U.S. Patent No. 7,716,629.

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

Finally, we have our tiny web server and other mobile technologies, which are patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Software development units	Emily™	Vertical	VHS(a)
Content Management Framework	SiteFlash™	Vertical	Unifocus(c)
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (d)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a) , NOW Solutions (d)
Emily™ Mobile Platform	Ploinks™	Vertical	Ploinks, Inc.(e)

(a)	Physician market (including medical clinics but not including hospitals)
(b)	Government market
(c)	Hospitality market (including hotels, fast food chains, theme parks, restaurant chains, but not including casinos)
(d)	Clients of NOW Solutions
(e)	Communications for individual consumers

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Ploinks, Inc., Taladin, VHS, Priority Time Systems, SnAPPnet, Inc., GIS, Vertical do Brasil, and other subsidiaries with minimal or no activity and other limited interests. Each of these divisions is discussed below.

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

For the 12 months ended December 31, 2014, NOW Solutions had approximately $658,542 of total assets, revenues of approximately $4,484,923 and net income of approximately $628,621.

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

For the 12 months ended December 31, 2014, Taladin had no material assets, no revenues and a net loss of approximately $99.

Ploinks, Inc.

Ploinks, Inc., a Texas corporation (formerly OptVision Research, Inc.), is a wholly-owned subsidiary of the Company.

Vertical has licensed its Emily Mobile Platform to Ploinks, Inc., for use by consumers as a personal private communication channel.

For the 12 months ended December 31, 2014, Ploinks, Inc. had no material assets, no revenues and a net loss of approximately $292.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. VHS will market a new platform called the “Physicians Bridge”, which will be the basis for marketing applications to physicians utilizing other Vertical technologies and products which were licensed for the physician market by Vertical to VHS in 2010.   Vertical will license its Emily Mobile Platform to VHS to be utilized as a communication channel between physicians as well as a communication channel between physicians and patients.

For the 12 months ended December 31, 2014, VHS had no material assets, no material revenues, and a net loss of approximately $163,387.

Priority Time Systems, Inc.

Priority Time, a Nevada corporation, is an 80% owned subsidiary of the Company. On June 15, 2009, we purchased 90% of the common stock of Priority Time from a shareholder of Priority Time. In addition, we entered into a shareholder agreement with the selling shareholder of Priority Time whereby we have the option to purchase the remaining 10% of the common shares of Priority Time stock at any time after 3 years from the date of our purchase of our 90% interest. The shareholder agreement also provides for the licensing terms of Priority Time products to our other subsidiaries.

Priority Time has been developing PTS™, a time and attendance product that we will offer both as a standalone product and as an integrated module within emPath®. In late spring 2010, we elected to stop development of PTS™ in its then-current form and switched to a new development platform. That new platform allowed us to create a cloud-based solution that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets (i.e. medical, government, casinos, and hospitality).

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

For the 12 months ended December 31, 2014, Priority Time had no material assets, no material revenues and a net loss of approximately $829,454.

SnAPPnet, Inc.

SnAPPnet, Inc., a Texas corporation, is an 80% owned subsidiary of the Company. On May 21, 2010, SnAPPnet, Inc. purchased substantially all the assets of Pelican Applications, LLC (“Pelican”) in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration. The assets acquired included a software application product known as SnAPPnet™ which is currently used for physician credentialing, as well as Pelican’s entire customer base. We intend to utilize the SnAPPnet™ software to expand its offering to physicians, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who may need a credentialing product for nurses.

In 2012, we added a new feature that was requested by two of our hospital clients. That feature is presently being beta tested. A redesign is planned to create the flexibility to meet the requirements of automated fillable forms for HR departments of NOW Solutions’ customers as well as traditional credentialing needs for physicians and nurses.

For the 12 months ended December 31, 2014, SnAPPnet, Inc. had assets of approximately $56,260, revenues of approximately $128,832 and a net loss of approximately $101,004.

Government Internet Systems, Inc.

GIS, a Nevada corporation is our 84.5% owned subsidiary. Vertical licensed ResponseFlash™ to GIS in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. We are in the process of reviewing the marketing objectives and products for GIS.

For the 12 months ended December 31, 2014, GIS had no assets, no material revenue and net loss of approximately $10,766.

Vertical do Brasil

Our 100% owned subsidiary, Vertical do Brasil, a Brasilian company, houses a software development team that performs services on behalf of the Company and its subsidiaries.

For the 12 months ended December 31, 2014, Vertical do Brasil had assets of approximately $3,614, no revenues and net loss of approximately $99,250.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2014, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2014, EnFacet had no material assets, no material revenue and no expenses.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2014, Globalfare had no assets, no material revenue and no expenses.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2014, Pointmail had no assets, no revenues and no expenses.

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

Ploinks, Inc. competes with Facebook, Twitter, Snapchat, Viber, Tango, WhatsApp and other social media services.

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

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single database (where competing products may use two or more), and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	Our new development platform, including the dashboardlet™ feature; will provide a consistent business intelligence tool across our products’ line.

6.	We can cross-promote applications between companies.

7.	emPath® supports a global platform with one database for both payroll and HR and an international clients’ base beyond the U.S. and Canada.

8.	Our new Emily™ Mobile Platform, coupled with our specialized Emily™ scripting language, offers a structure for the development of applications geared towards the mobile market.

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

The key components of our strategy are to:

1.	Leverage our strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	Develop a portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Build a network of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	Maximize the unique features of our new software development platform to launch our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of product specifications for their own vertical markets.

5.	Build and integrate new commercially viable products utilizing our patented technology and other administration software.

6.	Expand the reach of emPath® internationally beyond the U.S. and Canada utilizing non-competitive local distributors in foreign countries.

7.	Combine the Company’s mobile strategy with other traditional services providing comprehensive and cost-effective solutions.

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

Our new mobile strategy is intended to make us a dominant player in the mobile space for the private communication sector that also serves as a complement to the social media market, as well as providing solutions in the healthcare and corporate markets. The goal is to become a provider with an all-in-one solution incorporating technology between a mobile device and different data storage units.

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

The USPTO granted us a patent (No. 6,826,744) for an invention for “System and Method for Generating Web Sites in an Arbitrary Object Framework” on November 30, 2004. On May 11, 2010, we were granted a continuation patent (U.S. Patent No. 7,716,629) of U.S. Patent No. 6,826,744 by the USPTO.  All pending new claims were granted in the continuation patent for U.S. Patent No. 7,716,629, which has increased the scope of the original patent by adding 32 new claims to the original 53 claims.  On February 3, 2015, we were granted a continuation patent (U.S. Patent No. 8,949,780) of U.S. Patent No. 7,716,629. All pending new claims were granted in the continuation patent for U.S. Patent No. 8,949,780, which has increased the scope of the continuation patent and the original patent by adding 24 new claims.

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

In 2013, we filed six patent applications (including provisional patent applications).

In 2014, we filed two provisional patent applications.

As of the date of this Report, we have filed three patent applications in 2015.

The Company acquired rights for U.S. Patent No. 8,903,371 (cellular telephone system and method), which was issued on December 2, 2014 under an assignment from Luiz Valdetaro, a co-inventor who is also an employee and the Chief Technology Officer of the Company.

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

Employees

As of April 15, 2015, we had 21 full-time and 5 part-time employees (19 are employed in the United States and 7 in Canada), and 3 full time consultants. We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss of $1,450,822 and $2,602,811 for the years ended December 31, 2014 and 2013, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2014 and 2013. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2014 and 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2014 was $26.5 million. Additionally, at December 31, 2014, we had negative working capital of approximately $17.3 million (although it includes deferred revenue of approximately $2.3 million) and have defaulted on all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2014 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $17.3 million at December 31, 2014, which means that our current liabilities exceeded our current assets by approximately $17.3 million (although it includes deferred revenue of approximately $2.3 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2014 were not sufficient to satisfy all of our current liabilities on that date.

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

Item 2. Properties

The Company and NOW Solutions’ headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprise approximately 4,000 square feet. NOW Solutions has other offices at 6205 Airport Road, Building B, Suite 214, Mississauga, Ontario, Canada, which comprises 793 square feet, and Avenida N. Sra. De Copacabana, 895, Suite 901, Copacabana, Rio de Janeiro, Brazil, which comprises 1,200 square feet. All of these locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them. Our other subsidiaries may be reached through our Richardson, Texas headquarters.

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

On July 8, 2011, we were served with a lawsuit in the Texas State District Court in Dallas, Texas by Clark Consulting Services, Inc. (“CCS”) for breach of contract and other claims.  CCS was seeking damages from us in excess of $133,750 plus attorney’s fees and interest.  On August 8, 2011, we filed an answer denying CCS’s claims and setting forth affirmative defenses.  In December 2011, the Company and CCS entered into a settlement agreement whereby the lawsuit was dismissed. Pursuant to the terms of the settlement agreement, the Company agreed to pay CCS $134,000, which was to be paid in installment payments. Due to the Company’s failure to make timely payments, an additional $60,000 was added to the outstanding balance. On October 26, 2012, we entered into an agreement under which we agreed to make monthly payments of $5,000 and pay the outstanding balance plus attorney’s fees and costs by February 1, 2013. As of December 31, 2012, the settlement amount of $149,000 has been included in accounts payable and accrued liabilities. During 2013, the parties entered into several agreements to extend the date by which the Company has to pay off the balance of the settlement amount whereby. Under these agreements, the Company agreed to make monthly payments of $10,000 (of which $2,500 of each payment would be applied as late fees) beginning in February 2013 through November 2013 until the outstanding balance has been paid. As of November 17, 2014, all payments have been made and this matter has been resolved.

On October 11, 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of December 31, 2014, all payments have been made and this matter has been resolved.

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

On October 20, 2014, Michael T. Galvan and Michelle Bates (“Galvan & Bates”) filed a lawsuit in the Court of Chancery in the State of Delaware seeking to have the court compel the Company to hold a shareholder meeting for the purpose of electing all directors of the Company, designating the time and place of a meeting and other details reasonably necessary to hold such a meeting, attorney costs and fees (including reasonable attorney’s fees), and such other relief as the court deems proper. Galvan and Bates are stockholders of the Company. This case is styled Michael T. Galvan and Michelle Bates v. Vertical Computer Systems, Inc., No. 10234. The Company held an annual meeting of shareholders on February 25, 2015. This matter is resolved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is traded on the OTC Markets and quoted on the OTCQB under the symbol “VCSY.” The OTCQB may also be referred to as “OTCMKTS” or “Other OTC”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2014	$0.0198	$0.0095
Quarter Ended September 30, 2014	$0.0405	$0.0123
Quarter Ended June 30, 2014	$0.0750	$0.0250
Quarter Ended March 31, 2014	$0.0740	$0.0480

Quarter Ended December 31, 2013	$0.1000	$0.0538
Quarter Ended September 30, 2013	$0.0505	$0.0300
Quarter Ended June 30, 2013	$0.0320	$0.0160
Quarter Ended March 31, 2013	$0.0300	$0.0181

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 15, 2015, there were 1,846 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

We had no securities authorized for issuance under equity compensation plans (which include individual agreements) as of December 31, 2014.

We do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

We did not issue any warrants to purchase VCSY common stock in 2014.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2014 and 2013. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2014 or 2013, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

During the year ended December 31, 2014, 550,000 common shares granted to employees of the Company and a consultant of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vested.

During the year ended December 31, 2014, the Company granted 200,000 common shares to an employee of the Company. The shares vested immediately upon grant and the fair value of the shares was determined to be $3,200. The fair value was expensed in full during the year ended December 31, 2014.

In February 2015, the Company amended its certificate of incorporation in the state of Delaware to increase the authorized number of shares of common stock to 2,000,000,000 shares of common stock.

In March 2015, the Company issued a total 3,809,983 shares of our common stock to reimburse an officer of the Company and a company controlled by another officer of the Company in connection with indemnity and reimbursement agreements entered into with the Company. The Company was obligated to reimburse these 3,809,983 shares in connection with 1,309,983 shares sold under a stock pledge agreement with a third party lender, 500,000 shares and wrongfully converted by the same lender and 2,000,000 shares transferred to two other third party lenders on the Company’s behalf.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2014, the Company wrote off $771,251 of previously capitalized software costs related to its 70% owned subsidiary, Priority Time Systems. During the year ended December 31, 2014, $478,876 of internal costs were capitalized related to its Ploinks™ software application. During the year ended December 31, 2013, $163,367 of internal costs were capitalized.

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

Results of Operations

Year ended December 31, 2014 Compared To Year Ended December 31, 2013

Total Revenues. We had total revenues of $7,435,502 and $6,057,026 for the years ended December 31, 2014 and 2013, respectively. The increase in total revenue was $1,378,476 for the year ended December 31, 2014, representing a 22.8% increase compared to the total revenue for the year ended December 31, 2013. The increase in revenue was primarily due to a $2,600,000 software patent license issued in 2014 compared to $750,000 in 2013, partially offset by a $339,812 decrease in software maintenance and a $30,056 decrease in cloud-based offerings. Of the $7,435,502 and $6,057,026 total revenues for the years ended December 31, 2014 and 2013, respectively, $4,484,923 and $5,201,633 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses and licenses fees for patents and technology we own. The increase in license and software revenue from 2014 to 2013 was $1,777,640 which was due to increased sales of our PRHR software and licensing fees for patents and technology in 2014 to new or existing customers.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $339,812 or 7.9% from the year ended December 31, 2013 to the same period in 2014. The decrease was due to the loss of customer contracts and the effect of unfavorable currency exchange rates on our Canadian maintenance revenue.

Consulting revenue for the year ended December 31, 2014 decreased by $5,463 from the same period in the prior year, representing a 1.4% decrease. This decrease was due to the effect of unfavorable currency exchange rates on our Canadian consulting revenue.

Cloud-based revenue decreased $30,056 or 7.0% for the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily related to customer user base adjustments during 2014 and the effect of unfavorable currency exchange rates on our Canadian cloud-based revenue.

Other revenues, consisting primarily of reimbursable travel expenses, decreased by $23,833 or 26.9% for the year ended December 31, 2014 compared to the same period for 2013. The decrease was mainly attributable to lower reimbursable travel in 2014 due to decreased consultant travel.

Cost of Revenues. We had direct costs associated with the above revenues of $2,159,870 for the year ended December 31, 2014 compared to $2,445,628 for the same period of 2013, representing a decrease of $285,758 or 11.7%. These direct costs are primarily related to costs providing customer support, professional services, software upgrades and enhancements. The decrease in direct costs is primarily related to a decrease in payroll costs, consultant travel and rent for the year ended December 31, 2014 compared to the same period for 2013.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $5,035,088 and $3,398,244 for the years ended December 31, 2014 and 2013, respectively. The total selling, general and administrative expenses for the year ended December 31, 2014 increased by $1,636,844 compared to the selling, general and administrative expenses for the year ended December 31, 2013, representing a 48.2% increase. The increase was primarily due to an increase in legal expenses to prosecute patent infringement on the Company’s intellectual property, increased royalties related to licensing of our patented intellectual property and increased payroll and health insurance costs.

Bad Debt Expense. We had net bad debt expense of $42,492 for 2014 compared to bad debt expense of $51,955 in 2013. The 2014 and 2013 expense were related to a reserve for several customer accounts greater than 90 days past due.

Impairment of software costs. For the year ended December 31, 2014, $771,251 of capitalized software development costs were considered impaired.

Gain on Settlement of Liabilities. For the year ended December 31, 2013, there was a $334,100 gain on settlement of liabilities as a result of our review of trade payables, accrued liabilities and notes payable for those items in which the statute of limitations had been exceeded and no legal liability existed.

Operating Income (Loss). We had an operating loss of $618,077 for the year ended December 31, 2014 compared to operating income of $441,952 for the year ended December 31, 2013, a difference of $1,060,029. The difference between 2014 and 2013 is primarily a result of higher revenues and gross profit offset by higher selling, general and administrative expense, the 2014 impairment of software development costs and a 2013 gain on settlement of trade payables.

Gain/loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $211,621 for the year ended December 31, 2014 compared to a loss on derivative liability of $231,901 for the year ended December 31, 2013. The change of $443,522 was a result of a decrease in the Company’s stock price at December 31, 2014 compared to December 31, 2013.

Interest Expense. We had interest expense of $933,529 and $832,949 for the years ended December 31, 2014 and 2013, respectively. Interest expense increased for the year ended December 31, 2014 by $100,580, representing an increase of 12.1%, compared to interest expense for the year ended December 31, 2013. The increase was a result of interest on new borrowings, higher interest on loans in default and interest on accounts payable balances.

Interest Income. Interest income for the year ended December 31, 2014 was $19 compared to $24 for the year ended December 31, 2013.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the year ended December 31, 2014 were $197,156 compared to $327,867 for the same period in 2013. The decrease in forbearance relates to our senior secured debt for NOW Solutions.

Loss on Loan Remedy Resulting From Issuance of Noncontrolling Interest. Loss on loan remedy resulting from issuance of noncontrolling interest was $1,457,240 for the year ended December 31, 2013. The expense relates to issuance of 25% of NOW Solutions, Inc. stock to our senior secured lenders.

Net Loss. We had a net loss of $1,450,822 for the year ended December 31, 2014 compared to a net loss of $2,602,811 for the year ended December 31, 2013. The net loss for 2014 was primarily due to an operating loss of $618,077 increased by $197,156 of forbearance fees and $933,529 of interest expense, partially offset by a gain on derivative liabilities. The net loss for 2013 was primarily due to operating income of $441,952 reduced by loss on derivative liabilities of $231,901, forbearance fees of $327,867, loss on non-controlling interest of $1,457,240 and interest expense of $832,949.

Income Tax Provision. We had an income tax benefit of $86,300 for the year ended December 31, 2014. The benefit is related to income tax expense of $166,675 for NOW Solutions, a 75% owned subsidiary of the Company, foreign tax expense for NOW Solutions of $14,867 offset by the settlement of foreign taxes from previous years for NOW Solutions of $267,842. Income tax expense of $194,830 for the year ended December 31, 2013 was related to foreign taxes of NOW Solutions. For 2014, since the company owns less than 80% of NOW Solutions, VCSY’s tax loss carry-forwards cannot be utilized to offset NOW Solutions, Inc.’s taxable income. Income taxes in previous years were not accrued as VCSY owned 100% and was able to utilize its tax loss carry-forwards to offset NOW Solutions’ taxable income.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2014 and 2013, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2014 or 2013.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $2,070,836 and $3,081,614 for the years ended December 31, 2014 and 2013, respectively. Net loss applicable to common stockholders for the year ended December 31, 2014 decreased by $1,010,778 compared to December 31, 2013. The decrease in the net loss applicable to common stockholders was due to the combination of factors described above in “Net Loss.”

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2014 and 2013, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2014, we had non-restricted cash-on-hand of $117,866 compared to $162,709 at December 31, 2013.

Net cash used in operating activities for the year ended December 31, 2014 was $134,350 compared to net cash used in operating activities of $469,040 for the year ended December 31, 2013.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2014, our deferred maintenance revenue (a liability) increased slightly from $2,317,989 to $2,321,044.

Our accounts receivable decreased from $562,831 at December 31, 2013 to $560,879 at December 31, 2014 (net of allowance for bad debts). The decrease in receivables of $1,952 was due to faster year-end collections of NOW Solutions’ receivables.

Accounts payable and accrued liabilities increased from $9,787,515 at December 31, 2013 to $10,696,070 at December 31, 2014. The increase of $908,555 was primarily related to increases in accrued executive payroll, payroll taxes and penalties, and interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 19.0 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

.

Net cash used in investing activities for the year ended December 31, 2014 was $486,967 consisting of the purchase of equipment and software of $8,091 and the development of software products of $478,876.

Net cash provided by financing activities for the year ended December 31, 2014 was $43,267, consisting of borrowings on notes payable of $451,282 and borrowings on related party debt of $25,500. This was somewhat offset by repayments of notes payable of $418,294, payments of related party debt of $20,992 and a decrease in bank overdrafts of $5,771.

The total change in cash and cash equivalents for the year ended December 31, 2014 when compared to the year ended December 31, 2012 was a decrease of $44,843.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2014, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	12/31/14	2015	2016	2017	2018	2019+

Notes payable	$4,893,905	$4,893,905	$-	$-	$-	$-
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	42,520	38,297	4,223	-	-	-
Total	$4,966,425	$4,962,202	$4,223	$-	$-	$-

Of the above notes payable, the default status is as follows:

	2014	2013
In default	$4,758,405	$3,299,806
Not in default	165,500	1,586,864
Total Notes Payable	$4,923,905	$4,886,670

Going Concern Uncertainty

We had a net loss of $1,450,822 and $2,602,811 for the years ended December 31, 2014 and 2013, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $17.3 million at December 31, 2014. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2014 and 2013, which are attached to this Report.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2014:

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2014, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	71	President, Chief Executive Officer and Director	14 years
William K. Mills	56	Secretary and Director	14 years

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

Harold Frazier, Jr., Director of Mobile Software Development

Harold Frazier, Jr. serves as the Director of Mobile Software Development of Vertical Computer Systems, Inc. He graduated from the University of Michigan, Ann Arbor with a B.S. in Computer Science. Since 2004, Mr. Frazier has focused on creating enterprise mobile software solutions in the education, social media, security, automotive and medical industries.

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2014. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2014 and 2013 to our highest paid executive officers and employees, who were employed by us during 2013 and 2014. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for fiscal years ended December 31, 2013 and December 31, 2014 :

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Comp- ensation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2014	$300,000	(1)	-	-	-	-	-	-
President/ Chief	2013	$300,000		-	-	-	-	-	-
Executive Officer

Luiz Valdetaro (2)	2014	$200,000		-	-	-	-	-	-
Chief Technology Officer	2013	$200,000		-	-	-	-	-	-

Laurent Tetard (3)	2014	$178,540		-	-	-	-	-	-
Chief Operating Officer-SaaS	2013	$165,000		-	-	-	-	-	-

James Salz (4)	2014	$165,000		-	-	$3,200	-	-	-
Corporate Counsel	2013	$110,000		-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2014 or 2013.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, and 2014, the Company accrued unpaid salary for Mr. Wade of $63,500, $37,500, and $25,000 respectively.
(2)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, and 2014, the Company accrued unpaid salary for Mr. Valdetaro of $41,667, $66,667, and $41,667 respectively.
(3)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, and 2014., the Company accrued unpaid salary for Mr. Tetard of $20,625. Mr. Tetard was granted 600,000 unregistered shares of VCSY common stock (at a fair market value of $13,500 based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 600,000 shares had vested as of December 31, 2014. Mr. Tetard was also granted 15,000 shares of Series B Preferred Shares of VHS which vest over a two year period in equal installments (at a fair market value which is nominal).
(4)	Mr. Salz deferred $185,914 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, and 2014, the Company accrued unpaid salary for Mr. Salz of $27,498, $55,000, and $73,336, respectively. Pursuant to a restricted stock agreement with the Company in March 2012, Mr. Salz was granted 600,000 unregistered shares of VCSY common stock (at a fair market value of $10,200) based upon the total number of shares issued and the share price on the date of the issuance), vesting in equal installments over a two-year period, of which 600,000 shares had vested as of December 31, 2014. Mr. Salz was also granted 15,000 shares of Series B Preferred Shares of VHS which vest over a two year period in equal installments (at a fair market value which is nominal). Mr. Salz was granted 200,000 shares of unregistered shares of VCSY common stock (at a fair market value of $3,200 based upon the total number of shares issued and the share price on the date of the issuance) that have vested.

No options or warrants held by executive officers or directors were granted or exercised during the fiscal years ended December 31, 2014 and 2013.

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

In January 2012, we executed an employment agreement with Luiz Valdetaro to serve as Chief Technology Officer of the Company and its subsidiaries. The initial term of the agreement was 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Valdetaro receives an annual base salary of $200,000. In the event the employment agreement is terminated by Mr. Valdetaro’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Valdetaro would receive base compensation for no less than six months of the remainder of the employment term. Mr. Valdetaro may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason.

In February 2012, we executed an employment agreement with Laurent Tetard to serve as Chief Operating Officer-SaaS of the Company and its subsidiaries. The initial term of the agreement was 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Tetard receives an annual base salary of $165,000. In the event the employment agreement is terminated by Mr. Tetard’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Tetard would receive base compensation for no less than six months of the remainder of the employment term. Mr. Tetard may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason. In connection with the employment agreement, the Company issued Mr. Tetard 600,000 shares of its common stock at a fair market value of $13,500 and VHS issued 15,000 shares of Series B Preferred Stock of VHS at a fair market value which is nominal.

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

Outstanding Equity Awards

There were no outstanding equity awards of the named officers at the end of 2014

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End

Stock Option Plan. The Company has no formal stock option plan and has issued no stock options or warrants to any employees or to any other parties and do not have any stock options outstanding.

Stock Awards. The Company’s restricted stock agreements generally provide for the stock to vest over a 1 or 3 year period. In the event the employee is terminated without cause, a portion of the remaining unvested stock will vest on a pro-rata basis.

COMPENSATION OF DIRECTORS

We do not pay any compensation to our employee directors for their service on the Board. However, we do pay our non-employee directors as indicated below. The below table provides compensation for all non-employee directors in 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)

William Mills	42,000	-	-	-	-	-	42,000

Narrative Disclosure to Director Compensation Table

Non-employee directors are entitled to receive $3,500 per month in 2014 and 2013.

Reimbursement of Expenses

The Company reimburses travel expenses of members for their attendance at Board meetings.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has made an assessment of the Company’s compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on the Company. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, the Company has determined that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 15, 2015, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 1,003,545,134 shares of common stock outstanding as of April 15, 2015, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 15, 2015.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	78,350,190	(2)	7.81%
Common	William K. Mills	283,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	78,633,523		7.84%

*    Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 74,932,543 shares owned by MRC. MRC has pledged approximately 55,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,290,000. In addition, Mr. Wade and MRC have personally guaranteed the payment of a $275,000 Note issued in March 2012 whereby, Mr. Wade and MRC are obligated to sell common shares owned by Wade and/or MRC in the event payments are not made. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 33,333 shares of VCSY common stock owned by Parker, Shumaker & Mills, L.L.P. (“PSM”). William Mills is a Director of the Company and a partner of PSM.

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

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This note is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2014 became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

Also in October 2013, MRC transferred 1,000,000 unrestricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. MRC is a corporation controlled by the W5 Family Trust. Mr. Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

In August 2014, in connection with a $50,000 note payable issued to a third party lender by the Company, MRC amended a stock pledge agreement previously entered into with the lender under which MRC had pledged 16,976,296 common shares to secure payment of this note and another note issued to the lender.

During the year ended December 31, 2014, the Company borrowed $25,500 from an employee of the Company. The note is unsecured, bears interest at 11% per annum and is due on demand.

As of December 31, 2014 and 2013, the Company had accounts payable to two employees and one consultant in an aggregate amount of $36,333 and $23,594, respectively. The payables are unsecured, non-interest bearing and due on demand.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between MRC and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC. Of these shares, the Company was obligated to reimburse MRC with, 1,309,983 shares of common stock had been pledged by MRC and sold by a third party lender in 2009 in connection with a $96,946 promissory note, 500,000 shares of common stock had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock had been transferred to another third party lender in October 2013 on the Company’s behalf for a $100,000 loan made by the lender to the Company. MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $80,000 and $82,273 for the audit of our annual financial statements for 2014 and 2013, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2014 and 2013.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2014 and 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 15, 2011

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011

3.2	Certificate of Amendment of Certificate of Incorporation (changed name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on April 15, 2011

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K filed on April 15, 2011

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2015

3.5	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2015

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 15, 2011

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on April 15, 2011

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on April 15, 2011

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on April 15, 2011

4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on April 15, 2011

10.1	Form of Debenture	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on April 15, 2011

10.2	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on April 15, 2011

10.3	Secured Term Promissory Note in the principal amount of $359,559.90, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on April 15, 2011

10.4	Secured Term Promissory Note in the principal amount of $438,795.31, payable by the Company to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 15, 2011

10.5	Secured Term Promissory Note in the principal amount of $955,103.30, payable by NOW Solutions to Tara Financial Services, Inc.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on April 15, 2011

10.6	License Agreement between the Company and Microidea Software Development, LLC.	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on April 15, 2011

10.7	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2013

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on April 15, 2011

21.1	Subsidiaries of the Company	Provided herewith

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

April 15, 2015	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 15, 2015	By:	/s/ Richard Wade
Richard Wade, Director

April 15, 2015	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$117,866	$162,709
Accounts receivable, net of allowance for bad debts of $97,419 and $83,326	560,879	562,831
Prepaid expenses and other current assets	41,387	87,930
Total current assets	720,132	813,470

Property and equipment, net of accumulated depreciation of $1,026,654 and $1,028,102	28,089	22,596
Intangible assets, net of accumulated amortization of $302,016 and $259,835	657,978	992,996
Deposits and other assets	24,388	31,520

Total assets	$1,430,587	$1,860,582

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	10,659,737	9,763,921
Accounts payable to related parties	36,333	23,594
Bank overdraft	7,699	1,928
Deferred revenue	2,321,044	2,317,989
Derivative liabilities	51,719	263,340
Convertible debentures	30,000	30,000
Current portion-notes payable	4,545,239	3,006,561
Current portion-notes payable to related parties	348,666	344,158
Total current liabilities	18,000,437	15,751,491

Non-current portion – notes payable	-	1,505,951

Total liabilities	18,000,437	17,257,442

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	9,902,024
Stockholders’ Deficit
Common stock: $0.00001 par value, 1,000,000,000 shares authorized 999,735,151 and 998,985,151 shares issued and outstanding as of December 31, 2014 and 2013	9,998	9,990
Additional paid-in capital	19,925,061	19,420,513
Accumulated deficit	(47,174,557)	(45,691,721)
Accumulated other comprehensive income – foreign currency translation	145,808	(118,548)
Total Vertical Computer Systems, Inc. stockholders’ deficit	(27,093,690)	(26,379,766)

Noncontrolling interest	621,816	1,080,882
Total stockholders’ deficit	(26,471,874)	(25,298,884)

Total liabilities and stockholders’ deficit	$1,430,587	$1,860,582

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013
Revenues:
Licensing and software	$2,600,360	$822,720
Software maintenance	3,971,097	4,310,909
Consulting services	425,932	431,395
Hosting and Software as a Service	373,335	403,391
Other	64,778	88,611
Total Revenues	7,435,502	6,057,026

Cost of Revenues	(2,159,870)	(2,445,628)

Gross Profit	5,275,632	3,611,398

Operating Expenses:
Selling, general and administrative expenses	5,035,088	3,398,244
Depreciation and amortization	44,878	53,347
Bad debt expense	42,492	51,955
Impairment of software costs	771,251	-
Gain on settlement of trade payables	-	(334,100)
Total operating expenses	5,893,709	3,169,446

Operating income (loss)	(618,077)	441,952

Other Income (Expense):
Gain (loss) on derivative liabilities	211,621	(231,901)
Forbearance fees	(197,156)	(327,867)
Loss on loan remedy resulting from issuance of noncontrolling interest	-	(1,457,240)
Interest income	19	24
Interest expense	(933,529)	(832,949)

Net loss before non-controlling interest and income taxes	(1,537,122)	(2,407,981)

Income tax (benefit) expense	(86,300)	194,830

Net loss before non-controlling interest	(1,450,822)	(2,602,811)

Net (income) loss attributable to noncontrolling interest	(32,014)	109,197
Net loss attributable to Vertical Computer Systems, Inc.	(1,482,836)	(2,493,614)

Dividend applicable to preferred stock	(588,000)	(588,000)

Net loss applicable to common stockholders	$(2,070,836)	$(3,081,614)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	999,471,727	997,957,617

Comprehensive loss:
Net loss	$(1,450,822)	$(2,602,811)
Translation adjustments	264,356	248,460
Comprehensive loss	(1,186,466)	(2,354,351)
Comprehensive (income) loss attributable to noncontrolling interest	(32,014)	109,197
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(1,218,480)	$(2,245,154)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2012	997,935,151	$9,979	$19,254,154	$(43,198,107)	$(367,008)	$(264,123)	$(24,565,105)

Shares issued for stock compensation that was previously accrued	2,050,000	21	55,205	-	-	-	55,226

Shares issued with debt	1,500,000	15	64,129	-	-	-	64,144

Shares issued as forbearance fees	1,000,000	10	46,990	-	-	-	47,000

Stock returned and cancelled	(3,500,000)	(35)	35	-	-	-	-

Loss on loan remedy resulting from issuance of non-controlling interest	-	-	-	-	-	1,457,240	1,457,240

Other comprehensive income
Translation adjustment	-	-	-	-	248,460	(3,038)	245,422

Net loss	-	-	-	(2,493,614)	-	(109,197)	(2,602,811)

Balances at December 31, 2013	998,985,151	$9,990	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)

Shares issued for stock compensation that was previously accrued	550,000	6	10,220	-	-	-	10,226

Shares issued for stock compensation	200,000	2	3,198	-	-	-	3,200

Issuance of subsidiary stock	-	-	491,130	-	-	(491,130)	-

Other comprehensive income
Translation adjustment	-	-	-	-	264,356	50	264,406

Net loss	-	-	-	(1,482,836)	-	32,014	(1,450,822)

Balances at December 31, 2014	999,735,151	$9,998	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,450,822)	$(2,602,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on loan remedy resulting from issuance of noncontrolling interest	-	1,457,240
Depreciation and amortization	44,878	53,347
Amortization of debt discounts	-	69,144
(Gain) loss on derivatives	(211,621)	231,901
Shares issued for stock compensation	3,200	-
Impairment of software costs	771,251	-
Forbearance fees paid with common stock	-	47,000
Bad debt expense	42,492	51,955
Gain on settlement of trade payables	-	(334,100)
Changes in operating assets and liabilities:
Accounts receivable	(43,763)	(201,199)
Prepaid expense and other assets	56,898	38,281
Accounts payable and accrued liabilities	906,043	993,333
Accounts payable to related parties	12,739	23,594
Deferred revenue	3,055	(296,725)
Net cash provided by (used in) operating activities	134,350	(469,040)

Cash flows from investing activities:
Software development	(478,876)	(163,367)
Purchase of equipment	(8,091)	(6,601)
Net cash used in investing activities	(486,967)	(169,968)

Cash flows from financing activities:
Payments on notes payable	(418,294)	(1,480,426)
Borrowings on notes payable	451,282	2,314,150
Payments on related party debt	(20,992)	(382,455)
Borrowings on related party debt	25,500	872
Bank overdraft	5,771	(7,697)
Net cash provided by financing activities	43,267	444,444

Effect of changes in exchange rates on cash	264,507	245,422

Net (decrease) increase in cash and cash equivalents	(44,843)	50,858
Cash and cash equivalents, beginning of period	162,709	111,851
Cash and cash equivalents, end of period	$117,866	$162,709

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$316,353	$266,612
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Common shares issued for stock compensation that was previously accrued	10,226	55,226
Issuance of subsidiary stock	491,130	-
Common shares issued with debt	-	64,144
Common shares cancelled	-	35
Adjustment to debt principal due to reapplication of payments	-	4,061
Loan commitment fees accrued	-	5,000

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), a 80% owned subsidiary of Vertical, currently maintain daily business operations, EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. (“PMI”) and Vertical Internet Solutions, Inc. (“VIS”), each of which is inactive and Vertical Healthcare Solutions, Inc. (“VHS”), Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), Taladin, Inc. (“Taladin”), and Vertical do Brasil, each of which has minor activities, are all wholly-owned subsidiaries of Vertical. Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, and Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, are entities with minor activities. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During 2014, the Company wrote off $771,251 of previously capitalized software costs related to its 70% owned subsidiary, Priority Time Systems.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2014 and 2013, there was no impairment of long-lived assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $97,419 and $83,326 as of December 31, 2014 and 2013, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2014 and 2013.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(2,070,836)	999,471,727	$(0.00)	$(3,081,614)	997,957,617	$(0.00)

Effect of dilutive securities:
Warrants & Restricted Stock	-	-	0.00	-	-	0.00

Diluted EPS	$(2,070,836)	999,471,727	$(0.00)	$(3,081,614)	997,957,617	$(0.00)

As of December 31, 2014 and 2013, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities totaling 33,681,957 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities. For additional information, please see Note 4 – Derivative Liabilities and Fair Value Measurements.

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

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2014 and 2013 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2014, the Company had negative working capital of approximately $17.3 million and defaulted on several of its debt obligations. The company also incurred net losses in 2014 and 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Related Party Transactions

In November 2009, the obligation to reimburse Mountain Reservoir Corporation (“MRC”) with 1,309,983 common shares of the Company stock became due pursuant to the Indemnity and Reimbursement Agreement between MRC and the Company. This reimbursement obligation was accounted for as a derivative liability (see Note 4). This obligation was made in connection with the sale of 1,500,000 shares of our common stock in 2008 pledged by MRC to secure a $96,946 promissory note issued to a third party lender. MRC is controlled by the W5 Family Trust, and Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust.

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

In August 2013, Luiz Valdetaro, on behalf of the Company, transferred 1,000,000 unrestricted shares of our common stock owned by Mr. Valdetaro to Lakeshore in exchange for an extension to having common shares of NOW Solutions returned, representing a 25% interest the Company was obligated to transfer to Lakeshore. The fair-market value of these shares was valued at $47,000 and expensed as forbearance fees. Also in August 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse Mr. Valdetaro with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to Lakeshore and the reimbursement of shares to Mr. Valdetaro. Mr. Valdetaro is the Chief Technology Officer of the Company. This reimbursement obligation was accounted for as a derivative liability (see Note 4).

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This debt is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2014 when it became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013 (See Note 4).

Also in October 2013, MRC transferred 1,000,000 restricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000 of which the relative fair value of $44,444 was recorded as a discount to the associated note. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. This reimbursement obligation was accounted for as a derivative liability (see Note 4).

In August 2014, in connection with a $50,000 note payable issued to a third party lender by the Company, MRC amended a stock pledge agreement previously entered into with the lender under which MRC had pledged 16,976,296 common shares to secure payment of this note and another note issued to the lender.

As of December 31, 2014 and 2013, the Company had accounts payable to two employees and one consultant in an aggregate amount of $36,333 and $23,594, respectively. The payables are unsecured, non-interest bearing and due on demand.

For additional transactions involving Related Party Transactions after December 31, 2014, please see “Subsequent Events” in Note 13.

Related Party Notes Payable

	December 31,
	2014	2013
Notes payable issued to related parties bearing interest at 10% to 15% per annum. Of these notes payable $ 348,666 and $344,158 were in default at December 31, 2014 and 2013, respectively.	$348,666	$344,158
Total notes payable to related parties	348,666	344,158

Current maturities	(348,666)	(344,158)

Long-term portion of notes payable to related parties	$-	$-

The following table reflects our related party debt activity for the years ended December 31, 2014 and 2013:

December 31, 2012	$724,790
Borrowings from related parties	872
Payments to related parties	(382,455)
Adjustment to debt principal due to reapplication of payments	951
December 31, 2013	344,158
Borrowings from related parties	25,500
Payments to related parties	(20,992)
December 31, 2014	$348,666

During the year ended December 31, 2014, the Company borrowed $25,500 from an Officer of the Company. The note is unsecured, bears interest at 11% per annum and is due on demand.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During 2008, one of our officers pledged 3,000,000 shares of common stock (through a company he controls) to secure the debt owed to a third party lender. In connection with the pledge of stock, we signed an agreement to replace these shares within one year. Subsequent to this agreement, 1,309,983 shares of this stock were sold to satisfy the debt owed to the lender.

In August 2013, an officer of the Company transferred 1,000,000 shares of common stock owned by him to our senior secured lenders in connection with an option and forbearance (see Note 8). In connection with the transfer of the stock, the Company signed an agreement to replace these shares. The initial fair value of these shares was determined to be $47,000 as of August 28, 2013.

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

In December 2013, a note payable secured by 1,000,000 shares of common stock pledged by an officer of the company (through a company he controls) to secure payment of a $50,000 loan by a third party lender to the Company became past due. In connection with the pledge of stock, we are obligated to replace these shares if the shares were transferred to the lender. This note is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2014. As the Company does not have sufficient authorized stock to issue these shares, they were recorded as derivative liabilities. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2014 and 2013, the aggregate fair value of the derivative liabilities was $51,719 and $263,340, respectively.

The aggregate change in the fair value of derivative liabilities was a gain of $211,621 for the year ended December 31, 2014. For the year ended December 31, 2013 there was a $231,901 loss related to the change in the fair value of derivative liabilities.

The valuation of our embedded derivatives is determined by using the VCSY stock price at December 31, 2014 and 2013. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2014 and December 31, 2013:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2014:
Liabilities
Stock derivatives – 4,309,983 shares	$51,719	$-	$-

As of December 31, 2013:
Liabilities
Stock derivative – 4,309,983 shares	$263,340	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

For additional transactions involving Derivative Liabilities and Fair Value Measurements after December 31, 2014, including the increase in authorized shares of common stock of the Company to 2,000,000,000 shares, please see “Subsequent Events” in Note 13.

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013

Equipment (3-5 year life)	$921,152	$917,281
Leasehold improvements (5 year life)	87,713	87,713
Furniture and fixtures (3-5 year life)	45,878	45,704

Total	1,054,743	1,050,698

Accumulated depreciation	(1,026,654)	(1,028,102)
	$28,089	$22,596

Depreciation expense for 2014 and 2013 was $2,598 and $11,067, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Capitalized software development	$633,672	$926,221
Acquired software (5 year life)	304,122	304,410
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000
Total	959,994	1,252,831
Accumulated amortization	(302,016)	(259,835)
	$657,978	$992,996

Amortization expense for 2014 and 2013 was $42,280 and $42,280, respectively.

During 2014, the Company wrote off $771,251 of previously capitalized software costs related to its 70% owned subsidiary, Priority Time Systems, and capitalized $478,876 of software development costs related to its Ploinks™ software application.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2014	2013

Accounts payable	$3,611,685	$2,237,352
Accrued payroll	2,344,177	2,241,147
Accrued payroll tax and penalties	671,149	1,222,323
Accrued interest	2,074,934	1,457,759
Accrued taxes	1,618,956	2,151,203
Accrued liabilities - other	338,836	454,137
	$10,659,737	$9,763,921

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

Note 8. Notes Payable and Convertible Debts

The following table reflects our third party debt activity, including our convertible debt, for the years ended December 31, 2014 and 2013:

December 31, 2012	$3,705,678
Repayments of third party notes	(1,480,426)
Borrowings from third parties	2,314,150
Debt discount due to shares issued with debt	(64,144)
Debt discount due to loan commitment fees accrued	(5,000)
Adjustment to debt principal due to reapplication of payments	3,110
Amortization of debt discount	69,144
December 31, 2013	4,542,512
Repayments of third party notes	(418,555)
Borrowings from third parties	451,282
December 31, 2014	$4,575,239

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

During the year ended December 31, 2014, in addition to the loans set forth above and the Lakeshore financing described below, the Company borrowed an aggregate of $451,282 from various third party lenders and issued several notes payable in the same amounts to lender. Two notes were issued in the aggregate amount of $231,282, had interest rates of 12% per annum, included commitment fees of $22,000 and other payments of 133,000 owed to the lender under previous contractual obligations with the lender, and all amounts outstanding were paid in 2014. One note, issued in the amount of $50,000, bearing interest at the rate of 18% per annum, included a commitment fee of $2,000, was due in November 2014 and is secured by stock pledged by MRC. The remaining notes were issued in the aggregate amount of $170,000, were unsecured, bear interest at 11% per annum, and were due on demand or past due and in default. In connection with the $170,000 in notes issued during the year, the Company agreed to issue 100,000 shares of Series A Preferred Stock of its subsidiary, Ploinks, to the lender.

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date. The Company has accrued $18,978 as of December 31, 2014 and 2013 related to this royalty.

Pursuant to the Loan Agreement, as amended, the Company also agreed to make certain principal payments toward the Lakeshore Note of (a) $90,000 by February 15, 2013, which was secured by 15% interest in the Company’s ownership of Priority Time and this payment was timely made to Lakeshore and (b) $600,000 by March 15, 2013, which was secured by 25% of the Company’s ownership interest in NOW Solutions and this payment was not made to Lakeshore. As of September 30, 2013, the common shares of NOW Solutions representing a 25% ownership interest in NOW Solutions were in Lakeshore’s possession, but Lakeshore had not taken action to transfer the shares in Lakeshore’s name due to forbearance agreements that have been entered into between March and August 2013. In connection with these forbearance agreements, the Company increased the 5% interest in Net Claim Proceeds to an 8% interest, paid a $100,000 transaction fee and made other payments including the issuance of 1,000,000 common shares valued at $47,000 and $5,000 weekly payments whereby such $5,000 payments are to be applied toward a bonus of 25% of NOW Solutions’ profits for the period that runs from March 15, 2013 through September 30, 2013. The aggregate forbearance fees paid to Lakeshore for the year ended December 31, 2014 and 2013 were $197,156 and $327,867, respectively. The last forbearance agreement expired on September 30, 2013 and on October 1, 2013, Lakeshore became a 25% minority owner of NOW Solutions.  While there was an October 1, 2013 amendment to the Loan Agreement that the Company believed was in effect, whereby shares of common stock representing a 25% ownership interest of NOW Solutions (the “NOW shares”) in Lakeshore’s possession were to be returned to the Company, certain terms of the amendment were not fulfilled, resulting in the Company recognizing Lakeshore as the owner of the NOW Shares.  The initial recognition of this noncontrolling interest in NOW Solutions resulted in a loss on loan remedy of $1,457,240 during the year ended December 31, 2013.

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and SaaS fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and pay $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Note and Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional noncontrolling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015). The Note is currently in default and the Company is in discussions with Lakeshore to cure the default and buy back Lakeshore’s ownership interests in our subsidiaries.

	December 31	December 31
	2014	2013

Third Party Notes Payable

Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $1,353,743 and $1,226,328 were in default or non-performing as of December 31, 2014 and 2013, respectively.	$1,353,743	$1,226,328

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum and are past due their original maturity dates or mature based on payment schedules between 2022 and 2024. These notes are secured by stock pledges by MRC totaling 53,976,296 common shares. Of these notes $1,278,460 and $1,228,460 were in default or non-performing at December 31, 2014 and 2013, respectively.	1,278,460	1,228,460

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum and mature between 2012 and 2022. These notes are secured by certain technology owned by the Company, supporting its Emily product. Of these notes $470,860 were in default or non-performing at December 31, 2014 and 2013.	470,860	470,860

Secured notes payable issued to third party lenders, bearing interest at 11% per annum in 2013, down from 18% in 2012, with maturity dates in 2018. The 2013 secured note is secured by all of the assets of NOW Solutions, Priority Time, and SnAPPnet, Inc. as well as the SiteFlash™ technology. The 2012 secured notes (which were paid in January 2013) were secured by all of the assets of NOW Solutions.	1,442,176	1,586,864
Total notes payable to third parties	4,545,239	4,512,512
Current maturities	(4,545,239)	(3,006,561)
Long-term portion of notes payable to third parties	$-	$1,505,951

The total amortization expenses recorded on the debt discounts during the year ended December 31, 2013 was $69,144.

Certain notes payable also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. Patent #6,826,744, U.S. Patent #7,716,629 and U.S. Patent #8,949,780.

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2015	$4,923,905
2016	-
2017	-
2018	-
2019+	-

Total notes payable	$4,923,905

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2014	December 31, 2013

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	$30,000	$30,000

Total convertible debentures	30,000	30,000
Current maturities	(30,000)	(30,000)
Long-term portion of convertible debentures	$-	$-

For additional transactions involving notes payable after December 31, 2014, please see “Subsequent Events” in Note 13.

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

The provision of income taxes consists of the following for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Current
Federal	166,675	-
State	-	-
Foreign	(252,975)	194,830
	(86,300)	194,830

During 2014, the company recorded an income tax provision of $166,675 related to income taxes for NOW Solutions, a 75% owned subsidiary of the Company. Income taxes in previous years were not accrued as VCSY was able to utilize tax loss carry-forwards to offset NOW Solutions’ taxable income. As the company owns less than 80% of NOW Solutions, the Company is not allowed to file a consolidated income tax return and NOW Solutions cannot utilize VCSY’s tax loss carry-forwards.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2014	December 31, 2013

Net operating loss carry-forward	$7,465,000	$8,434,000
Reserves	497,000	629,000
Accrued vacation	40,000	53,000
Deferred compensation	757,000	1,028,000
	8,759,000	10,144,000
Valuation allowance	(8,759,000)	(10,144,000)
	$-	$-

At December 31, 2014 and December 31, 2013, we had available net operating loss carry-forwards of approximately $22.0 million and $19.4 million. These net operating loss carry-forwards expire in varying amounts through 2033.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2014 and 2013:

	2014	2013

U.S. federal income tax expense at statutory rates	(522,621)	(818,714)
Permanent differences	65,441	63,615
Settlement of foreign income tax	(267,842)	-
Foreign income tax expense	14,867	194,830
Change in valuation allowance	754,737	755,098
	(86,300)	194,830

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.00001 per share, of which 999,735,151 and 998,985,151 were issued and outstanding at December 31, 2014 and 2013, respectively. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2014 and 2013. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2014 and December 31, 2013. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2014 and December 31, 2013. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however , of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2014 and December 31, 2013. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2014

Common Stock

During the year ended December 31, 2014, 550,000 common shares granted to employees of the Company and a consultant of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vested.

During the year ended December 31, 2014, the Company granted 200,000 common shares to an employee of the Company. The shares vested immediately upon grant and the fair value of the shares was determined to be $3,200. The fair value was expensed in full during the year ended December 31, 2014.

As of December 31, 2014, there were no outstanding, unvested stock compensation awards.

Preferred Stock

For the year ended December 31, 2014, total dividends applicable to Series A and Series C Preferred Stock was $588,000. The Company did not declare or pay any dividends in 2014. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $8,217,712 as of December 31, 2014.

2013

Common Stock

In July 2013, the Company issued 500,000 shares of VCSY common stock to a third party lender in connection with a $150,000 loan to the Company. The relative fair value of the shares of $19,700 was recorded as a debt discount that is being amortized to interest expense over the life of the loan.

In August 2013, Luiz Valdetaro, the Chief Technology Officer of the Company, transferred 1,000,000 shares of VCSY common stock owned by him to Lakeshore (valued at $47,000) in connection with an option for Lakeshore to return shares of common stock of NOW Solutions in Lakeshore’s possession representing a 25% ownership interest in NOW Solutions (see “Option for the Return of Common Shares of NOW Solutions and Forbearance Agreement” in Note 8). The Company has recognized this transaction as a 1,000,000 share cancellation by Luiz Valdetaro, and a 1,000,000 share issuance to Lakeshore, valued at $47,000 and expensed as forbearance fees. The transfer of the 1,000,000 shares is included as common stock returned and cancelled in the consolidated statement of stockholders’ deficit.

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

In October 2013, MRC pledged 1,000,000 shares of our common stock to secure a $50,000 loan made to the Company by a third party lender. The Company is obligated to replace these shares if these shares are transferred to the lender. This debt is currently in default and therefore these shares have been classified as a derivative liability as of December 31, 2014 when it became past due. The initial fair value of these shares was determined to be $72,000 as of December 9, 2013.

Also in October 2013, MRC transferred 1,000,000 restricted shares of our common stock owned by MRC to a third party lender in connection with a $100,000 loan to the Company. The fair-market value of these shares was valued at $85,000 of which the relative fair value of $44,444 was recorded as a discount to the associated note. The transfer of the 1,000,000 shares is included as common stock returned and cancelled in the consolidated statement of stockholders’ deficit. Also in October 2013, in connection with the transfer, the Company entered into an indemnity and reimbursement agreement to reimburse MRC with 1,000,000 shares of our common stock within one year and pay for all costs associated with the transfer of shares to the lender and the reimbursement of shares to MRC. This reimbursement obligation was accounted for as a derivative liability (see Note 4).

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

During the year ended December 31, 2013, in addition to the 1,500,000 share award described above, 550,000 common shares granted to employees and consultants of the Company vested. Stock compensation that was previously accrued totaling $10,226 was reclassified from accrued liabilities to stockholders’ equity associated with these shares vesting. As of December 31, 2013, there was $8,276 of compensation costs included in accrued liabilities that will be reclassified to stockholders’ equity upon the vesting of the shares.

During the year ended December 31, 2013, the Company cancelled 1,500,000 previously issued common shares of the Company that had been granted to a third party lender.

Preferred Stock

For the year ended December 31, 2013, the total dividends applicable to Series A and Series C Preferred Stock was $588,000. The Company did not declare or pay any dividends in 2013. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $7,629,712 as of December 31 2013.

Available Shares

As of December 31, 2014, we have determined that we currently have (i) the following shares of common stock issued, and (ii) outstanding instruments which are convertible into the shares of common stock indicated below in connection with stock options, warrants, and preferred shares previously issued by the Company or agreements with the Company:

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

Accordingly, given the fact that the Company currently has 1,000,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 33,417,108 shares if all of the financial instruments described in the table above were exercised or converted into shares of common stock (excluding the $30,000 from the outstanding debenture noted above).

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions involving Common and Preferred Stock after December 31, 2014, including the increase in authorized shares of common stock of the Company to 2,000,000,000 shares, please see “Subsequent Events” in Note 13.

Note 11. Gain on Settlement of Current Liabilities

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

Note 12. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from October 2010 through June 2016. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2015	38,297
2016	4,223
2017	-
2018	-
2019	-

Total	$42,520

Rental expense for the years ended December 31, 2014 and 2013 was $156,437 and $151,968, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2014 and 2013.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2014 and 2013, we had royalties of $16,105 and $53,971, respectively, on revenues from subsidiaries.

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

On October 11, 2012, Micro Focus (US), Inc. (“Micro Focus”) filed a lawsuit against NOW Solutions in the United States District Court for the southern division district of Maryland alleging breaches of its contractual obligations under an independent software agreement and copyright infringement. On January 28, 2013, NOW Solutions and Micro Focus entered into a settlement agreement whereby NOW Solutions agreed to pay Micro Focus $420,000, of which $70,000 in installment payments were made with the outstanding balance due on April 30, 2013. In connection with the settlement, the Company entered into a guaranty agreement with Micro Focus concerning NOW Solutions’ obligations under the promissory note. The Company did not make the $375,000 payment due to Micro Focus. On May 15, 2013, Vertical was served with a lawsuit in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning the guaranty by Vertical to Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On July 3, 2013, NOW Solutions was served with a lawsuit for a confessed judgment in the Circuit Court for Montgomery County, Maryland by Micro Focus concerning NOW Solutions’ failure to make payment of the outstanding balance due under the promissory note. On January 15, 2014, the Company and NOW Solutions consented to a judgment in the amount of $350,000, plus $36,000 in accrued interest and attorney’s fees in the amount of $80,000, plus accrued interest at the rate of 10% per annum until paid. As of November 18, 2014, all payments have been made and this matter has been resolved.

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

Note 13. Subsequent Events

In February 2015, the Company had an annual shareholder meeting. In connection with the meeting, the stockholders of the Company approved certain actions of the Company, including approval of the two directors and approval of an amendment to increase the authorized shares of common stock of the Company to 2,000,000,000 shares of common stock. Also in February 2015, the Company filed an amendment of its certificate of incorporation in the state of Delaware to increase the authorized number of shares of common stock to 2,000,000,000 shares of common stock.

In February 2015, the Company was granted a continuation patent (U.S. Patent No. 8,949,780) of U.S. Patent No. 7,716,629 by the USPTO. All pending new claims were granted in the continuation patent for U.S. Patent No. 8,949,780, which has increased the scope of the continuation patent and the original patent by adding 24 new claims. U.S. Patent No. 7,716,629 is a continuation patent of U.S. Patent No. 6,826,744.

In February 2015, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $100,000. Pursuant to the loan agreement, Taladin, Inc., a subsidiary of the Company, issued a promissory note in the principal amount of $100,000 bearing interest at 12% per annum and is due on demand.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between MRC and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC, Of these shares the Company was obligated to reimburse MRC with, 1,309,983 shares of common stock had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender. MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.

