Form 10-Q
period 2015-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2015-05-15
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☒     No☐

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

As of May 14, 2015, the issuer had 1,003,545,134 shares of common stock, par value $0.00001, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$119,071	$117,866
Accounts receivable, net of allowance for bad debts of $131,562 and $97,419	120,155	560,879
Prepaid expenses and other current assets	49,134	41,387
Total current assets	288,360	720,132

Property and equipment, net of accumulated depreciation of $1,042,715 and $1,026,654	2,279	28,089
Intangible assets, net of accumulated amortization of $312,467 and $302,016	789,662	657,978
Deposits and other assets	24,138	24,388

Total assets	$1,104,439	$1,430,587

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,788,043	$10,603,879
Accounts payable to related parties	94,059	92,191
Bank overdraft	32,257	7,699
Deferred revenue	2,053,316	2,321,044
Derivative liabilities	-	51,719
Convertible debenture	30,000	30,000
Current portion - notes payable	4,644,924	4,545,239
Current portion - notes payable to related parties	348,666	348,666
Total current liabilities	17,991,265	18,000,437

Total liabilities	17,991,265	18,000,437

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2015	2014
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized;
1,003,545,134 and 999,735,151 issued and outstanding as of March 31, 2015 and December 31, 2014	10,036	9,998
Additional paid-in capital	20,075,422	19,925,061
Accumulated deficit	(47,854,216)	(47,174,557)
Accumulated other comprehensive income – foreign currency translation	380,586	145,808

Total Vertical Computer Systems, Inc. stockholders’ deficit	(27,388,172)	(27,093,690)

Noncontrolling interest	599,322	621,816
Total stockholders’ deficit	(26,788,850)	(26,471,874)

Total liabilities and stockholders' deficit	$1,104,439	$1,430,587

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Licensing and software	$-	$875,000
Software maintenance	890,729	1,026,363
Cloud-based offering	85,247	109,916
Consulting services	63,859	78,100
Other	15,000	14,639
Total revenues	1,054,835	2,104,018

Cost of revenues	425,862	586,718

Gross profit	628,973	1,517,300

Operating expenses:
Selling, general and administrative expenses	873,893	1,432,953
Depreciation and amortization	31,365	11,919
Bad debt expense	36,190	-
Impairment of software costs	-	192,955
Total operating expenses	941,448	1,637,827

Operating loss	(312,475)	(120,527)

Other income (expense):
Interest income	4	8
Gain (loss) on derivative liability	(78,680)	4,741
Forbearance fees	-	(73,301)
Interest expense	(255,496)	(213,522)

Net loss before noncontrolling interest and income tax expense	(646,647)	(402,601)
Income tax expense	25,506	-

Net loss before noncontrolling interest	(672,153)	(402,601)
Net loss attributable to noncontrolling interest	(7,506)	(656)
Net loss attributable to Vertical Computer Systems, Inc.	(679,659)	(403,257)

Dividend applicable to preferred stock	(147,000)	(147,000)

Net loss applicable to common stockholders	$(826,659)	$(550,257)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,000,055,816	999,125,151

Comprehensive loss
Net loss	$(672,153)	$(402,601)
Translation adjustments	234,778	112,238
Comprehensive loss	(437,375)	(290,363)
Comprehensive loss attributable to noncontrolling interest	(7,506)	(656)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(444,881)	$(291,019)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional		Other	Non-controlling
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2014	999,735,151	$9,998	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)

Shares issued for resolutions of derivative liabilities	3,309,983	33	130,366	-	-	-	130,399

Shares issued for reimbursement of stock	500,000	5	19,995	-	-	-	20,000

Dividends paid to non-controlling interest	-	-	-	-	-	(30,000)	(30,000)

Other comprehensive income translation adjustment	-	-	-	-	234,778	-	234,778

Net loss	-	-	-	(679,659)	-	7,506	(672,153)

Balances at March 31, 2015	1,003,545,134	$10,036	$20,075,422	$(47,854,216)	$380,586	$599,322	$(26,788,850)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(672,153)	$(402,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,365	11,919
Bad debt expense	36,190	-
Impairment of software development costs	-	192,955
Loss (gain) on derivatives	78,680	(4,741)
Stock reimbursement expense	20,000	-
Write-off of property and equipment	5,015	-
Changes in operating assets and liabilities:
Accounts receivable	390,856	(439,805)
Prepaid expenses and other assets	6,183	(5,417)
Accounts payable and accrued liabilities	186,028	793,313
Deferred revenue	(267,728)	48,275
Net cash provided by (used in) operating activities	(185,564)	193,898

Cash flow from investing activities:
Software development	(142,253)	(33,200)
Net cash used in investing activities	(142,253)	(33,200)
Cash flows from financing activities:
Borrowings on notes payable	100,000	-
Payments of notes payable	-	(23,644)
Payments of related party debt	-	(20,992)
Dividends paid to non-controlling interest	(30,000)	-
Bank overdraft	24,558	32,419
Net cash provided by (used in) financing activities	94,558	(12,217)

Effect of changes in exchange rates on cash	234,464	112,767
Net change in cash and cash equivalents	1,205	261,248
Cash and cash equivalents, beginning of period	117,866	162,709
Cash and cash equivalents, end of period	$119,071	$423,957

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,960	$89,989

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	$-	$7,900

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), a 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), Vertical Healthcare Solutions, Inc. (“VHS”), each a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2014 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2015 and 2014, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the three months ended March 31, 2015, the Company capitalized an aggregate of $142,253 related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2015, we had negative working capital of approximately $17.7 million and defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the three months ended March 31, 2015:

December 31, 2014	$4,575,239
Issuance of third party notes	100,000
Effect of currency exchange	(315)
March 31, 2015	4,674,924

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date and no royalty was owed as of March 31, 2015 or December 31, 2014.

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

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and SaaS fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and pay $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Note and Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional noncontrolling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015). The Note is currently in default and the Company is in discussions with Lakeshore to cure the default and buy back Lakeshore’s ownership interests in our subsidiaries. During the three months ended March 31, 2015, the Company paid dividends to Lakeshore of $30,000.

In February 2015, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $100,000. Pursuant to the loan agreement, Taladin, Inc., a subsidiary of the Company, issued a promissory note in the principal amount of $100,000 bearing interest at 12% per annum and is due on demand.

Note 4. Derivative liability and fair value measurements

Derivative liabilities

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

In March 2015, 1,000,000 shares of common stock pledged by an officer of the company (through a company he controls) to secure payment of a $50,000 past due loan by a third party lender were eliminated as part of the derivative liability as the lender did not exercise their rights to obtain the stock. The derivative liability associated with this obligation of $12,000 was written-off to (gain) loss on derivative liability during the three months ended March 31, 2015.

These contractual commitments to replace all of the shares associated with the derivative liability in 2014 was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. As of March 31, 2015, the derivative liability has been eliminated since the shares have been issued or the obligation to issue the shares has been resolved. As of December 31, 2014, the aggregate fair value of the derivative liabilities was $51,719.

The aggregate change in the fair value of derivative liabilities was a loss of $78,680 and a gain of $4,741 for the three months ended March 31, 2015 and March 31, 2014, respectively.

The valuation of our embedded derivatives was determined by using the VCSY stock price at December 31, 2014 and the resolution dates. As such, our derivative liabilities were classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2015:
Liabilities
Stock derivative – 0 shares	$-	$-	$-

As of December 31, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$51,719	$-	$-

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

Note 5. Common and Preferred Stock Transactions

In February 2015, after holding an annual stockholder meeting, the Company filed an amendment of its certificate of incorporation in the state of Delaware to increase the authorized number of shares of common stock to 2,000,000,000.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6. Related Party Transactions

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $94,059 and $92,191, respectively. The payables are unsecured, non-interest bearing and due on demand.

Note 7. Legal Proceedings

We are involved in the following ongoing legal matters:

On December 31, 2011, the Company and InfiniTek corporation (“Infinitek”) entered into a settlement agreement to dismiss an action filed by the Company against InfiniTek in the Texas State District Court in Fort Worth, Texas, for breach of contract and other claims, a counter claim filed by InfiniTek against the Company for non-payment of amounts claimed the Company owed to InfiniTek, and an action filed by InfiniTek against the Company in California Superior Court in Riverside, California seeking damages for breach of contract and lost profit. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of the date of this Report and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2015 and 2014, $142,253 and $33,200 of internal costs were capitalized, respectively.

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

Results of Operations

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

Total Revenues. We had total revenues of $1,054,835 and $2,104,018 in the three months ended March 31, 2015 and 2014, respectively. The decrease in total revenues was $1,049,183 for the three months ended March 31, 2015 representing a 49.9% decrease compared to the total revenues for the three months ended March 31, 2014. Of the $1,054,835 and $2,104,018 total revenues for the three months ended March 31, 2015 and 2014, respectively, $1,035,674 and $1,174,722 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company. Revenue from SnAPPnet, Inc. was $19,161 or 1.8% of total revenue for the three months ended March 31, 2015 and $54,296 or 2.6% of total revenues for the three months ended March 31, 2014.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from licenses and software decreased by $875,000 compared to that for the three months ended March 31, 2014 due to a one-time license agreement for SiteFlash in the first quarter of 2014. Software maintenance in the three months ended March 31, 2015 decreased by $135,634 or 13.2% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to unfavorable currency rate changes on our Canadian revenue and the loss or reduction of customer maintenance agreements in the first quarter of 2015. Consulting revenue, in the three months ended March 31, 2015 decreased by $14,241 from the same period in the prior year, which represents a 18.2% decrease. This decrease was primarily due to less billable consulting services for the first quarter of 2015 compared to 2014 and the effects of unfavorable currency rate changes on our Canadian revenue. Cloud-based revenues were $85,247 for the three months ended March 31, 2015 compared to $109,916 for the same period in the prior year, representing a $24,669 decrease or 22.4%. The decrease is primarily related to renegotiation of a customer contract and unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended March 31, 2015 increased by $361 or 2.5% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $425,862 for the three months ended March 31, 2015, compared to $586,718 for the three months ended March 31, 2014. The decrease in cost of revenues of $160,856 represents a 27.4% decrease. The decrease in direct cost of revenues was primarily due to lower payroll and consulting through attrition and lower rent due to the consolidation of our office space for the three months ended March 31, 2015. During the three months ended March 31, 2015 and 2014, $142,253 and $33,200 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $873,893 and $1,432,953 in the three months ended March 31, 2015 and 2014, respectively. The decrease of $559,060 is 39.0% less than for the same period in 2014. The decrease is primarily due to decreased legal fees to prosecute patent infringement on the company’s intellectual property, decreased foreign taxes and tax penalties somewhat offset by increased costs related to the company’s annual shareholder’s meeting.

Depreciation and Amortization. We had depreciation and amortization expense of $31,365 and $11,919 for the three months ended March 31, 2015 and 2014, respectively. The increase of $19,446 or 163.2% relates to additional long lived assets purchased in 2015 as well as a true up of depreciation on existing assets. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Expense. We had bad debt expense of $36,190 for the three months ended March 31, 2015 related to the allowance of customer accounts greater than 90 days past due.

Impairment of Software Costs. During the three months ended March 31, 2014, $192,955 of capitalized software development costs were considered impaired.

Income (Loss) from Operations. We had a net loss from operations of $312,475 and $120,527 for the three months ended March 31, 2015 and 2014, respectively. The increased loss was due to decreased revenues and increased depreciation and bad debt expense partially offset by decrease cost of revenue, selling, general and administrative expenses and impairment of software.

Gain (Loss) on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liability was $78,680 for the three months ended March 31, 2015 compared to a gain of $4,741 for the same period in 2014. During the first quarter 2015, the Company issued common shares and eliminated the derivative liabilities.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended March 31, 2014 were $73,301. The fees are related to our senior secured debt for NOW Solutions.

Interest Expense. We had interest expense of $255,496 and $213,522 for the three months ended March 31, 2015 and 2014, respectively. Interest expense increased in 2015 by $41,974, representing an increase of 19.7% compared to the same expense in the three months ended March 31, 2014. The increase is primarily due to increased debt borrowings at March 31, 2015 compared to March 31, 2014 and additional interest on amounts due to vendors.

Net loss. We had a net loss of $646,647 and $402,601 for the three months ended March 31, 2015 and 2014, respectively. The net loss for the three months ended March 31, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $312,475. The operating loss was increased by the loss on derivative liability and interest expense resulting in a net loss of $646,647 for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2014 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $120,527. The operating loss was decreased by the gain on derivative liability and increased by interest expense and forbearance fees, resulting in a net loss of $402,601 for the three months ended March 31, 2014.

Income Tax Provision. We had an income tax provision of $25,506 for the three months ended March 31, 2015. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to foreign and US income tax. No income tax provision was recorded in the first quarter of 2014 as VCSY owned 100% of NOW Solutions and was able to utilize its tax loss carry-forwards to offset NOW Solutions’ taxable income.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $826,659 and $550,257 for the three months ended March 31, 2015 and 2014, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

At March 31, 2015, we had non-restricted cash-on-hand of $119,071 compared to $117,866 at December 31, 2014.

Net cash used in operating activities for the three months ended March 31, 2015 was $185,564 compared to net cash provided by operating activities of $193,898 for the three months ended March 31, 2014. For the three months ended March 31, 2015, we collected cash from our customers and other licensees of $1,456,541. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $888,794, attorney fees of $81,108, professional fees and consulting fees of $158,725 interest payments of $68,960, taxes of $15,960, and other regular trade payables of $428,558. For the three months ended March 31, 2014, we collected cash from our customers and other licensees of $1,535,110. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $480,650, attorney fees of $134,580, professional fees and consulting fees of $47,489 interest payments of $89,989, taxes (including sales tax and VAT) of $74,472, and other regular trade payables of $514,032.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $267,728 or 11.5% from the balance at December 31, 2014. The decrease was primarily due to the loss or reduction of customer maintenance agreements in the first quarter of 2015.

Our accounts receivable trade decreased from $560,879 at December 31, 2014 to $120,155 (net of allowance for bad debts) at March 31, 2015. The decrease is a primarily a result of a seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $10,603,879 at December 31, 2014 to $10,788,043 at March 31, 2015. The resulting balance at March 31, 2015 is 90 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash for the development of new software products for the three months ended March 31, 2015 and March 31, 2014 of $142,253 and $33,200 respectively.

For the three months ended March 31, 2015, we borrowed $100,000 from a third party lender. For the three months ended March 31, 2014, we paid $44,636 of principal on notes payable and notes payable to related parties.

For the three months ended March 31, 2015, we paid $30,000 of dividends to non-controlling interests.

The total change in cash for the three months ended March 31, 2015 was an increase of $1,205.

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

As of March 31, 2015, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2015	2015	2016	2017	2018	2019+
Notes payable	$4,993,590	$4,993,590	-	-	-	-
Convertible debts	30,000	30,000	-	-	-	-
Operating lease	42,520	38,297	4,223	-	-	-
Total	$5,066,110	$5,061,887	$4,223	-	-	-

Of the above notes payable, the default status is as follows:

	March 31, 2015	December 31, 2014

In default	$4,758,090	$4,758,405
Not in default	265,500	165,500

Total Notes Payable	$5,023,590	$4,923,905

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $679,659 for the three months ended March 31, 2015 and a net loss of $403,257 for the three months ended March 31, 2014, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2015, we had negative working capital of approximately $17.7 million (although this figure includes deferred revenue of approximately $2.1 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2014, as filed on April 15, 2015.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2014.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in the following ongoing legal matters:

On December 31, 2011, the Company and InfiniTek corporation (“Infinitek”) entered into a settlement agreement to dismiss an action filed by the Company against InfiniTek in the Texas State District Court in Fort Worth, Texas, for breach of contract and other claims, a counter claim filed by InfiniTek against the Company for non-payment of amounts claimed the Company owed to InfiniTek, and an action filed by InfiniTek against the Company in California Superior Court in Riverside, California seeking damages for breach of contract and lost profit. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of the date of this Report and each party is alleging the other party is in breach of the settlement agreement. We are currently seeking to resolve all disputes with InfiniTek.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2014, as filed on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, after holding an annual stockholder meeting, the Company filed an amendment of its certificate of incorporation in the state of Delaware to increase the authorized number of shares of common stock to 2,000,000,000.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of May 14, 2015, the outstanding principle and accrued interest currently due under the note is $1,500,426.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2015	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 14, 2015	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

