Form 10-Q
period 2015-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2015-08-19
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 19, 2015, the issuer had 1,092,601,656 shares of common stock, par value $0.00001, issued and 1,062,601,656 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$18,891	$117,866
Accounts receivable, net of allowance for bad debts of $146,719 and $97,419	81,129	560,879
Prepaid expenses and other current assets	58,847	41,387
Total current assets	158,867	720,132

Property and equipment, net of accumulated depreciation of $1,043,459 and $1,026,654	2,265	28,089
Intangible assets, net of accumulated amortization of $319,531 and $302,016	906,990	657,978
Deposits and other	24,187	24,388

Total assets	$1,092,309	$1,430,587

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$11,473,125	$10,603,879
Accounts payable to related parties	112,274	92,191
Bank overdraft	158	7,699
Deferred revenue	1,704,368	2,321,044
Derivative liability	—	51,719
Convertible debenture	30,000	30,000
Current portion - notes payable	4,704,969	4,545,239
Current portion - notes payable to related parties	348,666	348,666
Total current liabilities	18,373,560	18,000,437

Total liabilities	18,373,560	18,000,437

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2015	2014
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized
1,053,545,134 issued and 1,023,545,134 outstanding as of June 30, 2015 and 999,735,151 issued and outstanding as of December 31, 2014	10,536	9,998
Treasury stock; 30,000,000 as of June 30, 2015 and no shares as of December 31, 2014	(300)	—
Additional paid-in-capital	20,574,222	19,925,061
Accumulated deficit	(48,668,280)	(47,174,557)
Accumulated other comprehensive income – foreign currency translation	311,116	145,808

Total Vertical Computer Systems, Inc. stockholders’ deficit	(27,772,706)	(27,093,690)

Noncontrolling interest	589,431	621,816
Total stockholders’ deficit	(27,183,275)	(26,471,874)

Total liabilities and stockholders’ deficit	$1,092,309	$1,430,587

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Licensing and software	$—	$1,725,180	$—	$2,600,180
Software maintenance	1,001,019	971,704	1,891,748	1,998,067
Cloud-based offering	76,780	96,694	162,027	206,610
Consulting services	67,395	130,732	131,254	208,832
Other	10,788	17,941	25,788	32,580
Total revenues	1,155,982	2,942,251	2,210,817	5,046,269

Cost of revenues	486,020	610,765	911,882	1,197,483

Gross profit	669,962	2,331,486	1,298,935	3,848,786

Operating expenses:
Selling, general and administrative expenses	686,897	1,895,597	1,560,790	3,328,550
Depreciation and amortization	7,047	11,446	38,412	23,365
Bad debt expense	14,691	—	50,881	—
Impairment of software costs	—	192,956	—	385,911
Total operating expenses	708,635	2,099,999	1,650,083	3,737,826

Operating income (loss)	(38,673)	231,487	(351,148)	110,960
Other income (expense):
Interest income	2	8	6	16
Gain (loss) on derivative liability	—	100,854	(78,680)	105,595
Loss on debt extinguishment	(150,000)	—	(150,000)	—
Forbearance fees	(249,000)	(88,301)	(249,000)	(161,602)
Interest expense	(268,268)	(232,910)	(523,764)	(446,432)

Net income (loss) before noncontrolling interest and income tax expense	(705,939)	11,138	(1,352,586)	(391,463)
Income tax expense	88,016	—	113,522	—
Net income (loss) before noncontrolling interest	(793,955)	11,138	(1,466,108)	(391,463)
Net income attributable to noncontrolling interest	(20,109)	(51,403)	(27,615)	(52,059)
Net loss attributable to Vertical Computer Systems, Inc.	(814,064)	(40,265)	(1,493,723)	(443,522)
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(961,064)	$(187,265)	$(1,787,723)	$(737,522)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,008,270,409	998,484,052	1,004,185,805	999,305,593

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

Comprehensive loss
Net income (loss)	$(793,955)	$11,138	$(1,466,108)	$(391,463)
Translation adjustments	(69,470)	40,428	165,308	152,666
Comprehensive income (loss)	(863,425)	51,566	(1,300,800)	(238,797)
Comprehensive income attributable to noncontrolling interest	(20,109)	(51,403)	(27,615)	(52,059)
Comprehensive income (loss) attributable to Vertical Computer Systems, Inc.	$(883,534)	$163	$(1,328,415)	$(290,856)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2014 through June 30, 2015

(Unaudited)

	Common Stock		Treasure Stock		Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2014	999,735,151	$9,998	—	$—	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)

Shares issued for resolution of derivative liabilities	3,309,983	33	—	—	130,366	—	—	—	130,399

Shares issued for reimbursement of stock	500,000	5	—	—	19,995	—	—	—	20,000

Shares issued for accrued interest	10,000,000	100	—	—	249,900	—	—	—	250,000

Shares issued for loan forbearance	10,000,000	100	—	—	248,900	—	—	—	249,000

Shares issued to subsidiaries and held in treasury	30,000,000	300	(30,000,000)	(300)	—	—	—	—	—

Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(60,000)	(60,000)

Other comprehensive income translation adjustment	—	—	—	—	—	—	165,308	—	165,308

Net loss	—	—	—	—	—	(1,493,723)	—	27,615	(1,466,108)

Balances at June 30, 2015	1,053,545,134	$10,536	(30,000,000)	$(300)	$20,574,222	$(48,668,280)	$311,116	$589,431	$(27,183,275)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(1,466,108)	$(391,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,412	23,365
Impairment of software development costs	—	385,911
Loss (Gain) on derivatives	78,680	(105,595)
Write off of equipment	5,015	—
Bad debt expense	50,881	—
Stock compensation	20,000	—
Stock issued for loan forbearance	249,000	—
Loss on stock issued for accrued interest	150,000	—
Changes in operating assets and liabilities:
Accounts receivable	428,869	309,876
Prepaid expenses and other assets	(17,259)	(13,512)
Accounts payable and accrued liabilities	969,246	(31,357)
Accounts payable to related parties	20,083	—
Deferred revenue	(616,676)	(209,188)
Net cash used in operating activities	(89,857)	(31,963)

Cash flow from investing activities:
Software development	(266,615)	(71,984)
Purchase of property and equipment	—	(575)
Net cash used in investing activities	(266,615)	(72,559)
Cash flows from financing activities:

Borrowings on notes payable	160,000	261,282
Payments of notes payable	—	(343,598)
Payments on related party debt	—	(20,992)
Dividends paid	(60,000)	—
Bank overdraft	(7,541)	3,121
Net cash provided by (used in) financing activities	92,459	(100,187)

Effect of changes in exchange rates on cash	165,038	153,015
Net change in cash and cash equivalents	(98,975)	(51,694)
Cash and cash equivalents, beginning of period	117,866	162,709
Cash and cash equivalents, end of period	$18,891	$111,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,127	$142,861

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	$—	$10,226
Common shares issued for accrued interest	100,000	—

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), a 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), Vertical Healthcare Solutions, Inc. (“VHS”), each a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2014 annual report on Form 10-K have been omitted.

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

For the six months ended June 30, 2015 and 2014, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the six months ended June 30, 2015, the Company capitalized an aggregate of $266,615 related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2015, we had negative working capital of approximately $18.2 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures and/or other business combinations. The Company will require additional funds to pay down its liabilities, as well as finance its expansion plans consistent with anticipated changes in operations and infrastructure. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2015:

December 31, 2014	$4,575,239
Repayments of third party notes	—
Borrowings from third parties	160,000
Currency translation	(270)
June 30, 2015	$4,734,969

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

The Lakeshore Note is secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. (“SnAPPnet”) and the Company’s SiteFlash™ technology and cross-collateralized. Upon the aggregate principal payment of $290,000 toward the Lakeshore Note, the Company has the option to have Lakeshore release either the Priority Time collateral or the SiteFlash™ collateral. Upon payment of the aggregate principal of $590,000 toward the Lakeshore Note, Lakeshore shall release either the Priority Time collateral or the SiteFlash™ collateral (whichever is remaining). Upon payment of the aggregate principal of $890,000 toward the Lakeshore Note, Lakeshore shall release the SnAPPnet collateral and upon full payment of the Lakeshore Note, Lakeshore shall release the NOW Solutions collateral.

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash™ technology to Lakeshore. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date and no royalty was owed as of June 30, 2015 or December 31, 2014.

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

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and SaaS fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and pay $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional noncontrolling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015). At June 30, 2015, the Note was in default and the Company was in discussions with Lakeshore to cure the default and buy back Lakeshore’s ownership interests in our subsidiaries. During the six months ended June 30, 2015, the Company paid dividends to Lakeshore of $60,000.

In February 2015, the Company and a third party lender entered into a loan agreement under which the lender loaned Vertical $100,000. Pursuant to the loan agreement, Taladin, Inc., a subsidiary of the Company, issued a promissory note in the principal amount of $100,000 bearing interest at 12% per annum and is due on demand.

In the second quarter ended June 30, 2015, the Company borrowed $60,000 from a third party lender. The note is due on demand and bears interest at 11% per annum.

In June 2015, the Company and Victor Weber agreed to amend certain promissory notes (the “Weber Notes”) issued by the Company and NOW Solutions in the aggregate principal amount of $745,400 to Mr. Weber. Under the terms of the amendment of the Weber Notes, the defaults were cured, the interest rate was reduced from 12% to 10% and the Company agreed to make monthly $20,000 payments to Mr. Weber beginning September 1, 2015 until January 15, 2020 at which time all outstanding amounts under the Weber Notes will be due. In consideration of the amendment and extension to pay the Weber Notes, Ploinks, Inc., the Company’s subsidiary, agreed to issue 1,000,000 shares of its common stock to Mr. Weber. The fair value of these subsidiary shares was determined to be nominal. In connection with the amendment, the Company issued 20,000,000 shares of its common stock with the Rule 144 restrictive legend to its subsidiary, Taladin, Inc., which pledged these shares to secure payment of the Weber Note and the previous pledge agreements with Mountain Reservoir Corporation (“MRC”) were cancelled. MRC is controlled by the W5 Family Trust. Mr. Richard Wade, the President and CEO of the Company, is the trustee of the W5 Family Trust. These 20,000,000 common shares are held in treasury. In addition, Victor Weber was issued 10,000,000 common shares as forbearance resulting in a forbearance loss of $249,000 and 10,000,000 common shares as repayment of $100,000 of accrued interest resulting in a loss on extinguishment of $150,000.

For additional transactions after June 30, 2015, including several amendments to the Lakeshore Loan Agreement and the Lakeshore Note, please see “Subsequent Events” in Note 8.

Note 4. Derivative liability and fair value measurements

Derivative liability

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between MRC and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

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

The aggregate change in the fair value of derivative liabilities was a loss of $78,680 and a gain of $105,595 for the six months ended June 30, 2015 and 2014, respectively.

The valuation of our embedded derivatives is determined by using the VCSY stock price at each measurement date. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2015:
Liabilities
Stock derivative – 0 shares	$—	$—	$—

As of December 31, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$51,719	$—	$—

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

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the six months ended June 30, 2015.

In June 2015, pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, we issued a total of 20,000,000 shares of our common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $499,000. Of these 20,000,000 common shares, 10,000,000 common shares were issued as forbearance resulting in a forbearance loss of $249,000 and 10,000,000 common shares as repayment of $100,000 payment due under the agreement resulting in a loss on extinguishment of $150,000. For additional details about the judgment and the agreement, please “Legal Proceedings” under Note 7.

In June 2015, in connection with an amendment concerning certain promissory notes issued by the Company and NOW Solutions to Mr. Weber in the aggregate principal amount of $735,400, the Company issued 20,000,000 shares of its common stock with the Rule 144 restrictive legend to its subsidiary, Taladin, Inc., which pledged these shares to secure payment of the notes to Weber. The previous pledge agreements between MRC and Mr. Weber were cancelled. These shares are held in treasury.

In June 2015, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions as an equity contribution. These shares are held in treasury.

For additional common stock and preferred stock transactions after June 30, 2015, please see subsequent events.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and have accordingly classified these shares as temporary equity in the consolidated balance sheets.

Note 6. Related Party Transactions

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock with the Rule 144 restrictive legend to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $112,274 and $92,191, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, MRC and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. In June 2015, the Company and Mr. Weber entered into an agreement to pay off the $365,000 outstanding balance under the judgment, which included $275,000 in principal, accrued interest, attorney’s fees and court costs. Under the terms of the agreement between, the Company issued 10,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $250,000 in consideration of Mr. Weber’s forbearance in not taking any action to enforce the judgment. The Company also agreed to make payments of $100,000 by June 15, 2015 and $265,000 by July 15, 2015, or in the alternative, the Company had the option to issue another 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $100,000 payment and issue an additional 15,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $265,000 payment. On June 15, 2015, the Company issued 10,000,000 shares with the Rule 144 restrictive legend at a fair market value of $250,000 to Mr. Weber as repayment of a $100,000 payment resulting in a loss on extinguishment of $150,000. On July 15, 2015, the Company issued 15,000,000 shares with the Rule 144 restrictive legend at a fair market value of $408,000 to Mr. Weber as repayment of the $265,000 payment. Under the agreement, Mr. Weber will file disposition documents that the judgment has been satisfied and the matter is resolved.

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

Note 8. Subsequent Events

In July 2015, the Company and certain of its subsidiaries entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note issued by NOW Solutions to Lakeshore. Under the terms of the amendment, the Company issued 13,000,000 common shares with the Rule 144 restrictive legend and Ploinks, Inc. agreed to issue 3,000,000 common shares of its stock to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement. The Company also agreed to make a $310,000 payment for amounts due to Lakeshore under the Lakeshore Note and the Loan Agreement. Under the amendment, the Company also obtained a 90 day option to purchase Lakeshore’s 25% ownership interest in NOW Solutions and Lakeshore’s 20% ownership interests in SnAPPnet, Inc. and Priority Time Systems, Inc. for $1,450,000.

In July 2015, pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, the Company issued 15,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $408,000 to Mr. Weber as repayment of a $265,000 payment due under the agreement. For additional details about the judgment and the agreement, please “Legal Proceedings” under Note 7.

In July 2015, the Company further amended the Lakeshore Note and the Loan Agreement with Lakeshore. In consideration for Lakeshore’s forbearance on taking action on the existing default until July 27, 2015, the Company paid a $15,000 forbearance fee and issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend at a fair market value of $55,200 to Lakeshore.

In August 2015, the Company and certain of its subsidiaries entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note issued by NOW Solutions to Lakeshore. Under the terms of the amendment, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend at a fair market value of $175,700 and Ploinks, Inc. agreed to issue 2,000,000 common shares of its stock to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement.

The Company also agreed to make a $500,000 payment for amounts due to Lakeshore under the Lakeshore Note and the Loan Agreement. In the event that the Company fails to pay Lakeshore $500,000 on or before August 21, 2015, then Lakeshore shall have a purchase option (the “2015 Purchase Option”) to purchase an additional 250 shares of NOW Solutions common stock until December 31, 2015 as follows: (a) 84 shares of NOW Solutions common stock currently owned by VCSY for a purchase price of $450,000 and (b) 166 shares of NOW Solutions common stock for a purchase price of $500,000 payable to NOW Solutions.

Furthermore, in the event that the Company fails to pay Lakeshore $500,000 on or before August 21, 2015, no further payment on the Note will be due until January1, 2016 at which time the Note plus all accrued interest will be recalculated and the Note will be re-amortized under the same interest rate and terms as the Note and the maturity date of the Note will be extended 10 years from January1, 2016. Notwithstanding the foregoing, if Lakeshore does not provide notice to the Company by December 15, 2015 of its intent to exercise the 2015 Purchase Option concerning the purchase of additional common shares of NOW Solutions, then Lakeshore’s option will be cancelled and the Company shall make a principal reduction payment in the amount of $250,000 on or before December 31, 2015.

In the event that Lakeshore exercises the 2015 Purchase Option and purchases the additional common shares of NOW Solutions, then (a) after the second year, but before the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, the Company will have the option to purchase for cash, all of Lakeshore’s 500 shares for a price equal to the greater of $4.0 Million, 60% of trailing twelve months revenue, or 2.75X EBITDA. If the Company does not exercise its purchase option prior to the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, then Lakeshore will have a purchase option to purchase for cash, all of the Company’s 500 shares for the greater of $3.5 Million, 55% of trailing twelve months revenue, or 2.50 X EBITDA, which will expire at the end of the seventh year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option if exercised by Lakeshore.

NOW Solutions will continue to make the $2,500 weekly payment which will be applied toward Lakeshore’s share of dividends until at least January 8, 2016. Any reconciliation payments due to Lakeshore will be deferred until January 15, 2016, at which time all reconciliation payments due through September 30, 2015 will be paid to Lakeshore. Lakeshore agreed it will not take any action to enforce its rights under the security agreements related to the Note, provided that the $2,500 weekly payments are made and the January 15, 2016 reconciliation payment is timely made.

In August 2015, the Company and a third party lender entered into an amendment concerning a $51,000 promissory note issued by the Company. Under the terms of the agreement and new convertible note in the principal amount of $11,130, the Company issued 556,522 unrestricted common shares to the lender at conversion price of $0.02 per share. The fair market value of the shares was $12,913 and the note was cancelled.

In August 2015, the Company issued 1,500,000 shares with the Rule 144 restrictive legend to a lender in conjunction with a debt issuance of $100,000.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2015 and 2014, $266,615 and $71,984 of internal costs were capitalized, respectively.

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

Software licenses are generally sold as part of a multiple-element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform the consulting services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement, to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Results of Operations

Three and six months ended June 30, 2015 Compared To Three and six months ended June 30, 2014

Total Revenues. We had total revenues of $1,155,982 and $2,942,251 for the three months ended June 30, 2015 and 2014, respectively. The decrease in total revenues was $1,786,269 for the three months ended June 30, 2015 representing a 60.7% decrease compared to the total revenues for the three months ended June 30, 2014. Substantially all of the revenues for the three months ended June 30, 2015 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $20,277 or 1.8% of total revenues for the three months ended June 30, 2015 and $35,135 or 1.2% of total revenues for the three months ended June 30, 2014. Revenue for VCSY was $1,725,000 or 58.6% of total revenues for the three months ended June 30, 2014. VCSY had no revenue for the three months ended June 30, 2015.

Total revenues for the three months ended June 30, 2015 and 2014 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses decreased by $1,725,180 compared to that for the three months ended June 30, 2014, as no new license sales of SiteFlash™ occurred during the second quarter of 2015. Software maintenance in the three months ended June 30, 2015 increased by $29,315 or 3.0% from the same period in the prior year. The revenue increase in software maintenance is primarily due to contractual increases to existing customer maintenance agreements partially offset by the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended June 30, 2015 decreased by $63,337 from the same period in the prior year, which represents a 48% decrease. This decrease was due to less demand for version upgrades and enhancements to existing customer accounts during the second quarter of 2015. Cloud-based revenues were $ 76,780 for the three months ended June 30, 2015 compared to $96,694 for the same period in the prior year, representing a $19,914 decrease or 21%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 3 months ended June 30, 2015 and the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended June 30, 2015 decreased by $7,153 or 39.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

We had total revenues of $2,210,817 and $5,046,269 in the six months ended June 30, 2015 and 2014, respectively. The decrease in total revenues was $2,835,452 representing a 56.2% decrease. Substantially all of the revenues for the six months ended June 30, 2015 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $39,483 or 1.8% for the six months ended June 30, 2015 and $89,431 or 1.8% for the six months ended June 30, 2014. VCSY had no revenue for the six months ended June 30, 2015. Revenue for VCSY was $2,600,000 or 51.5% of total revenues for the six months ended June 30, 2014.

Total revenues for the six months ended June 30, 2015 and 2014 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses decreased by $2,600,180 compared to that for the six months ended June 30, 2014 as no new license sales of SiteFlash™ occurred during the six months ended June 30, 2015. Software maintenance in the six months ended June 30, 2015 decreased by $106,319 or 5.3% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the effects of unfavorable currency rate changes on our Canadian maintenance revenue somewhat offset by contractual increases to existing customer maintenance agreements. Consulting revenue, in the six months ended June 30, 2015 decreased by $77,578 from the same period in the prior year, which represents a 37.15% decrease. This decrease was primarily a result of less demand for version upgrades and enhancements to existing customer accounts during the first six months of 2015. Cloud-based revenues were $162,027 for the six months ended June 30, 2015 compared to $206,610 for the same period in the prior year, representing a $44,583 decrease or 21.6%. The decrease is primarily related to a customer rate adjustment and a customer user base adjustment during the 6 months ended June 30, 2015 and the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the six months ended June 30, 2015 decreased by $6,792 or 20.8% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $486,020 for the three months ended June 30, 2015, compared to $610,765 for the three months ended June 30, 2014. The decrease in cost of revenues of $124,745 represents a 20.4% decrease. The decrease in direct cost of revenues was primarily due to decreased royalty fees, payroll and rent expense. During the three months ended June 30, 2015 and 2014, $124,375 and $38,784 of internal costs were capitalized, respectively.

For the six months ended June 30, 2014, direct costs of revenues were $911,882 compared to $1,197,483 for the same period in 2014 resulting in a decrease of $285,601 or 23.9%. The decrease in direct cost of revenues was primarily due to decreased royalty fees, payroll and rent expense. During the six months ended June 30, 2014 and 2013, $266,628 and $71,984 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $686,897 and $1,895,597 in the three months ended June 30, 2015 and 2014, respectively. The decrease of $1,208,700 is 63.8% less than the same period in 2015. The decrease is primarily due to decreased legal fees to prosecute patent infringement on the company’s intellectual property, decreased travel, consulting fees, rent, royalties and commitment fees.

For the six months ended June 30, 2015 we had $1,560,790 compared to $3,328,550 for the six months ended June 30, 2014. The $1,767,760 or 53.1% decrease is primarily due to decreased legal fees to prosecute patent infringement on the company’s intellectual property, decreased travel, consulting fees, rent, royalties, commitment fees and foreign taxes and tax penalties.

Bad Debt Expense. We had bad debt expense for the three and six months ended June 30, 2015 of $14,691 and $50,881 compared to none for the comparable three and six months ended June 30, 2014. Bad debt expense relates to the adjustment for uncollected customer accounts greater than 90 days.

Impairment of Software Costs. During the three and six months ended June 30, 2014, $192,956 and $385,911, respectively of capitalized software development costs were considered impaired. There was no impairment during 2015.

Gain (Loss) on Derivative Liability. The existing derivative liability is adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As the stock price decreases, the derivative liability decreases, resulting in a gain. During the first quarter 2015, the Company issued common shares and eliminated the derivative liabilities. The gain on derivative liability was $100,854 for the three months ended June 30, 2014. The loss on derivative liability was $78,680 for the six months ended June 30, 2015 compared to a gain of $105,595 for the six months ended June 30, 2014.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended June 30, 2015 were $249,000 compared to $88,301 for the three months ended June 30, 2014. The fees for the three months ended June 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the Rule 144 restrictive legend issued to a VCSY lender. The fees for the three months ended June 30, 2014 are related to our senior secured debt for NOW Solutions. Forbearance fees for the six months ended June 30, 2015 were $249,000 compared to $161,602 for the six months ended June 30, 2014. The fees for the six months ended June 30, 2015 are related to the fair market value of 10 million shares with the Rule 144 restrictive legend of VCSY common stock issued to a VCSY lender. The fees for the six months ended June 30, 2014 are primarily related to our senior secured debt for NOW Solutions.

Loss on Debt Extinguishment. We had $150,000 loss on debt extinguishment for the three and six months ended June 30, 2015. The loss relates to the fair market value of the issuance of $10 million shares with the Rule 144 restrictive legend of VCSY common stock to a VCSY lender to settle a $100,000 accrued interest payment.

Interest Expense. We had interest expense of $268,268 and $232,910 for the three months ended June 30, 2015 and 2014, respectively. Interest expense increased in 2015 by $35,358 representing an increase of 15.2% compared to the same expense in the three months ended June 30, 2014. The increase was primarily due to interest and commitment fees on new borrowings and interest on accounts payable balances.

For the six months ended June 30, 2014, we had net interest expense of $ 523,764 compared to $446,432 for the same period in 2014, representing a $77,332 or 17.3% increase for the period. The increase was primarily due to interest and commitment fees on new borrowings and interest on accounts payable balances.

Net Income (loss). We had a net loss before noncontrolling interest and income tax expense of $705,939 and net income before noncontrolling interest and income tax expense of $11,138 for the three months ended June 30, 2015 and 2014, respectively. The net loss for the three months ended June 30, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating loss of $38,673. This was increased by interest expense and forbearance fees and a loss on debt extinguishment, resulting in a net loss of $705,939 for the three months ended June 30, 2015. We had net income of $11,138 for the three months ended June 30, 2014. The net income for the three months ended June 30, 2014 was due to the factors discussed above for revenues, cost of revenues, impairment of capitalized software costs and selling, general and administrative expenses, which essentially gave us operating income of $231,487. This was reduced by interest expense and forbearance fees and increased by a gain on derivative liability, resulting in net income of $11,138 for the three months ended June 30, 2014.

We incurred net losses before noncontrolling interest and income tax expense of $1,352,586 and $391,463 for the six months ended June 30, 2015 and 2014, respectively. The changes were due to the reasons discussed above.

Income Tax Provision. We had an income tax provision of $88,016 and $113,522 for the three and six months ended June 30, 2015, respectively. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to foreign and US income tax. No income tax provision was recorded in the three and six months ended June 30, 2014 as VCSY owned 100% of NOW Solutions and was able to utilize its tax loss carry-forwards to offset NOW Solutions’ taxable income.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2015 and 2014 and $294,000 for both the six months ended June 30, 2015 and 2014.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $961,064 and $187,265 for the three months ended June 30, 2015 and 2014, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,787,723 and $737,522 for the six months ended June 30, 2015 and 2014, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

At June 30, 2015, we had non-restricted cash-on-hand of $18,891 compared to $117,866 at December 31, 2014.

Net cash used in operating activities for the six months ended June 30, 2015 was $89,857 compared to net cash used in operating activities of $31,963 for the six months ended June 30, 2014.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $616,676 or 26.6% from the balance at December 31, 2014. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $560,879 (net of allowance for bad debts) at December 31, 2014 to $81,129 (net of allowance for bad debts) at June 30, 2015. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $10,603,879 at December 31, 2014 to $11,473,125 at June 30, 2015. The increase is primarily related to increased trade accounts payable, accrued interest and accrued payroll. The resulting balance at June 30, 2015 is 141 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2015 and June 30, 2014 of $266,615 and $72,559, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2015, we had $160,000 of new debt funding and paid $60,000 of dividends to noncontrolling shareholders of NOW Solutions. For the six months ended June 30, 2014, we paid $364,590 of principal on notes payable and notes payable to related parties and had $261,282 of new debt funding in the same period.

The total change in cash for the six months ended June 30, 2015 was a decrease of $98,975.

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

	Balance at	Due in Next Five Years
	June 30,
Contractual Obligations	2015	2015	2016	2017	2018	2019+

Notes payable	$5,053,635	$5,053,635	$—	$—	$—	$—
Convertible debenture	30,000	30,000	—	—	—	—

Operating lease	8,446	4,223	4,223	—	—	—
Total	$5,092,081	$5,087,858	$4,223	$—	$—	$—

Of the above notes payable and convertible debentures, the default status is as follows:

	June 30, 2015	December 31, 2014

In default	$4,338,235	$4,758,405
Not in default	745,400	165,500

Total Notes Payable	$5,083,635	$4,923,905

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss attributable to common stock holders of $1,787,723 and $737,522 for the six months ended June 30, 2015 and 2014, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2015, we had negative working capital of approximately $18.2 million (although this figure includes deferred revenue of approximately $1.7 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations, expansion and possible acquisitions, mergers, joint ventures and/or other business combinations. We will require additional funds to pay down our liabilities, as well as finance our expansion plans consistent with our anticipated changes in operations and infrastructure. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, MRC and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. On July 24, 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. In June 2015, the Company and Mr. Weber entered into an agreement to pay off the $365,000 outstanding balance under the judgment, which included $275,000 in principal, accrued interest, attorney’s fees and court costs. Under the terms of the agreement between, the Company issued 10,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $250,000 in consideration of Mr. Weber’s forbearance in not taking any action to enforce the judgment. The Company also agreed to make payments of $100,000 by June 15, 2015 and $265,000 by July 15, 2015, or in the alternative, the Company had the option to issue another 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $100,000 payment and issue an additional 15,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $265,000 payment. On June 15, 2015, the Company issued 10,000,000 shares with the Rule 144 restrictive legend at a fair market value of $250,000 to Mr. Weber as repayment of a $100,000 payment resulting in a loss on extinguishment of $150,000. On July 15, 2015, the Company issued 15,000,000 shares with the Rule 144 restrictive legend at a fair market value of $408,000 to Mr. Weber as repayment of the $265,000 payment. Under the agreement, Mr. Weber will file disposition documents that the judgment has been satisfied and the matter is resolved.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth on Form 10-K for the year ended December 31, 2014, as filed on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, after holding an annual stockholder meeting, the Company filed an amendment of its certificate of incorporation in the state of Delaware to increase the authorized number of shares of common stock to 2,000,000,000.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock with the Rule 144 restrictive legend to reimburse Mr. Valdetaro for 1,000,000 shares of our common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

In June 2015, pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, we issued a total of 20,000,000 shares of our common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $499,000. Of these 20,000,000 common shares, 10,000,000 common shares were issued as forbearance resulting in a forbearance loss of $249,000 and 10,00,000 common shares as repayment of $100,000 payment due under the agreement resulting in a loss on extinguishment of $15,000 For additional details about the judgment and the agreement, please “Legal Proceedings” under Note 7.

In June 2015, in connection with an amendment concerning certain promissory notes issued by the Company and NOW Solutions to Mr. Weber in the aggregate principal amount of $735,400, the Company issued 20,000,000 shares of its common stock with the Rule 144 restrictive legend to its subsidiary, Taladin, Inc., which pledged these shares to secure payment of the notes to Weber. These shares are held in treasury. The previous pledge agreements between MRC and Mr. Weber were cancelled. In consideration of the amendment and extension to pay the Weber Notes, Ploinks, Inc., the Company’s subsidiary, agreed to issue 1,000,000 shares of its common stock to Mr. Weber.

In June 2015, the Company issued 10,000,000 shares of its common stock with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions as an equity contribution. These shares are held in treasury.

In July 2015, the Company issued 13,000,000 shares of its common stock with the Rule 144 restrictive legend and Ploinks, Inc. agreed to issue 3,000,000 common shares of its stock to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement

In July 2015, pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, the Company issued 15,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $408,000 to Mr. Weber as repayment of $265,000 payment due under the agreement.

In July 2015, the Company issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend at a fair market value of $55,200 to Lakeshore in consideration of the Lakeshore’s forbearance in taking action on the existing default until the Lakeshore Note and the Loan Agreement.

In August 2015, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend at a fair market value of $175,700 and Ploinks, Inc. agreed to issue 2,000,000 common shares of its stock to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Loan and the Note Agreement.

In August 2015, the Company and a third party lender entered into an amendment concerning a $51,000 promissory note issued by the Company. Under the terms of the agreement and new convertible note in the principal amount of $11,130, the Company issued 556,522 unrestricted common shares to the lender at conversion price of $0.02 per share. The fair market value of the shares was $12,913 and the note was cancelled.

In August 2015, the Company issued 1,500,000 shares with the Rule 144 restrictive legend to a lender in conjunction with a debt issuance of $100,000.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet and the SiteFlash™ assets and bears a default interest rate of 16%. As of August 19, 2015, the outstanding principal and accrued interest currently due under the note is approximately$1,565,000.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

August 19, 2015	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

