Form 10-Q
period 2015-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2015-11-16
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the issuer had 1,111,601,656 shares of common stock, par value $0.00001, issued and 1,081,601,656 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$256,461	$117,866
Accounts receivable, net of allowance for bad debts of $154,841 and $97,419	141,883	560,879
Prepaid expenses and other current assets	53,171	41,387
Total current assets	451,515	720,132

Property and equipment, net of accumulated depreciation of $1,038,247 and $1,026,654	2,389	28,089
Intangible assets, net of accumulated amortization of $319,397 and $302,016	1,129,509	657,978
Deposits and other	23,928	24,388

Total assets	$1,607,341	$1,430,587

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,255,351	$10,659,737
Accounts payable to related parties	71,843	36,333
Bank overdraft	1,980	7,699
Deferred revenue	1,948,865	2,321,044
Derivative liabilities	-	51,719
Convertible debentures, net of unamortized discounts of $142,718 and $0	437,282	30,000
Current portion - notes payable	3,853,948	4,545,239
Current portion - notes payable to related parties	347,887	348,666
Total current liabilities	16,917,156	18,000,437

Non-current portion – notes payable	715,000	-

Total liabilities	17,632,156	18,000,437

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2015	2014
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized 1,100,101,656 issued and 1,070,101,656 outstanding as of September 30, 2015 and 999,735,151 issued and outstanding as of December 31, 2014	11,002	9,998
Treasury stock; 30,000,000 as of September 30, 2015 and no shares as of December 31, 2014	(300)	-
Additional paid-in capital	21,927,665	19,925,061
Accumulated deficit	(48,979,637)	(47,174,557)
Accumulated other comprehensive income – foreign currency translation	520,912	145,808

Total Vertical Computer Systems, Inc. stockholders’ deficit	(26,520,358)	(27,093,690)

Noncontrolling interest	593,519	621,816
Total stockholders’ deficit	(25,926,839)	(26,471,874)

Total liabilities and stockholders' deficit	$1,607,341	$1,430,587

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Licensing and software	$22,500	$180	$22,500	$2,600,360
Software maintenance	850,287	873,723	2,742,035	2,871,790
Cloud-based offering	86,417	92,437	248,444	299,047
Consulting services	54,967	93,028	186,221	301,860
Other	11,023	13,955	36,811	46,535
Total revenues	1,025,194	1,073,323	3,236,011	6,119,592

Cost of revenues	(465,614)	(406,235)	(1,377,496)	(1,603,718)

Gross profit	559,580	667,088	1,858,515	4,515,874

Operating expenses:
Selling, general and administrative expenses	563,406	1,095,077	2,124,196	4,423,627
Depreciation and amortization	-	10,798	38,412	34,163
Bad debt expense	8,927	-	59,808	-
Impairment of software costs	-	193,293	-	579,204
Total operating expenses	572,333	1,299,168	2,222,416	5,036,994

Operating loss	(12,753)	(632,080)	(363,901)	(521,120)

Other income (expense):
Interest income	1	1	7	17
Gain (Loss) on derivative liabilities	-	88,786	(78,680)	194,381
Loss on debt extinguishment	(173,193)	-	(323,193)	-
Forbearance fees	(699,900)	(94,568)	(948,900)	(256,170)
Interest expense	(64,819)	(222,230)	(588,583)	(668,662)

Net loss before noncontrolling interest and income tax benefit	(950,664)	(860,091)	(2,303,250)	(1,251,554)
Income tax benefit	(675,895)	-	(562,373)	-
Net loss before noncontrolling interest	(274,769)	(860,091)	(1,740,877)	(1,251,554)
Net income (loss) attributable to noncontrolling interest	(36,588)	21,620	(64,203)	(30,439)
Net loss attributable to Vertical Computer Systems, Inc.	(311,357)	(838,471)	(1,805,080)	(1,281,993)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(458,357)	$(985,471)	$(2,246,080)	$(1,722,993)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,057,869,945	999,535,151	1,022,277,163	999,382,952

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Comprehensive loss
Net loss	$(274,769)	$(860,091)	$(1,740,877)	$(1,251,554)
Translation adjustments	209,796	22,890	375,104	175,556
Comprehensive loss	(64,973)	(837,201)	(1,365,773)	(1,075,998)
Comprehensive income (loss) attributable to noncontrolling interest	(36,588)	21,620	(64,203)	(30,439)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(101,561)	$(815,581)	$(1,429,976)	$(1,106,437)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2014 through September 30, 2015

(Unaudited)

					Additional		Other
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2014	999,735,151	$9,998	-	$-	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)

Shares issued for resolution of derivative liabilities	3,309,983	33	-	-	130,366	-	-	-	130,399

Shares issued for reimbursement of stock	500,000	5	-	-	19,995	-	-	-	20,000

Shares issued for accrued interest and loan principal	28,556,522	286	-	-	755,627	-	-	-	755,913

Shares issued for loan forbearance	32,000,000	320	-	-	933,580	-	-	-	933,900

Shares issued to subsidiaries and held in treasury	30,000,000	300	(30,000,000)	(300)	-	-	-	-	-

Shares and warrants issued with convertible debt	6,000,000	60	-	-	153,228	-	-	-	153,288

Amortization of restricted stock awards	-	-	-	-	9,808	-	-	-	9,808

Dividends paid to non-controlling interest	-	-	-	-	-	-	-	(92,500)	(92,500)

Other comprehensive income translation adjustment	-	-	-	-	-	-	375,104	-	375,104

Net loss	-	-	-	-	-	(1,805,080)	-	64,203	(1,740,877)

Balances at September 30, 2015	1,100,101,656	$11,002	(30,000,000)	$(300)	$21,927,665	$(48,979,637)	$520,912	$593,519	$(25,926,839)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(1,740,877)	$(1,251,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,412	34,163
Amortization of debt discounts	10,570	-
Common shares issued for stock compensation	20,000	3,200
Write-off of property and equipment	4,905	-
Bad debt expense	59,808	-
Forbearance fees paid with common stock	933,900	-
Impairment of software development costs	-	579,204
Loss on extinguishment of debt and accrued interest	323,193	-
Loss/(gain) on derivatives	78,680	(194,381)
Amortization of restricted stock awards	9,808	-
Settlement of accrued income taxes	(562,373)	-
Changes in operating assets and liabilities:
Accounts receivable	350,475	415,316
Prepaid expenses and other assets	(11,500)	(19,986)
Accounts payable and accrued liabilities	486,046	755,446
Accounts payable related parties	35,510	-
Deferred revenue	(185,121)	(346,110)
Net cash used in operating activities	(148,564)	(24,702)

Cash flow from investing activities:
Software development	(489,148)	(298,523)
Purchase of property and equipment	-	(6,804)
Net cash used in investing activities	(489,148)	(305,327)

Cash flows from financing activities:
Borrowings on notes payable	335,333	331,282
Borrowings on convertible debentures	550,000	-
Payments of notes payable	(52,448)	(361,345)
Borrowings on related party debt	-	25,500
Payments on related party debt	(780)	(20,992)
Dividends paid	(92,500)	-
Bank overdraft	(5,719)	33,478
Net cash provided by financing activities	733,886	7,923

Effect of changes in exchange rates on cash	42,421	175,316

Net change in cash and cash equivalents	138,595	(146,790)
Cash and cash equivalents, beginning of period	117,866	162,709
Cash and cash equivalents, end of period	$256,461	$15,919

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid for interest	$98,857	$205,463

Non-cash investing and financing activities:
Common shares issued for accrued stock compensation	-	10,226
Common shares issued for conversion of debt and accrued interest	432,720	-
Common stock issued for settlement of derivative liabilities	130,399	-
Debt discount due to shares and warrants issued with debt	153,288	-

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company”, “Vertical” or “VCSY”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), and Vertical Healthcare Solutions, Inc. (“VHS”), each a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), a 93% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary, Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2014 annual report on Form 10-K have been omitted.

Earnings per share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards, stock warrants and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

For the nine months ended September 30, 2015 and 2014, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the nine months ended September 30, 2015, the Company capitalized an aggregate of $489,148 related to software development.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2015, we had negative working capital of approximately $15 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the nine months ended September 30, 2015:

December 31, 2014	$4,575,239
Repayments of third party notes	(52,448)
Borrowings from third parties	885,333
Stock issued for debt payments	(258,552)
Debt discounts due to stock and warrants issued with debt	(153,288)
Amortization of debt discounts	10,570
Currency translation	(624)
September 30, 2015	$5,006,230

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

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash™ technology to Lakeshore which was increased to 8% under an amendment to the Loan Agreement in 2013. In addition, until the Note is paid in full, NOW Solutions agreed to pay a Lakeshore royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date and no royalty was owed as of September 30, 2015 or December 31, 2014.

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes in connection with Lakeshore’s 25% minority ownership interest in NOW Solutions. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and SaaS fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and paid fees of $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional noncontrolling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014.

In July 2015, we entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note. Under the terms of the amendment, the Company issued 13,000,000 common shares with the Rule 144 restrictive legend, resulting in a forbearance loss of $455,000 and Ploinks, Inc. agreed to issue 3,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal. Also in July 2015, the Company further amended the Lakeshore Note and the Loan Agreement with Lakeshore. Pursuant to this Agreement, the Company issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $54,200 and paid $15,000 to Lakeshore as forbearance fees.

In August 2015, we entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note. Under the terms of the amendment, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $175,700 and Ploinks, Inc. agreed to issue 2,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal.

The Company also agreed to make a $500,000 payment for amounts due to Lakeshore under the Lakeshore Note and the Loan Agreement. In the event that the Company did not make the Lakeshore $500,000 payment on or before August 21, 2015, then Lakeshore in lieu of the $500,000 payment, would obtain a purchase option (the “2015 Purchase Option”) to purchase an additional 250 shares of NOW Solutions common stock (representing a 25% ownership interest in NOW Solutions) until December 31, 2015 as follows: (a) 84 shares of NOW Solutions common stock currently owned by VCSY for a purchase price of $450,000 and (b) 166 shares of NOW Solutions common stock for a purchase price of $500,000 payable to NOW Solutions.

Furthermore, in the event that the Company did not make the $500,000 payment to Lakeshore on or before August 21, 2015, no further payment on the Note will be due until January1, 2016 at which time the Note plus all accrued interest will be recalculated and the Note will be re-amortized under the same interest rate and terms as the Note and the maturity date of the Note will be extended 10 years from January 1, 2016. In October 2015, Lakeshore provided notice to the Company of its intent to exercise the 2015 Purchase Option concerning the purchase of additional common shares of NOW Solutions, then Lakeshore’s option will be cancelled and the Company shall make a principal reduction payment in the amount of $250,000 on or before December 31, 2015.

In the event that Lakeshore exercises the 2015 Purchase Option and purchases the additional common shares of NOW Solutions by December 31, 2015, then (a) after the second year, but before the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, the Company will have the option to purchase for cash, all of Lakeshore's 500 shares for a price equal to the greater of $4.0 Million, 60% of trailing twelve months revenue, or 2.75X EBITDA. If the Company does not exercise its purchase option prior to the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, then Lakeshore will have a purchase option to purchase for cash, all of the Company’s 500 shares for the greater of $3.5 Million, 55% of trailing twelve months revenue, or 2.50 X EBITDA, which will expire at the end of the seventh year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option if exercised by Lakeshore.

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

At September 30, 2015, the Note was in default. During the nine months ended September 30, 2015, the Company paid dividends to Lakeshore of $92,500.

Additional Financing

In March 2015, Taladin, Inc., a subsidiary of the Company, and a third party lender entered into a loan agreement under which the lender loaned Taladin $100,000. Pursuant to the loan agreement, Taladin, issued a promissory note in the principal amount of $100,000 bearing interest at 12% per annum and due on demand.

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

Also in June 2015, Mr. Weber was issued 10,000,000 common shares as forbearance resulting in a forbearance loss of $249,000 and 10,000,000 common shares as repayment of $100,000 of accrued interest resulting in a loss on extinguishment of $150,000.  In July 2015, Mr. Weber was issued 15,000,000 common shares (at a fair market value of $408,000) as repayment of accrued interest and principal $259,010 owed under a judgment, resulting in a loss on extinguishment of $148,985.  These shares were issued to Mr. Weber in lieu of payments due under an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company.

In August 2015, the Company issued 556,522 shares of its common stock with the Rule 144 restrictive legend to a third party lender at a fair market value of $13,913 as repayment of debt and accrued interest of $11,130 resulting in a loss on extinguishment of $2,783.

In August 2015, the Company granted stock awards to an employee consisting of 3,000,000 shares of its common stock with the Rule 144 restrictive legend (at a fair market value of $84,000), 60,000 shares of preferred stock of VHS and 200,000 shares of common stock of Ploinks, Inc. in connection with a loan modification agreement to pay off accrued interest in the amount of $62,575 related to certain loans made by the employee to the Company and its affiliates. This resulted in a loss on extinguishment of $21,425. The fair value of the VHS and Ploinks shares was determined to be nominal.

In the third quarter ended September 30, 2015, the Company borrowed $150,000 from a third party lender. The note is due on demand. The company made payment of $50,000 on this loan during the third quarter ended September 30, 2015.

During the third quarter ended September 30, 2015, the Company borrowed $25,333 from a third party lender. The notes are due on demand and bear interest at 11%. The Company made payments of $2,448 during the third quarter ended September 30, 2015.

Convertible Debentures

During the nine months ended September 30, 2015, the Company issued $550,000 of convertible debentures to various third party lenders for loans made to the Company in the aggregate amount of $550,000. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share). In connection with the loans, the Company also issued a total of 6,000,000 shares of common stock of the Company to the lenders and 3-5 year warrants under which each lender may purchase in aggregate a total of 5,500,000 shares of common stock of the Company at a purchase price of between $0.05-$0.10 per share (of which one warrant for 1,000,000 includes a cashless warrant exercise provision). In connection with the issuance of common stock and warrants, the Company recorded a discount of $153,288 against the face value of the loans based on the relative fair market value of the common stock and warrants. The discount is being amortized over twelve months and $10,570 of amortization expense was recognized for the nine months ended September 30, 2015.

For additional transactions after September 30, 2015, please see “Subsequent Events” in Note 8.

Note 4. Derivative Liability and Fair Value Measurements

Derivative liability

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities. Mr. Valdetaro is the CTO of the Company.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between MRC and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the three months ended March 31, 2015.

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

These contractual commitments to replace all of the shares associated with the derivative liability in 2014 was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. As of September 30, 2015, the derivative liability has been eliminated since the shares have been issued or the obligation to issue the shares has been resolved. As of December 31, 2014, the aggregate fair value of the derivative liabilities was $51,719.

The aggregate change in the fair value of derivative liabilities resulted in a loss of $78,680 and a gain of $194,381 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2015:
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

In March 2015, in connection with a $100,000 loan to Taladin, Ploinks, Inc. agreed to issue 1,000,000 shares of its common stock to the third party lender. The fair value of these subsidiary shares was determined to be nominal.

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

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the nine months ended September 30, 2015.

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

In June 2015, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions. These shares are held in treasury.

In July 2015, the Company issued 13,000,000 common shares with the Rule 144 restrictive legend resulting in a forbearance loss of $455,000 and Ploinks, Inc. agreed to issue 3,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal.

In July 2015, the Company issued 15,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $408,000 as repayment of a $265,000 payment due under the agreement pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, This resulting in a loss on extinguishment of $148,985. For additional details about the judgment and the agreement, please “Legal Proceedings” under Note 7.

In July 2015, the Company paid a $15,000 forbearance fee and issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $54,200 to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement.

In August 2015, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $175,700 to Lakeshore. In connection with the amendment, and in lieu of a $500,000 payment the Company was obligated to make under the amendment, Lakeshore also obtained a purchase option (the “2015 Purchase Option”) to purchase an additional 250 shares of NOW Solutions common stock (representing a 25% ownership interest in NOW Solutions) until December 31, 2015 as follows: (a) 84 shares of NOW Solutions common stock currently owned by VCSY for a purchase price of $450,000 and (b) 166 shares of NOW Solutions common stock for a purchase price of $500,000 payable to NOW Solutions. In the event that Lakeshore exercises the 2015 Purchase Option and purchases the additional common shares of NOW Solutions, then (a) after the second year, but before the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, the Company will have the option to purchase for cash, all of Lakeshore's 500 shares for a price equal to the greater of $4.0 Million, 60% of trailing twelve months revenue, or 2.75X EBITDA. If the Company does not exercise its purchase option prior to the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, then Lakeshore will have a purchase option to purchase for cash, all of the Company’s 500 shares for the greater of $3.5 Million, 55% of trailing twelve months revenue, or 2.50 X EBITDA, which will expire at the end of the seventh year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option if exercised by Lakeshore.

In August 2015, the Company issued 556,522 shares of its common stock with the Rule 144 restrictive legend to a third party lender at a fair market value of $13,913 as repayment of debt and accrued interest of $11,130 resulting in a loss on extinguishment of $2,783.

In August 2015. the Company granted stock awards to an employee consisting of 3,000,000 shares of its common stock with the Rule 144 restrictive legend (at a fair market value of $84,000), 60,000 shares of preferred stock of VHS and 200,000 shares of common stock of Ploinks, Inc. in connection with a loan modification agreement to pay off accrued interest in the amount of $62,575 related to certain loans made by the employee to the Company and its affiliates. This resulted in a loss on extinguishment of $21,425. The fair value of the VHS and Ploinks shares was determined to be nominal.

In September 2015, the Company issued 2,250,000 shares of its common stock with the Rule 144 restrictive legend to employees of the Company and its subsidiaries (at a fair market value of $54,750), pursuant to restricted stock agreements under which the shares vest in equal installments over a 24-30 month period. $9,808 was recognized as compensation expense related to these shares during the three months ended September 30, 2015. As of September 30, 2015, $44,942 remains to be amortized over the remaining vesting period.

In September 2015, the Company issued 800,000 shares of common stock of Ploinks, Inc. to employees of the Company and its subsidiaries, pursuant to restricted stock agreements under which the shares vest in equal installments over a 24-30 month period. The fair value of the Ploinks shares was determined to be nominal.

During the nine months ended September 30, 2015, the Company issued $550,000 of convertible debentures to various third party lenders for loans made to the Company in the aggregate amount of $550,000. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share). In connection with the loans, the Company also issued a total of 6,000,000 shares of common stock of the Company to the lenders and 3-5 year warrants under which each lender may purchase in aggregate a total of 5,500,000 shares of common stock of the Company at a purchase price of between $0.05-$0.10 per share (of which one warrant for 1,000,000 includes a cashless warrant exercise provision). In connection with the issuance of common stock and warrants, the Company recorded a discount of $153,288 against the face value of the loans based on the relative fair market value of the common stock and warrants. The discount is being amortized over twelve months and $10,570 of amortization expense was recognized for the nine months ended September 30, 2015.

For additional common stock and preferred stock transactions after September 30, 2015, please see “Subsequent Events” in Note 8.

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

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the nine months ended September 30, 2015.

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

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, MRC and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. In June 2015, the Company and Mr. Weber entered into an agreement to pay off the $365,000 outstanding balance under the judgment, which included $275,000 in principal, accrued interest, attorney’s fees and court costs. Under the terms of the agreement, the Company issued 10,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $250,000 in consideration of Mr. Weber’s forbearance in not taking any action to enforce the judgment. The Company also agreed to make payments of $100,000 by June 15, 2015 and $265,000 by July 15, 2015, or in the alternative, the Company had the option to issue another 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $100,000 payment and issue an additional 15,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $265,000 payment. On June 15, 2015, the Company issued 10,000,000 shares with the Rule 144 restrictive legend at a fair market value of $250,000 to Mr. Weber as repayment of a $100,000 payment resulting in a loss on extinguishment of $150,000. On July 15, 2015, the Company issued 15,000,000 shares with the Rule 144 restrictive legend at a fair market value of $408,000 to Mr. Weber as repayment of the $265,000 payment. Pursuant to the agreement, Mr. Weber filed disposition documents that the judgment has been satisfied and this matter is resolved.

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

Note 8. Subsequent Events

In October 2015 the Company issued $50,000 of convertible debentures to a third party lender for a $50,000 loan made to the Company. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the lender may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 500,000 shares of common stock of the Company to the lender and a 3 year warrant under which the lender may purchase a total of 500,000 shares of common stock of the Company at a purchase price of $0.10 per share.

In October 2015, the Company and a third party lender entered into an agreement concerning loans made by the lender to the Company during 2015 for $65,833, which bear interest at 12% per annum and are due on demand.  In connection with this agreement, the Company issued 1,500,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $29,250.

In October 2015, the Company and a third party lender entered into an amendment of a forbearance agreement concerning a $100,000 and $50,000 note issued by the Company under which the Company issued 1,000,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $20,000 as a forbearance fee and 7,000,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $140,000 to cancel $63,907 of accrued interest due under both notes.

In October 2015, the Company and a third party lender entered into a forbearance agreement concerning certain notes in the aggregate principal amount of $1,288,919 issued by the Company to the lender under which the Company issued 1,500,000 shares of VCSY common stock with the Rule 144 restrictive legend as a forbearance fee.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2015 and 2014, $489,148 and $298,523 of internal costs were capitalized, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared To Three and Nine Months Ended September 30, 2014

Total Revenues. We had total revenues of $1,025,194 and $1,073,323 for the three months ended September 30, 2015 and 2014, respectively. The decrease in total revenues was $48,129 for the three months ended September 30, 2015 representing a 4.5% decrease compared to the total revenues for the three months ended September 30, 2014. Substantially all of the revenues for the three months ended September 30, 2015 and 2014 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $22,528 or 2.2% of total revenues for the three months ended September 30, 2014 and $24,410 or 2.3% of total revenues for the three months ended September 30, 2014.

Revenues for the three months ended September 30, 2015 and 2014 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. There were $22,500 of new licensing sales of our emPath® product during the third quarter of 2015 compared to none for the third quarter of 2014. Software maintenance in the three months ended September 30, 2015 decreased by $23,436 or 2.7% from the same period in the prior year. The revenue decrease in software maintenance is related to the effects of unfavorable currency rate changes on our Canadian maintenance revenue somewhat offset by an increase in US maintenance revenue. Consulting revenue, in the three months ended September 30, 2015 decreased by $38,061 from the same period in the prior year, which represents a 41.2% decrease. This decrease was due to reduced consulting services for version upgrades and enhancements to existing accounts during the third quarter of 2015. Cloud-based revenues were $86,417 for the three months ended September 30, 2015 compared to $92,437 for the same period in the prior year, representing a $6,020 decrease or 6.5%. The decrease is related to the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended September 30, 2015 decreased by $2,932 or 21.0% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $3,236,011 and $6,119,592 in the nine months ended September 30, 2015 and 2014, respectively. The decrease in total revenues was $2,883,581 for the nine months ended September 30, 2015 representing a 47.1% decrease compared to the total revenues for the nine months ended September 30, 2014. Substantially all of the revenues for the three months ended September 30, 2015 were related to the business operations of NOW Solutions. Revenue for NOW Solutions was $3,405,751 or 55.7% and revenue for VCSY was $2,600,000 or 42.5% of total revenues for the nine months ended September 30, 2014. Revenue from SnAPPnet, Inc. was $61,966 or 1.9% of total revenues for the nine months ended September 30, 2015 and $113,841 or 1.9% of total revenues for the nine months ended September 30, 2014.

Revenues for the nine months ended September 30, 2015 and 2014 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. The revenue from new software licenses increased by $2,577,860 compared to that for the nine months ended September 30, 2014 as there were no new licensing sales of SiteFlash™ during 2015. Software maintenance in the nine months ended September 30, 2015 decreased by $129,755 or 4.5% from the same period in the prior year. The revenue decrease in software maintenance is related to the effects of unfavorable currency rate changes on our Canadian maintenance revenue somewhat offset by an increase in US maintenance revenue. Consulting revenue, in the nine months ended September 30, 2015, decreased by $115,639 from the same period in the prior year, which represents a 38.7% decrease. This decrease was primarily due to reduced consulting services for version upgrades and enhancements to existing accounts during the nine months ended September 30, 2015. Cloud-based revenues were $248,444 for the nine months ended September 30, 2015 compared to $299,047 for the same period in the prior year, representing a $50,603 decrease or 16.8%. The decrease is primarily related to a decrease in SnAPPnet hosting fees and the effects of unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the nine months ended September 30, 2015 decreased by $9,724 or 20.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $465,614 for the three months ended September 30, 2015, compared to $406,235 for the three months ended September 30, 2014. The increase in cost of revenues of $59,379 represents a 14.6% increase. The increase in direct cost of revenues was primarily due to a third quarter 2014 adjustment to reduced estimated royalties for the year.

For the nine months ended September 30, 2015, direct costs of revenues were $1,377,496 compared to $1,603,718 for the same period in 2014 resulting in a decrease of $226,222 or 14.1%. The decrease in direct cost of revenues was primarily due to decreased payroll costs, increased royalties, commissions and rent.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $563,406 and $1,095,077 in the three months ended September 30, 2015 and 2014, respectively. The decrease of $531,671 is 48.6% less than the same period in 2014. We had decreased legal expenses to prosecute patent infringement on the Company’s intellectual property, decreased penalties related to delinquent tax payments and decreased payroll costs.

For the nine months ended September 30, 2015 we had selling, general and administrative expenses of $2,124,196 compared to $4,423,627 for the nine months ended September 30, 2014. The decrease of $2,299,431 was 52.0% lower than the same period in 2014. We had decreased legal expenses to prosecute patent infringement on the Company’s intellectual property, decreased penalties related to delinquent payroll tax payments, decreased foreign withholding taxes, decreased royalties, consulting fees and rent.

Depreciation and amortization. For the three months ended September 30, 2015, all property and equipment and intangible assets were fully depreciated and amortized compared to $10,798 of depreciation and amortization for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, $38,412 and $34,163, respectively of depreciation and amortization was recorded.

Bad debt expense. During the three and nine months ended September 30, 2015, $8,927 and $59,808, respectively was recorded for accounts receivables that was greater than ninety days past due. No bad debt expense was recorded for 2014.

Impairment of Software Costs. During the three and nine months ended September 30, 2014, $193,293 and $579,204, respectively of capitalized software development costs were considered impaired. There was no impairment for 2015.

Gain (Loss) on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. During the first quarter 2015, the Company issued common shares and eliminated the derivative liabilities. The gain on derivative liabilities was $88,786 for the three months ended September 30, 2014. The loss on derivative liabilities was $78,680 for the nine months ended September 30, 2014 compared to a loss of $194,381 for the nine months ended September 30, 2014.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended September 30, 2015 were $699,900 compared to $94,568 for the three months ended September 30, 2014. The fees for the three months ended September 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the rule 144 restrictive legend issued to a VCSY lender and 22 million shares of VCSY common stock with the rule 144 restrictive legend issued to the senior secured lenders of NOW Solutions. The fees for the three months ended September 30, 2014 are related to the senior secured debt of NOW Solutions.

Forbearance fees for the nine months ended September 30, 2015 were $948,900 compared to $256,170 for the nine months ended September 30, 2014. The fees for the nine months ended September 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the rule 144 restrictive legend issued to a VCSY lender and 22 million shares of VCSY common stock with the rule 144 restrictive legend issued to the senior secured lenders of NOW Solutions. The forbearance fees for the nine months ended September 30, 2014 are primarily related to the senior secured debt of NOW Solutions.

Loss on Debt Extinguishment. We had a $173,193 and $323,193 loss on debt extinguishment for the three and nine months ended September 30, 2015. The loss relates to the fair market value of the issuance of 28,556,522 shares with the rule 144 restrictive legend of VCSY common stock to VCSY, NOW Solutions and Priority Time lenders to settle debt and accrued interest payments.

Interest Expense. We had interest expense of $64,819 and $222,230 for the three months ended September 30, 2015 and 2014, respectively. Interest expense decreased by $157,411 representing a decrease of 70.8% compared to the same expense in the three months ended September 30, 2014. The decrease was primarily due to an adjustment in 2015 on interest recorded in a prior year on the settlement of Canadian income taxes.

For the nine months ended September 30, 2015, we had interest expense of $588,583 compared to $668,662 for the same period in 2014, representing a $80,079 or 12% decrease for the period. The decrease was primarily due to an adjustment in 2015 on interest recorded in a prior year on the settlement of Canadian income taxes somewhat offset by increased borrowings in 2015.

Net loss before income taxes. We had a net loss before income taxes of $950,664 and $860,091 for the three months ended September 30, 2015 and 2014, respectively. The net loss before income taxes for the three months ended September 30, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $12,753. This loss was increased by forbearance fees, loss on debt extinguishment and interest expense. The net loss for the three months ended September 30, 2014 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $632,080. This loss was increased by impairment of software development costs, forbearance fees and interest expense which was somewhat offset by a gain on derivative liability.

We had a net loss before income taxes of $2,303,250 and $1,251,554 for the nine months ended September 20, 2015 and 2014, respectively. The net loss before income taxes was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $363,901. This loss was increased by forbearance fees, loss on derivative liability, loss on debt extinguishment and interest expense. The net loss for the nine months ended September 30, 2014 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $521,120. This income was reduced by impairment of software development costs, forbearance fees and interest expense, which was somewhat offset by a gain on derivative liability.

Income tax benefit. We had an income tax benefit of $675,895 and $562,373 for the three and nine months ended September 30, 2015, respectively. The income tax benefit is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax benefit is related to an adjustment for the settlement of Canadian income taxes recorded in a previous year.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended September 30, 2015 and 2014 and $441,000 for both the nine months ended September 30, 2015 and 2014.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $458,357 and $985,471 for the three months ended September 30, 2015 and 2014, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $2,246,080 and $1,722,993 for the nine months ended September 30, 2015 and 2014, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

At September 30, 2015, we had non-restricted cash-on-hand of $256,461 compared to $117,866 at December 31, 2014.

Net cash used in operating activities for the nine months ended September 30, 2015 was $148,564 compared to net cash used in operating activities of $24,702 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 we received $3,485,041 of cash from customers, used $1,925,341 for payroll, benefits and payroll taxes, $98,857 for interest payments, $378,691 for professional fees, $96,006 for insurance payments, $215,063 for tax payments other than payroll, $79,186 for audit fees and $840,460 for accounts payable to vendors.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $372,179 or 16% from the balance at December 31, 2014. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $560,879 (net of allowance for bad debts) at December 31, 2014 to $141,883 (net of allowance for bad debts) at September 30, 2015. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $10,659,737 at December 31, 2014 to $10,255,351 at September 30, 2015. The change is primarily related to increased accounts payable, executive payroll and accrued interest partially offset by decreased taxes, penalties and interest payable related to the settlement of Canadian income taxes. The resulting balance at September 30, 2014 is 72 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2015 and September 30, 2014 of $489,148 and $305,327, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2015, we paid $53,228 of principal on notes payable and related party notes payable, paid dividends of $92,500 to NOW Solutions noncontrolling interest owners and had $885,333 of new debt funding in the same period. For the nine months ended September 30, 2014, we paid $382,337 of principal on notes payable and notes payable to related parties and had $356,782 of new debt funding in the same period.

The total change in cash for the nine months ended September 30, 2015 was an increase of $138,595.

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

	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2015	2015	2016	2017	2018	2019+

Notes payable	$4,916,835	$4,101,835	$100,000	$148,278	$151,722	$415,000
Convertible debentures	580,000	30,000	550,000	-	-	-
Operating lease	227,411	20,023	76,380	74,204	56,804	-
Total	$5,724,246	$4,151,858	$726,380	$222,482	$208,526	$415,000

Of the notes payable, the default status is as follows:

	September 30, 2015	December 31, 2014

In default	$3,868,022	$4,758,405
Not in default	1,486,095	165,500

Total Notes Payable	$5,354,117	$4,923,905

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $1,740,877 and $1,251,554 for the nine months ended September 30, 2015 and 2014, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2015, we had negative working capital of approximately $15 million (although this figure includes deferred revenue of approximately $1.9 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On February 4, 2014, Victor Weber filed a lawsuit against Vertical, MRC and Richard Wade in the District Court of Clark County, Nevada for failure to make payment of the outstanding balance due under a $275,000 promissory note issued by Vertical to Mr. Weber. On July 24 2014, the court granted plaintiff’s motion for summary judgment against defendants. The judgment was filed on September 18, 2014. In June 2015, the Company and Mr. Weber entered into an agreement to pay off the $365,000 outstanding balance under the judgment, which included $275,000 in principal, accrued interest, attorney’s fees and court costs. Under the terms of the agreement, the Company issued 10,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $250,000 in consideration of Mr. Weber’s forbearance in not taking any action to enforce the judgment. The Company also agreed to make payments of $100,000 by June 15, 2015 and $265,000 by July 15, 2015, or in the alternative, the Company had the option to issue another 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $100,000 payment and issue an additional 15,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of making the $265,000 payment. On June 15, 2015, the Company issued 10,000,000 shares with the Rule 144 restrictive legend at a fair market value of $250,000 to Mr. Weber as repayment of a $100,000 payment resulting in a loss on extinguishment of $150,000. On July 15, 2015, the Company issued 15,000,000 shares with the Rule 144 restrictive legend at a fair market value of $408,000 to Mr. Weber as repayment of the $265,000 payment. Pursuant to the agreement, Mr. Weber filed disposition documents that the judgment has been satisfied and this matter is resolved.

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

In March 2015, in connection with a $100,000 loan to Taladin, Ploinks, Inc. agreed to issue 1,000,000 shares of its common stock to the third party lender. The fair value of these subsidiary shares was determined to be nominal.

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

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and $20,000 was recognized as stock reimbursement expense during the nine months ended September 30, 2015.

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

In June 2015, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions. These shares are held in treasury.

In July 2015, the Company issued 13,000,000 common shares with the Rule 144 restrictive legend resulting in a forbearance loss of $455,000 and Ploinks, Inc. agreed to issue 3,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal.

In July 2015, the Company issued 15,000,000 shares of its common stock with the Rule 144 restrictive legend to Mr. Weber at a fair market value of $408,000 as repayment of a $265,000 payment due under the agreement pursuant to an agreement between the Company and Victor Weber to pay off a judgment held by Mr. Weber against the Company, This resulting in a loss on extinguishment of $148,985.

In July 2015, the Company paid a $15,000 forbearance fee and issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $54,200 to Lakeshore in consideration of Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement.

In August 2015, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $175,700 to Lakeshore. In connection with the amendment, and in lieu of a $500,000 payment the Company was obligated to make under the amendment, Lakeshore also obtained a purchase option (the “2015 Purchase Option”) to purchase an additional 250 shares of NOW Solutions common stock (representing a 25% ownership interest in NOW Solutions) until December 31, 2015 as follows: (a) 84 shares of NOW Solutions common stock currently owned by VCSY for a purchase price of $450,000 and (b) 166 shares of NOW Solutions common stock for a purchase price of $500,000 payable to NOW Solutions. In the event that Lakeshore exercises the 2015 Purchase Option and purchases the additional common shares of NOW Solutions, then (a) after the second year, but before the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, the Company will have the option to purchase for cash, all of Lakeshore's 500 shares for a price equal to the greater of $4.0 Million, 60% of trailing twelve months revenue, or 2.75X EBITDA. If the Company does not exercise its purchase option prior to the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, then Lakeshore will have a purchase option to purchase for cash, all of the Company’s 500 shares for the greater of $3.5 Million, 55% of trailing twelve months revenue, or 2.50 X EBITDA, which will expire at the end of the seventh year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option if exercised by Lakeshore.

In August 2015. the Company granted stock awards to an employee consisting of 3,000,000 shares of its common stock with the Rule 144 restrictive legend (at a fair market value of $84,000), 60,000 shares of preferred stock of VHS and 200,000 shares of common stock of Ploinks, Inc. in connection with a loan modification agreement to pay off accrued interest in the amount of $62,575 related to certain loans made by the employee to the Company and its affiliates. This resulted in a loss on extinguishment of $21,425. The fair value of the VHS and Ploinks shares was determined to be nominal.

In September 2015, the Company issued 2,250,000 shares of its common stock with the Rule 144 restrictive legend to employees of the Company and its subsidiaries (at a fair market value of $54,700), pursuant to restricted stock agreements under which the shares vest in equal installments over a 24-30 month period. $9,808 was recognized as compensation expense related to these shares during the three months ended September 30, 2015.

In September 2015, the Company issued 800,000 shares of common stock of Ploinks, Inc. to employees of the Company and its subsidiaries, pursuant to restricted stock agreements under which the shares vest in equal installments over a 24-30 month period. The fair value of the Ploinks shares was determined to be nominal.

During the nine months ended September 30, 2015, the Company issued $550,000 of convertible debentures to various third party lenders for loans made to the Company in the aggregate amount of $550,000. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share). In connection with the loans, the Company also issued a total of 6,000,000 shares of common stock of the Company to the lenders and 3-5 year warrants under which each lender may purchase in aggregate a total of 5,500,000 shares of common stock of the Company at a purchase price of between $0.05-$0.10 per share (of which one warrant for 1,000,000 includes a cashless warrant exercise provision). In connection with the issuance of common stock and warrants, the Company recorded a discount of $153,288 against the face value of the loans based on the relative fair market value of the common stock and warrants. The discount is being amortized over twelve months and $10,570 of amortization expense was recognized for the nine months ended September 30, 2015.

In October 2015, the Company issued $50,000 of convertible debentures to a third party lender for a $50,000 loan made to the Company. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the lender may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 500,000 shares of common stock of the Company to the lender and a 3 year warrant under which the lender may purchase a total of 500,000 shares of common stock of the Company at a purchase price of $0.10 per share.

In October 2015, the Company and a third party lender entered into an agreement concerning loans made by the lender to the Company during 2015 for $65,833, which bear interest at 12% per annum and are due on demand.  In connection with this agreement, the Company issued 1,500,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $29,250.

In October 2015, the Company and a third party lender entered into an amendment of a forbearance agreement concerning a $100,000 and $50,000 note issued by the Company under which the Company issued 1,000,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $20,000 as a forbearance fee and 7,000,000 shares of VCSY common stock with the Rule 144 restrictive legend at a fair market value of $140,000 to cancel $63,907 of accrued interest due under both notes.

In October 2015, the Company and a third party lender entered into a forbearance agreement concerning certain notes in the aggregate principal amount of $1,288,919 issued by the Company to the lender under which the Company issued 1,500,000 shares of VCSY common stock with the Rule 144 restrictive legend as a forbearance fee.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet and the SiteFlash™ assets and bears a default interest rate of 16%. As of November 16, 2015, the outstanding principal and accrued interest currently due under the note is approximately $1,565,000. In August 2015, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend at a fair market value of $175,700 to Lakeshore in consideration of an amendment between the parties and Lakeshore’s forbearance from taking any action concerning the existing defaults under the Lakeshore Note and the Loan Agreement provided the $2,500 weekly payments are made and the January 15, 2016 reconciliation payment is made (for more details to the amendment of the Loan Agreement and the Note, please see Item 1, Note 3).

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 16, 2015	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)