Form 10-K
period 2015-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2016-04-14
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐      No☒

Issuer’s revenues for fiscal year ended December 31, 2015: $ 4,263,635

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $37,896,769.

As of April 14, 2016, the issuer had 1,129,367,529 shares of common stock, par value $0.00001, issued and outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

We developed a private communication platform based upon our patented technologies that we believe will change the nature of communication on the Internet by providing individuals with a true private communication channel as well as personal cloud capabilities.

VCSY’s platform eliminates the central server component in communications over the Internet and is based on the user having a web server on their mobile device, which may be synchronized with their tablet, PC or other hardware components (i.e. storage disks). VCSY’s platform is not a social media product, but rather a platform for users wanting to protect their data and information flow.

VCSY’s first application to be built upon that platform is Ploinks™, a personal private communication channel. Ploinks™ provides users with the ability to protect their data such as images, messages or videos, that protection being from both unwanted data transmissions and from third parties gaining ownership rights to their data. While users may still use all social media applications currently available, Ploinks™ provides a means to preserve and protect the part of the data they want to keep control of. Ploinks™ is currently in the beta-testing stage and we anticipate launching this product within the next few months.

Administrative Software

Our main administrative application software, emPath®, which is designed to handle complex payroll and human resources challenges, is developed, marketed and maintained by NOW Solutions. emPath® is natively Web-based, which means that the application can easily be accessed with a web browser. NOW Solutions, a 75% owned subsidiary, is selling emPath® in the United States and Canadian markets both as a software solution and a Software-as-a-Service (“SaaS”) offering, also known as Cloud-based offering. For a description of our cloud computing model for emPath®, please see the section entitled “Cloud-based services” below.

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

Our time and attendance software, PTS™, has been designed with the flexibility to meet the needs of a simple small business requirements as well as the most complex union-intensive clients through a rule-based time policy system coupled with a dashboardlet™ feature for presentations of information supporting numerous databases including Oracle, DB2 and SQL. For a description of this feature, please see the section entitled “Internet Core Technologies” below.

PTS™ will be marketed as a stand-alone best-of-breed solution through Priority Time Systems, Inc. (“Priority Time”) as well as an integrated module within emPath®, which we are marketing to emPath®’s existing customer base. Our initial marketing efforts are focused on the United States and Canadian markets.

SnAPPnet™ is currently marketed as a best-of-breed standalone solution through SnAPPnet, Inc. We are in the process of integrating this product with emPath® so it can also be sold to NOW Solutions’ customers as an emPath® module.

We have other administrative software in various stages of development which will be marketed through our subsidiaries including Priority Time, Vertical Healthcare Solutions, Inc. (“VHS”), and Taladin, Inc., (“Taladin”).

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

In addition, we have converted our SiteFlash™ product to offer it in a cloud-based configuration. We intend to concentrate our initial marketing efforts for internal development projects connected with our private communication platform and its applications. For a description of SiteFlash™, please see the section entitled “Internet Core Technologies” below.

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

Our first patented internet core technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, permitting these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of a web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content includes text, pictures or multimedia. Form includes graphics and website colors, layout and design. Function includes the activities performed by or actions executed on the website. In this way, each element of a website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex websites. This separation of form, function, and content also allows for the rapid creation of affiliated websites. SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features of SiteFlash™’s are its affiliation/syndication capability, its multi-lingual capability, and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability).

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

The fourth Internet core technology is based on a web server technology that was licensed to the Company. This technology was acquired with the intent to modify it and use it, along with the Emily™ technology, five other patent-pending applications and our SiteFlash™ patents, as a basis to create a core private communication platform. In 2016, using this communication platform, we plan to launch, through our subsidiary, Ploinks, Inc, a personal private mobile communications channel, known as Ploinks™. Ploinks™, version 1.7 is currently in the process of beta testing.

In addition, in the summer of 2010, we elected to utilize a new software development platform which we used for PTS™ and also created “dashboardletsTM” (a proprietary tool for business intelligence) allowing the scalability to meet large and/or complex customer requirements. In addition, this development platform will be used to develop other modules for our software solutions and to support SnAPPnet™ and certain portions of emPath®.

Intellectual Property Assets

Our SiteFlash technology is a System and Method for Generating Web sites in an Arbitrary Object Framework. This unique ability is patented under U.S. Patent No. 6,826,744 and continuation patent U.S. Patent No. 7,716,629 as well as a continuation patent (U.S. Patent No. 8,949,780) of U.S. Patent No. 7,716,629.

Our Emily™ core technology is the basis for a “Web-based collaborative data collection system”, which allows a disparate and distributed database to be viewed and updated as if it was a single large database. This unique ability is patented under U.S. Patent No. 7,076,521.

Our Emily™ XML scripting language, coupled with other Company technology, is the basis for development of mobile applications. This unique ability is patented under U.S. Patent No. 8,578,266.

Our patent for a “System and Method Running a Web Server on a Mobile Internet Device,” which is part of our Mobile Framework (the “MLE Framework") and covers the Tiny Web Server, which is also a component of our MLE Framework. This unique ability is patented under U.S. Patent No. 9,112,832.

Our fiber optic patent is an invention for “Transmission of Images Over a Single Filament of Fiber Optic Cable” under U.S Patent No. 6718103.

Finally, we have other mobile technologies, which are patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Government Sector- Emergency Response	ResponseFlash™	Vertical	GIS (b)
Software development units	Emily™	Vertical	VHS(a)
Content Management Framework	SiteFlash™	Vertical	Unifocus(c)
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (d)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a) , NOW Solutions (d)
Private communication	Ploinks™	Vertical	Ploinks, Inc.(e)

(a)	Physician market (including medical clinics but not including hospitals)
(b)	Government market
(c)	Hospitality market (including hotels, fast food chains, theme parks, restaurant chains, but not including casinos)
(d)	Clients of NOW Solutions
(e)	Personal private communications channel for individual consumers

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

NOW Solutions has converted some of its existing customers to its cloud-based model and is in the process of developing methods to introduce its cloud-based offering (supporting MS SQL, Oracle and DB2 databases) through distributors in the United States. During the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we are labeling “tailored cloud-based”, which can fulfill our customers’ unique requirements while giving them the benefits of a cloud-based offering.

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

For the 12 months ended December 31, 2015, NOW Solutions had approximately $415,456 of total assets, revenues of approximately $4,186,363 and net income of approximately $857,120.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company. Taladin is being positioned to be the parent company for NOW Solutions, Priority Time and SnAPPnet in order to coordinate the Company’s business administrative software product lines as well as its marketing efforts.

For the 12 months ended December 31, 2015, Taladin had no material assets, no revenues and a net loss of approximately $15,649.

Ploinks, Inc.

Ploinks, Inc., a Texas corporation (formerly OptVision Research, Inc.), is a 93% owned subsidiary of the Company.

Vertical has licensed its private communication platform to Ploinks, Inc., for use by consumers as a personal private communication channel. The Ploinks™ application is currently in beta-testing and we anticipate launching this product within the next few months.

For the 12 months ended December 31, 2015, Ploinks, Inc. had no material assets, no revenues and no expenses.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. VHS will market a new platform called the “Physicians Bridge”, which will be the basis for marketing applications to physicians utilizing other Vertical technologies and products which were licensed for the physician market by Vertical to VHS in 2010.   Vertical will license its communication platform to VHS to be utilized as a communication channel between physicians as well as a communication channel between physicians and patients.

For the 12 months ended December 31, 2015, VHS had no material assets, no material revenues, and a net loss of approximately $141,031.

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

Priority Time has been developing PTS™, a time and attendance product that will be offered as both a standalone product and as an integrated module within emPath®. In late spring 2010, we elected to stop development of PTS™ in its then-current form and switched to a new development platform. That new platform allowed us to create a cloud-based solution that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets (i.e. medical, government, casinos, and hospitality).

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

For the 12 months ended December 31, 2015, Priority Time had no material assets, no material revenues and a net loss of approximately $3,153.

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

Specifications are being finalized to rewrite SnAPPnet™ core application to utilize our new administrative development platform, including our proprietary dashboardlets™.

For the 12 months ended December 31, 2015, SnAPPnet, Inc. had assets of approximately $8,626, revenues of approximately $77,272 and a net loss of approximately $32,319.

Government Internet Systems, Inc.

GIS, a Nevada corporation is our 84.5% owned subsidiary. Vertical licensed ResponseFlash™ to GIS in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. We are in the process of reviewing the marketing objectives and products for GIS.

For the 12 months ended December 31, 2015, GIS had no assets, no material revenue and net loss of approximately $ 10,209.

Vertical do Brasil

Our 100% owned subsidiary, Vertical do Brasil, a Brasilian company, houses a software development team that performs services on behalf of the Company and its subsidiaries.

For the 12 months ended December 31, 2015, Vertical do Brasil had assets of approximately $3,057, no revenues and net loss of approximately $80,143.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2015, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2015, EnFacet had no material assets, no material revenue and no expenses.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2015, Globalfare had no assets, no material revenue and no expenses.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2015, Pointmail had no assets, no revenues and no expenses.

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

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single database (where competing products may use two or more), and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	Our new development platform, including the dashboardlet™ feature; will provide a consistent business intelligence tool across our products’ line.

6.	We can cross-promote applications between companies.

7.	emPath® supports a global platform with one database for both payroll and HR and an international clients’ base beyond the U.S. and Canada.

8.	Our new private communication platform coupled with our specialized Emily™ scripting language, offers a structure for the development of applications geared towards the mobile market.

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

The key components of our strategy are to:

1.	Leverage our strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	Develop a portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Build a network of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	Maximize the unique features of our new software development platform to launch our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of product specifications for their own vertical markets.

5.	Build and integrate new commercially viable products utilizing our patented technology and other administration software.

6.	Expand the reach of emPath® internationally beyond the U.S. and Canada utilizing non-competitive local distributors in foreign countries.

7.	Develop proprietary applications on our private communication platform and, with licensing agreements, provide a structure whereby third-party applications can be developed upon that platform to be then distributed.

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

The USPTO granted us a patent (No. 8,578,266) for a “Method and Systems for automatically downloading and storing markup language documents into a folder based data structure” (formerly, a “Method and System for Providing a Framework for Processing Markup Language Documents”) on November 5, 2013. In March 2016, we received a Notice of Allowance for a continuation patent on this technology which provided notice that Claims 1-19 and 21 were allowed and which also amended claims 1, 14, and 21 as well as the title of the patent (to a “Method and Systems for automatically downloading and storing markup language documents into a folder based data structure”). This patent covers the Emily™ scripting language.

THE USPTO granted us a patent (No. 9,112,832) for a “System and Method Running a Web Server on a Mobile Internet Device.” This patent is incorporated into our Mobile Framework (the “MLE Framework") and covers the Tiny Web Server, which is also a component of our MLE Framework.

We also have several patent-pending software technologies and licensed software:

In 2011, we filed two provisional applications for patents relating to our patent application filed in 2010 and these have been replaced with non-provisional patent applications which were filed in 2012, which are still pending.

In 2013, we filed six patent applications (including provisional patent applications).

In 2014, we filed two provisional patent applications, which have been replaced with non-provisional patent applications and filed in 2015. These patent applications are still pending.

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

Employees

As of April 14, 2016, we had 21 full-time and 5 part-time employees (21 are employed in the United States and 5 in Canada), and 2 full time consultants. We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss of $2,495,612 and $1,450,822 for the years ended December 31, 2015 and 2014, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2015 and 2014. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2015 was $26.9 million. Additionally, at December 31, 2015, we had negative working capital of approximately $17.6 million (although it includes deferred revenue of approximately $1.7 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2015 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $17.6 million at December 31, 2015, which means that our current liabilities exceeded our current assets by approximately $17.6 million (although it includes deferred revenue of approximately $1.7 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2015 were not sufficient to satisfy all of our current liabilities on that date.

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

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2015	$0,0475	$0.0121
Quarter Ended September 30, 2015	$0.0480	$0.0205
Quarter Ended June 30, 2015	$0.0370	$0.0226
Quarter Ended March 31, 2015	$0.0300	$0.0176
Quarter Ended December 31, 2014	$0.0198	$0.0095
Quarter Ended September 30, 2014	$0.0405	$0.0123
Quarter Ended June 30, 2014	$0.0750	$0.0250
Quarter Ended March 31, 2014	$0.0740	$0.0480

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 14, 2016, there were 1,877 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders
Stock Options	-	-	-
Warrants	-	-	-
Unvested Restricted Stock Awards	2,250,000	$0.0243	-
Total	2,250,000	$0.0243	-

(1)	Other than individual agreements with employees, directors and third party consultants, we do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)	No stock options were issued to employees or consultants during the year ended December 31, 2015.

(3)	No warrants to purchase common stock were issued to employees or consultants during the year ended December 31, 2015.

(4)	Of the 2,250,000 common shares of restricted stock that had not vested at December 31, 2015 and were issued in connection with individual restricted stock agreements executed in 2015 with employees of the Company and its subsidiaries, 400,000 have vested through April 14, 2016.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $588,000 for each of the years ended December 31, 2015 and 2014. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2015 or 2014, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

In February 2015, the Company increased the number of its authorized shares of common stock to 2,000,000,000.

In March 2015, in connection with a $100,000 loan to Taladin, Ploinks, Inc. agreed to issue 1,000,000 shares of its common stock to the third party lender. The fair value of these subsidiary shares was determined to be nominal.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $26,000.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC. Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender. MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

In June 2015, in connection with an amendment concerning certain promissory notes issued by the Company and NOW Solutions to Mr. Weber in the aggregate principal amount of $735,400, the Company issued 20,000,000 shares of its common stock with the Rule 144 restrictive legend to its subsidiary, Taladin, Inc., which pledged these shares to secure payment of certain notes payable issued to Weber. The previous pledge agreements between MRC and Mr. Weber were cancelled. These shares are held in treasury.

In June 2015, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions. These shares are held in treasury.

During the year ended December 31, 2015, the Company granted 2,250,000 unregistered shares of its common stock to employees of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares vest over 2 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $54,750. Stock compensation expense of $19,616 has been recorded for the year ended December 31, 2015 as additional paid-in capital.

During the year ended December 31, 2015, the Company issued 36,500,000 unregistered shares of its common stock as forbearance fees and late fees to lenders in connection with loans made to the Company and its subsidiaries. The aggregate fair value of these shares was determined to be $1,050,900.

During the year ended December 31, 2015, the Company issued 35,556,522 unregistered shares of its common stock to lenders to pay off accrued principal and interest debt in the aggregate amount of $482,612 and legal fees of $20,000 related to loans made by these lenders to the Company and its subsidiaries. The aggregate fair value of these shares was determined to be $895,913. Accordingly, the Company recorded a loss on debt extinguishment of $393,301.

During the year ended December 31, 2015, the Company issued 9,000,000 unregistered shares of its common stock and 3-5 year warrants to purchase 6,800,000 shares of common stock at a purchase price between $0.05-$0.10 per share (of which one warrant for 800,000 shares included a cashless warrant exercise provision). These shares and warrants were granted to lenders in connection with loans made by these lenders to the Company and its subsidiaries in the aggregate principal amount of $745,333. The aggregate relative fair value of these shares was determined to be $211,783 (which includes $82,904 under the Black-Scholes formula), and was accounted for as a discount on the loans. Amortization expense is $80,864 during the year ended December 31, 2015 and unamortized discounts are $130,919.

In January 2016, the Company granted 2,000,000 unregistered shares of its common stock and 200,000 shares of Ploinks common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the 2,000,000 share award was determined to be $44,000. In addition, the Company agreed to issue up to 15,000,000 common shares of the Company and 1,500,000 shares of Ploinks common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

In March 2016, the Company granted 100,000 unregistered shares of its common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company.

In March 2016, the Company cancelled 1,000,000 unregistered shares of its common stock issued to a third party lender under an agreement to amend certain promissory notes issued by the Company and NOW Solutions in the aggregate principal amount of $715,000. Under the amendment, the Company agreed to make $22,000 monthly payments and an additional $10,000 penalty if such monthly payment is not timely made.

In March 2016, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks. These shares are held in treasury.  In exchange, Ploinks issued 5,000,000 of its common shares to the Company.

In March 2016, the Company issued a convertible promissory note in the aggregate principal amount of $100,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest Closing Price of the Common Stock for each of the 5 trading days immediately preceding the Conversion Date has been $0.03 or higher, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 1,000,000 shares of common stock of the Company and 3-year warrants under which the lender may purchase in aggregate a total of 1,000,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

From January 1, 2016 to April 14, 2016, $6,500 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 515,873 common shares.

From January 1, 2016 to April 14, 2016, 400,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2015, $541,300 of internal costs were capitalized. During 2014, the Company wrote off $771,251 of previously capitalized software costs related to its 70% owned subsidiary, Priority Time Systems. During the year ended December 31, 2014, $478,876 of internal costs were capitalized related to its Ploinks™ software application.

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

Results of Operations

Year ended December 31, 2015 Compared To Year Ended December 31, 2014

Total Revenues. We had total revenues of $4,263,635 and $7,435,502 for the years ended December 31, 2015 and 2014, respectively. The decrease in total revenue was $3,171,867 for the year ended December 31, 2015, representing a 42.7% decrease compared to the total revenue for the year ended December 31, 2014. The decrease in revenue was primarily due to a one-time $2,600,000 software patent license issued in 2014, a $397,475 decrease in software maintenance, a $51,716 decrease in cloud-based offering and a $133,803 decrease in consulting services. Of the $4,263,635 and $7,435,502 total revenues for the years ended December 31, 2015 and 2014, respectively, $4,186,363 and $4,484,923 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The revenues from licenses and software primarily consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses and licenses fees for patents and technology we own. The decrease in license and software revenue from 2015 to 2014 was $2,577,860 which was primarily due to decreased sales of licensing fees for patents and technology in 2015 related to SiteFlash™.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $397,475or 10.0% from the year ended December 31, 2014 to the same period in 2015. The decrease was due to the loss of customer contracts and the effect of unfavorable currency exchange rates on our Canadian maintenance revenue.

Consulting revenue for the year ended December 31, 2015 decreased by $133,803 from the same period in the prior year, representing a 31.4% decrease. This decrease was due to a decline in customer needs for software upgrade implementation and customization and the effect of unfavorable currency exchange rates on our Canadian consulting revenue in 2015.

Cloud-based revenue decreased $51,716 or 13.9% for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily related to customer user base adjustments during 2015 and the effect of unfavorable currency exchange rates on our Canadian cloud-based revenue.

Other revenues, consisting primarily of reimbursable travel expenses, decreased by $11,013 or 17.0% for the year ended December 31, 2015 compared to the same period for 2014. The decrease was mainly attributable to lower reimbursable travel in 2015 due to decreased consultant travel.

Cost of Revenues. We had direct costs associated with the above revenues of $1,767,155 for the year ended December 31, 2015 compared to $2,159,870 for the same period of 2014, representing a decrease of $392,715 or 18.2%. These direct costs are primarily related to costs providing customer support, professional services, software upgrades and enhancements. The decrease in direct costs is primarily related to a decrease in payroll costs including commission, consultant travel and rent (due to office consolidation) and consulting fees for the year ended December 31, 2015 compared to the same period for 2014.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $3,088,568 and $5,035,088 for the years ended December 31, 2015 and 2014, respectively. The total selling, general and administrative expenses for the year ended December 31, 2015 decreased by $1,946,520 compared to the selling, general and administrative expenses for the year ended December 31, 2014, representing a 38.7% decrease. The decrease was primarily due to a decrease in expenses related to the protection and licensing of our patented intellectual property, decreased penalties and decreased consulting expense.

Bad Debt Expense. We had bad debt expense of $3,300 for 2015 compared to $42,492 in 2014. The 2015 and 2014 expenses were related to a reserve for several customer accounts greater than 90 days past due.

Impairment of Software Costs. For the year ended December 31, 2015 and 2014, $0 and $771,251 respectively, of capitalized software development costs related to its 70% owned subsidiary, Priority Time Systems, were considered impaired.

Operating Loss. We had an operating loss of $633,800 for the year ended December 31, 2015 compared to operating loss of $618,077 for the year ended December 31, 2014, a difference of $15,723. The increase in operating loss between 2015 and 2014 is primarily a result of lower revenues and gross profit somewhat offset by lower selling, general and administrative expense in 2015.

Gain/loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. During the first quarter of 2015, the Company issued common shares and eliminated the derivative liabilities. The loss on derivative liability was $78,680 for the year ended December 31, 2015 compared to a gain on derivative liability of $211,621 for the year ended December 31, 2014.

Interest Expense. We had interest expense of $895,920 and $933,529 for the years ended December 31, 2015 and 2014, respectively. Interest expense decreased for the year ended December 31, 2015 by $37,609, representing or 4.0% compared to interest expense for the year ended December 31, 2014. The decrease was a result of an adjustment to interest expense recorded in previous years due to the settlement of our Canadian corporate income taxes.

Interest Income. Interest income for the year ended December 31, 2015 was $9 compared to $19 for the year ended December 31, 2014.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the year ended December 31, 2015 were $1,065,900 compared to $197,156 for the same period in 2014. Forbearance fees for 2015 relate to the issuance of VCSY common shares on senior secured debt of NOW Solutions and other notes in default for VCSY and NOW Solutions. Forbearance fees for 2014 relate to senior secured debt for NOW Solutions.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $393,301 for the year ended December 31, 2015. The expense relates to issuance of VCSY common stock to pay down certain notes payable and accrued interest. The loss is the difference in the fair market value of VCSY common stock issued in excess of the note payable and accrued interest balances.

Net Loss before Income Tax Benefit. We had a net loss of $3,067,592 for the year ended December 31, 2015 compared to a net loss of $1,537,122 for the year ended December 31, 2014. The net loss for 2015 was primarily due to an operating loss of $633,800 increased by $1,065,900 of forbearance fees, loss on debt extinguishment of $393,301, loss on derivative liabilities of $78,680 and interest expense of $895,920. The net loss for 2014 was primarily due an operating loss of $618,077 increased by $197,156 of forbearance fees and $933,529 of interest expense, partially offset by a gain on derivative liabilities of $211,621.

Income Tax Benefit. We had an income tax benefit of $571,980 and $86,300 for the year ended December 31, 2015 and 2014, respectively. Income taxes are related to NOW Solutions, a 75% owned subsidiary of the Company. The 2015 benefit is related to $9,642 of estimated foreign income tax expense offset by a benefit for settlement of foreign income taxes from previous years of $581,622. The 2014 benefit is related to US income tax expense of $166,675, foreign income tax expense of $14,867 offset by the settlement of foreign taxes from previous years of $267,842.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2015 and 2014, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $588,000 each year. The Company did not declare or pay any dividends in 2015 or 2014.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $3,153,367and $2,070,836 for the years ended December 31, 2015 and 2014, respectively. Net loss applicable to common stockholders for the year ended December 31, 2015 increased by $1,082,531 compared to December 31, 2014. The increase in the net loss applicable to common stockholders was due to the combination of factors described above in “Net Loss before Income Tax Benefit.”

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.00 for the years ended December 31, 2015 and 2014, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2015, we had non-restricted cash-on-hand of $37,141 compared to $117,866 at December 31, 2014.

Net cash used in operating activities for the year ended December 31, 2015 was $526,012 compared to net cash used in operating activities of $134,350 for the year ended December 31, 2014.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2015, our deferred maintenance revenue (a liability) decreased slightly from $2,321,044 to $1,658,158. The decrease was primarily due to a decrease in currency exchange rates on Canadian deferred revenue and the loss of US and Canadian customers who purchased limited maintenance for less than one year.

Our accounts receivable decreased from $560,879 at December 31, 2014 to $382,463 at December 31, 2015 (net of allowance for bad debts). The decrease in receivables of $178,416 was due to a decrease in currency exchange rates on Canadian receivables and faster year-end collections of customer receivables in 2015.

Accounts payable and accrued liabilities decreased from $10,696,070 at December 31, 2014 to $10,645,353 at December 31, 2015. The decrease of $50,717 was primarily related to a decrease in accrued taxes payable due to the settlement of foreign income taxes partially offset by increases in accrued executive payroll, trade accounts payable and interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 28.0 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2015 was $541,300 consisting of the development of software products. Net cash used in investing activities for the year ended December 31, 2014 was $486,967 consisting of the purchase of equipment and software of $8,091 and the development of software products of $478,876.

Net cash provided by financing activities for the year ended December 31, 2015 was $959,413 consisting of borrowings on notes payable of $555,333, borrowings of related party convertible debentures of $100,000, borrowings on convertible debentures of $580,000 somewhat offset by repayments on notes payable of $132,848, payments on related party debt of $10,425, dividends paid to non-controlling subsidiary shareholders of $125,000 and an increase in back overdrafts of $7,647. Net cash provided by financing activities for the year ended December 31, 2014 was $43,267, consisting of borrowings on notes payable of $451,282 and borrowings on related party debt of $25,500. This was somewhat offset by repayments of notes payable of $418,294, payments of related party debt of $20,992 and a decrease in bank overdrafts of $5,771.

The total change in cash and cash equivalents for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was a decrease of $80,725.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2015, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years

Contractual Obligations	12/31/15	2016	2017	2018	2019	2020+

Notes payable	$5,235,382	$5,235,382	$-	$-	$-	-
Convertible debts	710,000	710,000	-	-	-	-
Operating lease	207,388	76,380	74,204	56,804	-	-
Total	$6,152,770	$6,021,762	$74,204	$56,804	$-	$-

Of the above notes payable, the default status is as follows:

	2015	2014
In default	$4,340,382	$4,758,405
Not in default	1,605,000	165,500
Total Notes Payable	$5,945,382	$4,923,905

Going Concern Uncertainty

We had a net loss of $2,495,612 and $1,450,822 for the years ended December 31, 2015 and 2014, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $17.6 million at December 31, 2015. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2015 and 2014, which are attached to this Report.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2015:

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2015, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure

Richard S. Wade	72	President, Chief Executive Officer and Director	15 years
William K. Mills	57	Secretary and Director	15 years

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2015. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2014 and 2015 to our highest paid executive officers and employees, who were employed by us during 2014 and 2015. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for fiscal years ended December 31, 2014 and December 31, 2015:

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(6)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compensation
		($)		($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2015	$300,000	(1)	-	-	-	-	-	-
President/ Chief Executive Officer	2014	$300,000		-	-	-	-	-	-

Luiz Valdetaro (2)	2015	$200,000		-	-	-	-	-	-
Chief Technology Officer	2014	$200,000		-	-	-	-	-	-

Laurent Tetard (3)	2015	$190,000		-	-	-	-	-	-
Chief Operating Officer-SaaS	2014	$178,540		-	-	-	-	-	-

James Salz (4)	2015	$165,000		-	-	-	-	-	-
Corporate Counsel	2014	$165,000		-	-	$3,200	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2015 or 2014.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, and 2015 the Company accrued unpaid salary for Mr. Wade of $63,500, $37,500, $25,000 and $87,500 respectively.
(2)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, and 2015, the Company accrued unpaid salary for Mr. Valdetaro of $41,667, $66,667, $41,667, and $66,667, respectively.
(3)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012 and 2015, the Company accrued unpaid salary for Mr. Tetard of $20,625 and $7,917, respectively.
(4)	Mr. Salz deferred $185,914 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, and 2015, the Company accrued unpaid salary for Mr. Salz of $27,498, $55,000, $73,336, and $48,125, respectively.

No options or warrants held by executive officers or directors were granted or exercised during the fiscal years ended December 31, 2015 and 2014.

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

In February 2012, we executed an employment agreement with Laurent Tetard to serve as Chief Operating Officer-SaaS of the Company and its subsidiaries. The initial term of the agreement was 2 years and renews on annual basis unless terminated by either party. Under the agreement, Mr. Tetard receives an annual base salary of $190,000. In the event the employment agreement is terminated by Mr. Tetard’s death, his estate shall be entitled to compensation accrued to the time of death plus the lesser of one year’s base compensation or the compensation due for the lesser of 12 months or through the remainder of the employment term. In the event of termination by the Company without cause, Mr. Tetard would receive base compensation for no less than six months of the remainder of the employment term. Mr. Tetard may also terminate his employment for good reason and shall be entitled to continued health insurance benefits and base compensation at the rate in effect at the time of his termination for good reason through the end of twelve months after which his employment is terminated for good reason. In connection with the employment agreement, the Company issued Mr. Tetard 600,000 shares of its common stock at a fair market value of $13,500 and VHS issued 15,000 shares of Series B Preferred Stock of VHS at a fair market value which is nominal.

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

Outstanding Equity Awards

There were no outstanding equity awards of the named officers at the end of 2015.

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

COMPENSATION OF DIRECTORS

We do not pay any compensation to our employee directors for their service on the Board. However, we do pay our non-employee directors as indicated below. The below table provides compensation for all non-employee directors in 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)
William Mills	42,000	-	-	-	-	-	42,000

Narrative Disclosure to Director Compensation Table

Non-employee directors are entitled to receive $3,500 per month in 2015 and 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 14, 2016, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 1,129,367,529 shares of common stock outstanding as of April 14, 2016, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 14, 2016.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	78,350,190	(2)	6.94%
Common	William K. Mills	2,283,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	80,633,523		7.14%

*    Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 74,932,543 shares owned by MRC. MRC has pledged approximately 35,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,290,000. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 250,000 shares owned by Mr. Mills, 1,083,333 shares of VCSY common stock owned by Parker Mills, L.L.P. (“Parker Mills”) and 3-year warrants to purchase 1,000,000 shares of VCSY common stock at $0.05 per share granted to Parker Mills. William Mills is a Director of the Company and a partner of Parker Mills.

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

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock with the Rule 144 restrictive legend to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $26,000.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

In December 2015, the Company issued a convertible debenture in the principal amount of $100,000 to Parker Mills, LLP (“Parker Mills”).  The debt accrues interest at 10% per annum and is due one year from the date of issuance.  Beginning six months after issuance of the debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,000,000 shares of common stock of the Company to the lender and 3-year warrants under which the lender may purchase in aggregate a total of 1,000,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of common stock and warrants, the Company recorded a discount of $20,798 against the face value of the loans based on the relative fair market value of the common stock and warrants. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

As of December 31, 2015 and 2014, the Company had accounts payable to related parties in an aggregate amount of $108,379 and $36,333, respectively.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC Markets and quoted on the OTCQB under the symbol “VCSY”. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, William Mills, constituting one of the two members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Richard Wade is not an “independent director” since he serves as executive officer of the Company. In reaching its conclusion, the Board determined that Mr. Mills does not have a relationship with the Company that, in the Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director, nor does Mr. Mills have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify him from being considered an independent director.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $74,500 and $80,000 for the audit of our annual financial statements for 2015 and 2014, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2015 and 2014.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2015 and 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location
2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Provided herewith

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Provided herewith

3.2	Certificate of Amendment of Certificate of Incorporation (changed name to Vertical Computer Systems, Inc.)	Provided herewith

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Provided herewith

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2015

3.5	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2015

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Provided herewith

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Provided herewith

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Provided herewith

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Provided herewith

4.5	Form of Restricted Stock Agreement	Provided herewith

4.6	Form of Convertible Note	Provided herewith

4.7	Form of Stock Purchase Warrant	Provided herewith

10.1	Employment Agreement between the Company and Richard Wade	Provided herewith

10.2	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2013

14.1	Code of Ethics	Provided herewith

21.1	Subsidiaries of the Company	Provided herewith

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2015	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2015	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

April 14, 2016	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 14, 2016	By:	/s/ Richard Wade
Richard Wade, Director

April 14, 2016	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 14, 2016

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$37,141	$117,866
Accounts receivable, net of allowance for bad debts of $97,973 and $97,419	382,463	560,879
Prepaid expenses and other current assets	57,488	41,387
Total current assets	477,092	720,132

Property and equipment, net of accumulated depreciation of $1,038,609 and $1,026,654	2,375	28,089
Intangible assets, net of accumulated amortization of $319,413 and $302,016	1,181,661	657,978
Deposits and other assets	7,909	24,388

Total assets	$1,669,037	$1,430,587

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	10,536,974	10,659,737
Accounts payable to related parties	108,379	36,333
Bank overdraft	52	7,699
Deferred revenue	1,658,158	2,321,044
Derivative liabilities	-	51,719
Convertible debentures, net of unamortized discounts of $110,121 and $0	499,879	30,000
Notes payable	4,897,141	4,545,239
Notes payable and convertible debt to related parties, net of unamortized discounts of $20,798 and $0	417,445	348,666
Total current liabilities	18,118,028	18,000,437

Total liabilities	18,118,028	18,000,437

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding;	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	9,902,024	9,902,024
Stockholders’ Deficit
Common stock: $0.00001 par value, 2,000,000,000 shares authorized, 1,114,601,656 issued and 1,084,601,656 outstanding as of December 31, 2015 and 1,000,000,000 shares authorized, 999,735,151 shares issued and outstanding as of December 31, 2014	11,147	9,998
Treasury stock: 30,000,000 shares as of December 31, 2015 and no shares as of December 31, 2014	(300)	-
Additional paid-in capital	22,252,823	19,925,061
Accumulated deficit	(49,739,924)	(47,174,557)
Accumulated other comprehensive income – foreign currency translation	558,668	145,808

Total Vertical Computer Systems, Inc. stockholders’ deficit	(26,917,586)	(27,093,690)

Non-controlling interest	566,571	621,816
Total stockholders’ deficit	(26,351,015)	(26,471,874)

Total liabilities and stockholders’ deficit	$1,669,037	$1,430,587

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014
Revenues:
Licensing and software	$22,500	$2,600,360
Software maintenance	3,573,622	3,971,097
Consulting services	292,129	425,932
Cloud-based offering	321,619	373,335
Other	53,765	64,778
Total Revenues	4,263,635	7,435,502

Cost of Revenues	(1,767,155)	(2,159,870)

Gross Profit	2,496,480	5,275,632

Operating Expenses:
Selling, general and administrative expenses	3,088,568	5,035,088
Depreciation and amortization	38,412	44,878
Bad debt expense	3,300	42,492
Impairment of software costs	-	771,251
Total operating expenses	3,130,280	5,893,709

Operating loss	(633,800)	(618,077)

Other Income (Expense):
Gain (loss) on derivative liabilities	(78,680)	211,621
Forbearance fees	(1,065,900)	(197,156)
Loss on extinguishment of debt	(393,301)	-
Interest income	9	19
Interest expense	(895,920)	(933,529)

Net loss before non-controlling interest and income tax benefit	(3,067,592)	(1,537,122)

Income tax benefit	(571,980)	(86,300)

Net loss before non-controlling interest	(2,495,612)	(1,450,822)

Net loss attributable to non-controlling interest	(69,755)	(32,014)
Net loss attributable to Vertical Computer Systems, Inc.	(2,565,367)	(1,482,836)

Dividends applicable to preferred stock	(588,000)	(588,000)

Net loss available to common stockholders	$(3,153,367)	$(2,070,836)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,036,597,308	999,471,727

Comprehensive loss:
Net loss	$(2,495,612)	$(1,450,822)
Translation adjustments	412,860	264,356
Comprehensive loss	(2,082,752)	(1,186,466)
Comprehensive loss attributable to non-controlling interest	(69,755)	(32,014)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(2,152,507)	$(1,218,480)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2013	998,985,151	$9,990	-	-	$19,420,513	$(45,691,721)	$(118,548)	$1,080,882	$(25,298,884)
Shares issued for stock compensation that was previously accrued	550,000	6	-	-	10,220	-	-	-	10,226
Shares issued for stock compensation	200,000	2	-	-	3,198	-	-	-	3,200
Issuance of subsidiary stock	-	-	-	-	491,130	-	-	(491,130)	-
Other comprehensive income translation adjustment	-	-	-	-	-	-	264,356	50	264,406
Net loss	-	-	-	-	-	(1,482,836)	-	32,014	(1,450,822)
Balances at December 31, 2014	999,735,151	$9,998	-	-	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)
Shares issued for resolution of derivative liabilities	3,309,983	33	-	-	130,366	-	-	-	130,399
Shares issued for reimbursement of stock	500,000	5	-	-	19,995	-	-	-	20,000
Shares issued for accrued interest and loan principal	35,556,522	356	-	-	895,557	-	-	-	895,913
Shares issued for loan forbearance	36,500,000	365	-	-	1,050,535	-	-	-	1,050,900
Shares issued to subsidiaries and held in treasury	30,000,000	300	(30,000,000)	(300)	-	-	-	-	-
Shares and warrants issued with convertible debt	7,500,000	75	-	-	182,458	-	-	-	182,533
Shares issued for loan discounts	1,500,000	15	-	-	29,235	-	-	-	29,250
Amortization of restricted stock awards	-	-	-	-	19,616	-	-	-	19,616
Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(125,000)	(125,000)
Other comprehensive income translation adjustment	-	-	-	-	-	-	412,860	-	412,860
Net loss	-	-	-	-	-	(2,565,367)	-	69,755	(2,495,612)
Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:

Net loss	$(2,495,612)	$(1,450,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt and accrued interest	393,301	-
Depreciation and amortization	38,412	44,878
Amortization of restricted stock awards	19,616	-
Amortization of debt discounts	80,864	-
Loss (gain) on derivatives	78,680	(211,621)
Common shares issued for stock compensation	20,000	3,200
Impairment of software development costs	-	771,251
Forbearance fees paid with common stock	1,050,900	-
Bad debt expense	3,300	42,492
Write off of property and equipment	4,919	-
Settlement of accrued income taxes	(581,622)	(267,842)
Changes in operating assets and liabilities:
Accounts receivable	158,158	(43,763)
Prepaid expense and other assets	164	56,898
Accounts payable and accrued liabilities	1,083,971	1,173,885
Accounts payable to related parties	72,046	12,739
Deferred revenue	(453,109)	3,055
Net cash provided by (used in) operating activities	(526,012)	134,350

Cash flows from investing activities:
Software development	(541,300)	(478,876)
Purchase of equipment	-	(8,091)
Net cash used in investing activities	(541,300)	(486,967)

Cash flows from financing activities:
Payments of notes payable	(132,848)	(418,294)
Borrowings on notes payable	555,333	451,282
Payments on related party debt	(10,425)	(20,992)
Borrowings on related party debt and convertible debt	100,000	25,500
Borrowings on convertible debentures	580,000	-
Dividends paid by subsidiary to non-controlling interest	(125,000)	-
Bank overdraft	(7,647)	5,771
Net cash provided by financing activities	959,413	43,267

Effect of changes in exchange rates on cash	27,174	264,507

Net decrease in cash	(80,725)	(44,843)
Cash, beginning of period	117,866	162,709
Cash, end of period	$37,141	$117,866

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$128,712	$316,353

Non-cash Investing and Financing Activities:
Common shares issued for accrued stock compensation	-	10,226
Issuance of subsidiary stock	-	491,130
Common shares issued for conversion of debt and accrued interest	895,913	-
Common stock issued for settlement of derivative liabilities	130,399	-
Debt discount due to shares and warrants issued with debt	211,783	-
Accrued interest capitalized into debt principal	188,552	-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), a 93% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Cloud-based offering. We have contracted with a third party to provide new and existing customers with a hosting facility providing all infrastructure and allowing us to offer our currently sold software, emPath® and SnAPPnet™, on a service basis. However, a contractual right to take possession of the software license or run it on another party’s hardware is not granted to the customer. We refer to the delivery method to give functionality to new customers utilizing this service as a cloud-based offering. Since the customer is not given contractual right to take possession of the software, the scope of ASC 350-40 does not apply. A customer using our cloud-based offering can enter into an agreement to purchase a software license at any time. We generate revenue from our cloud-based offering as the customer utilizes the software over the Internet.

We will provide consulting services to customers in conjunction with our cloud-based offering. The rate for such service is based on standard hourly or daily billing rates. The consulting revenue is recognized as services are performed. Customers, utilizing their own computer to access our cloud-based offering, are charged a fee equal to the number of employees paid each month multiplied by an agreed-upon monthly rate per employee. The revenue is recognized as the cloud-based offering services are rendered each month.

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any such losses in these accounts. Substantially all of our revenue was derived from recurring maintenance fees related to our payroll processing software. The company’s revenue consists of 57% in Canada and 43% in the US. Receivables arising from sales of the Company’s products are not collateralized. As of December 31, 2015, four customers represented approximately 81.4% (31.7%, 25.2%, 12.7 and 11.8%) of accounts receivable.  As of December 31, 2014, three customers represented approximately 58.4% (21.2%, 20.1%, and 17.1%) of accounts receivable.

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

For the year ended December 31, 2015 and 2014, the company capitalized $541,300 and $478,877, respectively of software development costs related to its Ploinks subsidiary. For the year ended December 31, 2014, the Company wrote off $771,251 of previously capitalized software development costs related to its 70% owned subsidiary, Priority Time Systems.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2015 and 2014, there was no impairment of long-lived assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $97,973 and $97,419 as of December 31, 2015 and 2014, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2015 and 2014.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(3,153,367)	1,036,597,308	$(0.00)	$(2,070,836)	999,471,727	$(0.00)

Effect of dilutive securities:
Warrants & Restricted Stock	-	-	0.00	-	-	0.00

Diluted EPS	$(3,153,367)	1,036,597,308	$(0.00)	$(2,070,836)	999,471,727	$(0.00)

 As of December 31, 2015 and 2014, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities totaling 33,681,957 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts receivable, short term debt and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities. For additional information, please see Note 4 – Derivative Liabilities and Fair Value Measurements.

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

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2015 and 2014 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2015, the Company had negative working capital of approximately $17.6 million and defaulted on several of its debt obligations. The company also incurred net losses in 2015 and 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock with the Rule 144 restrictive legend to reimburse Mr. Valdetaro for 1,000,000 shares of common stock transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $26,000.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

As of December 31, 2015 and 2014, the Company had accounts payable to related parties in an aggregate amount of $108,379 and $36,333, respectively.

Related Party Notes Payable

	December 31,
	2015	2014
Notes payable bearing interest at 10% to 15% per annum. Of these notes payable $338,243 and $348,666 were in default at December 31, 2015 and 2014, respectively.	$338,243	$348,666

Convertible debenture bearing interest at 10% per annum, due one year from date of issuance. Net of unamortized discount of $20,798.	$79,202	$348,666
Total notes payable to related parties	417,445	348,666

Current maturities	(417,445)	(348,666)

Long-term portion of notes payable to related parties	$-	$-

The following table reflects our related party debt activity for the years ended December 31, 2015 and 2014:

December 31, 2013	$344,158
Borrowings from related parties	25,500
Payments to related parties	(20,992)
December 31, 2014	348,666
Borrowings from related parties	100,000
Payments to related parties	(10,423)
Debt discounts due to stock and warrants issued with debt	(20,798)
December 31, 2015	$417,445

During the year ended December 31, 2015, the Company issued a convertible debenture in the principal amount of $100,000 to Parker Mills, LLP (“Parker Mills”).  The debt accrues interest at 10% per annum and is due one year from the date of issuance.  Beginning six months after issuance of the debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,000,000 shares of common stock of the Company to the lender and 3-year warrants under which the lender may purchase in aggregate a total of 1,000,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of common stock and warrants, the Company recorded a discount of $20,798 against the face value of the loans based on the relative fair market value of the common stock and warrants. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

During the year ended December 31, 2014, the Company borrowed $25,500 from an employee of the Company. The note is unsecured, bears interest at 11% per annum and is due on demand.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $26,000. Mr. Valdetaro is the CTO of the Company.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between MRC and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the year ended December 31, 2015.

In March 2015, 1,000,000 shares of common stock pledged by an officer of the company (through a company he controls) to secure payment of a $50,000 past due loan by a third party lender were eliminated as part of the derivative liability as the lender did not exercise their rights to obtain the stock. The derivative liability associated with this obligation of $12,000 was written-off to gain on derivative liability during the year ended December 31, 2015.

These contractual commitments to replace all of the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2015 and 2014, the aggregate fair value of the derivative liabilities was $0 and $51,719, respectively.

The aggregate change in the fair value of derivative liabilities was a loss of $78,680 for the year ended December 31, 2015. For the year ended December 31, 2014, the aggregate change in the fair value of derivative liabilities was a gain of $211,621

The valuation of our embedded derivatives is determined by using the VCSY stock price at December 31, 2015 and 2014. As such, our derivative liabilities have been classified as Level 1.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2015 and December 31, 2014:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2015:
Liabilities
Stock derivatives – 0 shares	$-	$-	$-

As of December 31, 2014:
Liabilities
Stock derivative – 4,309,983 shares	$51,719	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014

Equipment (3-5 year life)	$908,086	$921,152
Leasehold improvements (5 year life)	87,714	87,713
Furniture and fixtures (3-5 year life)	45,184	45,878

Total	1,040,984	1,054,743

Accumulated depreciation	(1,038,609)	(1,026,654)
	$2,375	$28,089

Depreciation expense for 2015 and 2014 was $20,795 and $2,598, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Capitalized software development	$1,174,972	$633,672
Acquired software (5 year life)	303,902	304,122
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000
Total	1,501,074	959,994
Accumulated amortization	(319,413)	(302,016)
	$1,181,661	$657,978

Amortization expense for 2015 and 2014 was $17,617 and $42,280, respectively.

During 2015, the Company capitalized $541,300 of software development costs related to its Ploinks™ software application.

During 2014, the Company wrote off $771,251 of previously capitalized software costs related to its 70% owned subsidiary, Priority Time Systems, and capitalized $478,876 of software development costs related to its Ploinks™ software application.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2015	2014

Accounts payable	$3,975,873	$3,611,685
Accrued payroll	2,703,165	2,344,177
Accrued payroll tax and penalties	662,330	671,149
Accrued interest	2,424,178	2,074,934
Accrued taxes	499,102	1,618,956
Accrued liabilities - other	272,326	338,836
	$10,536,974	$10,659,737

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for prior years for non-functioning subsidiaries and employer payroll taxes on accrued payroll. Accrued taxes primarily consist of unpaid sales and use taxes, Canadian GST, Canadian income tax and other accrued taxes. Accrued liabilities – other primarily consists of accrued rent, board of director fees, unbilled professional and consulting fees, and other accrued expenses.

During the year ended December 31, 2015 the Internal Revenue Service has made a claim for payroll taxes owed of approximately $1.2 million. The company currently has this accrued in accounts payable

Note 8. Notes Payable and Convertible Debts

The following table reflects our third party debt activity, including our convertible debt, for the years ended December 31, 2015 and 2014:

December 31, 2013	$4,542,512
Repayments of third party notes	(418,555)
Borrowings from third parties	451,282
December 31, 2014	4,575,239
Repayments of third party notes	(132,848)
Borrowings from third parties	1,135,333
Stock issued for debt payments	(258,552)
Debt discounts due to stock and warrants issued with debt	(190,985)
Amortization of debt discounts	80,864
Conversion of accrued interest to debt principal	188,552
Currency translation	(583)
December 31, 2015	$5,397,020

During the year ended December 31, 2015, the Company and its subsidiaries borrowed an aggregate of $555,333 from various third party lenders and issued several unsecured notes payable in the same amounts to the lenders, which bear interest at 10%-12% per annum. Of these notes, $132,848 was repaid at December 31, 2015.

During the year ended December 31, 2015, the Company issued convertible promissory notes and debentures in the aggregate principal amount of $580,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share). In connection with the loans, the Company also issued a total of 6,500,000 shares of common stock of the Company to the lenders and 3-5 year warrants under which each lender may purchase in aggregate a total of 5,800,000 unregistered shares of common stock of the Company at a purchase price of between $0.05-$0.10 per share (of which one warrant for 800,000 shares included a cashless warrant exercise provision). These warrants were issued to the lenders in connection with these loans made to the Company. In connection with the issuance of common stock and warrants, the Company recorded a discount of $161,735 against the face value of the loans based on the relative fair market value of the common stock and warrants. The discount is being amortized over twelve months and $51,614 of amortization expense was recognized for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company borrowed an aggregate of $451,282 from various third party lenders and issued several notes payable in the same amounts to lender. Two notes were issued in the aggregate amount of $231,282, had interest rates of 12% per annum, included commitment fees of $22,000 and other payments of 133,000 owed to the lender under previous contractual obligations with the lender, and all amounts outstanding were paid in 2014. One note, issued in the amount of $50,000, bearing interest at the rate of 18% per annum, included a commitment fee of $2,000, was due in November 2014 and is secured by stock pledged by MRC. The remaining notes were issued in the aggregate amount of $170,000, were unsecured, bear interest at 11% per annum, and were due on demand or past due and in default. In connection with the $170,000 in notes issued during the year, the Company agreed to issue 1,000,000 shares of common stock of its subsidiary, Ploinks to the lender.

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

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes in connection with Lakeshore’s 25% minority ownership interest in NOW Solutions. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and cloud-based offering fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and paid fees of $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional non-controlling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015).

In July 2015, we entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note. Under the terms of the amendment, the Company issued 13,000,000 common shares with the Rule 144 restrictive legend, resulting in a forbearance loss of $455,000 and Ploinks agreed to issue 3,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal. Also in July 2015, the Company further amended the Lakeshore Note and the Loan Agreement with Lakeshore. Pursuant to this Agreement, the Company issued 2,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $54,200 and paid $15,000 to Lakeshore as forbearance fees.

In August 2015, we entered into an agreement with Lakeshore to amend the terms of the Loan Agreement and the Lakeshore Note. Under the terms of the amendment, the Company issued 7,000,000 shares of its common stock with the Rule 144 restrictive legend resulting in a forbearance loss of $175,700 and Ploinks agreed to issue 2,000,000 common shares of its stock to Lakeshore. The fair value of the Ploinks shares was determined to be nominal.

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

In the event that Lakeshore exercises the 2015 Purchase Option and purchases the additional common shares of NOW Solutions by December 31, 2015, then (a) after the second year, but before the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, the Company will have the option to purchase for cash, all of Lakeshore's 500 shares for a price equal to the greater of $4.0 Million, 60% of trailing twelve months revenue, or 2.75X EBITDA. If the Company does not exercise its purchase option prior to the end of the fourth year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option, then Lakeshore will have a purchase option to purchase for cash, all of the Company’s 500 shares for the greater of $3.5 Million, 55% of trailing twelve months revenue, or 2.50 X EBITDA, which will expire at the end of the seventh year from the date Lakeshore purchases the additional shares of NOW Solutions under the 2015 Purchase Option if exercised by Lakeshore. Lakeshore did not make the payment due by December 31, 2015 to purchase an additional ownership interest in NOW Solutions and as a consequence the 2015 Purchase Option expired.

The Lakeshore note is currently in default and the Company is currently in discussions with Lakeshore to resolve all outstanding issues to ensure that Lakeshore does take any action to enforce its rights under the security agreements related to the Note.

NOW Solutions will continue to make the $2,500 weekly payment which will be applied toward Lakeshore’s share of dividends until at least January 8, 2016. Any reconciliation payments due to Lakeshore will be deferred until January 15, 2016, at which time all reconciliation payments due through September 30, 2015 will be paid to Lakeshore. All of the foregoing $2,500 weekly payments were made through December 31, 2015.

During the year ended December 31, 2015, the Company, through its subsidiary, paid dividends to Lakeshore of $125,000.

	December 31	December 31
	2015	2014

Third Party Notes Payable

Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $1,560,103 and $1,353,743 were in default or non-performing as of December 31, 2015 and 2014, respectively.	$1,770,103	$1,353,743

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum and are past due their original maturity dates or mature based on payment schedules between 2022 and 2024. These notes are secured by stock pledges by MRC totaling 33,976,296 common shares. Of these notes $310,449 and $1,278,460 were in default or non-performing at December 31, 2015 and 2014, respectively.	1,025,449	1,278,460

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum and mature between 2012 and 2022. These notes are secured by certain technology owned by the Company, supporting its Emily product. Of these notes $470,860 were in default or non-performing at December 31, 2015 and 2014.	470,860	470,860

Secured note payable issued to Lakeshore, bearing interest at 11% per annum and maturing December 31, 2022. The note is secured by all of the assets of NOW Solutions, Priority Time, and SnAPPnet, Inc. as well as the SiteFlash™ technology.	1,630,729	1,442,176

Total notes payable to third parties	4,897,141	4,545,239
Current maturities	4,897,141	(4,545,239)
Long-term portion of notes payable to third parties	$-	$-

Certain notes payable also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. Patent #6,826,744, U.S. Patent #7,716,629 and U.S. Patent #8,949,780.

Third Party Convertible Promissory Notes and Debentures

Third party convertible promissory notes and debentures consist of the following:

	December 31, 2015	December 31, 2014

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	$30,000	$30,000

During the year ended December 31, 2015, the Company issued $580,000 of convertible debentures to various third party lenders for loans made to the Company in the aggregate amount of $580,000, net of unamortized discounts of $110,121. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share).	469,879	-

Total convertible debentures	499,879	30,000
Current maturities	(499,879)	(30,000)
Long-term portion of convertible debentures	$-	$-

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2016	$5,945,384
2017	-
2018	-
2019	-
2020+	-

Total notes payable	5,945,384
Unamortized discounts	(130,919)
Notes payable, net of discounts	$5,814,465

For additional transactions involving notes payable after December 31, 2015, please see “Subsequent Events” in Note 12.

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

The provision of income taxes consists of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Current
Federal	-	166,675
State	-	-

Foreign	(571,980)	(252,975)
	(571,980)	(86,300)

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

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2015	December 31, 2014

Net operating loss carry-forward	$8,331,000	$7,465,000
Reserves	537,000	497,000
Accrued vacation	37,000	40,000
Deferred compensation	882,000	757,000
	9,787,000	8,759,000
Valuation allowance	(9,787,000)	(8,759,000)
	$-	$-

At December 31, 2015 and December 31, 2014, VCSY had available net operating loss carry-forwards of approximately $24.0 million and $22.0 million, respectively. At December 31, 2015 NOW Solutions had available net operating loss carry-forwards of approximately $281,000. These net operating loss carry-forwards expire in varying amounts through 2033.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2015 and 2014:

	2015	2014

U.S. federal income tax expense at statutory rates	(1,113,702)	(522,621)
Permanent differences	553,709	(65,441)
Settlement of foreign income tax	(581,622)	(267,842)
Foreign income tax expense	9,642	14,867
Change in valuation allowance	559,993	754,737
	(571,980)	(86,300)

During 2013, the company recorded an arbitrary income tax assessment received from Canada Revenue Agency. During 2014 and 2015, the Company had the income taxes reassessed and, as a result, recognized a gain on settlement of foreign income taxes of $581,622 and $267,842 for the years ended December 31, 2015 and 2014, respectively.

During 2015, Canada Revenue Agency began garnishing NOW Solutions Canada customer receivables in order to pay down debts owed to them for income tax and goods and services tax (“GST”). The customer accounts receivable payments were applied directly to the taxes owed.

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.00001 per share, of which 1,114,601,656 were issued and 1,084,601,656 were outstanding at December 31, 2015 and 1,000,000,000 shares of common stock authorized, of which 999,735,151 were issued and outstanding at December 31, 2014. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 48,500 shares outstanding at December 31, 2015 and 2014. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2015 and December 31, 2014. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2015 and December 31, 2014. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however, of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2015 and December 31, 2014. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2015

Common Stock

In February 2015, the Company increased the number of its authorized shares of common stock to 2,000,000,000.

In March 2015, in connection with a $100,000 loan to Taladin, Ploinks, Inc. agreed to issue 1,000,000 shares of its common stock to the third party lender. The fair value of these subsidiary shares was determined to be nominal.

In March 2015, pursuant to an indemnity and reimbursement agreement executed between Mr. Valdetaro and the Company, we issued 1,000,000 shares of our common stock to reimburse Mr. Valdetaro for 1,000,000 shares of common stock with the Rule 144 restrictive legend transferred to Lakeshore on the Company’s behalf in connection with an extension granted by Lakeshore in August 2013. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $38,000 and resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $26,000.

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC. Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third party lender in 2013 on the Company’s behalf for a loan made by the lender. MRC has assigned its claim against the third party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third party lender’s bankruptcy proceeding. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

In June 2015, in connection with an amendment concerning certain promissory notes issued by the Company and NOW Solutions to Mr. Weber in the aggregate principal amount of $735,400, the Company issued 20,000,000 shares of its common stock with the Rule 144 restrictive legend to its subsidiary, Taladin, Inc., which pledged these shares to secure payment of certain notes payable issued to Weber. The previous pledge agreements between MRC and Mr. Weber were cancelled. These shares are held in treasury.

In June 2015, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary NOW Solutions. These shares are held in treasury.

During the year ended December 31, 2015, the Company granted 2,250,000 unregistered shares of its common stock to employees of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares vest over 2 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $54,750. Stock compensation expense of $19,616_has been recorded for the year ended December 31, 2015 as additional paid-in capital.

During the year ended December 31, 2015, the Company issued 36,500,000 unregistered shares of its common stock as forbearance fees and late fees to lenders in connection with loans made to the Company and its subsidiaries. The aggregate fair value of these shares was determined to be $1,050,900.

During the year ended December 31, 2015, the Company issued 35,556,522 unregistered shares of its common stock to lenders to pay off accrued principal and interest debt in the aggregate amount of $482,612 related to loan principal and interest made by these lenders to the Company and its subsidiaries and $20,000 related to attorney fees. The aggregate fair value of these shares was determined to be $895,913. Accordingly, the Company recorded a loss on debt extinguishment of $393,301.

As of December 31, 2015, there were 2,250,000 unvested stock compensation awards

During the year ended December 31, 2015, the Company issued 9,000,000 unregistered shares of its common stock and 3-5 year warrants to purchase 6,800,000 shares of common stock at a purchase price between $0.05-$0.10 per share (of which one warrant for 800,000 shares included a cashless warrant exercise provision). These shares and warrants were granted to lenders in connection with loans made by these lenders to the Company and its subsidiaries in the aggregate principal amount of $745,333. The aggregate relative fair value of these shares was determined to be $211,783 (which includes $82,904 under the Black-Scholes formula), and was accounted for as a discount on the loans. Amortization expense is $80,864 during the year ended December 31, 2015 and unamortized discounts are $130,919.

Option and warrant activities 2015 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/14	-	-	-	-
Options/Warrants granted	-	-	6,800,000	$.091
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at 12/31/15	-	-	6,800,000	$.091

The weighted average remaining life of the outstanding warrants as of December 31, 2015 was 2.73. The intrinsic value of the exercisable warrants as of December 31, 2015 was $.0220.

Preferred Stock

For the year ended December 31, 2015, total dividends applicable to Series A and Series C Preferred Stock was $588,000. The Company did not declare or pay any dividends in 2015. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $8,895,712 as of December 31, 2015.

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

For additional transactions involving Common and Preferred Stock after December 31, 2015, please see “Subsequent Events” in Note 12.

Note 11. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from July 2014 through September 2018. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2016	76,380
2017	74,204
2018	56,804
2019	-
2020	-
Total	$207,388

Rental expense for the years ended December 31, 2015 and 2014 was $97,917 and $156,437, respectively.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2015 and 2014.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2015 and 2014, we accrued royalties of $9,659 and $16,105, respectively, on revenues from subsidiaries.

Litigation

We are involved in the following ongoing legal matters:

On December 31, 2011, the Company and InfiniTek corporation (“InfiniTek”) entered into a settlement agreement to dismiss an action filed by the Company against InfiniTek in the Texas State District Court in Fort Worth, Texas, for breach of contract and other claims, a counter claim filed by InfiniTek against the Company for non-payment of amounts claimed the Company owed to InfiniTek, and an action filed by InfiniTek against the Company in California Superior Court in Riverside, California seeking damages for breach of contract and lost profit. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek shall transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The amounts in dispute were included in our accounts payable and accrued liabilities and have been adjusted to the settlement amount of $82,500 at December 31, 2011. The Company has made $37,500 in payments due under the settlement agreement as of the date of this Report and each party is alleging the other party is in breach of the settlement agreement. We intend to resolve all disputes with InfiniTek.

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

Note 12. Subsequent Events

In January 2016, the Company re-amortized the Lakeshore Note at 11% interest per annum pursuant to the amendment of the Loan Agreement and Note executed on August 6, 2015.  The Company is currently in discussions with Lakeshore to resolve a dispute concerning the reconciliation payment due on January 15, 2016. The Company has made all monthly installment payments towards the Note and the $2,500 weekly payments which will be applied toward Lakeshore’s share of dividends through the date of this Report.

In January 2016, the Company granted 2,000,000 unregistered shares of its common stock and 200,000 shares of Ploinks common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the 2,000,000 share award was determined to be $44,000. In addition, the Company agreed to issue up to 15,000,000 common shares of the Company and 1,500,000 shares of Ploinks common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

In March 2016, the Company granted 100,000 unregistered shares of its common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company.

In March 2016, the Company cancelled 1,000,000 unregistered shares of its common stock issued to a third party lender under an agreement to amend certain promissory notes issued by the Company and NOW Solutions in the aggregate principal amount of $715,000. Under the amendment, the Company agreed to make $22,000 monthly payments and an additional $10,000 penalty if such monthly payment is not timely made.

In March 2016, the Company issued 10,000,000 common shares with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks. These shares are held in treasury.  In exchange, Ploinks issued 5,000,000 of its common shares to the Company.

In March 2016, the Company issued a convertible promissory note in the aggregate principal amount of $100,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest Closing Price of the Common Stock for each of the 5 trading days immediately preceding the Conversion Date has been $0.03 or higher, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 1,000,000 shares of common stock of the Company and 3-year warrants under which the lender may purchase in aggregate a total of 1,000,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

From January 1, 2016 to April 14, 2016, $6,500 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 515,873 common shares.

From January 1, 2016 to April 14, 2016, 400,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

