Form 10-Q
period 2016-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2016-05-16
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, the issuer had 1,142,865,748 shares of common stock, par value $0.00001, issued and 1,102,865,748 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash	$7,586	$37,141
Accounts receivable, net of allowance for bad debts of $104,925 and $97,973	123,686	382,463
Prepaid expenses and other current assets	57,353	57,488
Total current assets	188,625	477,092

Property and equipment, net of accumulated depreciation of $1,040,776 and $1,038,609	6,119	2,375
Intangible assets, net of accumulated amortization of $319,461 and $319,413	1,325,588	1,181,661
Deposits and other assets	8,043	7,909

Total assets	$1,528,375	$1,669,037

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,906,032	$10,536,974
Accounts payable to related parties	123,371	108,379
Bank overdraft	52	52
Deferred revenue	1,800,541	1,658,158
Derivative liabilities	326,223	-
Convertible debentures, net of unamortized discounts of $326,852 and $110,121	283,148	499,879
Notes payable	4,835,076	4,897,141
Notes payable and convertible debt to related parties, net of unamortized discounts of $15,627 and $20,798	422,616	417,445
Total current liabilities	18,697,059	18,118,028

Total liabilities	18,697,059	18,118,028

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2016	2015
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized; 1,126,051,656 issued and 1,086,051,656 outstanding as of March 31, 2016 and 1,114,601,656 issued and 1,084,601,656 outstanding as of December 31, 2015	11,262	11,147
Treasury stock: 40,000,000 shares and 30,000,000 shares as of March 31, 2016 and December 31, 2015	(400)	(300)
Additional paid-in capital	22,227,276	22,252,823
Accumulated deficit	(50,293,252)	(49,739,924)
Accumulated other comprehensive income – foreign currency translation	441,187	558,668

Total Vertical Computer Systems, Inc. stockholders’ deficit	(27,613,927)	(26,917,586)

Non-controlling interest	543,219	566,571
Total stockholders’ deficit	(27,070,708)	(26,351,015)

Total liabilities and stockholders' deficit	$1,528,375	$1,669,037

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Licensing and software	$12,000	$-
Software maintenance	807,795	890,729
Cloud-based offering	43,283	85,247
Consulting services	82,054	63,859
Other	7,811	15,000
Total revenues	952,943	1,054,835

Cost of revenues	388,156	425,862

Gross profit	564,787	628,973
Operating expenses:
Selling, general and administrative expenses	667,816	873,893
Depreciation and amortization	108	31,365
Bad debt expense	6,138	36,190
Total operating expenses	674,062	941,448
Operating loss	(109,275)	(312,475)

Other Income (Expense):
Gain (Loss) on derivative liabilities	28,712	(78,680)
Forbearance fees	(11,100)	-
Interest income	10	4
Interest expense	(376,967)	(255,496)
Net loss before non-controlling interest and income tax expense	(468,620)	(646,647)
Income tax expense	75,560	25,506
Net loss before non-controlling interest	(544,180)	(672,153)
Net loss attributable to non-controlling interest	(9,148)	(7,506)
Net loss attributable to Vertical Computer Systems, Inc.	(553,328)	(679,659)
Dividend applicable to preferred stock	(147,000)	(147,000)

Net loss applicable to common stockholders	$(700,328)	$(826,659)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,085,680,776	1,000,055,816

Comprehensive loss
Net loss	$(544,180)	$(672,153)
Translation adjustments	(117,481)	234,778
Comprehensive loss	(661,661)	(437,375)
Comprehensive loss attributable to non-controlling interest	(9,148)	(7,506)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(670,809)	$(444,881)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)
Amortization of restricted stock awards	-	-	-	-	12,295	-	-	-	12,295
Forfeited restricted stock awards	-	-	-	-	(1,145)	-	-	-	(1,145)
Shares issued to subsidiary and held in treasury	10,000,000	100	(10,000,000)	(100)	-	-	-	-	-

Shares issued for vested restricted stock awards	450,000	5	-	-	(5)	-	-	-	-

Cancellation of shares issued for loan forbearance	(1,000,000)	(10)	-	-	(28,890)	-	-	-	(28,900)
Shares issued for consulting fees	2,000,000	20	-	-	43,980	-	-	-	44,000
Reclassification of warrants as derivative liabilities	-	-	-	-	(52,462)	-	-	-	(52,462)

Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(32,500)	(32,500)

Other comprehensive income translation adjustment	-	-	-	-	-	-	(117,481)	-	(117,481)
Net loss	-	-	-	-	-	(553,328)	-	9,148	(544,180)
Balances at March 31, 2016	1,126,051,656	$11,262	(40,000,000)	(400)	$22,227,276	$(50,293,252)	$441,187	$543,219	$(27,070,708)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(544,180)	$(672,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108	31,365
Bad debt expense	6,138	36,190
Amortization of debt discounts	90,913	-
(Gain) loss on derivative liabilities	(28,712)	78,680
Stock reimbursement expense	-	20,000
Write-off of property and equipment	-	5,015
Common stock issued for consulting fees	44,000	-
Cancellation of common shares issued for loan forbearance	(28,900)	-
Forfeited restricted stock award compensation	(1,145)	-
Amortization of restricted stock awards	12,975	-
Changes in operating assets and liabilities:
Accounts receivable	258,520	390,856
Prepaid expenses and other assets	754	6,183
Accounts payable to related parties	14,992	1,869
Accounts payable and accrued liabilities	338,114	184,159
Deferred revenue	72,749	(267,728)
Net cash provided by (used in) operating activities	236,326	(185,564)

Cash flow from investing activities:
Software development	(143,927)	(142,253)
Purchase of equipment	(3,853)	-
Net cash used in investing activities	(147,780)	(142,253)
Cash flows from financing activities:
Borrowings on notes payable	-	100,000
Payments of notes payable	(62,190)	-
Dividends paid by subsidiary to non-controlling interest	(32,500)	(30,000)
Bank overdraft	-	24,558
Net cash provided by (used in) financing activities	(94,690)	94,558

Effect of changes in exchange rates on cash	(23,411)	234,464
Net change in cash	(29,555)	1,205
Cash, beginning of period	37,141	117,866
Cash, end of period	$7,586	$119,071

Supplemental disclosures of cash flow information:
Cash paid for interest	$107,200	$68,960
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Common shares issued for vested restricted stock awards	$5	$-
Reclassification of warrants as derivative liabilities	52,462	-
Debt discounts due to derivative liabilities	302,473	-

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”) (formerly, OptVision Research, Inc.), a 93% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2015 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2016 and 2015, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the three months ended March 31, 2016 and 2015, the Company capitalized an aggregate of $143,927 and $142,253 respectively, related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2016, we had negative working capital of approximately $18.5 million and defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the three months ended March 31, 2016:

December 31, 2015	$5,397,020
Payments of third party notes	(62,190)
Debt discounts due valuation of derivative liabilities	(302,473)
Amortization of debt discounts	85,742
Effect of currency exchange	125
March 31, 2016	5,118,224

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

The Lakeshore note is currently in default and the Company is currently in discussions with Lakeshore to resolve all outstanding issues, including the reconciliation payment due on January 15, 2016.

During the three months ended March 31, 2016, the Company, through its subsidiary, paid dividends to Lakeshore of $32,500.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During 2016, certain notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding common stock warrants associated with the notes became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of March 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $326,223. For the three months ended March 31, 2016, the net gain on the change in fair value of derivative liabilities was $28,712.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2016:

2016
Expected dividends	0%
Expected terms (years)	0.39 - 2.91
Volatility	119% - 131%
Risk-free rate	0.39% - 0.98%

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2016:
Liabilities
Derivative liabilities – convertible debt	$-	$-	$326,223

As of December 31, 2015:
Liabilities
None	$-	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2016:

Fair value as of December 31, 2015	$-
Additions recognized as debt discounts	302,473
Additions reclassified from equity	52,462
Loss on change in fair value of derivatives	(28,712)
Fair value as of March 31, 2016	$326,223

Note 5. Common and Preferred Stock Transactions

In January 2016, the Company granted 2,000,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 200,000 shares of Ploinks common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the 2,000,000 share award was determined to be $44,000. In addition, the Company agreed to issue up to 15,000,000 common shares of the Company and 1,500,000 shares of Ploinks common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

In March 2016, the Company granted 100,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a restricted stock agreement with the Company.

In March 2016, the Company cancelled 1,000,000 unregistered shares of its common stock issued during 2015 to a third party lender under an agreement to amend certain promissory notes issued by the Company and NOW Solutions in the aggregate principal amount of $715,000. Under the amendment, the Company agreed to make $22,000 monthly payments and an additional $10,000 penalty if such monthly payment is not timely made. The cancellation resulted in the reversal of forbearance fees expense of $28,900 during the three months ended March 31, 2016.

In March 2016, the Company issued 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks. These shares are held in treasury.  In exchange, Ploinks issued 5,000,000 of its common shares to the Company.

During the three months ended March 31, 2016, 450,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the three months ended March 31, 2016, the Company issued 750,000 shares of the Company’s common stock with the Rule 144 restrictive legend to an employee of a subsidiary of the Company (at a fair market value of $15,675), pursuant to a restricted stock agreement under which the shares vest in equal installments over a 30-month period.

During the three months ended March 31, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the three months ended March 31, 2016.

Stock compensation expense for the amortization of restricted stock awards was $12,295 for the three months ended March 31, 2016. As of March 31, 2016, there were 2,350,000 shares of unvested stock compensation awards to employees and 15,100,000 shares of unvested stock compensation awards to non-employees.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

Option and warrant activities during the three months ended March 31, 2016 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	-	-	6,800,000	$.091
Options/Warrants granted	-	-	-	-
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at March 31, 2016	-	-	6,800,000	$.091

The weighted average remaining life of the outstanding warrants as of March 31, 2016 was 2.49. The intrinsic value of the exercisable warrants as of March 31, 2016 was $0.

Note 6. Related Party Transactions.

The following table reflects our related party debt activity, including our convertible debt, for the three months ended March 31, 2016:

December 31, 2015	$417,445
Amortization of debt discounts	5,171
March 31, 2016	$422,616

As of March 31, 2016 and December 31, 2015, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $123,371 and $108,379, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

Note 8. Subsequent Events

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of $130,000 in principal owed to the noteholder under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500.

In May 2016, the Company and William Mills agreed to issue 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of $100,000 of fees accrued for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $87,500. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.

During the period that runs from April 1, 2016 through May 16, 2016, the Company issued convertible debentures in the aggregate principal amount of $285,000 to third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 2,850,000 shares of common stock of the Company with the Rule 144 restrictive legend and 3-year warrants under which the lenders may purchase in aggregate a total of 2,850,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from April 1, 2016 through May 16, 2016, $34,000 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 2,464,092 unrestricted common shares of the company.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2016 and 2015, $143,927 and $142,253 of internal costs were capitalized, respectively.

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

Results of Operations

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

Total Revenues. We had total revenues of $952,943 and $1,054,835 in the three months ended March 31, 2016 and 2015, respectively. The decrease in total revenues was $101,892 for the three months ended March 31, 2016 representing a 9.7% decrease compared to the total revenues for the three months ended March 31, 2015. Of the $952,943 and $1,054,835 total revenues for the three months ended March 31, 2016 and 2015, respectively, $945,270 and $1,035,674 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from licenses and software increased by $12,000 compared to that for the three months ended March 31, 2015 due to the sale of our employee self-service module to an existing customer. Software maintenance in the three months ended March 31, 2016 decreased by $82,934 or 9.3% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to unfavorable currency rate changes on our Canadian revenue and the loss or reduction of customer maintenance agreements in the first quarter of 2016. Consulting revenue, in the three months ended March 31, 2016 increased by $18,195 from the same period in the prior year, which represents a 28.5% increase. This increase was primarily due to more billable consulting services for the first quarter of 2016 compared to 2015 somewhat offset by the effects of unfavorable currency rate changes on our Canadian revenue. Cloud-based revenues were $43,283 for the three months ended March 31, 2016 compared to $85,247 for the same period in the prior year, representing a $41,964 decrease or 49.2%. The decrease is primarily related to renegotiation of a customer contract, loss of one SnAPPnet customer and unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the three months ended March 31, 2016 increased by $7,189 or 47.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, sales discounts, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $388,156 for the three months ended March 31, 2016, compared to $425,862 for the three months ended March 31, 2015. The decrease in cost of revenues of $37,706 represents a 8.9% decrease. The decrease in direct cost of revenues was primarily due to lower travel and hosting fees. During the three months ended March 31, 2016 and 2015, $143,927 and $142,253 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $667,816 and $873,893 in the three months ended March 31, 2016 and 2015, respectively. The decrease of $206,077 is 23.6% less than for the same period in 2015. The decrease is primarily due to decreased salary and benefits, decreased travel expenses and decreased expenses related to the company’s annual shareholder’s meeting held in 2015.

Depreciation and Amortization. We had depreciation and amortization expense of $108 and $31,365 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $31,257 or 99.7% relates to fully depreciated long lived assets in 2016 vs. 2015. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Expense. We had bad debt expense of $6,138 and 36,190 for the three months ended March 31, 2016 and 2015, respectively. Bad debt expense is related to the allowance of customer accounts greater than 90 days past due.

Operating Loss. We had a net loss from operations of $109,275 and $312,475 for the three months ended March 31, 2016 and 2015, respectively. The decreased loss was primarily due to decreased selling, general and administrative expenses.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The gain on derivative liability was $28,712 for the three months ended March 31, 2016 compared to a loss of $78,680 for the same period in 2015.

Interest Expense. We had interest expense of $376,967 and $255,496 for the three months ended March 31, 2016 and 2015, respectively. Interest expense in 2016 increased by $121,471, representing an increase of 47.5% compared to the same expense in the three months ended March 31, 2015. The increase is primarily due to $90,913 of debt discount amortization for the three months ended March 31, 2016 and additional interest on 2015 borrowings and amounts due to vendors.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended March 31, 2016 and 2015 were $11,100 and $0, respectively.

Net loss. We had a net loss of $468,620 and $646,647 for the three months ended March 31, 2016 and 2015, respectively. The net loss for the three months ended March 31, 2016 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $109,275. The operating loss was decreased by the gain on derivative liability and decreased by forbearance fees and interest expense resulting in a net loss of $468,620 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $312,475. The operating loss was increased by the loss on derivative liability and interest expense resulting in a net loss of $646,647 for the three months ended March 31, 2015.

Income Tax Provision. We had an income tax provision of $75,560 for the three months ended March 31, 2016 compared to $25,506 for the three months ended March 31, 2015. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to foreign and US income tax.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $700,328 and $826,659 for the three months ended March 31, 2016 and 2015, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

At March 31, 2016, we had non-restricted cash-on-hand of $7,586 compared to $37,141 at December 31, 2015.

Net cash provided by operating activities for the three months ended March 31, 2016 was $236,326 compared to net cash used in operating activities of $185,564 for the three months ended March 31, 2015. For the three months ended March 31, 2016, we collected cash from our customers and other licensees of $1,145,434. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $595,718, attorney fees and professional fees of $72,000, interest payments of $107,200, sales taxes of $17,554, and other regular trade payables of $116,636. For the three months ended March 31, 2015, we collected cash from our customers and other licensees of $1,456,541. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $888,794, attorney fees of $81,108, professional fees and consulting fees of $158,725 interest payments of $68,960, taxes of $15,960, and other regular trade payables of $428,558.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue increased $142,383 or 8.6% from the balance at December 31, 2015. The increase was primarily a result of the loss of US and Canadian customers on a calendar year renewal basis, who purchased limited maintenance for less than one year in December 2015.

Our accounts receivable trade decreased from $382,463 at December 31, 2015 to $131,936 (net of allowance for bad debts) at March 31, 2016. The decrease is a primarily a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to March.

The accounts payable and accrued liabilities went from $10,645,353 at December 31, 2015 to $11,029,403 at March 31, 2016. The resulting balance at March 31, 2016 is 83 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash for the development of new software products for the three months ended March 31, 2016 and March 31, 2015 of $143,927 and $142,253 respectively.

For the three months ended March 31, 2016, we repaid $62,190 to third party lenders. For the three months ended March 31, 2015, we borrowed $100,000 from a third party lender.

For the three months ended March 31, 2016, one of our subsidiaries paid $32,500 of dividends to non-controlling interests.

The total change in cash for the three months ended March 31, 2016 was a decrease of $29,555.

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

As of March 31, 2016, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2016	2016	2017	2018	2019	2020+

Notes payable	$5,173,319	$5,173,319	-	-	-	-
Convertible debts	710,000	710,000	-	-	-	-

Operating lease	187,365	56,357	74,204	56,804	-	-
Total	$6,070,684	$5,939,676	$74,204	56,804	-	-

Of the above notes payable, the default status is as follows:

	March 31, 2016	December 31, 2015

In default	$4,993,319	$4,340,382
Not in default	890,000	1,605,000

Total Notes Payable	$5,883,319	$5,945,382

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $553,328 for the three months ended March 31, 2016 and a net loss of $679,659 for the three months ended March 31, 2015, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2016, we had negative working capital of approximately $18.5 million (although this figure includes deferred revenue of approximately $1.8 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2015, as filed on April 14, 2016.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2015.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2015, as filed on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, the Company granted 2,000,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend and 200,000 shares of Ploinks common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the 2,000,000 share award was determined to be $44,000. In addition, the Company agreed to issue up to 15,000,000 common shares of the Company and 1,500,000 shares of Ploinks common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

In March 2016, the Company granted 100,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company.

In March 2016, the Company cancelled 1,000,000 unregistered shares of the Company’s common stock issued to a third party lender under an agreement to amend certain promissory notes issued by the Company and NOW Solutions in the aggregate principal amount of $715,000. Under the amendment, the Company agreed to make $22,000 monthly payments and an additional $10,000 penalty if such monthly payment is not timely made.

In March 2016, the Company issued 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks. These shares are held in treasury.  In exchange, Ploinks issued 5,000,000 of its common shares to the Company.

During the three months ended March 31, 2016, 450,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the three months ended March 31, 2016, the Company issued 750,000 shares of its common stock with the Rule 144 restrictive legend to an employee of a subsidiary of the Company (at a fair market value of $15,675), pursuant to a restricted stock agreement under which the shares vest in equal installments over a 30-month period.

During the three months ended March 31, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of its common stock issued to an employee of the Company when the employee resigned.

As of March 31, 2016, there were 2,350,000 shares of unvested stock compensation awards to employees and 100,000 shares of unvested stock compensation awards to non-employees.

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of $130,000 in principal owed to the noteholder under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500.

In May 2016, the Company and William Mills agreed to issue 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of $100,000 of fees accrued for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.

During the period that runs from April 1, 2016 through May 16, 2016, the Company issued convertible debentures in the aggregate principal amount of $285,000 to third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 2,850,000 shares of common stock of the Company with the Rule 144 restrictive legend and 3-year warrants under which the lenders may purchase in aggregate a total of 2,850,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from April 1, 2016 through May 16, 2016, $34,000 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 2,464,092 unrestricted common shares of the company.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of May 16, 2016, the outstanding principle and accrued interest currently due under the note is $1,620,067.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2016	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2016	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 16, 2016	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

