Form 10-Q
period 2016-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2016-08-22
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

As of August 22, 2016, the issuer had 1,154,163,121 shares of common stock, par value $0.00001, issued and 1,114,163,121 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$96,437	$37,141
Accounts receivable, net of allowance for bad debts of $55,593 and $97,973	118,157	382,463
Prepaid expenses and other current assets	11,832	57,488
Total current assets	226,426	477,092

Property and equipment, net of accumulated depreciation of $1,043,115 and $1,038,609	5,742	2,375
Intangible assets, net of accumulated amortization of $319,518 and $319,413	1,431,845	1,181,661
Deposits and other	8,113	7,909

Total assets	$1,672,126	$1,669,037

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$10,977,795	$10,536,974
Accounts payable to related parties	135,013	108,379
Bank overdraft	52	52
Deferred revenue	1,612,059	1,658,158
Derivative liabilities	547,097	-
Convertible debentures, net of unamortized discounts of $279,523 and $110,121	929,738	499,879
Notes payable	4,883,720	4,897,141
Notes payable and convertible debt to related parties, net of unamortized discounts of $61,868 and $20,798	246,375	417,445
Total current liabilities	19,331,849	18,118,028

Total liabilities	19,331,849	18,118,028

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2016	2015
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 48,500 shares issued and outstanding	9,700,000	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,902,024	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized
1,152,333,629 issued and 1,112,333,629 outstanding as of June 30, 2016 and 1,114,601,656 issued and 1,084,601,656 outstanding as of December 31, 2015	11,524	11,147
Treasury stock: 40,000,000 shares and 30,000,000 shares as of June 30, 2016 and December 31, 2015	(400)	(300)
Additional paid-in-capital	22,794,831	22,252,823
Accumulated deficit	(51,198,083)	(49,739,924)
Accumulated other comprehensive income – foreign currency translation	384,470	558,668

Total Vertical Computer Systems, Inc. stockholders’ deficit	(28,007,658)	(26,917,586)

Non-controlling interest	445,911	566,571
Total stockholders’ deficit	(27,561,747)	(26,351,015)

Total liabilities and stockholders' deficit	$1,672,126	$1,669,037

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Licensing and software	$-	$-	$12,000	$-
Software maintenance	821,813	1,001,019	1,629,608	1,891,748
Cloud-based offering	81,183	76,780	124,466	162,027
Consulting services	65,943	67,395	147,997	131,254
Other	720	10,788	8,531	25,788
Total revenues	969,659	1,155,982	1,922,602	2,210,817

Cost of revenues	376,308	486,020	764,464	911,882

Gross profit	593,351	669,962	1,158,138	1,298,935

Operating expenses:
Selling, general and administrative expenses	808,832	686,897	1,476,648	1,560,790
Depreciation and amortization	325	7,047	433	38,412
Bad debt expense	5,789	14,691	11,927	50,881
Total operating expenses	814,946	708,635	1,489,008	1,650,083

Operating Loss	(221,595)	(38,673)	(330,870)	(351,148)

Other Income (Expense):
Loss on derivative liabilities	(139,747)	-	(111,035)	(78,680)
Gain (loss) on debt extinguishment	35,969	(150,000)	35,969	(150,000)
Forbearance fees	(6,000)	(249,000)	(17,100)	(249,000)
Interest income	8	2	18	6
Interest expense	(526,078)	(268,268)	(903,045)	(523,764)

Net loss before non-controlling interest and income tax expense	(857,443)	(705,939)	(1,326,063)	(1,352,586)
Income tax expense	27,196	88,016	102,756	113,522
Net loss before non-controlling interest	(884,639)	(793,955)	(1,428,819)	(1,466,108)
Net income attributable to non-controlling interest	(20,192)	(20,109)	(29,340)	(27,615)
Net loss attributable to Vertical Computer Systems, Inc.	(904,831)	(814,064)	(1,458,159)	(1,493,723)
Dividends applicable to preferred stock	(147,000)	(147,000)	(294,000)	(294,000)

Net loss available to common stockholders	$(1,051,831)	$(961,064)	$(1,752,159)	$(1,787,723)

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,100,964,575	1,008,270,409	1,093,322,674	1,004,185,805

Comprehensive loss
Net loss	$(884,639)	$(793,955)	$(1,428,819)	$(1,466,108)
Translation adjustments	(56,717)	(69,470)	(174,198)	165,308
Comprehensive loss	(941,356)	(863,425)	(1,603,017)	(1,300,800)
Comprehensive income attributable to non-controlling interest	(20,192)	(20,109)	(29,340)	(27,615)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(961,548)	$(883,534)	$(1,632,357)	$(1,328,415)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2015 through June 30, 2016

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)
Amortization of restricted stock awards	-	-	-	-	62,556	-	-	-	62,556
Forfeited restricted stock awards	-	-	-	-	(1,145)	-	-	-	(1,145)
Shares issued to subsidiary and held in treasury	10,000,000	100	(10,000,000)	(100)	-	-	-	-	-
Shares issued for vested restricted stock awards	450,000	5	-	-	(5)	-	-	-	-
Cancellation of shares issued for loan forbearance	(1,000,000)	(10)	-	-	(28,890)	-	-	-	(28,900)
Shares issued for accounts payable	1,500,000	15	-	-	37,485	-	-	-	37,500
Shares issued for services	3,000,000	30	-	-	66,520	-	-	-	66,550
Shares issued for related party accounts payable	5,000,000	50	-	-	99,950	-	-	-	100,000
Shares issued with convertible debt	6,350,000	63	-	-	162,588	-	-	-	162,651
Shares issued for conversion of convertible debt	3,931,973	39	-	-	53,961	-	-	-	54,000
Shares issued for payment of note principal	5,000,000	50	-	-	92,450	-	-	-	92,500
Reclassification of warrants as derivative liabilities	-	-	-	-	(108,539)	-	-	-	(108,539)
Settlement of derivative liability upon conversion of debt	-	-	-	-	26,362	-	-	-	26,362
Shares issued to employees and contractors	3,500,000	35	-	-	78,715	-	-	-	78,750
Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(150,000)	(150,000)
Other comprehensive income translation adjustment	-	-	-	-	-	-	(174,198)	-	(174,198)
Net loss	-	-	-	-	-	(1,458,159)	-	29,340	(1,428,819)
Balances at June 30, 2016	1,152,333,629	$11,524	(40,000,000)	(400)	$22,794,831	$(51,198,083)	$384,470	$445,911	$(27,561,747)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,428,819)	$(1,466,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433	38,412
Amortization of debt discounts	306,064	-
Cancellation of common shares issued for loan forbearance	(28,900)	-
Forfeited restricted stock award compensation	(1,145)	-
Gain on debt extinguishment	(35,969)	-
Common shares issued for services	66,550	-
Loss on derivatives	111,035	78,680
Write off of equipment	-	5,015
Bad debt expense	11,927	50,881
Stock compensation	141,306	20,000
Stock issued for loan forbearance	-	249,000
Loss on stock issued for accrued interest	-	150,000
Changes in operating assets and liabilities:
Accounts receivable	259,246	428,869
Prepaid expenses and other assets	45,516	(17,259)
Accounts payable and accrued liabilities	556,147	969,246
Accounts payable to related parties	26,634	20,083
Deferred revenue	(114,705)	(616,676)
Net cash used in operating activities	(84,680)	(89,857)

Cash flow from investing activities:
Software development	(250,184)	(266,615)
Purchase of property and equipment	(3,801)	-
Net cash used in investing activities	(253,985)	(266,615)

Cash flows from financing activities:
Borrowings on notes payable	61,900	160,000
Payments of notes payable	(63,699)	-
Borrowings on convertible debentures	635,000	-
Dividends paid by subsidiary to non-controlling interest	(150,000)	(60,000)
Bank overdraft	-	(7,541)
Net cash provided by financing activities	483,201	92,459

Effect of changes in exchange rates on cash	(85,240)	165,038
Net change in cash	59,296	(98,975)
Cash, beginning of period	37,141	117,866
Cash, end of period	$96,437	$18,891

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Six Months Ended June 30,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for interest	$172,618	$72,127

Non-cash investing and financing activities:
Common shares issued for vested incentive restricted stock	$5	$-
Issuance of shares for settlement of accounts payable and related party accounts payable	137,500	-
Issuance of shares for note principal and interest	146,500	100,000
Settlement of derivative liability upon conversion of debt	26,362	-
Reclassification of warrants as derivative liabilities	108,539
Debt discount due to derivative liabilities	353,885	-
Debt discount due to shares and warrants issued with debt	162,651	-

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

For the six months ended June 30, 2016 and 2015, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the six months ended June 30, 2016 and 2015, the Company capitalized an aggregate of $250,184 and $266,615 respectively, related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2016 and 2015 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2016, we had negative working capital of approximately $19.1 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2016:

December 31, 2015	$5,397,020
Borrowings from convertible debentures	635,000
Borrowings from notes payable	61,900
Conversion of debt principal to common stock	(47,639)
Payments of third party notes	(63,699)
Debt discounts due to stock, warrants and derivative liabilities	(465,124)
Amortization of debt discounts	295,722
Effect of currency exchange	278
June 30, 2016	5,813,458

During the six months ended June 30, 2016, the Company issued convertible debentures in the aggregate principal amount of $635,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 6,350,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 6,350,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $162,651 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and $295,722 of amortization expense was recognized for the six months ended June 30, 2016.

During the six months ended, June 30, 2016, $54,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 3,931,973 unrestricted common shares of the Company.

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

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes in connection with Lakeshore’s 25% minority ownership interest in NOW Solutions. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions is required to make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and cloud-based offering fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and paid fees of $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in Priority Time Systems, Inc., a 90% owned subsidiary of VCSY, and in SnAPPnet, Inc., a 100% owned subsidiary of VCSY, to Lakeshore. This resulted in an additional non-controlling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015).

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

During the six months ended June 30, 2016, NOW Solutions, a subsidiary of the Company, paid dividends to Lakeshore of $150,000.

Note 4. Derivative liability and fair value measurements

Derivative liability

During 2016, certain notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding common stock warrants associated with the notes became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of June 30, 2016, the aggregate fair value of the outstanding derivative liabilities was $547,097. For the six months ended June 30, 2016, the net loss on the change in fair value of derivative liabilities was $111,035.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2016:

2016
Expected dividends	0%
Expected terms (years)	0.13 – 3.04
Volatility	119% - 131%
Risk-free rate	0.71% - 1.07%

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2016:
Liabilities
Derivative liabilities – convertible debt and warrants	$-	$-	$547,097

As of December 31, 2015:
Liabilities
None	$-	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2016:

Fair value as of December 31, 2015	$-
Additions recognized as debt discounts	353,885
Additions reclassified from equity	108,539
Reduction due to settlement on conversion	(26,362)
Loss on change in fair value of derivatives	111,035
Fair value as of June 30, 2016	$547,097

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

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the period ended June 30, 2016.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the period ended June 30, 2016.

In May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to a third party for services rendered. The fair market value of the shares was $11,550 and was recorded as legal fees for the period ended June 30, 2016.

Also in May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $11,000 and was recorded as tax consulting fees for the period ended June 30, 2016.

In June 2016, the Company granted 1,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a restricted stock agreement with the Company under which the shares vest in equal installments over a 6 month to 30-month period. The fair market value of the shares was $33,750 and is being amortized to expense over the vesting period. For the period ended June 30, 2016, $3,737 was amortized to stock compensation expense.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Note 6. The fair market value of the shares was $78,750.

During the six months ended June 30, 2016, the Company issued convertible debentures in the aggregate principal amount of $635,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 6,350,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 6,350,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $162,651 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The discount is being amortized over twelve months and $295,722 of amortization expense was recognized for the six months ended June 30, 2016.

During the six months ended, June 30, 2016, $54,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 3,931,973 unrestricted common shares of the Company.

During the six months ended June 30, 2016, 450,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the six months ended June 30, 2016, the Company issued restricted stock agreements for 16,650,000 shares of the Company’s common stock with the Rule 144 restrictive legend to employees of the Company and a subsidiary of the Company (at a fair market value of $321,525), under which the shares typically vest in equal installments over a 6 month to 30-month period.

During the six months ended June 30, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the six months ended June 30, 2016.

Stock compensation expense for the amortization of restricted stock awards was $62,556 for the six months ended June 30, 2016. As of June 30, 2016, there were 18,250,000 shares of unvested stock compensation awards to employees and 16,600,000 shares of unvested stock compensation awards to non-employees.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

Option and warrant activities during the six months ended June 30, 2016 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	-	-	6,800,000	$.091
Options/Warrants granted	-	-	6,350,000	$0.10
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at June 30, 2016	-	-	13,150,000	$.097

The weighted average remaining life of the outstanding warrants as of June 30, 2016 was 2.54. The intrinsic value of the exercisable warrants as of June 30, 2016 was $.0225.

Note 6. Related Party Transactions

The following table reflects our related party debt activity, including our convertible debt, for the six months ended June 30, 2016:

December 31, 2015	$417,445
Reduction of principal from issuance of stock	(130,000)
Debt discounts due to valuation of derivative liabilities	(51,412)
Amortization of debt discounts	10,342
June 30, 2016	$246,375

As of June 30, 2016 and December 31, 2015, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $135,013 and $108,379, respectively. The payables are unsecured, non-interest bearing and due on demand.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On June 30, 2016, the Company amended an agreement (originally entered into in July 2010) with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $883,190 for salary earned from 2012 to June 30, 2016 and $1,652,113 for salary earned from 2001 to 2012, which remain unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

Pursuant to the terms of the amended agreement, each current and former employee who is a party to the agreement (the “Employee(s)”) agreed to defer payment of salary from the date of the agreement (“Salary Deferral”) for a period of three months for salary earned from July 1, 2012 to June 30, 2016 and for a period of six months for salary earned from 2001 to June 30, 2012. In consideration for the Salary Deferral, the Company issued a total 3,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend (at a fair market value of $78,750) and agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The Company and the Employees have agreed that the deferred salary plus the Bonus will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims and any license fees paid by a subsidiary of the Company or third party to the Company regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 (plus any continuation patents) in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent U.S. Patent No. #8,578,266 and #9,405,736 (plus any continuation patents) in respect to “Method and System for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure.”

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

Note 8. Subsequent Events

On August 2, 2016, the United States Patent and Trademark Office (“USPTO”) granted U.S. Patent No. 9,405,736 to VCSY, which is a continuation of U.S. Patent No. 8,578,266.  This patent is titled “Method and System for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure,” and forms the basis of the Emily ™ scripting language.

In August 2016, 1,000,000 shares of stock issued to an employee pursuant to an amended agreement to defer payroll and 1,500,000 shares of restricted stock was cancelled.

During the period that runs from July 1, 2016 through August 22, 2016, the Company issued convertible debentures in the aggregate principal amount of $30,000 to third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 300,000 shares of common stock of the Company with the Rule 144 restrictive legend and 3-year warrants under which the lenders may purchase in aggregate a total of 300,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from July 1, 2016 through August 22, 2016, $20,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 was converted into 1,279,492 unrestricted common shares of the Company.

During the period that runs from July 1, 2016 through August 22, 2016, 250,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2016 and 2015, $250,184 and $266,615 of internal costs were capitalized, respectively.

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

Results of Operations

Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015

Total Revenues. We had total revenues of $969,659 and $1,155,982 for the three months ended June 30, 2016 and 2015, respectively. The decrease in total revenues was $186,323 for the three months ended June 30, 2016 representing a 16.1% decrease compared to the total revenues for the three months ended June 30, 2015. Substantially all of the revenues for the three months ended June 30, 2016 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $28,172 or 2.9% of total revenues for the three months ended June 30, 2016 and $20,277 or 1.8% of total revenues for the three months ended June 30, 2015.

Total revenues for the three months ended June 30, 2016 and 2015 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. Software maintenance in the three months ended June 30, 2016 decreased by $179,206 or 17.9% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to decreases with existing customer maintenance agreements and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended June 30, 2016 decreased by $1,452 from the same period in the prior year, which represents a 1.9% decrease. This decrease was due to less demand for version upgrades and enhancements to existing customer accounts in the US and the effects of unfavorable currency rate changes on our Canadian consulting revenue during the second quarter of 2016. Cloud-based revenues were $81,183 for the three months ended June 30, 2016 compared to $76,780 for the same period in the prior year, representing a $4,403 increase or 6.5%. The increase is primarily related to a delay in billing one of our SnAPPnet customers resulting in more revenue recognized in 2016. Other revenue in the three months ended June 30, 2016 decreased by $10,068 or 93.3% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

We had total revenues of $1,922,602 and $2,210,817 in the six months ended June 30, 2016 and 2015, respectively. The decrease in total revenues was $288,215 representing a 13% decrease. Substantially all of the revenues for the six months ended June 30, 2016 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $35,846 or 1.9% of total revenues for the six months ended June 30, 2016 and $39,483 or 1.8% for the six months ended June 30, 2015.

Total revenues for the six months ended June 30, 2016 and 2015 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses increased $12,000 compared to that for the six months ended June 30, 2015 due to the sale of our employee self-service module to an existing customer during the six months ended June 30, 2016. Software maintenance in the six months ended June 30, 2016 decreased by $262,140 or 13.9% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the loss or reduction of customer maintenance agreements and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the six months ended June 30, 2016 increased by $16,743 or 12.8% from the same period in the prior year. This increase was primarily a result of more demand for version upgrades and enhancements to existing customer accounts during the first six months of 2016 reduced by the effects of unfavorable currency rate changes on our Canadian consulting revenue. Cloud-based revenues were $124,466 for the six months ended June 30, 2016 compared to $162,027 for the same period in the prior year, representing a $37,561 decrease or 23.2%. The decrease is primarily related to renegotiation of a NOW Solutions customer contract, loss of one SnAPPnet customer and unfavorable currency rate changes on our Canadian cloud-based revenue. Other revenue in the six months ended June 30, 2016 decreased by $17,257 or 66.9% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $376,308 for the three months ended June 30, 2016, compared to $486,020 for the three months ended June 30, 2015. The decrease in cost of revenues of $109,712 represents a 22.6% decrease. The decrease in direct cost of revenues was primarily due to decreased payroll due to the loss of one software developer and one consultant as well as a decrease in renegotiated cloud-based infrastructure fees. During the three months ended June 30, 2016 and 2015, $106,257 and $124,375 of internal costs were capitalized, respectively.

For the six months ended June 30, 2016, direct costs of revenues were $764,464 compared to $911,882 for the same period in 2015 resulting in a decrease of $147,418 or 16.2%. The decrease in direct cost of revenues was primarily due to decreased payroll due to the loss of one consultant as well as a decrease in renegotiated cloud-based infrastructure fees. During the six months ended June 30, 2016 and 2015, $250,184 and $266,628 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $808,832 and $686,897 in the three months ended June 30, 2016 and 2015, respectively. The increase of $121,935 is 17.8% more than the same period in 2015. The increase is primarily due to increased payroll due to stock compensation expense related to the issuance of stock to employees somewhat offset by decreased penalties.

For the six months ended June 30, 2016, we had $1,476,648 compared to $1,560,790 for the six months ended June 30, 2015. The $84,142 or 5.4% decrease is primarily due to decreased expenses related to the company’s annual shareholder’s meeting held in 2015 and decrease penalties somewhat offset by increased payroll due to stock compensation expense related to the issuance of stock to employees and increased consulting fees.

Depreciation and Amortization. We had depreciation and amortization expense of $325 and $7,047 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $6,722 or 95.4% relates to fully depreciated long lived assets in 2016 vs. 2015. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

For the six months ended June 30, 2016, we had $433 compared to $38,412 for the six months ended June 30, 2015. The decrease of $37,979 or 98.9% relates to fully depreciated long lived assets in 2016 vs. 2015. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Expense. We had bad debt expense for the three and six months ended June 30, 2016 of $5,789 and $11,927 compared to $14,691 and $50,881 for the comparable three and six months ended June 30, 2015. Bad debt expense relates to the adjustment for uncollected customer accounts greater than 90 days past due.

Loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As the stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liabilities was $139,747 for the three months ended June 30, 2016. The loss on derivative liabilities was $111,035 for the six months ended June 30, 2016 compared to a loss of $78,680 for the six months ended June 30, 2015.

Gain (Loss) on Debt Extinguishment. We had a $35,969 gain on debt extinguishment for the three and six months ended June 30, 2016 compared to a $150,000 loss on debt extinguishment for the same periods in 2015. The 2016 gain related to the fair market value from the issuance of 5 million shares with the Rule 144 restrictive legend of VCSY common stock given as consideration for payment of $130,000 of principal on an outstanding note payable. The 2015 loss relates to the fair market value from the issuance of 10 million shares with the Rule 144 restrictive legend of VCSY common stock to a VCSY lender to settle a $100,000 accrued interest payment.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended June 30, 2016 were $6,000 compared to $249,000 for the three months ended June 30, 2015. The fees for the three months ended June 30, 2016 are related to forbearance of a VCSY note payable. The fees for the three months ended June 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the Rule 144 restrictive legend issued to a VCSY lender.

Forbearance fees for the six months ended June 30, 2016 were $17,100 compared to $249,000 for the six months ended June 30, 2015. The fees for the six months ended June 30, 2016 are related forbearance of two VCSY note payables. The fees for the six months ended June 30, 2015 are related to the fair market value of 10 million shares with the Rule 144 restrictive legend of VCSY common stock issued to a VCSY lender.

Interest Expense. We had interest expense of $526,078 and $268,268 for the three months ended June 30, 2016 and 2015, respectively. Interest expense increased in 2016 by $257,810 representing an increase of 96.1% compared to the same expense in the three months ended June 30, 2015. The increase was primarily due to amortization of debt discounts on convertible debt issued with stock and warrants.

For the six months ended June 30, 2016, we had net interest expense of $903,045 compared to $523,764 for the same period in 2015, representing a $379,281 or 72.4% increase for the period. The increase was primarily due to amortization of debt discounts on convertible debt issued with stock and warrants.

Net Income (loss). We had a net loss before non-controlling interest and income tax expense of $857,443 and net loss before non-controlling interest and income tax expense of $705,939 for the three months ended June 30, 2016 and 2015, respectively. The net loss for the three months ended June 30, 2016 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating loss of $221,595. This loss was increased by a loss on derivative liabilities, forbearance fees and interest expense and reduced by a gain on debt extinguishment, resulting in a net loss of $857,443 for the three months ended June 30, 2015. The net loss for the three months ended June 30, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating loss of $38,673. This was increased by interest expense and forbearance fees and a loss on debt extinguishment, resulting in a net loss of $705,939 for the three months ended June 30, 2015.

We incurred net losses before non-controlling interest and income tax expense of $1,326,063 and $1,352,586 for the six months ended June 30, 2016 and 2015, respectively. The changes were due to the reasons discussed above.

Income Tax Provision. We had an income tax provision of $27,196 and $102,756 for the three and six months ended June 30, 2016, respectively. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to US and foreign income tax. We had an income tax provision of $88,016 and $113,522 for the three and six months ended June 30, 2015.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended June 30, 2016 and 2015 and $294,000 for both the six months ended June 30, 2016 and 2015.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $1,051,831 and $961,064 for the three months ended June 30, 2016 and 2015, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,752,159 and $$1,787,723 for the six months ended June 30, 2016 and 2015, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

At June 30, 2016, we had non-restricted cash-on-hand of $96,437 compared to $37,141 at December 31, 2015.

Net cash used in operating activities for the six months ended June 30, 2016 was $84,680 compared to net cash used in operating activities of $89,857 for the six months ended June 30, 2015.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $46,099 or 2.8% from the balance at December 31, 2015. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $382,463 at December 31, 2015 to $118,157 (net of allowance for bad debts) at June 30, 2016. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $10,645,353 at December 31, 2015 to $11,112,808 at June 30, 2016. The increase is primarily related to an increase in accrued interest, accrued payroll and payroll taxes. The resulting balance at June 30, 2016 is 92 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2016 and June 30, 2015 of $253,985 and $266,615, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2016, we had $696,900 of new debt funding, repaid $210,199 to lenders and paid $150,000 of dividends to non-controlling shareholders of NOW Solutions. For the six months ended June 30, 2015, we had $160,000 of new debt funding and paid $60,000 of dividends to non-controlling shareholders of NOW Solutions.

The total change in cash for the six months ended June 30, 2016 was an increase of $59,296.

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

	Balance at	Due in Next Five Years
Contractual Obligations	June 30, 2016	2016	2017	2018	2019	2020+
Notes payable	$5,091,963	$5,091,963	$-	$-	$-	$-
Convertible debenture	1,309,261	674,261	635,000	-	-	-
Operating lease	184,233	40,557	82,649	61,027	-	-
Total	$6,585,457	$5,806,781	717,649	$61,027	$-	$-

Of the above notes payable and convertible debentures, the default status is as follows:

	June 30, 2016	December 31, 2015

In default	$4,921,963	$4,340,382
Not in default	1,479,261	1,605,000

Total Notes Payable	$6,401,224	$5,945,382

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss attributable to common stock holders of $1,752,159 and $1,787,723 for the six months ended June 30, 2016 and 2015, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2016, we had negative working capital of approximately $19.1 million (although this figure includes deferred revenue of approximately $1.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the period ended June 30, 2016.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the period ended June 30, 2016.

In May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to a third party for services rendered. The fair market value of the shares was $11,550 and was recorded as legal fees for the period ended June 30, 2016.

Also in May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $11,000 and was recorded as tax consulting fees for the period ended June 30, 2016.

In June 2016, the Company granted 1,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a restricted stock agreement with the Company under which the shares vest in equal installments over a 6 month to 30-month period. The fair market value of the shares was $33,750 and is being amortized to expense over the vesting period. For the period ended June 30, 2016, $3,737 was amortized to stock compensation expense.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Note 6. The fair market value of the shares was $78,750.

During the six months ended June 30, 2016, the Company issued convertible debentures in the aggregate principal amount of $635,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 6,350,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 6,350,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $162,651 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The discount is being amortized over twelve months and $295,722 of amortization expense was recognized for the six months ended June 30, 2016.

During the six months ended, June 30, 2016, $54,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 3,931,973 unrestricted common shares of the Company.

During the six months ended June 30, 2016, 450,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the six months ended June 30, 2016, the Company issued restricted stock agreements for 16,650,000 shares of the Company’s common stock with the Rule 144 restrictive legend to employees of the Company and a subsidiary of the Company (at a fair market value of $321,525), under which the shares typically vest in equal installments over a 6 month to 30-month period.

During the six months ended June 30, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the six months ended June 30, 2016.

Stock compensation expense for the amortization of restricted stock awards was $62,556 for the six months ended June 30, 2016. As of June 30, 2016, there were 18,250,000 shares of unvested stock compensation awards to employees and 16,600,000 shares of unvested stock compensation awards to non-employees.

In August 2016, 1,000,000 shares of stock issued to an employee pursuant to an amended agreement to defer payroll and 1,500,000 shares of restricted stock was cancelled.

During the period that runs from July 1, 2016 through August 22, 2016, the Company issued convertible debentures in the aggregate principal amount of $30,000 to third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued to the lender a total of 300,000 shares of common stock of the Company with the Rule 144 restrictive legend and 3-year warrants under which the lenders may purchase in aggregate a total of 300,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from July 1, 2016 through August 22, 2016, $20,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 was converted into 1,279,492 unrestricted common shares of the Company.

During the period that runs from July 1, 2016 through August 22, 2016, 250,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of August 22, 2016, the outstanding principle and accrued interest currently due under the note is $1,620,067.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 22, 2016	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 22, 2016	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

August 22, 2016	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

