Form 10-Q
period 2016-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2016-11-21
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016, the issuer had 1,162,738,121 shares of common stock, par value $0.00001, issued and 1,122,738,121 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$18,513	$37,141
Accounts receivable, net of allowance for bad debts of $82,674 and $97,973	91,048	382,463
Prepaid expenses and other current assets	12,326	57,488
Total current assets	121,887	477,092

Property and equipment, net of accumulated depreciation of $1,043,219 and $1,038,609	5,421	2,375
Intangible assets, net of accumulated amortization of $319,514 and $319,413	6,690	1,181,661
Deposits and other	8,091	7,909

Total assets	$142,089	$1,669,037

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$11,599,646	$10,536,974
Accounts payable to related parties	140,877	108,379
Bank overdraft	126	52
Deferred revenue	1,300,584	1,658,158
Derivative liabilities	425,740	-
Convertible debentures, net of unamortized discounts of $171,666 and $110,121	1,037,595	499,879
Current portion - notes payable	4,943,710	4,897,141
Current portion - notes payable to related parties, net of unamortized discounts of $29,713 and $20,798	278,529	417,445
Total current liabilities	19,726,807	18,118,028

Total liabilities	19,726,807	18,118,028

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2016	2015
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 49,250 shares issued and outstanding as of September 30, 2016 and 48,500 issued and outstanding as of December 31, 2015	9,724,810	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	9,926,834	9,902,024

Stockholders' Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized 1,156,238,121 issued and 1,116,238,121 outstanding as of September 30, 2016 and 1,114,601,656 issued and 1,084,601,656 outstanding as of December 31, 2015	11,563	11,147
Treasury stock; 40,000,000 as of September 30, 2016 and 30,000,000 as of December 31, 2015	(400)	(300)
Additional paid-in capital	23,300,896	22,252,823
Accumulated deficit	(53,458,325)	(49,739,924)
Accumulated other comprehensive income – foreign currency translation	420,185	558,668

Total Vertical Computer Systems, Inc. stockholders’ deficit	(29,726,081)	(26,917,586)

Noncontrolling interest	214,529	566,571
Total stockholders’ deficit	(29,511,552)	(26,351,015)

Total liabilities and stockholders' deficit	$142,089	$1,669,037

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Licensing and software	$7,290	$22,500	$19,290	$22,500
Software maintenance	819,450	850,287	2,449,058	2,742,035
Cloud-based offering	75,099	86,417	199,565	248,444
Consulting services	49,403	54,967	197,400	186,221
Other	2,019	11,023	10,550	36,811
Total revenues	953,261	1,025,194	2,875,863	3,236,011

Cost of revenues	(392,058)	(465,614)	(1,156,522)	(1,377,496)

Gross profit	561,203	559,580	1,719,341	1,858,515

Operating expenses:
Selling, general and administrative expenses	1,126,309	563,406	2,602,957	2,124,196
Depreciation and amortization	325	-	758	38,412
Bad debt expense	29,276	8,927	41,203	59,808
Impairment of software costs	1,421,155	-	1,421,155	-
Total operating expenses	2,577,065	572,333	4,066,073	2,222,416

Operating loss	(2,015,862)	(12,753)	(2,346,732)	(363,901)

Other income (expense):
Interest income	23	1	41	7
Gain (Loss) on derivative liabilities	160,326	-	49,291	(78,680)
Gain (Loss) on debt extinguishment	-	(173,193)	35,969	(323,193)
Forbearance fees	(2,500)	(699,900)	(19,600)	(948,900)
Interest expense	(550,189)	(64,819)	(1,453,234)	(588,583)

Net loss before noncontrolling interest and income tax (expense) benefit	(2,408,202)	(950,664)	(3,734,265)	(2,303,250)
Income tax (expense) benefit	1,154	(675,895)	103,910	(562,373)
Net loss before noncontrolling interest	(2,409,356)	(274,769)	(3,838,175)	(1,740,877)
Net income (loss) attributable to noncontrolling interest	149,114	(36,588)	119,774	(64,203)
Net loss attributable to Vertical Computer Systems, Inc.	(2,260,242)	(311,357)	(3,718,401)	(1,805,080)
Dividends applicable to preferred stock	(147,000)	(147,000)	(441,000)	(441,000)

Net loss available to common stockholders	$(2,407,242)	$(458,357)	$(4,159,401)	$(2,246,080)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,114,227,854	1,057,869,945	1,100,341,934	1,022,277,163

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive loss
Net loss	$(2,409,356)	$(274,769)	$(3,838,175)	$(1,740,877)
Translation adjustments	35,715	209,796	(138,483)	375,104
Comprehensive loss	(2,373,641)	(64,973)	(3,976,658)	(1,365,773)
Comprehensive income (loss) attributable to noncontrolling interest	(149,114)	(36,588)	(119,774)	(64,203)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(2,522,755)	$(101,561)	$(4,096,432)	$(1,429,976)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2015 through September 30, 2016

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)
Amortization of restricted stock awards	-	-	-	-	179,351	-	-	-	179,351
Forfeited restricted stock awards	-	-	-	-	(1,145)	-	-	-	(1,145)
Shares issued to subsidiary and held in treasury	10,000,000	100	(10,000,000)	(100)	-	-	-	-	-
Shares issued for vested restricted stock awards	1,175,000	12	-	-	(12)	-	-	-	-
Cancellation of shares issued for loan forbearance	(1,000,000)	(10)	-	-	(28,890)	-	-	-	(28,900)
Shares issued for accounts payable	1,500,000	15	-	-	37,485	-	-	-	37,500
Shares issued for services	3,000,000	30	-	-	66,520	-	-	-	66,550
Shares issued for related party accounts payable	5,000,000	50	-	-	99,950	-	-	-	100,000
Shares issued with convertible debt	6,650,000	66	-	-	171,260	-	-	-	171,326
Shares issued for conversion of convertible debt	5,311,465	53	-	-	73,947	-	-	-	74,000
Shares issued for payment of note principal	5,000,000	50	-	-	92,450	-	-	-	92,500
Reclassification of warrants as derivative liabilities	-	-	-	-	(121,258)	-	-	-	(121,258)
Settlement of derivative liability upon conversion of debt	-	-	-	-	47,219	-	-	-	47,219
Shares issued for deferment of unpaid salary and fees for services	3,500,000	35	-	-	78,715	-	-	-	78,750
Shares and subsidiary shares issued for equity subscriptions	1,500,000	15	-	-	124,110	-	-	(26)	124,099
Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(222,500)	(222,500)
Issuance of subsidiary shares for services	-	-	-	-	212,171	-	-	(9,742)	202,429
Issuance of subsidiary shares for debt extension					16,200				16,200
Other comprehensive income translation adjustment	-	-	-	-	-	-	(138,483)	-	(138,483)
Net loss	-	-	-	-	-	(3,718,401)	-	(119,774)	(3,838,175)
Balances at September 30, 2016	1,156,238,121	$11,563	(40,000,000)	(400)	$23,300,896	$(53,458,325)	$420,185	$214,529	$(29,511,552)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(3,838,175)	$(1,740,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	758	38,412
Amortization of debt discounts	516,967	10,570
Common shares issued for services	66,550	-
Forfeited restricted stock awards	(1,145)	-
Common shares issued for stock compensation	-	20,000
Write-off of property and equipment	-	4,905
Bad debt expense	41,203	59,808
Forbearance fees paid with common stock	-	933,900
Cancellation of common shares issued for loan forbearance	(28,900)	-
Impairment of software development costs	1,421,155	-
Loss/(gain) on extinguishment of debt and accrued interest	(35,969)	323,193
Loss/(gain) on derivatives	(49,291)	78,680
Amortization of restricted stock awards	258,101	9,808
Amortization of subsidiary restricted stock awards	202,429	-
Settlement of accrued income taxes	-	(562,373)
Changes in operating assets and liabilities:
Accounts receivable	256,717	350,475
Prepaid expenses and other assets	45,039	(11,500)
Accounts payable and accrued liabilities	1,179,000	486,046
Accounts payable related parties	32,498	35,510
Deferred revenue	(411,142)	(346,110)
Net cash used in operating activities	(344,205)	(148,564)

Cash flow from investing activities:
Software development	(246,184)	(489,148)
Purchase of property and equipment	(3,804)	-
Net cash used in investing activities	(249,988)	(489,148)

Cash flows from financing activities:
Borrowings on notes payable	111,900	335,333
Borrowings on convertible debentures	665,000	550,000
Payments of notes payable	(63,699)	(52,448)
Issuance of stock subscriptions	150,000	-
Payments on related party debt	-	(780)
Dividends paid	(222,500)	(92,500)
Bank overdraft	74	(5,719)
Net cash provided by financing activities	640,775	733,886

Effect of changes in exchange rates on cash	(65,210)	42,421

Net change in cash and cash equivalents	(18,628)	138,595
Cash and cash equivalents, beginning of period	37,141	117,866
Cash and cash equivalents, end of period	$18,513	$256,461

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Nine Months Ended September 30,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for interest	$172,618	$98,857

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	74,000	432,720
Common shares issued on settlement of debt and accrued interest	92,500
Common stock issued for settlement of derivative liabilities	47,219	130,399
Debt discount due to shares and warrants issued with debt	171,326	153,288
Issuance of shares for settlement of accounts payable and related party accounts payable	137,500	-
Debt discount due to derivative liabilities	399,901	-
Common shares issued for vested incentive restricted stock	12	-
Reclassification of warrants as derivative liabilities	121,258	-
Debt discount due to convertible debt extensions	16,200	-

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

For the nine months ended September 30, 2016 and 2015, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the nine months ended September 30, 2016, the Company capitalized an aggregate of $246,184 related to software development and wrote off $1,421,155 of impaired software development costs.

During the nine months ended September 30, 2015, the Company capitalized an aggregate of $489,148 related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2016 and 2015 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2016, we had negative working capital of approximately $19.6 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third-party debt activity, including our convertible debt, for the nine months ended September 30, 2016:

December 31, 2015	$5,397,020
Borrowings from convertible debentures	665,000
Repayments of third party notes	(63,699)
Borrowings from third parties	111,900
Conversion of debt principal to common stock	(67,639)
Debt discounts due to stock, warrants and derivative liabilities	(538,457)
Amortization of debt discounts	476,912
Effect of currency exchange	268
September 30, 2016	$5,981,305

During the nine months ended September 30, 2016, the Company entered into subscription agreements under which third party subscribers purchased 750 shares of Series A 4% Convertible Cumulative Preferred Stock of the Company (“VCSY Series A Preferred Stock”) for $150,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 1,500,000 shares of common stock of the Company with the Rule 144 restrictive legend, 75,000 shares of common stock of Ploinks, Inc., 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $24,810. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $99,238. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $24,861. The fair market value of all warrants issued to the subscribers was $1,091 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the nine months ended, September 30, 2016, $74,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 5,311,465 unrestricted common shares of the Company.

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

During the nine months ended September 30, 2016, NOW Solutions, a subsidiary of the Company, paid dividends to Lakeshore of $222,500.

Note 4. Derivative Liability and Fair Value Measurements

Derivative liability

During 2016, certain notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding common stock warrants associated with the notes became tainted and were required to be accounted for as derivative liabilities under ASC 815.

As of September 30, 2016, the aggregate fair value of the outstanding derivative liabilities was $425,740. For the nine months ended September 30, 2016, the net gain on the change in fair value of derivative liabilities was $49,291.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2016:

2016
Expected dividends	0%
Expected terms (years)	0.26 – 2.84
Volatility	101% - 119%
Risk-free rate	0.23% - 0.92%

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2016:
Liabilities
Derivative liabilities – convertible debt and warrants	$-	$-	$425,740

As of December 31, 2015:
Liabilities
None	$-	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2016:

Fair value as of December 31, 2015	$-
Additions recognized as debt discounts	399,901
Additions reclassified from equity	121,258
Additions from warrants issued with preferred stock subscription	1,091
Reduction due to settlement upon conversion	(47,219)
Gain on change in fair value of derivatives	(49,291)
Fair value as of September 30, 2016	$425,740

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

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the period ended September 30, 2016.

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

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the period ended September 30, 2016.

In May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to a third party for services rendered. The fair market value of the shares was $11,550 and was recorded as legal fees for the period ended September 30, 2016.

Also in May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $11,000 and was recorded as tax consulting fees for the period ended September 30, 2016.

In June 2016, the Company granted 1,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a restricted stock agreement with the Company under which the shares vest in equal installments over a 6 month to 30-month period. The fair market value of the shares was $33,750 and is being amortized to expense over the vesting period. For the period ended September 30, 2016, $15,288 was amortized to stock compensation expense.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Note 6. The fair market value of the shares was $78,750.

During the nine months ended September 30, 2016, the Company issued convertible debentures in the aggregate principal amount of $665,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 6,650,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 6,650,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $385,779 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and $141,885 of amortization expense was recognized for the nine months ended September 30, 2016.

During the nine months ended, September 30, 2016, $74,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 5,311,465 unrestricted common shares of the Company.

During the nine months ended September 30, 2016, the Company entered into subscription agreements under which third party subscribers purchased 750 shares of VCSY Series A Preferred Stock for $150,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 1,500,000 shares of common stock of the Company with the Rule 144 restrictive legend, 75,000 shares of common stock of Ploinks, Inc., 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $24,810. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $99,238. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $8,100. The fair market value of all warrants issued to the subscribers was $24,861 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the nine months ended September 30, 2016, 1,175,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the nine months ended September 30, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the nine months ended September 30, 2016.

Stock compensation expense for the amortization of restricted stock awards for Ploinks, Inc. and VCSY stock was $429,577 for the nine months ended September 30, 2016. As of September 30, 2016, there were 19,305,000 shares of unvested stock compensation awards to employees and 16,600,000 shares of unvested stock compensation awards to non-employees for VCSY stock. As of September 30, 2016, there were 5,225,999 shares of unvested stock compensation awards to employees for Ploinks, Inc. stock.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

Option and warrant activities during the nine months ended September 30, 2016 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	-	-	6,800,000	$.091
Options/Warrants granted	-	-	6,875,000	$.102
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at September 30, 2016	-	-	13,675,000	$.098

The weighted average remaining life of the outstanding warrants as of September 30, 2016 was 2.295. The intrinsic value of the exercisable warrants as of September 30, 2016 was $.022.

Note 6. Related Party Transactions

The following table reflects our related party debt activity, including our convertible debt, for the nine months ended September 30, 2016:

December 31, 2015	$417,445
Settlement of debt principal to common stock	(130,000)
Debt discounts due to stock, warrants and derivative liabilities	(48,970)
Amortization of debt discounts	40,055
Effect of currency exchange	(1)
September 30, 2016	$278,529

As of September 30, 2016, and December 31, 2015, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $140,877 and $108,379, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

Note 8. Subsequent Events

During the period that runs from October 1, 2016 through November 21, 2016, the Company entered into subscription agreements under which third party subscribers purchased 1,000 shares of VCSY Series A Preferred Stock for $200,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 100,000 shares of common stock of the Company’s subsidiary, Ploinks, Inc., 2 year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2 year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share.

During the period that runs from October 1, 2016 through November 21, 2016, 4,500,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2016 and 2015, $246,184 and $489,148 of internal costs were capitalized, respectively. During the nine months ended September 30, 2016, $1,421,155 of software development costs was written off as impaired.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared To Three and Nine Months Ended September 30, 2015

Total Revenues. We had total revenues of $953,261 and $1,025,194 for the three months ended September 30, 2016 and 2015, respectively. The decrease in total revenues was $71,933 for the three months ended September 30, 2016 representing a 7.0% decrease compared to the total revenues for the three months ended September 30, 2015. Substantially all the revenues for the three months ended September 30, 2016 and 2015 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $12,440 or 1.3% of total revenues for the three months ended September 30, 2016 and $22,528 or 2.2%of total revenues for the three months ended September 30, 2015.

Revenues for the three months ended September 30, 2016 and 2015 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. There were $7,290 of new licensing sales of our emPath® product during the third quarter of 2016 as compared to $22,500 for the same period in 2015. Software maintenance in the three months ended September 30, 2016 decreased by $30,837or 3.6% from the same period in the prior year. The revenue decrease in software maintenance is related to the loss of US maintenance revenue. Consulting revenue, in the three months ended September 30, 2016 decreased by $5,564 from the same period in the prior year, which represents a 10.1% decrease. This decrease was due to reduced consulting services for version upgrades and enhancements to existing accounts during the third quarter of 2016. Cloud-based revenues were $75,099 for the three months ended September 30, 2016 compared to $86,417 for the same period in the prior year, representing a $11,318 decrease or 13.1%. The decrease is related to a reduction in Canadian cloud-based revenue and SnAPPnet revenue. Other revenue in the three months ended September 30, 2016 decreased by $9,004 or 81.7% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,875,863 and $3,236,011 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in total revenues was $360,148 for the nine months ended September 30, 2016 representing a 11.1% decrease compared to the total revenues for the nine months ended September 30, 2015. Substantially all the revenues for the nine months ended September 30, 2016 and 2015 were related to the business operations of NOW Solutions. Revenue from SnAPPnet, Inc. was $48,286 or 1.68% of total revenues for the nine months ended September 30, 2016 and $61,966 or 1.9% of total revenues for the nine months ended September 30, 2015.

Revenues for the nine months ended September 30, 2016 and 2015 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses decreased by $3,210 or 14.3% compared to that for the nine months ended September 30, 2015. Software maintenance in the nine months ended September 30, 2016 decreased by $292,977 or 10.7% from the same period in the prior year. The revenue decrease in software maintenance is related to the loss of US and Canada maintenance revenue and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the nine months ended September 30, 2016, increased by $11,179 from the same period in the prior year, which represents a 6.0% increase. This increase was primarily due to increased consulting services for version upgrades and enhancements to existing accounts in Canada during the nine months ended September 30, 2016. Cloud-based revenues were $199,565 for the nine months ended September 30, 2016 compared to $248,444 for the same period in the prior year, representing a $48,879 decrease or 19.7%. The decrease is primarily related a reduction in US cloud-based revenue and SnAPPnet revenue. Other revenue in the nine months ended September 30, 2016 decreased by $26,261 or 71.3% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $392,058 for the three months ended September 30, 2016, compared to $465,614 for the three months ended September 30, 2015. The decrease in cost of revenues of $73,556 represents a 15.8% decrease. The decrease in direct cost of revenues was primarily due to decreases in consulting fees, commissions and renegotiated hosting fees.

For the nine months ended September 30, 2016, direct costs of revenues were $1,156,522 compared to $1,377,496 for the same period in 2015, resulting in a decrease of $220,974 or 16.0%. The decrease in direct cost of revenues was primarily due to decreases in consulting fees, commissions, travel expenses and renegotiated hosting fees.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,126,309 and $563,406 in the three months ended September 30, 2016 and 2015, respectively. The increase of $562,903 is 99.9% more than the same period in 2015. We had increased salaries, stock compensation and penalties.

For the nine months ended September 30, 2016 we had selling, general and administrative expenses of $2,602,957 compared to $2,124,196 for the nine months ended September 30, 2015. The increase of $478,761 was 22.5% higher than the same period in 2015. We had increased salaries, stock compensation and consulting fees somewhat offset by decreased legal fees and shareholder communications.

Depreciation and amortization. For the three months ended September 30, 2016, we had depreciation and amortization of $325 compared to $0 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, $758 and $38,412, respectively of depreciation and amortization was recorded.

Bad debt expense. During the three and nine months ended September 30, 2016, $29,276 and $41,203, respectively was recorded for accounts receivables that was greater than ninety days past due. During the three and nine months ended September 30, 2015, $8,927 and $59,808, respectively was recorded for accounts receivables that was greater than ninety days past due.

Impairment of software costs. During the three months ended September 30, 2016, $1,421,155 of Ploinks™ software development costs was expensed as impaired as management was unable to support the net realizable value required by GAAP due to the uniqueness of Ploinks™ and lack of third-party information related to user growth rates for mobile devices’ apps. Although the Company has written these costs to expense, management will go to market with Ploinks™ once the application is complete.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock, common stock warrants, and convertible debentures. Market value for common stock warrants and convertible debentures is determined using the Black-Scholes Model. The gain on derivative liabilities was $160,326 for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The gain on derivative liabilities was $49,291 for the nine months ended September 30, 2016 compared to a loss of $78,680 for the nine months ended September 30, 2015.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended September 30, 2016 were $2,500 compared to $699,900 for the three months ended September 30, 2015. The fees for the three months ended September 30, 2016 are related to a lender of VCSY. The fees for the three months ended September 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the rule 144 restrictive legend issued to a VCSY lender and 22 million shares of VCSY common stock with the rule 144 restrictive legend issued to the senior secured lenders of NOW Solutions.

Forbearance fees for the nine months ended September 30, 2016 were $19,600 compared to $948,900 for the nine months ended September 30, 2015. The fees for the nine months ended September 30, 2016 are related to a VCSY lender. The fees for the nine months ended September 30, 2015 are related to the fair market value of 10 million shares of VCSY common stock with the rule 144 restrictive legend issued to a VCSY lender and 22 million shares of VCSY common stock with the rule 144 restrictive legend issued to the senior secured lenders of NOW Solutions.

Loss on Debt Extinguishment. We had a $35,969 gain on debt extinguishment for the nine months ended September 30, 2016. The gain relates to the fair market value of the issuance of 5 million shares with the rule 144 restrictive legend of VCSY common stock to a NOW Solutions lender to settle a portion of debt principal.

We had a $173,193 and $323,193 loss on debt extinguishment for the three and nine months ended September 30, 2015. The loss relates to the fair market value of the issuance of 28,556,522 shares with the rule 144 restrictive legend of VCSY common stock to VCSY, NOW Solutions and Priority Time lenders to settle debt and accrued interest payments.

Interest Expense. We had interest expense of $550,189 and $64,819 for the three months ended September 30, 2016 and 2015, respectively. Interest expense increased by $485,370 representing an increase of 748.8% compared to the same expense in the three months ended September 30, 2015. The increase was due to interest and debt discounts related to the issuance of convertible debentures in 2016 and an adjustment credit in 2015 on interest recorded in a prior year on the settlement of Canadian income taxes.

For the nine months ended September 30, 2016, we had interest expense of $1,453,234 compared to $588,583 for the same period in 2015, representing an increase of $864,651 or 146.9% for the period. The increase was due to interest and debt discounts related to the issuance of convertible debentures in 2016 and an adjustment credit in 2015 on interest recorded in a prior year on the settlement of Canadian income taxes.

Net loss before income taxes. We had a net loss before income taxes of $2,408,202 and $950,664 for the three months ended September 30, 2016 and 2015, respectively. The net loss before income taxes for the three months ended September 30, 2016 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $2,015,862. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities. The net loss before income taxes for the three months ended September 30, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $12,753. This loss was increased by forbearance fees, loss on debt extinguishment and interest expense.

We had a net loss before income taxes of $3,734,265 and $2,303,250 for the nine months ended September 20, 2016 and 2015, respectively. The net loss before income taxes for the nine months ended September 30, 2016 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $2,346,732. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities and gain on debt extinguishments. The net loss before income taxes for the nine months ended September 30, 2015 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $363,901. This loss was increased by forbearance fees, loss on derivative liability, loss on debt extinguishment and interest expense.

Income tax benefit. We had income tax expense of $1,154 and $103,910 for the three and nine months ended September 30, 2016, respectively. Income tax expense is related to NOW Solutions, a 75% owned subsidiary of the Company.

We had an income tax benefit of $675,895 and $562,373 for the three and nine months ended September 30, 2015, respectively. The income tax benefit is primarily related to an adjustment for the settlement of Canadian income taxes recorded in a previous year.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $147,000 for both the three months ended September 30, 2016 and 2015 and $441,000 for both the nine months ended September 30, 2016 and 2015.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $2,407,242 and $458,357 for the three months ended September 30, 2016 and 2015, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $4,159,401 and $2,246,080 for the nine months ended September 30, 2016 and 2015, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

At September 30, 2016, we had non-restricted cash-on-hand of $18,513 compared to $37,141 at December 31, 2015.

Net cash used in operating activities for the nine months ended September 30, 2016 was $344,205 compared to net cash used in operating activities of $148,564 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 we received $2,501,986 of cash from customers, used $2,082,806 for payroll, benefits and payroll taxes, $172,618 for interest payments, $208,101 for professional fees, $37,647 for insurance payments, $87,603 for tax payments other than payroll and $257,416 for accounts payable to vendors.

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

A large portion of our cash (and revenue) comes from software maintenance. When we bill, and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $357,574 or 21.6% from the balance at December 31, 2015. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $382,463 at December 31, 2015 to $91,048 (net of allowance for bad debts) at September 30, 2016. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $10,645,353 at December 31, 2015 to $11,740,523 at September 30, 2016. The change is primarily related to increased accounts payable, executive payroll, payroll taxes and accrued interest, partially offset by decreased accounts payable. The resulting balance at September 30, 2016 is 127 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2016 and September 30, 2015 of $246,184 and $489,148, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2016, we had $776,900 of new debt funding, $150,000 of equity financing, repaid $241,337 to lenders and paid $222,500 of dividends to noncontrolling shareholders of NOW Solutions. For the nine months ended September 30, 2015, we paid $53,228 of principal on notes payable and related party notes payable, paid dividends of $92,500 to NOW Solutions noncontrolling interest owners and had $885,333 of new debt funding in the same period.

The total change in cash for the nine months ended September 30, 2016 was a decrease of $18,628.

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

	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2016	2016	2017	2018	2019	2020+
Notes payable	$5,151,952	$5,151,952	$-	$-	$-	$-
Convertible debentures	1,309,261	644,261	665,000	-	-	-
Operating lease	164,210	20,534	82,649	61,027	-	-
Total	$6,625,423	$5,816,747	$747,649	$61,027	$-	$-

Of the notes payable, the default status is as follows:

	September 30, 2016	December 31, 2015

In default	$4,921,952	$4,340,382
Not in default	1,539,261	1,605,000

Total Notes Payable	$6,461,213	$5,945,382

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss before noncontrolling interest of $3,838,175 and $1,740,877 for the nine months ended September 30, 2016 and 2015, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2016, we had negative working capital of approximately $19.6 million (although this figure includes deferred revenue of approximately $1.3 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In April 2016, the Company and a third party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the period ended September 30, 2016.

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

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the period ended September 30, 2016.

In May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to a third party for services rendered. The fair market value of the shares was $11,550 and was recorded as legal fees for the period ended September 30, 2016.

Also in May 2016, the Company issued 500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $11,000 and was recorded as tax consulting fees for the period ended September 30, 2016.

In June 2016, the Company granted 1,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to a consultant of the Company and its subsidiaries pursuant to a restricted stock agreement with the Company under which the shares vest in equal installments over a 6 month to 30-month period. The fair market value of the shares was $33,750 and is being amortized to expense over the vesting period. For the period ended September 30, 2016, $15,288 was amortized to stock compensation expense.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Note 6. The fair market value of the shares was $78,750.

During the nine months ended September 30, 2016, the Company issued convertible debentures in the aggregate principal amount of $665,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 6,650,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 6,650,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $385,779 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and $141,885 of amortization expense was recognized for the nine months ended September 30, 2016.

During the nine months ended, September 30, 2016, $74,000 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 5,311,465 unrestricted common shares of the Company.

During the nine months ended September 30, 2016, the Company entered into subscription agreements under which third party subscribers purchased 750 shares of VCSY Series A Preferred Stock for $150,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 1,500,000 shares of common stock of the Company with the Rule 144 restrictive legend, 75,000 shares of common stock of Ploinks, Inc., 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2 year warrants under which the subscribers may purchase an aggregate total of 112,500 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $24,810. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $99,238. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $8,100. The fair market value of all warrants issued to the subscribers was $24,861 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the nine months ended September 30, 2016, 1,175,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

During the nine months ended September 30, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the nine months ended September 30, 2016.

During the period that runs from October 1, 2016 through November 21, 2016, the Company entered into subscription agreements under which third party subscribers purchased 1,000 shares of VCSY Series A Preferred Stock for $200,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 100,000 shares of common stock of the Company’s subsidiary, Ploinks, Inc., 2 year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2 year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share.

During the period that runs from October 1, 2016 through November 21, 2016, 4,500,000 VCSY common shares issued under restricted stock agreements to consultants and employees of the Company vested.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of November 21, 2016, the outstanding principle and accrued interest currently due under the note is $1,620,067.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2016	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2016	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

November 21, 2016	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

