Form 10-K
period 2016-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2017-04-24
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2016

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $23,999,378.

As of April 24, 2017, the issuer had 1,172,114,528 shares of common stock, par value $0.00001, issued and 1,132,114,528 outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future performance of our products and services, or results or achievements. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, after the date of this Annual Report.

Trademarks and Trade names

We have common law, unregistered trademarks for the Company and its subsidiaries based upon use of the trademarks in the United States. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, endorsement of, or sponsorship of us or our products or services by, any other companies.

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

Our business model combines complementary and integrated software products along with internet core technologies, in order to create a distribution matrix that we believe is capable of penetrating multiple sectors through cross-promotion.

We developed a secure communication platform (based upon our patented and patent-pending software technologies) that we believe can change the nature of communication on the Internet by allowing and supporting development of applications in separate sectors. In addition, the technology underlying our communication platform has potential applications in the “Internet of Things” (IoT) market.

VCSY’s secure communication platform eliminates the central server component in communications over the Internet, since the user has a web server installed on their mobile device, which may also be synchronized with their tablet, PC or other hardware components (i.e. storage disks). VCSY’s secure communication platform is for users who seek to obtain a higher level of security and protection for their information (including data, messages and images) and for private secure communication of information with other users.

The first application built upon our secure communication platform is Ploinks™, a personal secure cloud communication channel which was developed by our subsidiary, Ploinks, Inc. Ploinks™ provides each user with the ability to protect their data (such as messages, images, and videos) from both unwanted data transmissions and from third parties gaining access and ownership rights to the user’s personal data without that user’s express permission. Ploinks™ is not a social media product, but users may still use all currently available social media applications. Ploinks™ provides users with a simple and new means to preserve and protect any personal data that the individual wants to keep control of. We launched Ploinks™ in February 2017 and plan to launch the Puddle™ service, a complimentary storage and backup service to Ploinks™ for personal data on Windows-based PCs and storage devices, that synchronizes with the user’s mobile device, in April 2017.

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

Our continuous effort to improve our emPath® product and its cloud-based offering has allowed us to finalize and launch our new module-based initiative under which certain payroll/human resource modules can be marketed independently from emPath® or bundled into a comprehensive solution. An upgrade version, EmPath® 7.0 is in beta testing with selected clients with a general release anticipated to be available in May 2017. Version 7.0 will significant improve the user experience and will support all the new modern browsers. In addition, there will be a performance increase in processing payroll for Empath’s large clients. Upon the completion of Ploinks™ Puddle™, there will be an approach to some of our emPath®’s clients to create an emPath® enterprise solution by making use of the VCSY secure communication platform.

Our time and attendance software, PTS™, has been designed with the flexibility to meet the needs of a simple small business requirements as well as the most complex union-intensive clients through a rule-based time policy system coupled with a dashboardlets™ feature for presentations of information supporting numerous databases including Oracle, DB2 and SQL. For a description of this feature, please see the section entitled “Internet Core Technologies” below.

PTS™ will be marketed as a stand-alone best-of-breed solution through Priority Time Systems, Inc. (“Priority Time”) as well as an integrated module within emPath®, which we will be marketing to emPath®’s existing customer base. Initial marketing efforts will be focused on the United States and Canadian markets.

SnAPPnet™ is currently sold as a best-of-breed standalone solution through our subsidiary, SnAPPnet, Inc. We are in the process of upgrading SnAPPnet™ look and feel, along with expanding the functionality, to not only increase the market potential but to then integrate it with emPath®, so that it can also be sold to NOW Solutions’ customers as an emPath® module.

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

A cloud-based service is a cost-effective, reliable and secure way for businesses to obtain the same benefits of commercially licensed, internally operated software, without the associated complexity and high start-up costs of deploying the software in-house or the need to dedicate IT people on staff to monitor and upgrade such a system. Such services are currently under evaluation as to the marketability of making use of the VCSY secure communication platform to create new business opportunities.

After completing emPath® cloud-based model to ensure a robust and competitive solution, NOW Solutions began selling that offering to existing and new clients. The cloud-based model provides a highly reliable, secure and scalable infrastructure, enabling us not only to continue servicing and expanding our current market of mid to large sized customers but also to increase our market reach by offering a solution to smaller sized customers, which otherwise may not be able to afford an in-house solution.

As an expanded product and as a result of our initial sales to customers with complex payroll, NOW Solutions has created a tailored cloud-based offering which provides these types of customers the cost benefits of a cloud computing model while meeting their complex requirements. We are also continuing to upgrade emPath® for our cloud computing offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll and HR providers in their local markets.

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

Ploinks™ is a personal secure cloud-based product when the Puddle™ is synchronized with a user’s mobile device. Ploinks ™ is a monthly subscription based application.

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

The fourth Internet core technology is our secure communication platform based on a web server that was licensed to the Company, and subsequently patented by the Company. The communication platform will use the Emily™ technology, and other patented and patent-pending applications (like the SiteFlash™ patents). Using this secure communication platform, we launched our first product, Ploinks™, a personal secure communication channel through our subsidiary, Ploinks, Inc., in February 2017, along with the Puddle™, a complimentary storage and backup solution on Windows-based PCs and/or other storage devices to be released in April 2017, which will be synchronized with a user’s mobile device. Upon completion of the synchronization of the user’s mobile device and the Puddle™, Ploinks™ will be marketed as a secure personal cloud.

Intellectual Property Assets

Our SiteFlash technology is based upon the following patents: a System and Method for Generating Web sites in an Arbitrary Object Framework. This unique ability is patented under U.S. Patent No. 6,826,744 and continuation patent U.S. Patent No. 7,716,629 as well as a continuation patent (U.S. Patent No. 8,949,780) of U.S. Patent No. 7,716,629.

Our Emily™ core technology is the basis for a “Web-based collaborative data collection system”, which allows a disparate and distributed database to be viewed and updated as if it was a single large database. This unique ability is patented under U.S. Patent No. 7,076,521.

Our Emily™ XML scripting language, coupled with other Company technology, is the basis for development of mobile applications. This unique ability is patented under U.S. Patent No. 8,578,266 and its continuation patent.

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

Our fiber optic patent is an invention for “Transmission of Images Over a Single Filament of Fiber Optic Cable” under U.S Patent No. 6718103.

We also have other mobile technologies, which are patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Software development units	Emily™	Vertical	VHS(a)
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (c)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a), NOW Solutions (c)
Personal Secure Communication Channel	Ploinks™	Vertical	Ploinks, Inc.(d)

(a)	Physician market (including medical clinics but not including hospitals)
(b)	Government sector
(c)	Clients of NOW Solutions
(d)	Personal secure communication channel for individual consumers

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Ploinks, Inc., Taladin, VHS, Priority Time Systems, SnAPPnet, Inc., Vertical do Brasil, and other subsidiaries with minimal or no activity and other limited interests. Each of the primary divisions is discussed below.

NOW Solutions, Inc.

NOW Solutions, a Delaware corporation, is a 75% owned subsidiary of the Company. NOW Solutions specializes in end-to-end, fully integrated human resources and payroll solutions. NOW Solutions has clients in the United States and Canada ranging from private businesses to government agencies, who typically employ 500 or more employees. NOW Solutions currently markets emPath®, a payroll and human resources and payroll solution. emPath® meets the needs for clients who have complex payroll where they may have employees from different unions, multiple locations in different states (U.S.) and provinces (Canada), and intricate compensation structures. We believe that the competitive advantage of emPath® is its speed of implementation through a formula-builder technology, which provides customers with rapid customization of payroll rules and calculations without the need for any programming expertise. NOW Solutions’ product suite is targeted to address the needs of management in today’s dynamic business environment and gives organizations a user-friendly, flexible, multi-lingual (i.e., English, Canadian French, Spanish, and Portuguese) software solution, without the multi-million dollar implementation and support budgets typically required to use the payroll and HR products of major competitors.

NOW Solutions has converted some of its existing customers to its cloud-based model and is in the process of developing methods to introduce its cloud-based offering (supporting MS SQL, Oracle and DB2 databases) through distributors in the United States. During the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we are labeling “tailored cloud-based”, which we believe can fulfill our customers’ unique requirements while giving them the benefits of a cloud-based offering. NOW Solutions has a new version (Version 7.0) of its emPath® software currently in beta testing with some of their clients, with the expectation of it being fully released in May 2017. Empath 7.0 not only greatly improves the user experience but also supports all modern browsers.

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

Once the first version of Ploinks™ is released with the Puddle™, there will be presentations made to selected NOW solutions’ customers to jointly create an enterprise secure communication channel utilizing VCSY secure communication platform.

The revenue model of NOW Solutions is based upon five components: licensing and renewable annual maintenance fees, cloud-based fees, professional consulting services, and managed services. Under the cloud-based delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2016, NOW Solutions had approximately $541,830 of total assets, revenues of approximately $3,768,420 and net income of approximately $469,570.

Taladin, Inc.

Taladin, a Texas corporation, is a wholly-owned subsidiary of the Company. Taladin is being positioned to become the parent company for NOW Solutions, Priority Time and SnAPPnet in order to streamline and better coordinate the Company’s business administrative software product lines and marketing efforts. It is anticipated that Taladin will also be responsible for an enterprise private communication channel utilizing VCSY secure communication platform.

For the 12 months ended December 31, 2016, Taladin had no material assets, no revenues and a net loss of approximately $14,095.

Ploinks, Inc.

Ploinks, Inc., a Texas corporation (formerly OptVision Research, Inc.), is a 91% owned subsidiary of the Company.

Vertical has licensed its secure communication platform to Ploinks, Inc. in the United States, for use by consumers as a personal secure communication channel. The Ploinks™ application was launched in February 2017. Ploinks, Inc. is also developing the Puddle™, a complimentary storage and backup solution to Ploinks™ for Windows-based PCs and storage devices, which is anticipated to be launched in April 2017, which will be synchronized with a user’s mobile device. Upon completion of the synchronization of the user’s mobile device and the Puddle™, Ploinks™ will be marketed as a secure personal cloud.

Ploinks™ is available on http://www.ploinks.com for a monthly subscription fee.

For the 12 months ended December 31, 2016, Ploinks, Inc. had no material assets, no revenues and a net loss of $1,705,446.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. VHS will market a new platform called the “Physicians Bridge”, which will be the basis for marketing applications to physicians utilizing other Vertical technologies and products which were licensed for the physician market by Vertical to VHS.  Vertical will also license its secure communication platform to VHS to be utilized in the development of a secure communication channel to be used between physicians and staff as well as between patients, staff, and physicians.

For the 12 months ended December 31, 2016, VHS had $230 of assets, no revenues, and a net loss of approximately $162,395.

Priority Time Systems, Inc.

Priority Time, a Nevada corporation, is an 70% owned subsidiary of the Company. We originally purchased 90% of the common stock of Priority Time from a shareholder of Priority Time and under a shareholder agreement with the selling shareholder, we have the option to purchase 10% of the common shares of Priority Time stock held by this shareholder. The shareholder agreement also provides for the licensing terms of Priority Time products to our other subsidiaries.

Priority Time has been developing PTS™, a time and attendance product that will be offered as both a standalone product and as an integrated module within emPath®.

PTS™ is being developed to meet the unique and complex requirements of NOW Solutions’ customers, particularly for the medical and government markets, who provided us with specifications for an ideal time and attendance program. The most critical need of complex customers was robust flexibility which led to the creation, from the ground up, of a rule-based time and attendance application, allowing users to make for immediate changes within the application while also providing a state-of-the-art reporting ability to senior executives. The result also led to a new development platform as well as another application called “dashboardletsTM.” PTS™ will be commercially available once a major emPath® update is completed and its integration with emPath® finalized.

We have been using our new development platform, which has allowed us to create a cloud-based solution that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets (i.e. medical, government, casinos, and hospitality).

For the 12 months ended December 31, 2016, Priority Time had no assets, no revenues and a net loss of approximately $1,235.

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

SnAPPnet™ core application is being rewritten to utilize our new administrative development platform, including our proprietary dashboardlets™. The revised and improved SnAPPnet™ application will open new possibilities in markets in need of automated fillable forms.

For the 12 months ended December 31, 2016, SnAPPnet, Inc. had assets of approximately $7,675, revenues of approximately $59,255 and a net loss of approximately $5,300.

Government Internet Systems, Inc.

GIS, a Nevada corporation is our 84.5% owned subsidiary. Vertical licensed ResponseFlash™ to GIS in order to market and distribute this technology to government entities (excluding state universities and schools) in the United States. Marketing is currently on hold and the business opportunities are being reviewed in conjunction with VCSY secure communication platform.

For the 12 months ended December 31, 2016, GIS had no assets, no material revenue and net loss of approximately $9,929.

Vertical do Brasil

Our 100% owned subsidiary, Vertical do Brasil, a Brasilian company, houses a software development team that performs services on behalf of the Company and its subsidiaries.

For the 12 months ended December 31, 2016, Vertical do Brasil had assets of approximately $4,013, no revenues and net loss of approximately $207,577.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2016, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2016, EnFacet had no material assets and a net loss of $28.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2016, Globalfare had no assets and a net loss of $99.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2016, Pointmail had no assets, no revenues and no expenses.

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

Ploinks™ is an all-in-one solution that we believe has no direct competition to our knowledge, but finds competitors in some of its areas, such as Snapchat and Instagram for images, Whisper, WhatsApp, Facebook messenger in the area of secure messaging, as well as Dropbox, GoDaddy, Amazon, Microsoft and Google for cloud services.

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

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented and patent-pending technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for a number of years, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single database (where competing products may use two or more), and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	Our development platform (including the dashboardlets™ feature) will provide a consistent business intelligence tool across our administrative software product line.

6.	We can cross-promote our administrative software applications between companies.

7.	emPath® supports a global platform with one database for both payroll and HR.

8.	Our new secure communication platform is based upon certain trade secrets and revolutionary technology with patented and patent-pending technology.

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

The key components of our strategy are to:

1.	Leverage our strong, profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	Develop a portfolio of patented technologies that can be licensed to third parties or utilized internally to strengthen our existing and projected product offerings.

3.	Build a network of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	Maximize the unique features of our new software development platform to launch our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of product specifications for their own vertical markets.

5.	Build and integrate new commercially viable products utilizing our patented technology and other administration software.

6.	Expand the reach of emPath® internationally beyond the U.S. and Canada utilizing non-competitive local distributors in foreign countries.

7.	Develop proprietary applications on our secure communication platform and, with licensing agreements, provide a structure whereby third-party applications can be developed upon that platform to be then distributed.

8.	Have third party verification as to the capability and comparison in the marketplace.

9.	Do joint partnerships with companies that benefit from our technology.

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

Proprietary Rights

We rely upon a combination of patent, copyright, trademark, trade secret laws, and contract provisions and to protect our proprietary rights in our technologies, products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants and other business partners.  emPath®, PTS™, SnAPPnet™, PASS™ and Ploinks™ are protected by copyright and trademark.

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

Together, these patents are the foundation of our SiteFlash™ platform.

The USPTO granted us a patent (No. 7,076,521) for an invention for a “Web-based collaborative data collection system” on July 11, 2006.  This patent covers various aspects of the Emily™ XML Enabler Agent and the Emily™ XML Broker.

The USPTO granted us a patent (No. 8,578,266) for a “Method and Systems for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure” (formerly, a “Method and System for Providing a Framework for Processing Markup Language Documents”) on November 5, 2013. In August 2016, we were granted a continuation patent (U.S. Patent No. 9,405,736) of U.S. Patent No. 8,578,266 which allowed Claims 1-19 and 21 and amended claims 1, 14, and 21. These patents cover the Emily™ scripting language.

THE USPTO granted us a patent (No. 9,112,832) for a “System and Method Running a Web Server on a Mobile Internet Device.” This patent is incorporated into our secure communication platform and covers the Tiny Web Server, which is also a component of our secure communication platform.

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

Employees

As of April 24, 2017, we had 23 full-time and 4 part-time employees (20 are employed in the United States and 7 in Canada), 2 full time consultants and 1 part time consultant. We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss of $5,466,230 and $2,495,612 for the years ended December 31, 2016 and 2015, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2016 and 2015. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2016 was $31.0 million. Additionally, at December 31, 2016, we had negative working capital of approximately $20.6 million (although it includes deferred revenue of approximately $1.8 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2016 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $20.6 million at December 31, 2016, which means that our current liabilities exceeded our current assets by approximately $20.6 million (although it includes deferred revenue of approximately $1.8 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2016 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control.

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

•	the demand for our SiteFlash™, Emily™ and other proprietary technologies;
•	the demand for our administrative software products and services: emPath®, PTS™, and SnAPPnet™;
•	the demand for our personal secure communication application Ploinks™;
•	introduction of new products and services by us and our competitors;
•	costs incurred with respect to acquisitions;
•	price competition or pricing changes in the industry;
•	technical difficulties or system failures;
•	general economic conditions and economic conditions specific to the Internet and Internet media and communication platforms; and
•	the licensing of our intellectual property.

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

Our Success Depends On Our Ability to Protect Our Proprietary Technology.

Our success is dependent, in part, upon our ability to protect and leverage the value of proprietary technology, including our private communications platform technology (which includes the Ploinks™ products), our patented SiteFlash™ and Emily™ technologies, our patent-pending technologies and administrative software solutions like emPath®, PTS™, and SnAPPnet™, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

Item 2. Properties

The Company and NOW Solutions’ headquarters are currently located at 101 West Renner Road, Suite 300, Richardson, Texas, and comprise approximately 4,000 square feet. NOW Solutions has other offices at 6205 Airport Road, Building B, Suite 214, Mississauga, Ontario, Canada, which comprises 793 square feet. All of these locations are leased from third parties and the premises are in good condition. We believe that our facilities are adequate for our present needs and near-term growth, and that additional facilities will be available at acceptable rates as we need them. Our other subsidiaries may be reached through our Richardson, Texas headquarters.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses.  We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is traded on the OTC Markets and quoted on the OTCQB under the symbol “VCSY.” The OTCQB may also be referred to as “OTCMKTS” or “Other OTC”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2016	$0,0244	$0.0178
Quarter Ended September 30, 2016	$0.0262	$0.0188
Quarter Ended June 30, 2016	$0.0273	$0.0169
Quarter Ended March 31, 2016	$0.0233	$0.0151
Quarter Ended December 31, 2015	$0,0475	$0.0121
Quarter Ended September 30, 2015	$0.0480	$0.0205
Quarter Ended June 30, 2015	$0.0370	$0.0226
Quarter Ended March 31, 2015	$0.0300	$0.0176

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of April 24, 2017, there were 1,929 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock Options	-	-	-
Warrants	-	-	-
Unvested Restricted Stock Awards	13,125,000	$0.02	-
Total	13,125,000	$0.02	-

(1)	Other than individual agreements with employees, directors and third party consultants, we do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)	No stock options were issued to employees or consultants during the year ended December 31, 2016.

(3)	No warrants to purchase common stock were issued to employees or consultants during the year ended December 31, 2016.

(4)	Of the 13,125,000 common shares of restricted stock that had not vested at December 31, 2016 and were issued in connection with individual restricted stock agreements executed in 2015 and 2016 with employees of the Company and its subsidiaries, 550,000 have vested through April 24, 2017.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $592,472 and $588,000 for the years ended December 31, 2016 and 2015, respectively. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2016 or 2015, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

During the year ended December 31, 2015, the Company granted 2,250,000 unregistered shares of its common stock to employees of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares vest over 3 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $54,750. Stock compensation expense of $19,616 has been recorded for the year ended December 31, 2015 as additional paid-in capital.

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

As of December 31, 2015, there were 2,250,000 unvested stock compensation awards.

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

During the year ended December 31, 2015, Ploinks, Inc. granted 800,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to restricted stock agreements with Ploinks, Inc. These shares typically vest over 3 years in various installments.

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

In March 2016, the Company issued 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks, Inc. These shares are held in treasury. In exchange, Ploinks, Inc. issued 5,000,000 of its common shares to the Company.

In April 2016, the Company and a third-party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the year ended December 31, 2016.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. Mr. Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the year ended December 31, 2016.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Item 13. The fair market value of the shares was $78,750.

During the year ended December 31, 2016, the Company issued 3,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $66,550 and was recorded as tax consulting fees for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued convertible debentures in the aggregate principal amount of $715,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 7,150,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 7,150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $186,967 against the face value of the loans based on the relative fair market value of the common stock of $114,413 and the full fair market value of the warrants of $72,554. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and amortization expense was recognized for the year ended December 31, 2016.

During the year ended December 31, 2016, $82,001 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 5,914,783 unrestricted common shares of the Company.

During the year ended December 31, 2016, the Company entered into subscription agreements under which third party subscribers purchased 3,000 shares of VCSY Series A Preferred Stock for $600,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 6,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 300,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 450,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 450,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $366,499. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $229,496. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $3,416. The fair market value of all warrants issued to the subscribers was $4,005 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the year ended December 31, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 18,250,000 unregistered shares of its common stock pursuant to restricted stock agreements. Shares under restricted stock agreements typically vest over a period of 1-3 years in various installments and the fair value of the awards is being expensed over the vesting periods. The aggregate fair market value of the awards was determined to be $361,365. Stock compensation expense of $229,223 has been recorded for the year ended December 31, 2016 as additional paid-in capital.

Stock compensation expense for the amortization of restricted stock awards for VCSY stock was $229,223 for the year ended December 31, 2016. As of December 31, 2016, there were 13,125,000 shares of unvested VCSY common stock compensation awards to employees and consultants.

During the year ended December 31, 2016, 7,175,000 VCSY common shares issued under restricted stock agreements to employees of the Company were vested.

During the year ended December 31, 2016, the Company granted 150,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the principal amount of $500,000 issued in 2015. The aggregate fair market value of the awards was determined to be $16,200 and was recorded as debt discount, and amortized through the term of the note.

During the year ended December 31, 2016, Ploinks, Inc. granted 1,000,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over 3 years in various installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $108,000. Stock compensation expense of $70,800 has been recorded for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 4,286,000 unregistered shares of the common stock of Ploinks, Inc. to employees and consultants of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares typically vest over 3 years in various installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $462,888. Stock compensation expense of $264,227 has been recorded for the year ended December 31, 2016. These shares were issued out of shares owned by VCSY.

During the year ended December 31, 2016, 2,332,001 unregistered shares of the common stock of Ploinks, Inc. to employees and consultants of the Company and its subsidiaries granted under restricted stock agreement vested.

During the year ended December 31, 2016, 133,334 unregistered shares of the common stock of Ploinks, Inc. granted to an employee of the Company under a restricted stock agreement were cancelled.

From January 1, 2017 to April 24, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries.

From January 1, 2017 to April 24, 2017, $10,000 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 723,089 common shares.

From January 1, 2017 to April 24, 2017, 550,000 VCSY common shares issued under restricted stock agreements to employees and a consultant of the Company vested.

From January 1, 2017 to April 24, 2017, 200,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company vested.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing our results of operations, liquidity and capital resources. The following discussion and analysis should be read together with the Consolidated Financial Statements and Notes of Vertical Computer Systems, Inc. and its subsidiaries included in Item 8 of this Report, and the cautionary statements and risk factors included in Item 1A of this Report.

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2016 and 2015, $246,184 and $541,300 of internal costs were capitalized, respectively.

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

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model. An embedded derivative is a derivative instrument that is embedded within another contract, which under a convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance on derivative instruments, embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Results of Operations

Year ended December 31, 2016 Compared To Year Ended December 31, 2015

Total Revenues. We had total revenues of $3,827,675 and $4,263,635 for the years ended December 31, 2016 and 2015, respectively. The decrease in total revenue was $435,960 for the year ended December 31, 2016, representing a 10.2% decrease compared to the total revenue for the year ended December 31, 2015. The decrease in revenue was primarily due to a $338,341 decrease in software maintenance, a $42,102 decrease in cloud-based offering and a $11,049 decrease in consulting services. Of the $3,827,675 and $4,263,635 total revenues for the years ended December 31, 2016 and 2015, respectively, $3,768,420 and $4,186,363 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The revenues from licenses and software consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses. These fees decreased $3,210 for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $338,341 or 9.5% from the year ended December 31, 2015 to the same period in 2016. The decrease was due to the loss of customer contracts and the effect of unfavorable currency exchange rates on our Canadian maintenance revenue.

Consulting revenue for the year ended December 31, 2016 decreased by $11,049 from the same period in the prior year, representing a 3.8% decrease. This decrease was due to a decline in US customer needs for software upgrade implementation and customization and the effect of unfavorable currency exchange rates on our Canadian consulting revenue in 2015.

Cloud-based revenue decreased $42,102 or 13.1% for the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily related to customer user base adjustments and the effect of unfavorable currency exchange rates on our Canadian cloud-based revenue.

Other revenues, consisting primarily of reimbursable travel expenses, decreased by $41,258 or 76.7% for the year ended December 31, 2016 compared to the same period for 2015. The decrease was mainly attributable to lower reimbursable travel in 2016 due to decreased consultant travel.

Cost of Revenues. We had direct costs associated with the above revenues of $1,524,853 for the year ended December 31, 2016 compared to $1,767,155 for the same period of 2015, representing a decrease of $242,302 or 13.7%. These direct costs are primarily related to costs providing customer support, professional services, software upgrades and enhancements. The decrease in direct costs is primarily related to decreased consulting fees and hosting fees for the year ended December 31, 2016 compared to the same period for 2015.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $3,871,572 and $3,088,568 for the years ended December 31, 2016 and 2015, respectively. The total selling, general and administrative expenses for the year ended December 31, 2016 increased by $783,004 compared to the selling, general and administrative expenses for the year ended December 31, 2015, representing a 25.4% increase. The increase was primarily due to an increase in salaries and benefits (of which $602k related to non-cash equity compensation), an increase in consulting fees (of which $44k related to non-cash equity compensation), and an increase in late charges on notes payable in default. These increases were partially offset by decreased travel expenses, a decrease in legal fees and decreased shareholder communication expense.

Depreciation and Amortization. We had depreciation and amortization of $1,083 for 2016 compared to $38,412 in 2015. The decrease is a result of most equipment and intangible assets having reached the end of their useful lives.

Bad Debt Expense. We had bad debt expense of $98,896 for 2016 compared to $3,300 in 2015. The 2016 and 2015 expenses were related to a reserve for several customer accounts greater than 90 days past due.

Impairment of Software Costs. For the year ended December 31, 2016 $1,421,155 of capitalized software development costs related to Ploinks development was written off as impaired.

Operating Loss. We had an operating loss of $3,089,884 for the year ended December 31, 2016 compared to operating loss of $633,800 for the year ended December 31, 2015, a difference of $2,456,084. The increase in operating loss between 2016 and 2015 is primarily a result of lower revenues and gross profit, higher selling, general and administrative expenses, higher bad debt expense and the impairment of Ploinks development costs.

Gain/loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock. In general, as our stock price increases, the derivative liability increases, resulting in a loss. As our stock price decreases, the derivative liability decreases, resulting in a gain. The loss on derivative liability was $268,728 for the year ended December 31, 2016 compared to a loss on derivative liability of $78,680 for the year ended December 31, 2015.

Interest Expense. We had interest expense of $1,998,762 and $895,920 for the years ended December 31, 2016 and 2015, respectively. Interest expense increased for the year ended December 31, 2016 by $1,102,845, representing a 130.2% increase compared to interest expense for the year ended December 31, 2015. The increase was primarily due to interest and debt discounts related to the issuance of convertible debentures in 2016 and an adjustment credit in 2015 on interest recorded in a prior year on the settlement of Canadian income taxes.

Interest Income. Interest income for the year ended December 31, 2016 was $53 compared to $9 for the year ended December 31, 2015.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the year ended December 31, 2016 were $58,500 compared to $1,065,900 for the same period in 2015. Forbearance fees for 2016 related to lenders of VCSY and NOW Solutions. Forbearance fees for 2015 related to the issuance of VCSY common shares on senior secured debt of NOW Solutions and other notes in default for VCSY and NOW Solutions.

Gain/Loss on Extinguishment of Debt. We had a $35,969 gain on debt extinguishment for the year ended December 31, 2016. The gain relates to the fair market value of 5 million shares of VCSY common stock issued to a NOW Solutions lender to settle a portion of debt principal. For the year ended December 31, 2015 we had a loss of 393,301. The loss relates to the fair market value of VCSY common stock issued to settle certain note payable and accrued interest balances.

Net Loss before Income Tax Benefit. We had a net loss of $5,379,852 for the year ended December 31, 2016 compared to a net loss of $3,067,592 for the year ended December 31, 2015. The net loss for 2016 was primarily due to an operating loss of $3,089,884 increased by $58,500 of forbearance fees, loss on derivative liabilities of $268,728 and interest expense of $1,998,762. The net loss for 2015 was primarily due to an operating loss of $633,800 increased by $1,065,900 of forbearance fees, loss on debt extinguishment of $393,301, loss on derivative liabilities of $78,680 and interest expense of $895,920.

Income Tax Expense/Benefit. We had an income tax expense of $86,378 and an income tax benefit of $571,980 for the year ended December 31, 2016 and 2015, respectively. Income taxes expense for 2016 relates to NOW Solutions, a 75% owned subsidiary of the Company. The 2015 benefit is related to $9,642 of estimated foreign income tax expense offset by a benefit for settlement of foreign income taxes from previous years of $581,622.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrues dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2016 and 2015, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $592,472 each year. The Company did not declare or pay any dividends in 2016 or 2015.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $5,870,223 and $3,153,367 for the years ended December 31, 2016 and 2015, respectively. Net loss applicable to common stockholders for the year ended December 31, 2016 increased by $2,712,384 compared to December 31, 2015. The increase in the net loss applicable to common stockholders was due to the combination of factors described above.

Net Loss Per Share. The Company had a net loss per share of $0.01 and $0.00 for the years ended December 31, 2016 and 2015, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2016, we had non-restricted cash-on-hand of $190,448 compared to $37,141 at December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2016 was $486,755 compared to net cash used in operating activities of $526,012 for the year ended December 31, 2015.

A large portion of our cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2016, our deferred maintenance revenue (a liability) increased slightly from $1,658,158 to $1,794,264. The increase was primarily due to an increase in currency exchange rates on Canadian deferred revenue and an increase in deferred revenue for one US customers who renewed a three year maintenance contract in December 2016.

Our accounts receivable decreased from $382,463 at December 31, 2015 to $367,278 at December 31, 2016 (net of allowance for bad debts). The decrease in receivables of $15,185 was due to faster year-end collections of customer receivables in 2016.

Accounts payable and accrued liabilities increased from $10,645,353 at December 31, 2015 to $12,214,844 at December 31, 2016. The increase of $1,569,491 was primarily related to an increase in accrued taxes and accrued interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 33.2 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2016 was $249,989 consisting of the development of software products and purchase of computer equipment. Net cash used in investing activities for the year ended December 31, 2015 was $541,300 consisting of the development of software products.

Net cash provided by financing activities for the year ended December 31, 2016 was $1,076,249 consisting of borrowings on notes payable of $170,000, borrowings on convertible debentures of $715,000 and issuance of stock subscriptions of $600,000 somewhat offset by repayments on notes payable of $113,699, dividends paid to non-controlling subsidiary shareholders of $295,000 and a decrease in back overdrafts of $52. Net cash provided by financing activities for the year ended December 31, 2015 was $959,413 consisting of borrowings on notes payable of $555,333, borrowings of related party convertible debentures of $100,000, borrowings on convertible debentures of $580,000 somewhat offset by repayments on notes payable of $132,848, payments on related party debt of $10,425, dividends paid to non-controlling subsidiary shareholders of $125,000 and an increase in back overdrafts of $7,647.

The total change in cash and cash equivalents for the year ended December 31, 2016 when compared to the year ended December 31, 2015 was an increase of $153,307.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2016, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years

Contractual Obligations	12/31/16	2017	2018	2019	2020	2021+

Notes payable	$5,161,959	$5,161,959	$-	$-	$-	-
Convertible debts	1,354,213	1,354,213	-	-	-	-
Operating lease	143,676	82,649	61,027	-	-	-
Total	$6,659,848	$6,598,821	$61,027	$-	$-	$-

Of the above notes payable, the default status is as follows:

	2016	2015

In default	$4,901,950	$4,310,384
Not in default	1,614,222	1,635,050
Total Notes Payable	$6,516,172	$5,945,434

Going Concern Uncertainty

We had a net loss of $5,466,230 and $2,495,612 for the years ended December 31, 2016 and 2015, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $20.6 million at December 31, 2016. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2016 and 2015, which are attached to this Report.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of December 31, 2016:

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2016, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure
Richard S. Wade	73	President, Chief Executive Officer and Director	16 years
William K. Mills	58	Secretary and Director	16 years

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2016.

Code of Ethics

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing executive functions, as well as all other employees and directors of the Company and its subsidiaries. Our Code of Ethics is filed as Exhibit 14.1 to this Report, and is available at our Internet website located at http://www.vcsy.com/investor.php.

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

Board of Directors Meetings and Subcommittees.

Meetings. Our Board of Directors held several meetings during the fiscal year ended December 31, 2016. All board actions were completed through unanimous written consents.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2015 and 2016 to our highest paid executive officers and employees, who were employed by us during 2015 and 2016. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for fiscal years ended December 31, 2015 and December 31, 2016:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus(5)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2016	$300,000	-	-	112,500	-	-	-
President/ Chief Executive Officer	2015	$300,000	-	-	-	-	-	-

Luiz Valdetaro (2)	2016	$200,000	-	-	67,500	-	-	-
Chief Technology Officer	2015	$200,000	-	-	-	-	-	-

Laurent Tetard (3)	2016	$193,333	-	-	33,750	-	-	-
Chief Operating Officer-SaaS	2015	$190,000	-	-	-	-	-	-

James Salz (4)	2016	$168,333	-	-	33,750	-	-	-
Corporate Counsel	2015	$165,000	-	-	-	-	-	-

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2016 or 2015.

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015 and 2016, the Company accrued unpaid salary for Mr. Wade of $63,500, $37,500, $25,000, $87,500 and $16,372 respectively. The restricted stock award for Mr. Wade was granted under a restricted stock agreement for 5,000,000 VCSY common shares, under which 1,500,000 shares were vested at December 31, 2016.
(2)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015 and 2016, the Company accrued unpaid salary for Mr. Valdetaro of $41,667, $66,667, $41,667, $66,667 and $58,078, respectively. The restricted stock award for Mr. Valdetaro was granted under a restricted stock agreement for 3,000,000 VCSY common shares, under which 1,000,000 shares were vested at December 31, 2016.
(3)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012 and 2015, the Company accrued unpaid salary for Mr. Tetard of $20,625 and $7,917, respectively. The restricted stock award for Mr. Tetard was granted under a restricted stock agreement for 1,500,000 VCSY common shares, under which 500,000 shares were vested at December 31, 2016.
(4)	Mr. Salz deferred $185,914 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015 and 2016, the Company accrued unpaid salary for Mr. Salz of $27,498, $55,000, $73,336, $48,125 and $43,083, respectively. The restricted stock award for Mr. Salz was granted under a restricted stock agreement and an award for 1,500,000 VCSY common shares, under which 500,000 shares were vested at December 31, 2016.
(5)	All executives are entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company taxable income before net operating loss deduction and special deductions from the federal tax return filed. Each executive’s share of the bonus pool is equal to the percentage of their annual base compensation to the total of the combined annual base compensation of all executives in the pool.

No options or warrants held by executive officers or directors were granted or exercised during the fiscal years ended December 31, 2016 and 2015.

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

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2016)
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Wade, President/ Chief Executive Officer(1)						3,500,000

Luiz Valdetaro, Chief Technology Officer(2)						2,000,000

Laurent Tetard, Chief Operating Officer-SaaS(3)						1,000,000

James Salz, Corporate Counsel(4)						1,000,000

(1)	Pursuant to a restricted stock agreement with the Company, Mr. Wade, the Company’s President and CEO, was issued 5,000,000 unregistered shares of VCSY common stock (at a fair market value of $112,500 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 1,500,000 shares had vested at December 31, 2016.

(2)	Pursuant to a restricted stock agreement with the Company, Mr. Valdetaro, the Company’s Chief Technology Officer, was issued 3,000,000 unregistered shares of VCSY common stock (at a fair market value of $67,500 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 1,000,000 shares had vested at December 31, 2016.
(3)	Pursuant to a restricted stock agreement with the Company, Mr. Tetard, the Company’s COO-SAAS, was issued 1,500,000 unregistered shares of VCSY common stock (at a fair market value of $33,750 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 500,000 shares had vested at December 31, 2016.
(4)	Pursuant to a restricted stock agreement with the Company, Mr. Salz, the Company’s Corporate Counsel, was issued 1,500,000 unregistered shares of VCSY common stock (at a fair market value of $33,750 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 500,000 shares had vested at December 31, 2016.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End

Stock Option Plan. The Company has no formal stock option plan and has issued no stock options or warrants to any employees or to any other parties and do not have any stock options outstanding.

Stock Awards. The Company’s restricted stock agreements generally provide for the stock to vest in equal installments over a 1 to 3-year period. In the event the employee is terminated without cause, a portion of the remaining unvested stock will vest on a pro-rata basis.

COMPENSATION OF DIRECTORS

We do not pay any compensation to our employee directors for their service on the Board. However, we do pay our non-employee directors as indicated below. The below table provides compensation for all non-employee directors in 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)
William Mills (1)	42,000	-	-	-	-	-	42,000

(1)	In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services previously rendered by Mr. Mills as a Director and the Secretary of the Company. The fair market value of the shares was $100,000.

Narrative Disclosure to Director Compensation Table

Non-employee directors were entitled to receive $3,500 per month in 2016 and 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 24, 2017, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 1,184,869,528 shares of common stock outstanding as of April 24, 2017, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of April 24, 2017.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	79,450,190	(2)	7.03%
Common	William K. Mills	7,333,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	86,783,523		7.68%

*	Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 74,932,543 shares owned by MRC. MRC has pledged approximately 35,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,290,000. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 5,250,000 shares owned by Mr. Mills, 1,083,333 shares of VCSY common stock owned by Parker Mills, L.L.P. (“Parker Mills”) and 3-year warrants to purchase 1,000,000 shares of VCSY common stock at $0.05 per share granted to Parker Mills. William Mills is a Director of the Company and a partner of Parker Mills.

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

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. Mr. Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

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

Pursuant to the terms of the amended agreement, each current and former employee who is a party to the agreement (the “Employee(s)”) agreed to defer payment of salary from the date of the agreement (“Salary Deferral”) for a period of three months for salary earned from July 1, 2012 to June 30, 2016 and for a period of six months for salary earned from 2001 to June 30, 2012. In consideration for the Salary Deferral, the Company issued a total 3,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend (at a fair market value of $78,750) and agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus a bonus (the “Bonus”) of nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The Company and the Employees have agreed that the Bonus will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under the agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims and any license fees paid by a subsidiary of the Company or third party to the Company regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 (plus any continuation patents) in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent U.S. Patent No. #8,578,266 and #9,405,736 (plus any continuation patents) in respect to “Method and System for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure,” and (d) any license payments made (i) by a subsidiary of the Company to the Company in connection with a licensing or distribution agreement between the Company and such subsidiary or (ii) by third party to the Company in connection with a licensing or distribution agreement between the Company and a third party

Under the terms of this agreement, the Bonus is contingent on payment of unpaid wages. In addition, the Bonus is contingent upon generating revenues from the sources of the twenty percent interests in net proceeds assigned to the current and former employees. The interests that were assigned under the Agreement for net proceeds consist of the underlying patents of the SiteFlash™ and Emily™ technologies. Currently, there is no foreseeable income to be generated from these sources to which a twenty percent interest can reasonably be projected or otherwise applies to. There is no pending litigation regarding any of these patents. In addition, with respect to any licenses from Vertical to its subsidiaries, the licenses of technology underlying these patents were for a three percent royalty on gross revenues. If there were income, any payments under this agreement would likely be minimal. Currently, there is no income being generated from licensing. No subsidiary is currently offering a product to the market using these licensed technologies nor does Vertical have any agreement to license these technologies to a third party.

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2016 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2016 is $3,816,659.

As of December 31, 2016 and 2015, the Company had accounts payable to related parties and related party contractors in an aggregate amount of $139,546 and $108,379, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $72,000 and $74,500 for the audit of our annual financial statements for 2016 and 2015, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2016 and 2015.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $0 and $0, respectively, for the fiscal years ended 2016 and 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location

2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

3.2	Certificate of Amendment of Certificate of Incorporation (changed name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2015

3.5	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2015

4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.6	Form of Convertible Note	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

4.7	Form of Stock Purchase Warrant	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

10.1	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

10.2	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2013

14.1	Code of Ethics	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 24, 2017	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 24, 2017	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

April 24, 2017	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

April 24, 2017	By:	/s/ Richard Wade
Richard Wade, Director

April 24, 2017	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vertical Computer Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Computer Systems, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 24, 2017

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$190,448	$37,141
Accounts receivable, net of allowance for bad debts of $139,705 and $97,973	367,278	382,463
Prepaid expenses and other current assets	10,355	57,488
Total current assets	568,081	477,092

Property and equipment, net of accumulated depreciation of $1,043,397 and $1,038,609	5,097	2,375
Intangible assets, net of accumulated amortization of $319,513 and $319,413	6,690	1,181,661
Deposits and other assets	8,064	7,909

Total assets	$587,932	$1,669,037

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	12,075,298	10,536,974
Accounts payable to related parties	139,546	108,379
Bank overdraft	-	52
Deferred revenue	1,794,264	1,658,158
Derivative liabilities	1,014,192	-
Convertible debentures, net of unamortized discounts of $354,785 and $110,171	899,428	499,879
Notes payable	4,953,717	4,897,141
Notes payable and convertible debt to related parties, net of unamortized discounts of $0 and $20,798	308,242	417,445
Total current liabilities	21,184,687	18,118,028

Total liabilities	21,184,687	18,118,028

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 51,500 shares issued and outstanding as of December 31, 2016 and 48,500 shares issued and outstanding as of December 31, 2015;	10,066,499	9,700,000
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	10,268,523	9,902,024
Stockholders’ Deficit
Common stock: $0.00001 par value, 2,000,000,000 shares authorized, 1,167,841,439 issued and 1,127,841,439 outstanding as of December 31, 2016 and 1,114,601,656 issued and 1,084,601,656 outstanding as of December 31, 2015	11,679	11,147
Treasury stock: 40,000,000 shares as of December 31, 2016 and 30,000,000 shares as of December 31, 2015	(400)	(300)
Additional paid-in capital	23,672,153	22,252,823
Accumulated deficit	(55,017,675)	(49,739,924)
Accumulated other comprehensive income – foreign currency translation	424,996	558,668

Total Vertical Computer Systems, Inc. stockholders’ deficit	(30,909,247)	(26,917,586)

Non-controlling interest	43,969	566,571
Total stockholders’ deficit	(30,865,278)	(26,351,015)

Total liabilities and stockholders’ deficit	$587,932	$1,669,037

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2016	2015
Revenues:
Licensing and software	$19,290	$22,500
Software maintenance	3,235,281	3,573,622
Consulting services	279,517	292,129
Cloud-based offering	281,080	321,619
Other	12,507	53,765
Total Revenues	3,827,675	4,263,635

Cost of Revenues	(1,524,853)	(1,767,155)

Gross Profit	2,302,822	2,496,480

Operating Expenses:
Selling, general and administrative expenses	3,871,572	3,088,568
Depreciation and amortization	1,083	38,412
Bad debt expense	98,896	3,300
Impairment of software costs	1,421,155	-
Total operating expenses	5,392,706	3,130,280

Operating loss	(3,089,884)	(633,800)

Other Income (Expense):
Loss on derivative liabilities	(268,728)	(78,680)
Forbearance fees	(58,500)	(1,065,900)
Gain (loss) on extinguishment of debt	35,969	(393,301)
Interest income	53	9
Interest expense	(1,998,762)	(895,920)

Net loss before non-controlling interest and income tax benefit	(5,379,852)	(3,067,592)

Income tax expense (benefit)	86,378	(571,980)

Net loss before non-controlling interest	(5,466,230)	(2,495,612)

Net loss (income) attributable to non-controlling interest	188,479	(69,755)
Net loss attributable to Vertical Computer Systems, Inc.	(5,277,751)	(2,565,367)

Dividends applicable to preferred stock	(592,472)	(588,000)

Net loss available to common stockholders	$(5,870,223)	$(3,153,367)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,106,272,758	1,036,597,308

Comprehensive loss:
Net loss	$(5,466,230)	$(2,495,612)
Translation adjustments	(133,672)	412,860
Comprehensive loss	(5,599,902)	(2,082,752)
Comprehensive income (loss) attributable to non-controlling interest	188,479	(69,755)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(5,411,423)	$(2,152,507)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2014	999,735,151	$9,998	-	-	$19,925,061	$(47,174,557)	$145,808	$621,816	$(26,471,874)

Shares issued for resolution of derivative liabilities	3,309,983	33	-	-	130,366	-	-	-	130,399

Shares issued for reimbursement of stock	500,000	5	-	-	19,995	-	-	-	20,000

Shares issued for accrued interest and loan principal	35,556,522	356	-	-	895,557	-	-	-	895,913

Shares issued for loan forbearance	36,500,000	365	-	-	1,050,535	-	-	-	1,050,900

Shares issued to subsidiaries and held in treasury	30,000,000	300	(30,000,000)	(300)	-	-	-	-	-

Shares and warrants issued with convertible debt	7,500,000	75	-	-	182,458	-	-	-	182,533

Shares issued for loan discounts	1,500,000	15	-	-	29,235	-	-	-	29,250

Amortization of restricted stock awards	-	-	-	-	19,616	-	-	-	19,616

Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(125,000)	(125,000)

Other comprehensive income translation adjustment	-	-	-	-	-	-	412,860	-	412,860

Net loss	-	-	-	-	-	(2,565,367)	-	69,755	(2,495,612)

Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)

Amortization of restricted stock awards	-	-	-	-	229,223	-	-	-	229,223

Forfeited restricted stock awards	-	-	-	-	(1,145)	-	-	-	(1,145)

Shares issued to subsidiary and held in treasury	10,000,000	100	(10,000,000)	(100)	-	-	-	-	-

Shares issued for vested restricted stock awards	7,175,000	72	-	-	(72)	-	-	-	-

Cancellation of shares issued for loan forbearance	(1,000,000)	(10)	-	-	10	-	-	-	-

Shares issued for accounts payable	1,500,000	15	-	-	37,485	-	-	-	37,500

Shares issued for services	3,000,000	30	-	-	66,520	-	-	-	66,550

Shares issued for related party accounts payable	5,000,000	50	-	-	99,950	-	-	-	100,000

Shares issued with convertible debt	7,150,000	71	-	-	114,342	-	-	-	114,413

Shares issued for conversion of convertible debt	5,914,783	59	-	-	81,942	-	-	-	82,001

Shares issued for payment of note principal	5,000,000	50	-	-	92,450	-	-	-	92,500

Reclassification of warrants as derivative liabilities	-	-	-	-	(50,557)	-	-	-	(50,557)

Settlement of derivative liability upon conversion of debt	-	-	-	-	50,681	-	-	-	50,681

Shares issued to employees and contractors	3,500,000	35	-	-	78,715	-	-	-	78,750

Shares and subsidiary shares issued for equity subscriptions	6,000,000	60	-	-	232,852	-	-	(3,416)	229,496

Dividends paid by subsidiary to non-controlling interest	-	-	-	-	-	-	-	(295,000)	(295,000)

Issuance of subsidiary shares for services	-	-	-	-	370,734	-	-	(35,707)	335,027

Issuance of subsidiary shares for debt extension	-	-	-	-	16,200	-	-	-	16,200

Other comprehensive income translation adjustment	-	-	-	-	-	-	(133,672)	-	(133,672)

Net loss	-	-	-	-	-	(5,277,751)	-	(188,479)	(5,466,230)

Balances at December 31, 2016	1,167,841,439	$11,679	$(40,000,000)	$(400)	$23,672,153	$(55,017,675)	$424,996	$43,969	$(30,865,278)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:

Net loss	$(5,466,230)	$(2,495,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt and accrued interest	(35,969)	393,301
Depreciation and amortization	1,083	38,412
Amortization of restricted stock awards	307,973	19,616
Amortization of subsidiary restricted stock awards	335,027	-
Amortization of debt discounts	648,339	80,864
Loss on derivatives	268,728	78,680
Common shares issued for stock compensation	-	20,000
Common shares issued for services	66,550	-
Impairment of software development costs	1,421,155	-
Forbearance fees paid with common stock	-	1,050,900
Bad debt expense	98,896	3,300
Write off of property and equipment	-	4,919
Settlement of accrued income taxes	-	(581,622)
Forfeited restricted stock awards	(1,145)	-
Changes in operating assets and liabilities:
Accounts receivable	(79,856)	158,158
Prepaid expense and other assets	47,024	164
Accounts payable and accrued liabilities	1,665,678	1,083,971
Accounts payable to related parties	131,167	72,046
Deferred revenue	104,825	(453,109)
Net cash provided by (used in) operating activities	(486,755)	(526,012)

Cash flows from investing activities:
Software development	(246,184)	(541,300)
Purchase of equipment	(3,805)	-
Net cash used in investing activities	(249,989)	(541,300)

Cash flows from financing activities:
Payments of notes payable	(113,699)	(132,848)
Borrowings on notes payable	170,000	555,333
Payments on related party debt	-	(10,425)
Borrowings on related party debt and convertible debt	-	100,000
Borrowings on convertible debentures	715,000	580,000
Issuance of preferred stock	600,000	-
Dividends paid by subsidiary to non-controlling interest	(295,000)	(125,000)
Bank overdraft	(52)	(7,647)
Net cash provided by financing activities	1,076,249	959,413

Effect of changes in exchange rates on cash	(186,198)	27,174

Net decrease in cash	153,307	(80,725)
Cash, beginning of period	37,141	117,866
Cash, end of period	$190,448	$37,141

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$182,618	$128,712

Non-cash Investing and Financing Activities:
Common shares issued for vested restricted stock	72	-
Issuance of shares for settlement of accounts payable and related party accounts payable	137,500	-
Common shares issued for conversion of debt and accrued interest	82,001	895,913
Common stock issued for settlement of derivative liabilities	-	130,399
Common stock issued for settlement of note principal	130,000	-
Debt discount due to derivative liabilities	741,583	-
Debt discount due to subsidiary shares issued for debt extensions	16,200	-
Debt discount due to shares issued with debt	114,413	211,783
Reclassification of warrants as derivative liabilities	50,557	-
Accrued interest capitalized into debt principal	-	188,552
Settlement of derivative due to conversion	50,681	-
Restricted stock cancelled	10	-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin"), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”), a 91% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Software licenses are generally sold as part of a multiple element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third party to perform those. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (‘‘VSOEFV’’) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any such losses in these accounts. Substantially all of our revenue was derived from recurring maintenance fees related to our payroll processing software. The company’s revenue consists of 60% in Canada and 40% in the US. Receivables arising from sales of the Company’s products are not collateralized. As of December 31, 2016, two customers represented approximately 71% (40% and 31%) of accounts receivable. As of December 31, 2015, four customers represented approximately 81.4% (31.7%, 25.2%, 12.7 and 11.8%) of accounts receivable.

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

For the year ended December 31, 2016 and 2015, the company capitalized $246,184 and $541,300, respectively of software development costs related to its Ploinks subsidiary. During 2016, the company recorded an impairment loss of $1,421,155 related to software development cost. During 2015, there was no impairment of long-lived assets.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2016, the company recorded an impairment loss of $1,421,155 related to software development cost. During 2015, there was no impairment of long-lived assets.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $139,705 and $97,973 as of December 31, 2016 and 2015, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2016 and 2015.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$(5,870,223)	1,106,272,758	$(0.01)	$(3,153,367)	1,036,597,308	$(0.00)

As of December 31, 2016, and 2015, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2016, the Company had negative working capital of approximately $20.6 million and defaulted on several of its debt obligations. The company also incurred net losses in 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC.  Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third-party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third-party lender in 2013 on the Company’s behalf for a loan made by the lender.  MRC assigned its claim against the third-party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third-party lender’s bankruptcy proceeding.  The issuance of these shares eliminated the derivative liability associated with the value of these shares.   The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. Mr. Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

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

Pursuant to the terms of the amended agreement, each current and former employee who is a party to the agreement (the “Employee(s)”) agreed to defer payment of salary from the date of the agreement (“Salary Deferral”) for a period of three months for salary earned from July 1, 2012 to June 30, 2016 and for a period of six months for salary earned from 2001 to June 30, 2012. In consideration for the Salary Deferral, the Company issued a total 3,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend (at a fair market value of $78,750) and agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus a bonus (the “Bonus”) of nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The Company and the Employees have agreed that the Bonus will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under this agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims and any license fees paid by a subsidiary of the Company or third party to the Company regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 (plus any continuation patents) in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent U.S. Patent No. #8,578,266 and #9,405,736 (plus any continuation patents) in respect to “Method and System for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure,” and (d) any license payments made (i) by a subsidiary of the Company to the Company in connection with a licensing or distribution agreement between the Company and such subsidiary or (ii) by third party to the Company in connection with a licensing or distribution agreement between the Company and a third party

Under the terms of this agreement, the Bonus is contingent on payment of unpaid wages. In addition, the Bonus is contingent upon generating revenues from the sources of the twenty percent interests in net proceeds assigned to the current and former employees. The interests that were assigned under the agreement for net proceeds consist of the underlying patents of the SiteFlash™ and Emily™ technologies and licensing under distribution and licensing agreements between the Company and subsidiaries and between the Company and third parties. Currently, there is no foreseeable income to be generated from these sources to which a twenty percent interest can reasonably be projected or otherwise applies to. There is no pending litigation regarding any of these patents. In addition, with respect to any licenses from Vertical to its subsidiaries, the licenses of technology underlying these patents were for a three percent royalty on gross revenues. If there were income, any payments under this agreement would likely be minimal. Currently, there is no income being generated from licensing. No subsidiary is currently offering a product to the market using these licensed technologies nor does Vertical have any agreement to license these technologies to a third party.

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2016 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2016 is $3,816,659.

As of December 31, 2016, and 2015, the Company had accounts payable to related parties in an aggregate amount of $139,546 and $108,379, respectively.

Related Party Notes Payable

	December 31,
	2016	2015
Notes payable bearing interest at 10% to 15% per annum. Of these notes payable $208,242 and $338,243 were in default at December 31, 2016 and 2015, respectively.	$208,242	$338,243

Convertible debenture bearing interest at 10% per annum, due one year from date of issuance. Net of unamortized discount of $20,798 for 2015.	$100,000	$79,202
Total notes payable to related parties	308,242	417,445

Current maturities	(308,242)	(417,445)

Long-term portion of notes payable to related parties	$-	$-

The following table reflects our related party debt activity for the years ended December 31, 2016 and 2015:

December 31, 2014	$348,666
Borrowings from related parties	100,000
Payments to related parties	(10,423)
Debt discounts due to stock and warrants issued with debt	(20,798)
December 31, 2015	417,445
Common shares issued for debt principal	(130,000)
Amortization of debt discounts due to stock and warrants issued with debt	20,797
December 31, 2016	$308,242

During the year ended December 31, 2015, the Company issued a convertible debenture in the principal amount of $100,000 to Parker Mills, LLP (“Parker Mills”).  The debt accrues interest at 10% per annum and is due one year from the date of issuance.  Beginning six months after issuance of the debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,000,000 shares of common stock of the Company to the lender and 3-year warrants under which the lender may purchase in aggregate a total of 1,000,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of common stock and warrants, the Company recorded a discount of $20,798 against the face value of the loans based on the relative fair market value of the common stock and warrants. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. This convertible debenture is in default. For additional details on litigation concerning this convertible note, please see “Litigation” in Note 12.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During the year ended December 31, 2015, the Company issued shares of our common stock pursuant to the terms of indemnity and reimbursement agreements between the Company and Mr. Valdetaro, the CTO of the Company and MRC. For additional details on these transactions, please see the transactions in March 2015 under “Common and Preferred Stock in Note 10.

These contractual commitments to replace all the pledged shares was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of a liability and therefore constituted a derivative liability under the above guidance. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. At December 31, 2016 and 2015, the aggregate fair value of the derivative liabilities was $1,014,192 and $0, respectively.

During the years ended December 31, 2016 and 2015, the Company entered into several loan agreements with third party lenders and a related party lender under which certain convertible debentures (which are convertible into shares of the Company’s common stock) and warrants to purchase shares of the Company’s common stock were issued. During the year ended December 31, 2016, the Company entered into subscription agreements with third parties to purchase shares of the Company’s Series A Preferred Stock (which are convertible the Company’s common stock) and warrants to purchase shares of the Company’s common stock. For additional details regarding these transactions, please see the 2015 and 2016 summaries for convertible debentures and subscription agreements under “Common and Preferred Stock” in Note 10.

During 2016, certain notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding common stock warrants associated with the notes became tainted and were required to be accounted for as derivative liabilities under ASC 815.

For the year ended December 31, 2016 and 2015, the aggregate change in the fair value of derivative liabilities was a loss of $268,728 and $78,680, respectively.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model. As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2016:

2016
Expected dividends	0%
Expected terms (years)	0.16 – 3.04
Volatility	101% - 139%
Risk-free rate	0.36% - 161%

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2016 and December 31, 2015:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2016:
Liabilities
Derivatives	$-	$-	$1,014,192

As of December 31, 2015:
Liabilities
Derivatives	$-	$-	$-

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

The below table presents the change in the fair value of the derivative liabilities during the year ended December 31, 2016:

Fair value as of December 31, 2015	-
Additions recognized as debt discounts	$741,583
Additions reclassified from equity	50,557
Additions recognized in equity financing	4,005
Reduction due to settlement upon conversion	(50,681)
Loss on change in fair value of derivatives	268,728
Fair value as of December 31, 2016	$1,014,192

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015

Equipment (3-5 year life)	$915,280	$908,086
Leasehold improvements (5 year life)	87,714	87,714
Furniture and fixtures (3-5 year life)	45,500	45,184

Total	1,048,494	1,040,984

Accumulated depreciation	(1,043,397)	(1,038,609)
	$5,097	$2,375

Depreciation expense for 2016 and 2015 was $1,083 and $20,795, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Capitalized software development	$-	$1,174,972
Acquired software (5 year life)	304,003	303,902
Customer list (5 year life)	2,200	2,200
Trademark	5,000	5,000
Website (5 year life)	15,000	15,000
Total	326,203	1,501,074
Accumulated amortization	(319,513)	(319,413)
	$6,690	$1,181,661

Amortization expense for 2016 and 2015 was $0 and $17,617, respectively.

During 2016, the Company capitalized an aggregate of $246,184 related to software development and wrote off $1,421,155 of impaired software development costs related to its Ploinks™ software application, which included the $246,184.

During 2015, the Company capitalized $541,300 of software development costs related to its Ploinks™ software application.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2016	2015

Accounts payable	$2,613,942	$2,709,381
Accrued payroll	2,734,024	2,703,165
Accrued payroll tax and penalties	2,309,970	1,928,822
Accrued interest	3,371,112	2,424,178
Accrued taxes	598,684	499,102
Accrued liabilities - other	447,566	272,326
	$12,075,298	$10,536,974

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for NOW Solutions, Inc. and for certain non-functioning subsidiaries, The Internal Revenue Service has made a claim for payroll taxes owed of approximately $1.2 million and has garnished certain receivables from U.S. customers. Accrued taxes primarily consist of U.S. sales tax, Canadian GST, Canadian income tax and U.S. income tax. Accrued liabilities – other primarily consists of accrued rent, board of director fees, unbilled professional and consulting fees, and other accrued expenses.

Note 8. Notes Payable and Convertible Debts

The following table reflects our third-party debt activity, including our convertible debt, for the years ended December 31, 2016 and 2015:

December 31, 2014	$4,575,239
Repayments of third party notes	(132,848)
Borrowings from third parties	1,135,333
Stock issued for debt payments	(258,552)
Debt discounts due to stock and warrants issued with debt	(190,985)
Amortization of debt discounts	80,864
Conversion of accrued interest to debt principal	188,552
Currency translation	(583)
December 31, 2015	5,397,020
Repayments of third party notes	(113,699)
Borrowings from third parties	885,000
Conversion of convertible debt principal to common stock	(74,297)
Debt discounts due to stock and warrants issued with debt	(872,196)
Amortization of debt discounts	627,542
Attorney fees added to note principal	3,500
Currency translation	275
December 31, 2016	$5,853,145

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

During the year ended December 31, 2016, the Company issued convertible debentures in the aggregate principal amount of $715,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 7,150,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 7,150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $186,967 against the face value of the loans based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and $105,597 of amortization expense was recognized for the year ended December 31, 2016.

During the year ended December 31, 2016, $82,001 of principal, interest and fees under a convertible note were converted into 5,914,783 unrestricted common shares of the Company.

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

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. Under the terms of the amendment, NOW Solutions agreed to make $2,500 weekly advance payments to Lakeshore to be applied to the 25% dividend of NOW Solutions’ net income after taxes in connection with Lakeshore’s 25% minority ownership interest in NOW Solutions. Within 10 business days after the Company files its periodic reports with the SEC, NOW Solutions will also make quarterly payment advances to Lakeshore based on 60% of Lakeshore’s 25% share of NOW Solutions estimated quarterly net income after taxes, less any weekly payment advances received by Lakeshore during the then-applicable quarter and the weekly $2,500 payments shall be increased or decreased based only upon any increases or decreases of maintenance and cloud-based offering fees during the then-completed quarter (but will not decrease below a minimum of $2,500 per week). NOW Solutions shall pay Lakeshore the balance of Lakeshore’s 25% of NOW’s yearly net income after taxes (less any advances) within 10 business days after the Company files it annual 10-K report with the SEC and any payments in excess of Lakeshore’s 25% of NOW yearly profit shall be credited towards future weekly advance payments. The Company also agreed to pay attorney fees of $40,000 and paid fees of $80,000 to a former consultant and employee of the Company who is a member of Lakeshore. In consideration of the extension to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in two subsidiaries to Lakeshore: Priority Time Systems, Inc., and in SnAPPnet, Inc.. This resulted in an additional non-controlling interest recognized in the equity of the Company of $391,920 and $99,210 for Priority Time Systems, Inc. and SnAPPnet, Inc., respectively, during 2014. The Company had an option to buy back Lakeshore’s ownership interest in NOW Solutions, Priority Time and SnAPPnet, Inc. (which expired on January 31, 2015).

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

Under the August 2015 agreement, the Company also agreed to make a $500,000 payment for amounts due to Lakeshore under the Lakeshore Note and the Loan Agreement. In the event that the Company did not make the Lakeshore $500,000 payment on or before August 21, 2015, then Lakeshore in lieu of the $500,000 payment, would obtain a purchase option (the “2015 Purchase Option”) to purchase an additional 250 shares of NOW Solutions common stock for a total purchase price of $950,000. In addition, since the Company did not make the $500,000 payment to Lakeshore on or before August 21, 2015, no further payment on the Note was due until January 1, 2016 at which time the Note plus all accrued interest were recalculated and the Note was re-amortized under the same interest rate and terms as the Note and the maturity date of the Note was extended 10 years from January 1, 2016.

In October 2015, Lakeshore provided notice to the Company of its intent to exercise the 2015 Purchase Option concerning the purchase of additional common shares of NOW Solutions. Lakeshore did not make the payment due by December 31, 2015 to purchase an additional ownership interest in NOW Solutions and as a consequence the 2015 Purchase Option expired.

During the year ended December 31, 2016 and 2015, the Company, through its subsidiary, paid Lakeshore $295,000 and $125,000, respectively, towards dividends owed.

The Lakeshore note is in default and the Company is currently evaluating solutions to resolve all issues with Lakeshore.

	December 31	December 31
	2016	2015

Third Party Notes Payable

Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $1,570,368 and $1,560,103 were in default or non-performing as of December 31, 2016 and 2015, respectively.	$1,830,377	$1,770,103

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum. These notes are secured by stock pledges by MRC totaling 33,976,296 common shares. Of these notes $1,025,449 and $310,449 were in default or non-performing at December 31, 2016 and 2015, respectively.	1,025,449	1,025,449

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum. These notes are secured by certain technology owned by the Company, supporting its Emily product. Of these notes $470,860 were in default or non-performing at December 31, 2016 and 2015.	470,860	470,860

Secured note payable issued to Lakeshore, bearing interest at 11% per annum. The note is secured by all of the assets of NOW Solutions, Priority Time, and SnAPPnet, Inc. as well as the SiteFlash™ technology. This note was in default or non-performing at December 31, 2016 and 2015.	1,627,031	1,630,729

Total notes payable to third parties	4,953,717	4,897,141
Current maturities	4,953,717	4,897,141
Long-term portion of notes payable to third parties	$-	$-

Certain notes payable also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives proceeds from infringement claims regarding U.S. Patent #6,826,744, U.S. Patent #7,716,629 and U.S. Patent #8,949,780.

Third Party Convertible Promissory Notes and Debentures

Third party convertible promissory notes and debentures consist of the following:

	December 31, 2016	December 31, 2015

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	$30,000	$30,000

Convertible debentures to various third party lenders for loans made to the Company in the aggregate amount of $1,224,213 net of unamortized discounts of $354,785. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices or (b) 75% of the average per share closing bid price of the Company’s common stock during the 10 trading days prior to the notice of conversion date using the lowest 5 closing bid prices per share (which shall not be lower than $0.03 per share). At December 31, 2016, $70,787 of note principal (net of attorney fees) was converted into 5,914,783 shares of the company’s common stock.	869,428	469,879

Total convertible debentures	899,428	499,879
Current maturities	(899,428)	(499,879)
Long-term portion of convertible debentures	$-	$-

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2017	$6,516,172
2018	-
2019	-
2020	-
2021+	-

Total notes payable	6,516,172
Unamortized discounts	(354,785)

Notes payable, net of discounts	$6,161,387

For additional transactions involving notes payable after December 31, 2016, please see “Subsequent Events” in Note 12.

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

The provision of income taxes consists of the following for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Current
Federal	73,016	-
State	-	-
Foreign	13,362	(571,980)
	86,378	(571,980)

During 2016, the Company recorded an income tax provision of $86,378 related to income taxes for NOW Solutions, a 75% owned subsidiary of the Company. During 2015, the Company recorded an income tax benefit of $571,980 related to the settlement of previously recorded income taxes for the NOW Solutions in Canada.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2016	December 31, 2015

Net operating loss carry-forward	$10,255,000	$8,331,000
Reserves	512,000	537,000
Accrued vacation	38,000	37,000
Deferred compensation	892,000	882,000
Deferred revenue	610,000	-
	12,307,000	9,787,000
Valuation allowance	(12,307,000)	(9,787,000)
	$-	$-

At December 31, 2016 and December 31, 2015, VCSY had available net operating loss carry-forwards of approximately $20.6 million and $24.0 million, respectively. At December 31, 2016 and 2015, NOW Solutions had available net operating loss carry-forwards of approximately $281,000. These net operating loss carry-forwards expire in varying amounts through 2031.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2016 and 2015:

	2016	2015

U.S. federal income tax expense at statutory rates	(1,852,199)	(1,113,702)
Permanent differences	5,719	553,709
Settlement of foreign income tax	-	(581,622)
Foreign income tax expense	13,362	9,642
Change in valuation allowance	1,919,496	559,993
	86,378	(571,980)

During 2015, Canada Revenue Agency began garnishing NOW Solutions Canada customer receivables in order to pay down debts owed to them for income tax and goods and services tax (“GST”). The customer accounts receivable payments were applied directly to the taxes owed. As of December 31, 2016, all garnishments were removed and debts have been paid.

Open tax years for U.S. federal income taxes for VCSY are 2012, 2013, 2014, 2015 and 2016. Open tax years for U.S. federal income taxes for NOW Solutions are 2013, 2014, 2015 and 2016.

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.00001 per share, of which 1,167,841,439 were issued and 1,127,841,439 were outstanding at December 31, 2016 and 1,114,601,656 were issued and 1,084,601,656 were outstanding at December 31, 2015. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 51,500 shares issued and outstanding at December 31, 2016 and 48,500 shares issued and outstanding at December 31, 2015. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2016 and December 31, 2015. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2016 and December 31, 2015. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however, of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock. In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2016 and December 31, 2015. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

F-22

2016

Common Stock

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

In March 2016, the Company issued 10,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to its consolidated subsidiary Ploinks, Inc. These shares are held in treasury. In exchange, Ploinks, Inc. issued 5,000,000 of its common shares to the Company.

In April 2016, the Company and a third-party noteholder entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend in exchange for the cancellation of $130,000 in principal owed under a note payable issued by NOW Solutions with a principal amount of $213,139. The fair market value of the shares was $92,500. A gain on debt extinguishment of $37,500 was recorded for the year ended December 31, 2016.

In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services rendered by Mr. Mills as a Director and Secretary of the Company. The fair market value of the shares was $100,000. Mr. Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

In May 2016, the Company and a third party entered into an agreement under which the Company issued 1,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend to the third party in lieu of paying $35,969 in fees, expenses, and interest owed to the third party for services rendered to the Company and its subsidiaries.  The fair market value of the shares issued was $37,500.  A loss on debt extinguishment of $1,531 was recorded for the year ended December 31, 2016.

In June 2016, the Company granted 3,500,000 unregistered shares of the Company’s common stock with the Rule 144 restrictive legend to employees and a former employee of the Company and its subsidiaries pursuant to an amended agreement to defer payroll. For additional details, please see “Related Party Transactions” in Note 3. The fair market value of the shares was $78,750.

During the year ended December 31, 2016, the Company issued 3,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to another third party for services rendered. The fair market value of the shares was $66,550 and was recorded as tax consulting fees for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued convertible debentures in the aggregate principal amount of $715,000 to various third party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 7,150,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 7,150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $186,967 against the face value of the loans based on the relative fair market value of the common stock of $114,413 and the full fair market value of the warrants of $72,554. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and amortization expense was recognized for the year ended December 31, 2016.

During the year ended December 31, 2016, $82,001 of principal, interest and fees under a convertible note issued in the principal amount of $80,000 were converted into 5,914,783 unrestricted common shares of the Company.

During the year ended December 31, 2016, the Company entered into subscription agreements under which third party subscribers purchased 3,000 shares of VCSY Series A Preferred Stock for $600,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 6,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 300,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 450,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 450,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $366,499. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $229,496. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $3,416. The fair market value of all warrants issued to the subscribers was $4,005 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the year ended December 31, 2016, the Company cancelled 200,000 previously awarded but unvested unregistered shares of the Company’s common stock issued to an employee of the Company when the employee resigned. This resulted in the reversal of previously recognized compensation expense of $1,145 during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 18,250,000 unregistered shares of its common stock pursuant to restricted stock agreements. Shares under restricted stock agreements typically vest over a period of 1-3 years in various installments and the fair value of the awards is being expensed over the vesting periods. The aggregate fair market value of the awards was determined to be $361,365. Stock compensation expense of $229,223 has been recorded for the year ended December 31, 2016 as additional paid-in capital.

Stock compensation expense for the amortization of restricted stock awards for VCSY stock was $229,223 for the year ended December 31, 2016. As of December 31, 2016, there were 13,125,000 shares of unvested VCSY common stock compensation awards to employees and consultants.

During the year ended December 31, 2016, 7,175,000 VCSY common shares issued under restricted stock agreements to employees of the Company were vested.

During the year ended December 31, 2016, the Company granted 150,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the principal amount of $500,000 issued in 2015. The aggregate fair market value of the awards was determined to be $16,200 and was recorded as debt discount, and amortized through the term of the note.

During the year ended December 31, 2016, Ploinks, Inc. granted 1,000,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over 3 years in various installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $108,000. Stock compensation expense of $70,800 has been recorded for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 4,286,000 unregistered shares of the common stock of Ploinks, Inc. to employees and consultants of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares typically vest over 3 years in various installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $462,888. Stock compensation expense of $264,227 has been recorded for the year ended December 31, 2016. These shares were issued out of shares owned by VCSY.

During the year ended December 31, 2016, 2,332,001 unregistered shares of the common stock of Ploinks, Inc. to employees and consultants of the Company and its subsidiaries granted under restricted stock agreement vested.

During the year ended December 31, 2016, 133,334 unregistered shares of the common stock of Ploinks, Inc. granted to an employee of the Company under a restricted stock agreement were cancelled.

Preferred Stock

For the year ended December 31, 2016, total dividends applicable to Series A and Series C Preferred Stock was $592,472. The Company did not declare or pay any dividends in 2016. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $9,488,184 as of December 31, 2016.

2015

Common Stock

In February 2015, the Company increased the number of its authorized shares of common stock to 2,000,000,000.

In March 2015, in connection with a $100,000 loan to Taladin, Ploinks, Inc. agreed to issue 1,000,000 shares of its common stock to the third-party lender. The fair value of these subsidiary shares was determined to be nominal.

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

In March 2015, pursuant to two indemnity and reimbursement agreements executed between Mountain Reservoir Corporation (“MRC”) and the Company, we issued a total of 2,809,983 shares of our common stock with the Rule 144 restrictive legend to reimburse MRC. Of these shares, the Company was obligated to reimburse MRC with 1,309,983 shares of common stock that had been pledged by MRC and sold by a third-party lender in 2009, 500,000 shares of common stock that had been wrongfully converted by the same lender in 2014, and 1,000,000 shares of common stock that had been transferred to another third-party lender in 2013 on the Company’s behalf for a loan made by the lender. MRC has assigned its claim against the third-party lender for the lender’s wrongful conversion of 500,000 common shares to the Company and we are pursuing the claim in the third-party lender’s bankruptcy proceeding. The issuance of these shares eliminated the derivative liability associated with the value of these shares. The fair market value of these shares on the date of issuance was $112,399 of which $92,399 resulted in the resolution of derivative liabilities and a loss on derivative liabilities of $64,680 and $20,000 was recognized as stock reimbursement expense during the twelve months ended December 31, 2015.

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

During the year ended December 31, 2015, the Company granted 2,250,000 unregistered shares of its common stock to employees of the Company and its subsidiaries pursuant to restricted stock agreements with the Company. These shares typically vest over 3 years in equal installments and the fair value of the awards is being expensed over this vesting period. The aggregate fair market value of the awards was determined to be $54,750. Stock compensation expense of $19,616 has been recorded for the year ended December 31, 2015 as additional paid-in capital.

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

During the year ended December 31, 2015, Ploinks, Inc. granted 800,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to restricted stock agreements with Ploinks, Inc. These shares typically vest over 3 years in various installments.

Preferred Stock

For the year ended December 31, 2015, total dividends applicable to Series A and Series C Preferred Stock was $588,000. The Company did not declare or pay any dividends in 2015. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $8,895,712 as of December 31, 2015.

Note 11. Option and Warrant Activity

Option and warrant activity years ended December 31, 2016 and 2015 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	-	-	-	-
Options/Warrants granted	-	-	6,800,000	$0.091
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at December 31, 2015	-	-	6,800,000	$0.091
Options/Warrants granted	-	-	8,050,000	$0.106
Options/Warrants exercised	-	-	-	-
Options/Warrants expired/cancelled	-	-	-	-
Outstanding at December 31, 2016	-	-	14,850,000	$0.100

The weighted average remaining life of the outstanding warrants as of December 31, 2016 and 2015 was 2.48 and 2.73, respectively. The intrinsic value of the exercisable warrants as of December 31, 2016 and 2015 was $.0220 and $.0220.

Note 12. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from July 2016 through September 2018. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2017	82,649
2018	61,027
2019	-
2020	-
2021	-
Total	$143,676

Rental expense for the years ended December 31, 2016 and 2015 was $106,208 and $97,917, respectively.

Contingencies

On June 30, 2016, the Company amended an agreement (originally entered into in July 2010) with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $883,190 for salary earned from 2012 to June 30, 2016 and $1,652,113 for salary earned from 2001 to 2012, which remain unpaid and is reflected as a current liability on the Company’s consolidated financial statement.

Pursuant to the terms of the amended agreement, each current and former employee who is a party to the agreement (the “Employee(s)”) agreed to defer payment of salary from the date of the agreement (“Salary Deferral”) for a period of three months for salary earned from July 1, 2012 to June 30, 2016 and for a period of six months for salary earned from 2001 to June 30, 2012. In consideration for the Salary Deferral, the Company issued a total 3,500,000 shares of the Company’s common stock with the Rule 144 restrictive legend (at a fair market value of $78,750) and agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus a Bonus of nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The Company and the Employees have agreed that the Bonus will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

In order to effect the payments due under this agreement, the Company assigned to the Employees a twenty percent interest in any net proceeds (gross proceeds less attorney’s fees and direct costs) derived from infringement claims and any license fees paid by a subsidiary of the Company or third party to the Company regarding (a) U.S. patent #6,826,744 and U.S. patent #7,716,629 (plus any continuation patents) on Adhesive Software’s SiteFlash™ Technology, (b) U.S. patent #7,076,521 (plus any continuation patents) in respect of “Web-Based Collaborative Data Collection System”, and (c) U.S. patent U.S. Patent No. #8,578,266 and #9,405,736 (plus any continuation patents) in respect to “Method and System for Automatically Downloading and Storing Markup Language Documents into a Folder Based Data Structure,” and (d) any license payments made (i) by a subsidiary of the Company to the Company in connection with a licensing or distribution agreement between the Company and such subsidiary or (ii) by third party to the Company in connection with a licensing or distribution agreement between the Company and a third party.

Under the terms of this agreement, the Bonus is contingent on payment of unpaid wages. In addition, the Bonus is contingent upon generating revenues from the sources of the twenty percent interests in net proceeds assigned to the current and former employees. The interests that were assigned under the agreement for net proceeds consist of the underlying patents of the SiteFlash™ and Emily™ technologies and licensing under distribution and licensing agreements between the Company and subsidiaries and between the Company and third parties. Currently, there is no foreseeable income to be generated from these sources to which a twenty percent interest can reasonably be projected or otherwise applies to. There is no pending litigation regarding any of these patents. In addition, with respect to any licenses from Vertical to its subsidiaries, the licenses of technology underlying these patents were for a three percent royalty on gross revenues. If there were income, any payments under this agreement would likely be minimal. Currently, there is no income being generated from licensing. No subsidiary is currently offering a product to the market using these licensed technologies nor does Vertical have any agreement to license these technologies to a third party.

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2016 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2016 is $3,816,659.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2016 and 2015.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2016 and 2015, we accrued royalties of $7,405 and $9,659, respectively, on revenues from subsidiaries.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills. The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses.  We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 13. Subsequent Events

From January 1, 2017 to April 24, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries.

From January 1, 2017 to April 24, 2017, $10,000 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 723,089 common shares.

From January 1, 2017 to April 24, 2017, 550,000 VCSY common shares issued under restricted stock agreements to employees and a consultant of the Company vested.

From January 1, 2017 to April 24, 2017, 200,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company vested.

