Form 10-Q
period 2017-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2017-05-22
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 22, 2017, the issuer had 1,173,080,201 shares of common stock, par value $0.00001, issued and 1,133,080,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash	$81,261	$190,448
Accounts receivable, net of allowance for bad debts of $89,025 and $139,705	432,435	367,278
Prepaid expenses and other current assets	44,337	10,355
Total current assets	558,033	568,081

Property and equipment, net of accumulated depreciation of $1,044,458 and $1,043,397	9,517	5,097
Intangible assets, net of accumulated amortization of $319,533 and $319,513	6,690	6,690
Deposits and other assets	8,000	8,064

Total assets	$582,240	$587,932

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued liabilities	$12,663,211	$12,075,298
Accounts payable to related parties	137,532	139,546
Deferred revenue	1,873,357	1,794,264
Derivative liabilities	685,221	1,014,192
Convertible debentures, net of unamortized discounts of $127,255 and $354,785	1,117,745	899,428
Notes payable	4,999,049	4,953,717
Notes payable and convertible debt to related parties	308,242	308,242
Total current liabilities	21,784,357	21,184,687

Total liabilities	21,784,357	21,184,687

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	March 31,	December 31,
	2017	2016
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 51,500 shares issued and outstanding	10,066,499	10,066,499
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,268,523	10,268,523

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized; 1,172,114,528 issued and 1,132,114,528 outstanding as of March 31, 2017 and 1,167,841,439 issued and 1,127,841,439 outstanding as of December 31, 2016	11,721	11,679
Treasury stock: 40,000,000 as of March 31, 2017 and December 31, 2016	(400)	(400)
Additional paid-in capital	23,843,378	23,672,153
Accumulated deficit	(55,746,082)	(55,017,675)
Accumulated other comprehensive income – foreign currency translation	401,007	424,996

Total Vertical Computer Systems, Inc. stockholders’ deficit	(31,490,376)	(30,909,247)

Non-controlling interest	19,736	43,969
Total stockholders’ deficit	(31,470,640)	(30,865,278)

Total liabilities and stockholders’ deficit	$582,240	$587,932

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Licensing and software	$—	$12,000
Software maintenance	807,512	807,795
Cloud-based offering	59,703	43,283
Consulting services	72,771	82,054
Other	2,757	7,811
Total revenues	942,743	952,943

Cost of revenues	(373,552)	(388,156)

Gross profit	569,191	564,787

Operating expenses:
Selling, general and administrative expenses	1,082,185	667,816
Depreciation and amortization	325	108
Bad debt expense (recovery)	(51,022)	6,138
Total operating expenses	1,031,488	674,062

Operating loss	(462,297)	(109,275)

Other Income (Expense):
Gain on derivative liabilities	339,467	28,712
Forbearance fees	(3,000)	(11,100)
Interest income	15	10
Interest expense	(558,011)	(376,967)

Net loss before non-controlling interest and income tax expense	(683,826)	(468,620)
Income tax expense	35,910	75,560

Net loss before non-controlling interest	(719,736)	(544,180)
Net loss attributable to non-controlling interest	(8,671)	(9,148)
Net loss attributable to Vertical Computer Systems, Inc.	(728,407)	(553,328)

Dividend applicable to preferred stock	(151,472)	(147,000)

Net loss applicable to common stockholders	$(879,879)	$(700,328)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,133,430,551	1,085,680,776

Comprehensive loss
Net loss	$(719,736)	$(544,180)
Translation adjustments	(23,989)	(117,481)
Comprehensive loss	(743,725)	(661,661)
Comprehensive income attributable to non-controlling interest	(8,671)	(9,148)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(752,396)	$(670,809)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2016	1,167,841,439	$11,679	(40,000,000)	(400)	$23,672,153	$(55,017,675)	$424,996	$43,969	$(30,865,278)
Amortization of restricted stock awards	—	—	—	—	35,167	—	—	—	35,167
Shares issued for vested restricted stock awards	550,000	5	—	—	(5)	—	—	—	—
Shares issued for conversion of convertible debentures	723,089	7	—	—	10,102	—	—	—	10,109
Settlement of derivative liability upon conversion of debt	—	—	—	—	7,245	—	—	—	7,245
Shares issued to an employee	3,000,000	30	—	—	71,970	—	—	—	72,000
Issuance of subsidiary shares for services	—	—	—	—	46,746	—	—	(404)	46,342
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(32,500)	(32,500)
Other comprehensive income translation adjustment	—	—	—	—	—	—	(23,989)	—	(23,989)
Net loss	—	—	—	—	—	(728,407)	—	8,671	(719,736)
Balances at March 31, 2017	1,172,114,528	$11,721	(40,000,000)	(400)	$23,843,378	$(55,746,082)	$401,007	$19,736	$(31,470,640)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(719,736)	$(544,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	325	108
Bad debt expense (recovery)	(51,022)	6,138
Amortization of debt discounts	245,271	90,913
Gain on derivative liabilities	(339,467)	(28,712)
Common stock issued to an employee	72,000	—
Common stock issued for consulting fees	—	44,000
Cancellation of common shares issued for loan forbearance	—	(28,900)
Forfeited restricted stock award compensation	—	(1,145)
Amortization of restricted stock awards	35,167	12,975
Amortization of subsidiary restricted stock awards	46,342	—
Changes in operating assets and liabilities:
Accounts receivable	(12,656)	258,520
Prepaid expenses and other assets	(34,013)	754
Accounts payable to related parties	(2,014)	14,992
Accounts payable and accrued liabilities	554,627	338,114
Deferred revenue	70,168	72,749
Net cash provided by (used in) operating activities	(135,008)	236,326

Cash flow from investing activities:
Software development	—	(143,927)
Purchase of equipment	(4,745)	(3,853)
Net cash used in investing activities	(4,745)	(147,780)

Cash flows from financing activities:
Borrowings on notes payable	50,000	—
Payments of notes payable	(4,716)	(62,190)
Dividends paid by subsidiary to non-controlling interest	—	(32,500)
Net cash provided by (used in) financing activities	45,284	(94,690)

Effect of changes in exchange rates on cash	(14,718)	(23,411)
Net change in cash	(109,187)	(29,555)
Cash, beginning of period	190,448	37,141
Cash, end of period	$81,261	$7,586

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,747	$107,200
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Common shares issued for vested restricted stock awards	$5	$5
Reclassification of warrants as derivative liabilities	—	52,462
Derivative liability for conversion of convertible debt	7,245	—
Common shares issued for conversion of notes and accounts payable	10,109	—
Debt discounts due to derivative liabilities	17,741	302,473
Dividend declared but unpaid to non-controlling interest holders	32,500	—

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”), a 91% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2016 annual report on Form 10-K have been omitted.

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

For the three months ended March 31, 2017 and 2016, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the three months ended March 31, 2017 and 2016, the Company capitalized an aggregate of $0 and $143,927 respectively, related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2017, we had negative working capital of approximately $21.2 million and defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the three months ended March 31, 2017:

December 31, 2016	$5,853,145
Borrowings from third parties	50,000
Repayments of third party notes	(4,716)
Conversion of convertible debt principal to common stock	(9,213)
Debt discounts due valuation of derivative liabilities	(17,741)
Amortization of debt discounts	245,271
Effect of currency exchange	48
March 31, 2017	$6,116,794

During the three months ended March 31, 2017, $10,109 of principal, interest and legal fees under a convertible note issued in the principal amount of $80,000 was converted into 723,089 common shares.

For additional transactions after March 31, 2017 concerning the amendment of the $80,000 convertible note, conversion of the outstanding balance of that note into common shares and the extension of the due date of other convertible debentures, please see “Subsequent Events” in Note 9.

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

During the three months ended March 31, 2017, the Company, through its subsidiary, accrued dividends to Lakeshore of $32,500.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

As of March 31, 2017, the Company has convertible notes and common stock warrants associated with the notes that qualify as derivative liabilities under ASC 815.

As of March 31, 2017, the aggregate fair value of the outstanding derivative liabilities was $685,221. For the three months ended March 31, 2017, the net gain on the change in fair value of derivative liabilities was $339,467.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2017:

2017
Expected dividends	0%
Expected terms (years)	0.10 - 2.71
Volatility	84% - 118%
Risk-free rate	0.74% - 1.27%

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2017:
Liabilities
Derivative liabilities – convertible debt	$—	$—	$685,221

As of December 31, 2016:
Liabilities
Derivatives	$—	$—	$1,014,192

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2017:

Fair value as of December 31, 2016	$1,014,192
Additions recognized as debt discounts	17,741
Reduction due to settlement upon conversion	(7,245)
Gain on change in fair value of derivatives	(339,467)
Fair value as of March 31, 2017	$685,221

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries (at a fair market value of $72,000).

During the three months ended March 31, 2017, $10,109 of principal, interest and legal fees under a convertible note issued in the principal amount of $80,000 was converted into 723,089 common shares.

During the three months ended March 31, 2017, 550,000 VCSY common shares vested under restricted stock agreements to employees and a consultant of the Company.

During the three months ended March 31, 2017, 200,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $35,167 for the three months ended March 31, 2017. As of March 31, 2017, there were 11,575,000 shares of unvested stock compensation awards to employees and 16,000,000 shares of unvested stock compensation awards to non-employees.

Stock compensation expense for the amortization of subsidiary’s restricted stock awards was $46,342 for the three months ended March 31, 2017.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after March 31, 2017 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

Option and warrant activities during the three months ended March 31, 2017 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	—	14,850,000	$0.100
Options/Warrants granted	—	—	—	—
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at March 31, 2017	—	—	14,850,000	$0.100

The weighted average remaining life of the outstanding warrants as of March 31, 2017 was 2.23. The intrinsic value of the exercisable warrants as of March 31, 2017 was $.0195.

Note 7. Related Party Transactions.

The following table reflects our related party debt activity, including our convertible debt, for the three months ended March 31, 2017:

December 31, 2016	$308,242
Amortization of debt discounts	—
March 31, 2017	$308,242

As of March 31, 2017 and December 31, 2016, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $137,532 and $139,546, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  The Company has $112,985 of principal and interest accrued as of March 31, 2017. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. The Company has $260,286 of principal and interest accrued as of March 31, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

During the period from April 1 to May 22, 2017, the Company amended a convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000, cancelled a $10,000 note payable issued to the third party lender, and converted the $12,312 in outstanding principal and interest of the amended convertible note into 965,673 shares of the Company’s common stock.

During the period from April 1 to May 22, 2017, the Company entered into a restricted stock agreement for 120,000 shares of the Company’s common stock with the Rule 144 restrictive legend with an employee of the Company under which the shares vest in equal installments over a 30-month period.

During the period from April 1 to May 22, 2017, the Company granted 250,500 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $885,000 issued in 2015 and 2016.

During the period from April 1 to May 22, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares and 150,000 shares will vest in 4 months from the date of grant.

During the period from April 1 to May 22, 2017, Ploinks, Inc. granted 60,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30 month period in equal installments and the fair value of the awards is being expensed over this vesting period.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2017 and 2016, $0 and $143,927 of internal costs were capitalized, respectively.

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

Results of Operations

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

Total Revenues. We had total revenues of $942,743 and $952,943 in the three months ended March 31, 2017 and 2016, respectively. The decrease in total revenues was $10,200 for the three months ended March 31, 2017 representing a 1.1% decrease compared to the total revenues for the three months ended March 31, 2016. Of the $942,743 and $952,943 total revenues for the three months ended March 31, 2017 and 2016, respectively, $933,517 and $945,270 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from licenses and software decreased by $12,000 compared to that for the three months ended March 31, 2016 due to the sale of our employee self-service module to an existing customer for 2016. Software maintenance in the three months ended March 31, 2017 decreased by $283 from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the loss or reduction of customer maintenance agreements offset by favorable currency rate changes on our Canadian revenue. Consulting revenue, in the three months ended March 31, 2017, decreased by $9,283 from the same period in the prior year, which represents an 11.3% decrease. This decrease was primarily due to less billable consulting services for the first quarter of 2017 compared to 2016. Cloud-based revenues were $59,703 for the three months ended March 31, 2017 compared to $43,283 for the same period in the prior year, representing a $16,420 increase or 37.9%. The increase is primarily related to the conversion of one customer from maintenance to cloud-based services. Other revenue in the three months ended March 31, 2017 decreased by $5,054 or 64.7% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, sales discounts, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $373,552 for the three months ended March 31, 2017, compared to $388,156 for the three months ended March 31, 2016. The decrease in cost of revenues of $14,604 represents a 3.8% decrease. The decrease in direct cost of revenues was primarily due to lower payroll and benefit costs. During the three months ended March 31, 2017 and 2016, $0 and $143,927 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,082,185 and $667,816 in the three months ended March 31, 2017 and 2016, respectively. The increase of $414,369 is 62.0% more than for the same period in 2016. The increase is primarily due to increased salary and benefits as no internal software development costs were capitalized, increased stock compensation expense due to the issuance and amortization of restricted stock and increased penalties on overdue payroll taxes.

Depreciation and Amortization. We had depreciation and amortization expense of $325 and $108 for the three months ended March 31, 2017 and 2016, respectively. The increase of $217 or 200.9% relates to depreciation on purchases of computers in the first quarter of 2017. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Recovery (Expense). We had bad debt recovery of $51,022 and bad debt expense of $6,138 for the three months ended March 31, 2017 and 2016, respectively. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed. Bad debt expense is related to the allowance of customer accounts greater than 90 days past due.

Operating Loss. We had a net loss from operations of $462,297 and $109,275 for the three months ended March 31, 2017 and 2016, respectively. The increased loss was primarily due to increased selling, general and administrative expenses.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each using the Black-Scholes option pricing model. The gain on derivative liability was $339,467 for the three months ended March 31, 2017 compared to a gain of $28,712 for the same period in 2016.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended March 31, 2017 and 2016 were $3,000 and $11,100, respectively.

Interest Expense. We had interest expense of $558,011 and $376,967 for the three months ended March 31, 2017 and 2016, respectively. Interest expense in 2017 increased by $181,044, representing an increase of 48.0% compared to the same expense in the three months ended March 31, 2016. The increase is primarily due to increased debt discount amortization for the three months ended March 31, 2017 and additional interest on borrowings and amounts due to vendors.

Net loss before income tax provision. We had a net loss of $683,826 and $468,620 for the three months ended March 31, 2017 and 2016, respectively. The net loss for the three months ended March 31, 2017 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $462,297. The operating loss was decreased by the gain on derivative liability and increased by forbearance fees and interest expense resulting in a net loss of $683,826 for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2016 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $109,275. The operating loss was decreased by the gain on derivative liability and decreased by forbearance fees and interest expense resulting in a net loss of $468,620 for the three months ended March 31, 2016.

Income Tax Provision. We had an income tax provision of $35,910 for the three months ended March 31, 2017 compared to $75,560 for the three months ended March 31, 2016. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to foreign and US income tax.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $151,472 and $147,000 for the three months ended March 31, 2017 and 2016, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $879,879 and $700,328 for the three months ended March 31, 2017 and 2016, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

At March 31, 2017, we had non-restricted cash-on-hand of $81,261 compared to $190,448 at December 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2017 was $135,008 compared to net cash provided by operating activities of $236,326 for the three months ended March 31, 2016. For the three months ended March 31, 2017, we collected cash from our customers and other licensees of $982,400. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $743,221, attorney fees and professional fees of $85,269, interest payments of $22,747, sales taxes of $93,099, and other regular trade payables of $173,072. For the three months ended March 31, 2016, we collected cash from our customers and other licensees of $1,145,434. We used the cash to pay for salaries, benefits, payroll taxes and payroll fees of $595,718, attorney fees and professional fees of $72,000, interest payments of $107,200, sales taxes of $17,554, and other regular trade payables of $116,636.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue increased $79,093 or 4.4% from the balance at December 31, 2016. The increase was primarily a result of the loss of US and Canadian customers on a calendar year renewal basis, who purchased limited maintenance for less than one year.

Our accounts receivable trade increased from $367,278 at December 31, 2016 to $432,435 (net of allowance for bad debts) at March 31, 2017. The increase is primarily the reduction in the allowance for doubtful accounts as a result of bad debt recoveries of $51,022 in the first quarter of 2017.

The accounts payable and accrued liabilities went from $12,075,298 at December 31, 2016 to $12,663,211 at March 31, 2017. The resulting balance at March 31, 2017 is 30 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash for the development of new software products for the three months ended March 31, 2017 and March 31, 2016 of $0 and $143,927 respectively.

For the three months ended March 31, 2017, we repaid $4,716 to third party lenders. For the three months ended March 31, 2016, we repaid $62,190 to third party lenders.

For the three months ended March 31, 2017, one of our subsidiaries accrued $32,500 of dividends to non-controlling interests.

The total change in cash for the three months ended March 31, 2017 was a decrease of $109,187.

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

As of March 31, 2017, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2017	2017	2018	2019	2020	2021+
Notes payable	$5,207,291	$5,207,291	—	—	—	—
Convertible debts	1,345,000	1,345,000	—	—	—	—
Operating lease	123,142	62,115	61,027	—	—	—
Total	$6,675,433	$6,614,406	$61,027	—	—	—

Of the above notes payable, the default status is as follows:

	March 31, 2017	December 31, 2016

In default	$5,527,291	$4,901,950
Not in default	1,025,000	1,614,222

Total Notes Payable	$6,552,291	$6,516,172

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $728,407 for the three months ended March 31, 2017 and a net loss of $553,328 for the three months ended March 31, 2016, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2017, we had negative working capital of approximately $21.2 million (although this figure includes deferred revenue of approximately $1.9 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2016, as filed on April 24, 2017.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2016.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills. The Company has $112,985 of principal and interest accrued as of March 31, 2017. The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman. The Company has $260,286 of principal and interest accrued as of March 31, 2017. The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses.  We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2016, as filed on April 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries (at a fair market value of $72,000).

During the three months ended March 31, 2017, $10,109 of principal and interest under a convertible note issued in the principal amount of $80,000 was converted into 723,089 common shares.

During the three months ended March 31, 2017, 550,000 VCSY common shares issued under restricted stock agreements to employees and a consultant of the Company vested.

During the three months ended March 31, 2017, 200,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company vested

During the period from April 1 to May 22, 2017, the Company amended a convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000, cancelled a $10,000 note payable issued to the third party lender, and converted the $12,312 in outstanding principal and interest of the amended convertible note into 965,673 shares of the Company’s common stock.

20

During the period from April 1 to May 22, 2017, the Company entered into a restricted stock agreement for 120,000 shares of the Company’s common stock with the Rule 144 restrictive legend with an employee of the Company under which the shares vest in equal installments over a 30-month period.

During the period from April 1 to May 22, 2017, the Company granted 250,500 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $885,000 issued in 2015 and 2016.

During the period from April 1 to May 22, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares and 150,000 shares will vest in 4 months from the date of grant.

During the period from April 1 to May 22, 2017, Ploinks, Inc. granted 60,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30 month period in equal installments and the fair value of the awards is being expensed over this vesting period.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of May 22, 2017, the outstanding principle and accrued interest currently due under the note is $1,879,091.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2017	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2017	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 22, 2017	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

22