Form 10-Q
period 2017-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2017-08-21
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐ No ☒

As of August 21, 2017, the issuer had 1,190,335,201 shares of common stock, par value $0.00001, issued and 1,150,335,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash	$79,375	$190,448
Accounts receivable, net of allowance for bad debts of $75,524 and $139,705 as of June 30, 2017 and December 31, 2016, respectively	239,117	367,278
Prepaid expenses and other current assets	14,660	10,355
Total current assets	333,152	568,081

Property and equipment, net of accumulated depreciation of $1,043,962 and $1,043,397 as of June 30, 2017 and December 31, 2016, respectively	4,454	5,097
Intangible assets, net of accumulated amortization of $319,505 and $319,513 as of June 30, 2017 and December 31, 2016, respectively	6,690	6,690
Deposits and other	7,997	8,064

Total assets	$352,293	$587,932

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$13,033,408	$12,075,298
Accounts payable to related parties	162,500	139,546
Deferred revenue	1,612,517	1,794,264
Derivative liabilities	396,674	1,014,192
Convertible debentures, net of unamortized discounts of $43,034 and $354,785 as of June 30, 2017 and December 31, 2016, respectively	1,261,966	899,428
Notes payable	5,078,987	4,953,717
Notes payable and convertible debt to related parties	308,242	308,242
Total current liabilities	21,854,294	21,184,687

Total liabilities	21,854,294	21,184,687

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Continued from previous page)

	June 30,	December 31,
	2017	2016
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 52,500 shares issued and outstanding as of June 30, 2017 and 51,500 issued and outstanding as of December 31, 2016	10,103,169	10,066,499
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,305,193	10,268,523

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized 1,175,980,201 issued and 1,135,980,201 outstanding as of June 30, 2017 and 1,167,841,439 issued and 1,127,841,439 outstanding as of December 31, 2016	11,760	11,679
Treasury stock: 40,000,000 as of June 30, 2017 and December 31, 2016	(400)	(400)
Additional paid-in-capital	23,863,405	23,672,153
Accumulated deficit	(56,331,390)	(55,017,675)
Accumulated other comprehensive income – foreign currency translation	389,816	424,996

Total Vertical Computer Systems, Inc. stockholders’ deficit	(32,066,809)	(30,909,247)

Non-controlling interest	259,615	43,969
Total stockholders’ deficit	(31,807,194)	(30,865,278)

Total liabilities and stockholders’ deficit	$352,293	$587,932

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Licensing and software	$517	$—	$517	$12,000
Software maintenance	789,264	821,813	1,596,776	1,629,608
Cloud-based offering	65,964	81,183	125,667	124,466
Consulting services	103,721	65,943	176,492	147,997
Other	140	720	2,897	8,531
Total revenues	959,606	969,659	1,902,349	1,922,602

Cost of revenues	(439,243)	(376,308	(812,795)	(764,464)

Gross profit	520,363	593,351	1,089,554	1,158,138

Operating expenses:
Selling, general and administrative expenses	897,074	808,832	1,979,259	1,476,648
Depreciation and amortization	325	325	650	433
Bad debt expense (recovery)	(13,645)	5,789	(64,667)	11,927
Total operating expenses	883,754	814,946	1,915,242	1,489,008

Operating Loss	(363,391)	(221,595)	(825,688)	(330,870)

Other Income (Expense):
Gain (loss) on derivative liabilities	280,431	(139,747)	619,898	(111,035)
Gain on debt extinguishment	—	35,969	—	35,969
Forbearance fees	(3,000)	(6,000)	(6,000)	(17,100)
Interest income	1	8	16	18
Interest expense	(460,592)	(526,078)	(1,018,603)	(903,045)

Net loss before non-controlling interest and income tax expense	(546,551)	(857,443)	(1,230,377)	(1,326,063)
Income tax expense	84,289	27,196	120,199	102,756
Net loss before non-controlling interest	(630,840)	(884,639)	(1,350,576)	(1,428,819)
Net loss (income) attributable to non-controlling interest	45,532	(20,192)	36,861	(29,340)
Net loss attributable to Vertical Computer Systems, Inc.	(585,308)	(904,831)	(1,313,715)	(1,458,159)
Dividends applicable to preferred stock	(154,933)	(147,000)	(306,405)	(294,000)
Net loss available to common stockholders	$(740,241)	$(1,051,831)	$(1,620,120)	$(1,752,159)

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average of common shares outstanding	1,133,335,130	1,100,964,575	1,132,475,119	1,093,322,674

Comprehensive loss
Net loss	$(630,840)	$(884,639)	$(1,350,576)	$(1,428,819)
Translation adjustments	(11,191)	(56,717)	(35,180)	(174,198)
Comprehensive loss	(642,031)	(941,356)	(1,385,756)	(1,603,017)
Comprehensive (income) loss attributable to non-controlling interest	45,532	(20,192)	36,861	(29,340)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(596,499)	$(961,548)	$(1,348,895)	$(1,632,357)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2016 through June 30, 2017

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balances at December 31, 2016	1,167,841,439	$11,679	(40,000,000)	(400)	$23,672,153	$(55,017,675)	$424,996	$43,969	$(30,865,278)
Amortization of restricted stock awards	—	—	—	—	67,494	—	—	—	67,494
Shares issued for vested restricted stock awards	550,000	5	—	—	(5)	—	—	—	—
Shares issued for conversion of convertible debentures	1,688,762	17	—	—	22,404	—	—	—	22,421
Shares issued for convertible debentures	600,000	6	—	—	7,068	—	—	—	7,074
Settlement of derivative liability upon conversion of debt	—	—	—	—	19,566	—	—	—	19,566
Shares issued to an employee	3,000,000	30	—	—	71,970	—	—	—	72,000
Issuance of subsidiary shares for services	—	—	—	—	123,997	—	—	(2,705)	121,292
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(65,000)	(65,000)
Shares and subsidiary shares issued for equity subscriptions	2,000,000	20	—	—	164,055	—	—	(1,196)	162,879
Other comprehensive income translation adjustment	—	—	—	—	—	—	(35,180)	—	(35,180)
Issuance of shares for services	300,000	3	—	—	4,197	—	—	—	4,200
Issuance of subsidiary shares for debt extensions	—	—	—	—	35,441	—	—	(3,527)	31,914
Adjustment to non-controlling interest	—	—	—	—	(324,935)	—	—	324,935	—
Net loss	—	—	—	—	—	(1,313,715)	—	(36,861)	(1,350,576)
Balances at June 30, 2017	1,175,980,201	$11,760	(40,000,000)	(400)	$23,863,405	$(56,331,390)	$389,816	$259,615	$(31,807,194)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,350,576)	$(1,428,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	433
Amortization of debt discounts	372,210	306,064
Cancellation of common shares issued for loan forbearance	—	(28,900)
Forfeited restricted stock award compensation	—	(1,145)
Common shares issued to an employee	72,000	—
Gain on debt extinguishment	—	(35,969)
Common shares issued for services	4,200	66,550
Loss (gain) on derivatives	(619,898)	111,035
Bad debt expense (recovery)	(64,667)	11,927
Stock compensation	188,786	141,306
Changes in operating assets and liabilities:
Accounts receivable	196,296	259,246
Prepaid expenses and other assets	(4,418)	45,516
Accounts payable and accrued liabilities	887,531	556,147
Accounts payable to related parties	22,954	26,634
Deferred revenue	(213,270)	(114,705)
Net cash used in operating activities	(508,202)	(84,680)

Cash flow from investing activities:
Software development	—	(250,184)
Purchase of property and equipment	—	(3,801)
Net cash used in investing activities	—	(253,985)

Cash flows from financing activities:
Borrowings on notes payable	180,000	61,900
Payments of notes payable	(44,705)	(63,699)
Borrowings on convertible debentures	60,000	635,000
Issuance of preferred stock	200,000	—
Dividends paid by subsidiary to non-controlling interest	—	(150,000)
Net cash provided by financing activities	395,295	483,201

Effect of changes in exchange rates on cash	1,834	(85,240)
Net change in cash	(111,073)	59,296
Cash, beginning of period	190,448	37,141
Cash, end of period	$79,375	$96,437

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,759	$172,618

Non-cash investing and financing activities:
Common shares issued for vested incentive restricted stock	$5	$5
Issuance of shares for settlement of accounts payable and related party accounts payable	—	137,500
Issuance of shares for note principal and interest	22,421	146,500
Settlement of derivative liability upon conversion of debt	19,566	26,362
Reclassification of warrants as derivative liabilities	—	108,539
Debt discount due to derivative liabilities	18,653	353,885
Debt discount due to shares and warrants issued with debt	9,916	162,651
Debt discount due to subsidiary shares issued for debt extensions	31,914	—
Non-controlling interest adjustment to equity	324,935	—
Reclassification of debt to convertible debt	10,000	—
Dividends declared but unpaid to non-controlling interest holders	65,000	—

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company” or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”) a 70% owned subsidiary, Ploinks, Inc. (“Ploinks”), a 90% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical.

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

For the six months ended June 30, 2017 and 2016, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the six months ended June 30, 2017 and 2016, the Company capitalized an aggregate of $0 and $250,184 respectively, related to software development.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company’s financial position, operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2017 and 2016 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2017, we had negative working capital of approximately $21.5 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the six months ended June 30, 2017:

December 31, 2016	$5,853,145
Borrowings from third parties	240,000
Repayments of third party notes	(44,705)
Conversion of convertible debt principal to common stock	(19,213)
Debt discounts due valuation of derivative liabilities	(21,495)
Debt discounts due to convertible debt extensions	(31,914)
Debt discounts due to issuance of warrants and common stock	(7,074)
Amortization of debt discounts	372,210
Effect of currency exchange	(1)
June 30, 2017	$6,340,953

During the six months ended June 30, 2017, the Company borrowed $180,000 from a third party lender at 10% interest per annum of which $40,000 was repaid.

During the six months ended June 30, 2017, the Company issued a convertible debenture in the principal amount of $60,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 600,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 600,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $9,916 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability. The discount is being amortized over twelve months and $54 of amortization expense was recognized for the six months ended June 30, 2017.

During the six months ended June 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company amended the convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

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

During the six months ended June 30, 2017, NOW Solutions, a subsidiary of the Company, accrued dividends to Lakeshore of $65,000.

For additional transactions after June 30, 2017 concerning notes payable, please see “Subsequent Events” in Note 9.

Note 4. Derivative liability and fair value measurements

Derivative liabilities

As of June 30, 2017, the Company has convertible notes and common stock warrants that qualify as derivative liabilities under ASC 815.

As of June 30, 2017, the aggregate fair value of the outstanding derivative liabilities was $396,674. For the six months ended June 30, 2017, the net gain on the change in fair value of derivative liabilities was $619,898.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2017:

2017
Expected dividends	0%
Expected terms (years)	0.07 - 3.00
Volatility	103% - 118%
Risk-free rate	1.24% - 1.55%

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2017:
Liabilities
Derivative liabilities – convertible debt and warrants	$—	$—	$396,674

As of December 31, 2016:
Liabilities
None	$—	$—	$1,014,192

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2017:

Fair value as of December 31, 2016	$1,014,192
Additions recognized as debt discounts	21,495
Additions recognized in equity financing	451
Reduction due to settlement upon conversion	(19,566)
Gain on change in fair value of derivatives	(619,898)
Fair value as of June 30, 2017	$396,674

Note 5. Common and Preferred Stock Transactions

In May 2017, the Company granted 300,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 50,000 shares of Ploinks, Inc. common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $4,200 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $5,400 based on a third party valuation of Ploinks stock. In addition, the Company agreed to issue up to 2,000,000 common shares of the Company and 200,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

During the six months ended June 30, 2017, the Company issued a convertible debenture in the principal amount of $60,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 600,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 600,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $9,916 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability. The discount is being amortized over twelve months and $54 of amortization expense was recognized for the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company entered into a subscription agreement under which a third party subscriber purchased 1,000 shares of VCSY Series A Preferred Stock for $200,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 100,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $36,670. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $22,800. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $1,196. The fair market value of all warrants issued to the subscribers was $451 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the six months ended June 30, 2017, the Company granted 295,500 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $1,035,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $31,914 and was recorded as debt discount, and is being amortized through the term of the convertible debenture.

During the six months ended June 30, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries (at a fair market value of $72,000).

During the six months ended June 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the six months ended June 30, 2017, the Company entered into a restricted stock agreement to grant 120,000 shares of the Company’s common stock with the Rule 144 restrictive legend with an employee of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,208 based on the quoted market price of VCSY stock on the grant date and $368 was amortized to expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, 550,000 VCSY common shares vested under restricted stock agreements to employees and a consultant of the Company.

During the six months ended June 30, 2017, Ploinks, Inc. entered into a restricted stock agreement to grant 60,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $6,480 based on a third party valuation of Ploinks stock and $1,082 was amortized to expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third party valuation of Ploinks stock and $22,127 was amortized to expense during the six months ended June 30, 2017

During the six months ended June 30, 2017, 350,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $67,494 for the six months ended June 30, 2017. As of June 30, 2017, there were 11,695,000 shares of unvested stock compensation awards to employees and 16,000,000 shares of unvested stock compensation awards to non-employees.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after June 30, 2017 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

Option and warrant activities during the six months ended June 30, 2017 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	—	14,850,000	$0.100
Options/Warrants granted	—	—	900,000	$0.117
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at June 30, 2017	—	—	15,750,000	$0.101

The weighted average remaining life of the outstanding warrants as of June 30, 2017 was 1.98. The intrinsic value of the exercisable warrants as of June 30, 2017 was $.0139.

For additional transactions after June 30, 2017 concerning warrants and stock options, please see “Subsequent Events” in Note 9.

Note 7. Related Party Transactions

Related party debt, including our convertible debt was $308,242 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $162,500 and $139,546, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  The Company has $112,985 of principal and interest accrued as of March 31, 2017. In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. The Company has $260,286 of principal and interest accrued as of June 30, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

In July 2017, the United States Patent and Trademark office issued a patent (Patent No. 9710425) for the invention titled “Mobile Proxy Server for Internet Server Having a Dynamic IP Address” for Claims 1-20. The term “IP” stands for “Internet Protocol,” which is the principal communications protocol for the Internet. This patented technology is incorporated in the Ploinks SPC™ and the Company’s core communication platform.

In July 2017, the Company granted 500,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 30,000 shares of common stock of Ploinks, Inc. to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company.

During the period that runs from July 1, 2017 through August 21, 2017, the Company issued a convertible debenture in the principal amount of $50,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 500,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which the lender may purchase up to 500,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from July 1, 2017 through August 21, 2017, the Company entered into a subscription agreement under which a third party subscriber purchased 300 shares of VCSY Series A Preferred Stock for $60,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscriber also received a total of 600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 30,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscriber may purchase an aggregate total of 45,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscriber may purchase an aggregate total of 45,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share.

During the period that runs from July 1, 2017 through August 21, 2017, the Company granted 4,500 shares of common stock of Ploinks, Inc. to a third party lender in connection with a 6-month extension of a convertible debenture in the principal amount of $15,000 issued in 2016.

During the period that runs from July 1, 2017 through August 21, 2017, the Company made payments of $126,500 of principal and interest due under a convertible debenture in the principal amount of $115,000 issued by the Company to a third party lender. This convertible debenture has been paid in full.

During the period that runs from July 1, 2017 through August 21, 2017, 250,000 VCSY common shares issued under restricted stock agreements to an employee of the Company vested.

During the period that runs from July 1, 2017 through August 21, 2017, 80,000 common shares of stock of Ploinks, Inc. issued under restricted stock agreements to an employee of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2017 and 2016, $0 and $250,184 of internal costs were capitalized, respectively.

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

Software licenses are generally sold as part of a multiple-element arrangement that may include maintenance and, under a separate agreement, consulting services. The consulting services are generally performed by the Company, but the customer may use a third-party to perform the consulting services. We consider these separate agreements as being negotiated as a package. The Company determines whether there is vendor specific objective evidence of fair value (’‘VSOEFV’’) for each element identified in the arrangement, to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each or if it is determined that services are essential to the functionality of the software being delivered, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s standard pricing list. Evidence of VSOEFV for consulting services is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 18% of the portion of arrangement fees allocated to the software license element.

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

Results of Operations

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Total Revenues. We had total revenues of $959,606 and $969,659 for the three months ended June 30, 2017 and 2016, respectively. The decrease in total revenues was $10,053 for the three months ended June 30, 2017 representing a 1.0% decrease compared to the total revenues for the three months ended June 30, 2016. Substantially all of the revenues for the three months ended June 30, 2017 were related to the business operations of NOW Solutions.

Total revenues for the three months ended June 30, 2017 and 2016 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. Software maintenance in the three months ended June 30, 2017 decreased by $32,549 or 4.0% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to decreases with existing customer maintenance agreements and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended June 30, 2017 increased by $37,778 from the same period in the prior year, which represents a 57.3% increase. This increase was due to more demand for version upgrades and enhancements to existing customer accounts in our Canadian operations during the second quarter of 2017. Cloud-based revenues were $65,964 for the three months ended June 30, 2017 compared to $81,183 for the same period in the prior year, representing a $15,219 decrease or 18.7%. The decrease is primarily related to the loss of one of our SnAPPnet customers. Other revenue in the three months ended June 30, 2017 decreased by $580 or 80.6% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

We had total revenues of $1,902,349 and $1,922,602 in the six months ended June 30, 2017 and 2016, respectively. The decrease in total revenues was $20,253 representing a 1.1% decrease. Substantially all of the revenues for the six months ended June 30, 2017 were related to the business operations of NOW Solutions.

Total revenues for the six months ended June 30, 2017 and 2016 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses decreased $11,483 compared to that for the six months ended June 30, 2016 due to the sale of our employee self-service module to an existing customer during the six months ended June 30, 2016. Software maintenance in the six months ended June 30, 2017 decreased by $32,832 or 2.0% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the loss or reduction of customer maintenance agreements in the US and Canada and the effects of unfavorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the six months ended June 30, 2017, increased by $28,495 or 19.3% from the same period in the prior year. This increase was primarily a result of more demand for version upgrades and enhancements to existing customer accounts in our Canadian operations during the first six months of 2016. Cloud-based revenues were $125,667 for the six months ended June 30, 2017 compared to $124,466 for the same period in the prior year, representing a $1,201 decrease or 1.0%. Other revenue in the six months ended June 30, 2017 decreased by $5,634 or 66.0% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $439,243 for the three months ended June 30, 2017, compared to $376,308 for the three months ended June 30, 2016. The increase in cost of revenues of $62,935 represents a 16.7% increase. The increase in direct cost of revenues was primarily due to an increased in payroll and related benefits. During the three months ended June 30, 2017 and 2016, $0 and $106,257 of internal costs were capitalized, respectively.

For the six months ended June 30, 2017, direct costs of revenues were $812,795 compared to $764,464 for the same period in 2016 resulting in an increase of $48,331 or 6.3%. The increase in direct cost of revenues was primarily due to increased payroll and related benefits. During the six months ended June 30, 2017 and 2016, $0 and $250,184 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $897,074 and $808,832 in the three months ended June 30, 2017 and 2016, respectively. The increase of $88,242 is 10.9% more than the same period in 2016. The increase is primarily due to increased payroll and professional fees somewhat offset by decreased consulting and legal fees.

For the six months ended June 30, 2017, we had $1,979,259 compared to $1,476,648 for the six months ended June 30, 2016. The $502,611 or 34.0% increase is primarily due to increased payroll and related benefits in 2017 as the company is no longer capitalizing payroll costs related to our Ploinks, Inc. development team.

Depreciation and Amortization. We had depreciation and amortization expense of $325 and $325 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense relates to depreciation of long lived assets. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

For the six months ended June 30, 2017, we had $650 compared to $433 for the six months ended June 30, 2016. Depreciation expense relates to depreciation of long lived assets. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Expense (Recovery). We had bad debt recovery for the three months ended June 30, 2017 of $13,645 compared to bad debt expense of $5,789 for the three months ended June 30, 2016. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed. Bad debt expense is related to the allowance of customer accounts greater than 90 days past due.

For the six months ended June 30, 2017, we had bad debt recovery of $64,667 compared to bad debt expense of $11,927 for the six months ended June 30, 2016. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed. Bad debt expense is related to the allowance of customer accounts greater than 90 days past due.

Gain (loss) on Derivative Liability. Derivative liabilities are adjusted each quarter using the Black-Scholes option pricing model. The gain on derivative liabilities was $280,431 for the three months ended June 30, 2017 compared to a loss of $139,747 for the three months ended June 30, 2016. The gain on derivative liabilities was $619,898 for the six months ended June 30, 2017 compared to a loss of $111,035 for the six months ended June 30, 2016.

Gain (Loss) on Debt Extinguishment. We had a $35,969 gain on debt extinguishment for the three and six months ended June 30, 2016. The 2016 gain related to the fair market value from the issuance of 5 million shares with the Rule 144 restrictive legend of VCSY common stock given as consideration for payment of $130,000 of principal on an outstanding note payable.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended June 30, 2017 were $3,000 compared to $6,000 for the three months ended June 30, 2016. The fees for the three months ended June 30, 2017 and 2016 are related to forbearance of a VCSY note payable.

Forbearance fees for the six months ended June 30, 2017 were $6,000 compared to $17,100 for the six months ended June 30, 2016. The fees for the six months ended June 30, 2017 are related to forbearance of a VCSY note payable. The fees for the six months ended June 30, 2016 are related forbearance of two VCSY note payables.

Interest Expense. We had interest expense of $460,592 and $526,078 for the three months ended June 30, 2017 and 2016, respectively. Interest expense decreased in 2017 by $65,486 representing an increase of 12.4% compared to the same expense in the three months ended June 30, 2016. The decrease was primarily due to the elimination of high interest on an accounts payable balance.

For the six months ended June 30, 2017, we had interest expense of $1,018,603 compared to $903,045 for the same period in 2016, representing a $115,558 or 12.8% increase for the period. The increase is primarily due to new debt interest and amortization of debt discounts on convertible debt issued with stock and warrants.

Net Income (loss). We had a net loss before non-controlling interest and income tax expense of $546,551 and net loss before non-controlling interest and income tax expense of $857,443 for the three months ended June 30, 2017 and 2016, respectively. The net loss for the three months ended June 30, 2017 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating loss of $363,391. This was increased by interest expense and forbearance fees and reduced by a gain on derivative liabilities, resulting in a net loss of $546,551 for the three months ended June 30, 2017. The net loss for the three months ended June 30, 2016 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us operating loss of $221,595. This loss was increased by a loss on derivative liabilities, forbearance fees and interest expense and reduced by a gain on debt extinguishment, resulting in a net loss of $857,443 for the three months ended June 30, 2016.

We incurred net losses before non-controlling interest and income tax expense of $1,230,377and $1,326,063 for the six months ended June 30, 2017 and 2016, respectively. The changes were due to the reasons discussed above.

Income Tax Provision. We had an income tax provision of $84,289 and $120,199 for the three and six months ended June 30, 2017, respectively. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to US and foreign income tax. We had an income tax provision of $27,196 and $102,756 for the three and six months ended June 30, 2016.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $154,933 and $147,000 for the three months ended June 30, 2017 and 2016, respectively and $306,405 and $294,000 for the six months ended June 30, 2017 and 2016, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $740,241 and $1,051,831 for the three months ended June 30, 2017 and 2016, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,620,120 and $1,752,159 for the six months ended June 30, 2017 and 2016, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

At June 30, 2017, we had non-restricted cash-on-hand of $79,375 compared to $190,448 at December 31, 2016.

Net cash used in operating activities for the six months ended June 30, 2017 was $508,202 compared to net cash used in operating activities of $84,680 for the six months ended June 30, 2016.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $171,747 or 10.1% from the balance at December 31, 2016. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $367,278 at December 31, 2016 to $128,161 (net of allowance for bad debts) at June 30, 2017. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The accounts payable and accrued liabilities went from $12,075,298 at December 31, 2016 to $13,033,408 at June 30, 2017. The increase is primarily related to an increase in accrued interest and accrued payroll. The resulting balance at June 30, 2017 is 55 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2017 and June 30, 2016 of $0 and $253,985, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2017, we had $240,000 of new debt funding, $200,000 in equity funding and repaid $44,705 in debt funding. For the six months ended June 30, 2016, we had $696,900 of new debt funding, repaid $210,199 to lenders and paid $150,000 of dividends to non-controlling shareholders of NOW Solutions.

The total change in cash for the six months ended June 30, 2017 was a decrease of $111,073.

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

	Balance at	Due in Next Five Years
Contractual Obligations	June 30, 2017	2017	2018	2019	2020	2021+
Notes payable	$5,287,229	$5,287,229	$—	$—	$	$
Convertible debenture	1,405,000	1,345,000	60,000	—
Operating lease	102,607	41,580	61,027	—
Total	$6,794,836	$6,673,809	$121,027	$—	$	$

Of the above notes payable and convertible debentures, the default status is as follows:

	June 30, 2017	December 31, 2016

In default	$5,247,229	$4,901,950
Not in default	1,445,000	1,614,222

Total Notes Payable	$6,692,229	$6,516,172

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss attributable to common stock holders of $1,620,120 and $1,752,159 for the six months ended June 30, 2017 and 2016, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2017, we had negative working capital of approximately $21.5 million (although this figure includes deferred revenue of approximately $1.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills. The Company has $112,985 of principal and interest accrued as of March 31, 2017. The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses.  The Company has $260,286 of principal and interest accrued as of June 30, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2016, as filed on April 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2017, the Company granted 300,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 50,000 shares of Ploinks, Inc. common stock to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $4,200 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $5,400 based on a third party valuation of Ploinks stock. In addition, the Company agreed to issue up to 1,000,000 common shares of the Company and 100,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultant. These shares may vest over a term of 3 years and are based upon the Consultant achieving certain performance criteria.

During the six months ended June 30, 2017, the Company issued a convertible debenture in the principal amount of $60,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 600,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 600,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $9,916 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability. The discount is being amortized over twelve months and $54 of amortization expense was recognized for the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company entered into a subscription agreement under which a third party subscriber purchased 1,000 shares of VCSY Series A Preferred Stock for $200,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,000,000 shares of common stock of the Company with the Rule 144 restrictive legend, 100,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 150,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $36,670. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $22,800. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $1,196. The fair market value of all warrants issued to the subscribers was $451 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the six months ended June 30, 2017, the Company granted 295,500 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $1,035,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $31,914 and was recorded as debt discount, and is being amortized through the term of the convertible debenture.

During the six months ended June 30, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries (at a fair market value of $72,000).

During the six months ended June 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the six months ended June 30, 2017, the Company entered into a restricted stock agreement to grant 120,000 shares of the Company’s common stock with the Rule 144 restrictive legend with an employee of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,208 based on the quoted market price of VCSY stock on the grant date and $368 was amortized to expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, 550,000 VCSY common shares vested under restricted stock agreements to employees and a consultant of the Company.

During the six months ended June 30, 2017, Ploinks, Inc. entered into a restricted stock agreement to grant 60,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $6,480 based on a third party valuation of Ploinks stock and $1,082 was amortized to expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third party valuation of Ploinks stock and $22,127 was amortized to expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, 350,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

In July 2017, the Company granted 500,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 30,000 shares of common stock of Ploinks, Inc. to a consultant of the Company and its subsidiaries pursuant to a consulting agreement with the Company.

During the period that runs from July 1, 2017 through August 21, 2017, the Company issued a convertible debenture in the principal amount of $50,000 to a third party lender for a loan made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 500,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which the lender may purchase up to 500,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share.

During the period that runs from July 1, 2017 through August 21, 2017, the Company entered into a subscription agreement under which a third party subscriber purchased 300 shares of VCSY Series A Preferred Stock for $60,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscriber also received a total of 600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 30,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscriber may purchase an aggregate total of 45,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscriber may purchase an aggregate total of 45,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share.

During the period that runs from July 1, 2017 through August 21, 2017, the Company granted 4,500 shares of common stock of Ploinks, Inc. to a third party lender in connection with a 6-month extension of a convertible debenture in the principal amount of $15,000 issued in 2016.

During the period that runs from July 1, 2017 through August 21, 2017, the Company made payments of $126,500 of principal and interest due under a convertible debenture in the principal amount of $115,000 issued by the Company to a third party lender. This convertible debenture has been paid in full.

During the period that runs from July 1, 2017 through August 21, 2017, 250,000 VCSY common shares issued under restricted stock agreements to an employee of the Company vested.

During the period that runs from July 1, 2017 through August 21, 2017, 80,000 common shares of stock of Ploinks, Inc. issued under restricted stock agreements to an employee of the Company vested.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of August 21, 2017, the outstanding principle and accrued interest currently due under the note is $1,952,253.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2017	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2017	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 21, 2017	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)