Form 10-Q
period 2017-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2017-11-20
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017, the issuer had 1,184,395,201 shares of common stock, par value $0.00001, issued and 1,144,395,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash	$178,555	$190,448
Accounts receivable, net of allowance for bad debts of $116,004 and $139,705 as of September 30, 2017 and December 31, 2016, respectively	295,829	367,278
Prepaid expenses and other current assets	3,358	10,355
Total current assets	477,742	568,081

Property and equipment, net of accumulated depreciation of $1,045,411 and $1,043,397 as of September 30, 2017 and December 31, 2016, respectively	4,106	5,097
Intangible assets, net of accumulated amortization of $319,530 and $319,513 as of September 30, 2017 and December 31, 2016, respectively	6,690	6,690
Deposits and other	8,076	8,064

Total assets	$496,614	$587,932

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$14,014,574	$12,075,298
Accounts payable to related parties	140,990	139,546
Bank overdraft	3,408	—
Deferred revenue	1,350,473	1,794,264
Derivative liabilities	93,016	1,014,192
Convertible debentures, net of unamortized discounts of $63,030 and $354,785 as of September 30, 2017 and December 31, 2016, respectively	1,176,970	899,428
Notes payable	5,200,553	4,953,717
Notes payable and convertible debt to related parties, net of unamortized discounts of $29,713 and $20,798	308,242	308,242
Total current liabilities	22,288,226	21,184,687

Total liabilities	22,288,226	21,184,687

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Continued from previous page)

	September 30, 2017	December 31, 2016
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 52,800 shares issued and outstanding as of September 30, 2017 and 51,500 issued and outstanding as of December 31, 2016	10,255,185	10,066,499
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,457,209	10,268,523

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized 1,180,105,201 issued and 1,140,105,201 outstanding as of September 30, 2017 and 1,167,841,439 issued and 1,127,841,439 outstanding as of December 31, 2016	11,801	11,679
Treasury stock; 40,000,000 as of September 30, 2017 and December 31, 2016	(400)	(400)
Additional paid-in capital	23,890,550	23,672,153
Accumulated deficit	(56,788,490)	(55,017,675)
Accumulated other comprehensive income – foreign currency translation	323,433	424,996

Total Vertical Computer Systems, Inc. stockholders’ deficit	(32,563,106)	(30,909,247)

Noncontrolling interest	314,285	43,969
Total stockholders’ deficit	(32,248,821)	(30,865,278)

Total liabilities and stockholders’ deficit	$496,614	$587,932

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Licensing and software	$294	$7,290	$811	$19,290
Software maintenance	774,276	819,450	2,371,052	2,449,058
Cloud-based offering	48,648	75,099	174,315	199,565
Consulting services	88,472	49,403	264,964	197,400
Other	9,028	2,019	11,925	10,550
Total revenues	920,718	953,261	2,823,067	2,875,863

Cost of revenues	(357,689)	(392,058)	(1,170,484)	(1,156,522)

Gross profit	563,029	561,203	1,652,583	1,719,341

Operating expenses:
Selling, general and administrative expenses	994,410	1,126,309	2,973,669	2,602,957
Depreciation and amortization	324	325	974	758
Bad debt expense (recovery)	40,520	29,276	(24,147)	41,203
Impairment of software costs	—	1,421,155	—	1,421,155
Total operating expenses	1,035,254	2,577,065	2,950,496	4,066,073

Operating loss	(472,225)	(2,015,862)	(1,297,913)	(2,346,732)

Other income (expense):
Interest income	1	23	17	41
Gain on derivative liabilities	305,914	160,326	925,812	49,291
Gain on debt extinguishment	—	—	—	35,969
Forbearance fees	—	(2,500)	(6,000)	(19,600)
Interest expense	(374,914)	(550,189)	(1,393,517)	(1,453,234)

Net loss before noncontrolling interest and income tax expense (benefit)	(541,224)	(2,408,202)	(1,771,601)	(3,734,265)
Income tax expense (benefit)	(41,185)	1,154	79,014	103,910
Net loss before noncontrolling interest	(500,039)	(2,409,356)	(1,850,615)	(3,838,175)
Net loss attributable to noncontrolling interest	42,939	149,114	79,800	119,774
Net loss attributable to Vertical Computer Systems, Inc.	(457,100)	(2,260,242)	(1,770,815)	(3,718,401)
Dividends applicable to preferred stock	(155,604)	(147,000)	(462,009)	(441,000)

Net loss available to common stockholders	$(612,704)	$(2,407,242)	$(2,232,824)	$(4,159,401)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,138,224,766	1,114,227,854	1,134,412,731	1,100,341,934

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Comprehensive loss
Net loss	$(500,039)	$(2,409,356)	$(1,850,615)	$(3,838,175)
Translation adjustments	(66,383)	35,715	(101,563)	(138,483)
Comprehensive loss	(566,422)	(2,373,641)	(1,952,178)	(3,976,658)
Comprehensive loss attributable to noncontrolling interest	42,939	(149,114)	79,800	(119,774)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(523,483)	$(2,522,755)	$(1,872,378)	$(4,096,432)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2016 through September 30, 2017

(Unaudited)

					Additional		Other	Non-
	Common Stock		Treasure Stock		Paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances at December 31, 2016	1,167,841,439	$11,679	(40,000,000)	(400)	$23,672,153	$(55,017,675)	$424,996	$43,969	$(30,865,278)

Amortization of restricted stock awards	—	—	—	—	99,963	—	—	—	99,963
Shares issued for vested restricted stock awards	1,175,000	11	—	—	(11)	—	—	—	—
Shares issued for conversion of convertible debentures	1,688,762	17	—	—	22,404	—	—	—	22,421
Shares issued for convertible debentures	1,100,000	11	—	—	12,281	—	—	—	12,292
Settlement of derivative liability upon conversion of debt	—	—	—	—	19,566	—	—	—	19,566
Shares issued to an employee	4,000,000	40	—	—	84,760	—	—	—	84,800
Issuance of subsidiary shares for services	—	—	—	—	251,251	—	—	(4,975)	246,276
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(97,500)	(97,500)
Shares and subsidiary shares issued for equity subscriptions	2,600,000	26	—	—	72,284	—	—	(1,570)	70,740
Other comprehensive income translation adjustment	—	—	—	—	—	—	(101,563)	—	(101,563)
Issuance of shares for services	1,700,000	17	—	—	21,043	—	—	—	21,060
Issuance of subsidiary shares for debt extensions	—	—	—	—	94,838	—	—	(5,821)	89,017
Non-controlling interest reclassification from additional paid-in capital	—	—	—	—	(459,982)	—	—	459,982	—
Net loss	—	—	—	—	—	(1,770,815)	—	(79,800)	(1,850,615)
Balances at September 30, 2017	1,180,105,201	$11,801	(40,000,000)	(400)	$23,890,550	$(56,788,490)	$323,433	$314,285	$(32,248,821)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,850,615)	$(3,838,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	758
Amortization of debt discounts	411,603	516,967
Common shares issued for services	21,060	66,550
Common shares issued to employees	84,800	—
Forfeited restricted stock awards	—	(1,145)
Bad debt expense (recovery)	(24,147)	41,203
Cancellation of common shares issued for loan forbearance	—	(28,900)
Impairment of software development costs	—	1,421,155
Gain on extinguishment of debt and accrued interest	—	(35,969)
Gain on derivatives	(925,812)	(49,291)
Amortization of restricted stock awards	99,963	258,101
Amortization of subsidiary restricted stock awards	246,276	202,429
Changes in operating assets and liabilities:
Accounts receivable	101,382	256,717
Prepaid expenses and other assets	6,838	45,039
Accounts payable and accrued liabilities	1,824,065	1,179,000
Accounts payable related parties	1,444	32,498
Deferred revenue	(506,154)	(411,142)
Net cash used in operating activities	(508,323)	(344,205)

Cash flow from investing activities:
Software development	—	(246,184)
Purchase of property and equipment	—	(3,804)
Net cash used in investing activities	—	(249,988)

Cash flows from financing activities:
Borrowings on notes payable	301,500	111,900
Borrowings on convertible debentures	110,000	665,000
Payments of notes payable	(159,705)	(63,699)
Issuance of stock subscriptions	260,000	150,000
Dividends paid	—	(222,500)
Bank overdraft	3,408	74
Net cash provided by financing activities	515,203	640,775

Effect of changes in exchange rates on cash	(18,773)	(65,210)

Net change in cash and cash equivalents	(11,893)	(18,628)
Cash and cash equivalents, beginning of period	190,448	37,141
Cash and cash equivalents, end of period	$178,555	$18,513

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Nine Months Ended September 30,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,163	$172,618

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	22,421	74,000
Common shares issued on settlement of debt and accrued interest	—	92,500
Common stock issued for settlement of derivative liabilities	19,566	47,219
Debt discount due to shares and warrants issued with debt	17,390	171,326
Issuance of shares for settlement of accounts payable and related party accounts payable	—	137,500
Debt discount due to derivative liabilities	18,653	399,901
Common shares issued for vested incentive restricted stock	11	12
Reclassification of warrants as derivative liabilities	—	121,258
Debt discount due to convertible debt extensions	89,017	16,200
Non-controlling interest reclassification to additional paid-in capital	459,982	—
Debt modification	10,000	—
Dividends declared but unpaid to non-controlling interest holders	97,500	—

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

For the nine months ended September 30, 2017 and 2016, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

During the nine months ended September 30, 2017, the Company did not capitalize any software development costs.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2017 and 2016 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2017, we had negative working capital of approximately $21.8 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third-party debt activity, including our convertible debt, for the nine months ended September 30, 2017:

December 31, 2016	$5,853,145
Borrowings from convertible debentures	110,000
Repayments of third party notes	(44,705)
Borrowings from third parties	301,500
Repayments of convertible debentures	(115,000)
Conversion of debt principal to common stock	(19,214)
Debt discounts due to stock, warrants and derivative liabilities	(125,060)
Amortization of debt discounts	411,603
Effect of currency exchange	5,254
September 30, 2017	$6,377,523

During the nine months ended September 30, 2017, the Company borrowed $301,500 from a third party lender at 10% interest per annum, and the Company made total payment of $44,705 on note payable to third parties.

During the nine months ended September 30, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the nine months ended September 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company amended the convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the nine months ended September 30, 2017, the Company made payments of $126,500 of principal and interest due under 3 convertible debentures in the principal amount of $115,000 issued by the Company to a third party lenders. These convertible debentures have been paid in full.

During the nine months ended September 30, 2017, the Company granted 480,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the principal amount of $1,550,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $89,017 and was recorded as debt discount, and is being amortized through the term of the convertible debenture. Certain notes issued in the prior year become convertible during 2017. Consequently, the embedded conversion feature was determined to be derivative liabilities, and the Company recognized debt discount of $18,653 derivative discount.

During the nine months ended September 30, 2017, the Company recognized total amortization of debt discount of $411,603 as interest expense.

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

During the nine months ended September 30, 2017, NOW Solutions, a subsidiary of the Company, accrued dividends to Lakeshore of $97,500.

For additional transactions after September 30, 2017 concerning notes payable, please see “Subsequent Events” in Note 9.

Note 4. Derivative Liability and Fair Value Measurements

Derivative liability

As of September 30, 2017, the Company has convertible notes and common stock warrants that qualify as derivative liabilities under ASC 815.

As of September 30, 2017, the aggregate fair value of the outstanding derivative liabilities was $93,016. For the nine months ended September 30, 2017, the net gain on the change in fair value of derivative liabilities was $925,812.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2017:

2017
Expected dividends	0%
Expected terms (years)	0.10 – 2.76
Volatility	97% - 116%
Risk-free rate	0.96% - 1.62%

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2017:
Liabilities
Derivative liabilities – convertible debt and warrants	$—	$—	$93,016

As of December 31, 2016:
Liabilities
None	$—	$—	$1,014,192

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2017:

Fair value as of December 31, 2016	$1,014,192
Additions recognized as debt discounts	24,202
Reduction due to settlement upon conversion	(19,566)
Gain on change in fair value of derivatives	(925,812)
Fair value as of September 30, 2017	$93,016

Note 5. Common and Preferred Stock Transactions

In September 2017, the Company entered into an agreement to purchase a 10% ownership interest in Priority Times Systems, Inc. from a former employee of the Company and its subsidiaries. The purchase price consists of 1,000,000 unregistered shares of VCSY common stock with the Rule 144 restrictive legend issued to the seller and $62,500 in cash payments due in equal installments over a three-month period. The aggregate fair market value of the VCSY common stock grant was determined to be $12,800 on the quoted market price of VCSY stock at date of grant. As of September 30, 2017, this transaction was not closed.

During the nine months ended September 30, 2017, the Company granted 1,700,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 230,000 shares of Ploinks, Inc. common stock to consultants of the Company and its subsidiaries pursuant to consulting agreements with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $21,060 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $71,185 based on a third party valuation of Ploinks stock. In addition, the Company agreed to issue up to a total of 4,000,000 common shares of the Company and up to a total of 500,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultants. These shares may vest over a term of 3 years and are based upon the respective consultant achieving certain performance criteria.

During the nine months ended September 30, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the nine months ended September 30, 2017, the Company entered into subscription agreements under which a third party subscriber purchased 1,300 shares of VCSY Series A Preferred Stock for $260,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 130,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $188,686. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $30,505. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $40,235. The fair market value of all warrants issued to the subscribers was $574 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the nine months ended September 30, 2017, the Company granted 480,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the aggregate principal amount of $1,150,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $89,017 and was recorded as debt discount, and is being amortized through the term of the convertible debenture.

During the nine months ended September 30, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries at a fair market value of $72,000.

During the nine months ended September 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the nine months ended September 30, 2017, the Company entered into restricted stock agreements to grant a total of 180,000 shares of the Company’s common stock with the Rule 144 restrictive legend with employees of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,982 based on the quoted market price of VCSY stock on the grant date and $1,006 was amortized to expense during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, 1,175,000 VCSY common shares vested under restricted stock agreements to employees and a consultant of the Company.

During the nine months ended September 30, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 90,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $15,765 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 230,000 unregistered shares of the common stock of Ploinks, Inc. to consultants of the Company pursuant to a restricted stock agreement with Ploinks, Inc. The fair value of the shares was $71,185 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017 $246,276 was amortized to expense related to the issuance of Ploinks, Inc. restricted stock.

During the nine months ended September 30, 2017, 810,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $99,963 for the nine months ended September 30, 2017. As of September 30, 2017, there were 11,130,000 shares of unvested stock compensation awards to employees and 16,000,000 shares of unvested stock compensation awards to non-employees.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after September 2017 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

Option and warrant activities during the nine months ended September 30, 2017 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	—	14,850,000	$0.100
Options/Warrants granted	—	—	1,490,000	$0.113
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at September 30, 2017	—	—	16,340,000	$0.101

The weighted average remaining life of the outstanding warrants as of September 30, 2017 was 1.33. The intrinsic value of the exercisable warrants as of September 30, 2017 was zero.

Note 7. Related Party Transactions

Related party debt, including our convertible debt was $308,242 as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $140,990 and $139,546, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $284,821 of principal and accrued interest as of September 30, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

During the period that runs from October 1, 2017 through November 20, 2017, the Company granted 63,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $210,000 issued in 2016.

During the period that runs from October 1, 2017 through November 20, 2017, 4,290,000 VCSY common shares vested under restricted stock agreements to employees of the Company.

During the period that runs from October 1, 2017 through November 20, 2017, 270,000 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to employees of the Company and a subsidiary of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2017 and 2016, $0 and $246,184 of internal costs were capitalized, respectively. During the nine months ended September 30, 2017, no software development costs was written off as impaired. During the nine months ended September 30, 2016, $1,421,155 of software development costs was written off as impaired.

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

Software License. We sell concurrent perpetual software licenses to our customers. The license gives the customer the right to use the software without regard to a specific term. We recognize the license revenue upon execution of a contract and delivery of the software, provided the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management. When the software license arrangement requires the Company to provide consulting services that are essential to the functionality of the software, the product license revenue is recognized upon the acceptance by the customer and consulting fees are recognized as services are performed.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared To Three and Nine Months Ended September 30, 2016

Total Revenues. We had total revenues of $920,718 and $953,261 for the three months ended September 30, 2017 and 2016, respectively. The decrease in total revenues was $32,543 for the three months ended September 30, 2017 representing a 3.4% decrease compared to the total revenues for the three months ended September 30, 2016. Substantially all the revenues for the three months ended September 30, 2017 and 2016 were related to the business operations of NOW Solutions.

Revenues for the three months ended September 30, 2017 and 2016 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. There were $294 of new licensing sales of our Ploinks® product during the third quarter of 2017 as compared to $7,290 of new licensing sales of our emPath® product for the same period in 2016. Software maintenance in the three months ended September 30, 2017 decreased by $45,174 or 5.5% from the same period in the prior year. The revenue decrease in software maintenance is primarily related to the loss of Canadian maintenance revenue partially offset by favorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the three months ended September 30, 2017 increased by $39,069 from the same period in the prior year, which represents a 79.1% increase. This increase was due to increased consulting services for version upgrades and enhancements to existing accounts in the third quarter of 2017 compared to the third quarter of 2016. Cloud-based revenues were $48,648 for the three months ended September 30, 2017 compared to $75,099 for the same period in the prior year, representing a $26,451 decrease or 35.2%. The decrease is related to a reduction in Canadian cloud-based revenue. Other revenue in the three months ended September 30, 2017 increased by $7,009 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

We had total revenues of $2,823,067 and $2,875,863 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in total revenues was $52,796 for the nine months ended September 30, 2017 representing a 1.8% decrease compared to the total revenues for the nine months ended September 30, 2016. Substantially all the revenues for the nine months ended September 30, 2017 and 2016 were related to the business operations of NOW Solutions.

Revenues for the nine months ended September 30, 2017 and 2016 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses decreased by $18,479 or 95.8% compared to that for the nine months ended September 30, 2016. Software maintenance in the nine months ended September 30, 2017 decreased by $78,006 or 3.2% from the same period in the prior year. The revenue decrease in software maintenance is related to the loss of US and Canada maintenance revenue partially offset by favorable currency rate changes on our Canadian maintenance revenue. Consulting revenue, in the nine months ended September 30, 2017, increased by $67,564 from the same period in the prior year, which represents a 34.2% increase. This increase was primarily due to increased consulting services for version upgrades and enhancements to existing accounts in Canada during the nine months ended September 30, 2017. Cloud-based revenues were $174,315 for the nine months ended September 30, 2017 compared to $199,565 for the same period in the prior year, representing a $25,250 decrease or 12.7%. The decrease is primarily related to a reduction in Canadian cloud-based revenue and SnAPPnet revenue. Other revenue in the nine months ended September 30, 2017 increased by $1,375 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $357,689 for the three months ended September 30, 2017, compared to $392,058 for the three months ended September 30, 2016. The decrease in cost of revenues of $34,369 represents a 8.8% decrease. The decrease in direct cost of revenues was primarily due to decreases in payroll and travel expenses.

For the nine months ended September 30, 2017, direct costs of revenues were $1,170,484 compared to $1,156,522 for the same period in 2016, resulting in an increase of $13,962 or 1.2%. The increase in direct cost of revenues was primarily due to increases in payroll and hosting fees.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $994,410 and $1,126,309 in the three months ended September 30, 2017 and 2016, respectively. The decrease of $131,899 is 11.7% less than the same period in 2016. We had decreased stock compensation, penalties, legal fees and late charges partially offset by increased salaries and recruiting fees.

For the nine months ended September 30, 2017, we had selling, general and administrative expenses of $2,973,669 compared to $2,602,957 for the nine months ended September 30, 2016. The increase of $370,712 was 14.2% higher than the same period in 2016. We had increased salaries, recruiting fees and penalties partially offset by decreased stock compensation, travel, consulting fees and late charges.

Depreciation and amortization. For the three months ended September 30, 2017, we had depreciation and amortization of $324 compared to $325 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, $974 and $758, respectively, of depreciation and amortization was recorded.

Bad debt expense. During the three months ended September 30, 2017 and 2016, we had $40,520 and $29,276, respectively of bad debt expense related to account receivables that were greater than ninety days past due. During the nine months ended September 30, 2017, we had $24,147 of bad debt expense recoveries compared to $41,203 of bad debt expense for the nine months ended September 30, 2016 related to account receivables that were greater than ninety days past due.

Impairment of software costs. During the three months ended September 30, 2017 and 2016, $0 and $1,421,155 of Ploinks® software development costs were expensed as impaired as management was unable to support the net realizable value required by GAAP. This was a result of the uniqueness of Ploinks® and lack of third-party information related to user growth rates for mobile device applications. Although the Company had written these costs to expense, management still anticipates going to market with Ploinks® once the application is complete.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock, common stock warrants, and convertible debentures. Market value for common stock warrants and convertible debentures is determined using the Black-Scholes Model. The gain on derivative liabilities was $305,914 for the three months ended September 30, 2017 compared to $160,326 for the comparable period in 2016. The gain on derivative liabilities was $925,812 for the nine months ended September 30, 2017 compared to a gain of $49,291 for the nine months ended September 30, 2016.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended September 30, 2017 were $0 compared to $2,500 for the three months ended September 30, 2016. The fees for the three months ended September 30, 2016 are related to a lender of VCSY.

Forbearance fees for the nine months ended September 30, 2017 were $6,000 compared to $19,600 for the nine months ended September 30, 2016. The fees for the nine months ended September 30, 2017 are related to a VCSY lender. The fees for the nine months ended September 30, 2016 are related to a VCSY lender.

Loss on Debt Extinguishment. We had a $35,969 gain on debt extinguishment for the nine months ended September 30, 2016. The gain relates to the fair market value of the issuance of 5 million shares with the rule 144 restrictive legend of VCSY common stock to a NOW Solutions lender to settle a portion of debt principal.

Interest Expense. We had interest expense of $374,914 and $550,189 for the three months ended September 30, 2017 and 2016, respectively. Interest expense decreased by $175,275 representing a decrease of 31.9% compared to the same expense in the three months ended September 30, 2016. The decrease was due to less debt discounts in 2017 related to the issuance of convertible debentures in 2016.

For the nine months ended September 30, 2017, we had interest expense of $1,393,517 compared to $1,453,234 for the same period in 2016, representing a decrease of $59,717 or 4.1% for the period. The decrease was due to less debt discounts in 2017 related to the issuance of convertible debentures in 2016.

Net loss before income taxes. We had a net loss before income taxes of $541,224 and $2,408,202 for the three months ended September 30, 2017 and 2016, respectively. The net loss before income taxes for the three months ended September 30, 2017 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $472,225. This loss was increased by interest expense and reduced by gain on derivative liabilities. The net loss before income taxes for the three months ended September 30, 2016 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $2,015,862. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities.

We had a net loss before income taxes of $1,771,601 and $3,734,265 for the nine months ended September 20, 2017 and 2016, respectively. The net loss before income taxes for the nine months ended September 30, 2017 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $1,297,913. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities. The net loss before income taxes for the nine months ended September 30, 2016 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $2,346,732. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities and gain on debt extinguishments.

Income tax benefit. We had an income tax benefit of $41,185 and income tax expense of $79,014 for the three and nine months ended September 30, 2017, respectively. Income taxes are related to NOW Solutions, a 75% owned subsidiary of the Company.

We had income tax expense of $1,154 and $103,910 for the three and nine months ended September 30, 2016, respectively. Income tax expense is related to NOW Solutions, a 75% owned subsidiary of the Company.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $155,604 and $147,000 for the three months ended September 30, 2017 and 2016, respectively and $462,009 and $441,000 for the nine months ended September 30, 2017 and 2016, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $612,704 and $2,407,242 for the three months ended September 30, 2017 and 2016, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $2,232,824 and $4,159,401 for the nine months ended September 30, 2017 and 2016, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

At September 30, 2017, we had non-restricted cash-on-hand of $175,147 compared to $190,448 at December 31, 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was $514,110 compared to net cash used in operating activities of $344,205 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 we received $2,519,802 of cash from customers, used $1,944,892 for payroll, benefits and payroll taxes, $32,163 for interest payments, $271,853 for professional fees, $63,495 for insurance payments, $261,915 for tax payments other than payroll and $459,594 for accounts payable to vendors.

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

A large portion of our cash (and revenue) comes from software maintenance. When we bill, and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $443,791 or 24.7% from the balance at December 31, 2016. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $367,278 at December 31, 2016 to $295,829 (net of allowance for bad debts) at September 30, 2017. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The accounts payable and accrued liabilities went from $12,075,298 at December 31, 2016 to $14,014,574 at September 30, 2017. The change is primarily related to increased accounts payable, executive payroll, payroll taxes/penalties and accrued interest. The resulting balance at September 30, 2017 is 48 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2017 and September 30, 2016 of $0 and $246,184, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2017, we had $411,500 of new debt funding, $260,000 of equity financing, repaid $178,918 to lenders and accrued $97,500 of dividends to noncontrolling shareholders of NOW Solutions. For the nine months ended September 30, 2016, we had $776,900 of new debt funding, $150,000 of equity financing, repaid $241,337 to lenders and paid $222,500 of dividends to noncontrolling shareholders of NOW Solutions.

The total change in cash for the nine months ended September 30, 2017 was a decrease of $15,301.

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

	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2017	2017	2018	2019	2020	2021+
Notes payable	$5,408,795	$5,408,795	$—	$—	$—	$—
Convertible debentures	1,340,000	1,230,000	110,000	—	—	—
Operating lease	100,496	39,469	61,027	—	—	—
Total	$6,849,291	$6,678,264	$171,027	$—	$—	$—

Of the notes payable, the default status is as follows:

	September 30, 2017	December 31, 2016

In default	$5,132,295	$4,901,950
Not in default	1,616,500	1,614,222

Total Notes Payable	$6,748,795	$6,516,172

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss before noncontrolling interest of $1,790,738 and $3,838,175 for the nine months ended September 30, 2017 and 2016, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2017, we had negative working capital of approximately $21.8 million (although this figure includes deferred revenue of approximately $1.4 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $284,821 of principal and accrued interest as of September 30, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

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

In September 2017, the Company entered into an agreement to purchase a 10% ownership interest in Priority Times Systems, Inc. from a former employee of the Company and its subsidiaries. The purchase price consists of 1,000,000 unregistered shares of VCSY common stock with the Rule 144 restrictive legend issued to the seller and $62,500 in cash payments due in equal installments over a three-month period. The aggregate fair market value of the VCSY common stock grant was determined to be $12,800 on the quoted market price of VCSY stock at date of grant. As of September 30, 2017, this transaction was not closed.

During the nine months ended September 30, 2017, the Company borrowed $301,500 from a third party lender at 10% interest per annum, and the Company made total payment of $44,705 on note payable to third parties.

During the nine months ended September 30, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the nine months ended September 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company amended the convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the nine months ended September 30, 2017, the Company made payments of $126,500 of principal and interest due under 3 convertible debentures in the principal amount of $115,000 issued by the Company to a third party lenders. These convertible debentures have been paid in full.

During the nine months ended September 30, 2017, the Company granted 480,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the principal amount of $1,550,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $89,017 and was recorded as debt discount, and is being amortized through the term of the convertible debenture. Certain notes issued in the prior year become convertible during 2017. Consequently, the embedded conversion feature was determined to be derivative liabilities, and the Company recognized debt discount of $18,653 derivative discount.

During the nine months ended September 30, 2017, the Company recognized total amortization of debt discount of $411,603 as interest expense.

During the nine months ended September 30, 2017, the Company entered into subscription agreements under which a third party subscriber purchased 1,300 shares of VCSY Series A Preferred Stock for $260,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 130,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $188,686. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $30,505. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $40,235. The fair market value of all warrants issued to the subscribers was $574 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the nine months ended September 30, 2017, the Company granted 1,700,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 230,000 shares of Ploinks, Inc. common stock to consultants of the Company and its subsidiaries pursuant to consulting agreements with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $21,060 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $71,185 based on a third party valuation of Ploinks stock. In addition, the Company agreed to issue up to a total of 4,000,000 common shares of the Company and up to a total of 500,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultants. These shares may vest over a term of 3 years and are based upon the respective consultant achieving certain performance criteria.

During the nine months ended September 30, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third party lender. This convertible note has been paid in full.

During the nine months ended September 30, 2017, the Company entered into restricted stock agreements to grant a total of 180,000 shares of the Company’s common stock with the Rule 144 restrictive legend with employees of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,982 based on the quoted market price of VCSY stock on the grant date and $1,006 was amortized to expense during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 90,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $15,765 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 230,000 unregistered shares of the common stock of Ploinks, Inc. to consultants of the Company pursuant to a restricted stock agreement with Ploinks, Inc. The fair value of the shares was $71,185 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third party valuation of Ploinks stock.

During the nine months ended September 30, 2017 $246,276 was amortized to expense related to the issuance of Ploinks, Inc. restricted stock.

During the nine months ended September 30, 2017, the Company granted 3,000,000 VCSY common shares pursuant to a stock award to an employee of the Company and its subsidiaries at a fair market value of $72,000.

During the nine months ended September 30, 2017, 1,175,000 VCSY common shares vested under restricted stock agreements to employees and a consultant of the Company.

During the nine months ended September 30, 2017, 810,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2017 through November 20, 2017, the Company granted 63,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 3 to 6-month extensions of convertible debentures in the principal amount of $210,000 issued in 2016.

During the period that runs from October 1, 2017 through November 20, 2017, 4,290,000 VCSY common shares vested under restricted stock agreements to employees of the Company.

During the period that runs from October 1, 2017 through November 20, 2017, 270,000 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to employees of the Company and a subsidiary of the Company vested.

Item 3. Defaults Upon Senior Securities

Note payable of $1,759,150 issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013. The note is secured with the assets of NOW Solutions, Priority Time Systems, SnAPPnet, and the SiteFlash™ assets and bears a default interest rate of 16%. As of November 20, 2017, the outstanding principle and accrued interest currently due under the note is $2,030,494.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2017	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2017	Provided herewith

101.INS*	XBRL Instance Document	Provided herewith

101.SCH*	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE*	XBRL Taxonomy Extension Presentation Document	Provided herewith

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

VERTICAL COMPUTER SYSTEMS, INC.

November 20, 2017	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)