Form 10-K
period 2017-12-31
VERTICAL COMPUTER SYSTEMS INC
filed 2018-05-10
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter: $14,934,781

As of May 10, 2018, the issuer had 1,188,415,201 shares of common stock, par value $0.00001, issued and 1,148,415,201 outstanding.

Documents incorporated by reference: None

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

We developed a private communication platform (PCP), based upon our patented and patent-pending software technologies, that we believe can change the nature of communication on the Internet by allowing and supporting development of applications in separate sectors. In addition, the technology underlying our PCP has potential applications in the “Internet of Things” (IoT) market.

VCSY’s PCP eliminates the central server component in communications over the Internet, since the users have a patented web server installed on their mobile device, which may also be synchronized with their PC or other hardware components (i.e. network storage disks) and can communicate with other users who have been selected as trusted friends. VCSY’s PCP is for users who seek to obtain a higher level of security and protection for their information and for private secure communication of information with other selected users.

The first application built upon VCSY’s PCP is Ploinks®, a private communication application, which was developed by our subsidiary, Ploinks, Inc. Ploinks® provides each user with the ability to protect their data (such as messages, and images) from both unwanted data transmissions and from third parties gaining access and ownership rights to the user’s personal data without that user’s express permission. Ploinks® is not a social media product, but users may still use all currently available social media applications. Ploinks® provides users with a simple and new means to preserve and protect any personal data that the individual wants to keep control of and share within a protected environment. We had a soft launch of Ploinks® in February 2017 and Ploinks Secure Personal Capsule™ (Ploinks SPC™) in October 2017. Ploinks SPC™ gives users the ability to shift their personal data and communications from cloud service provider(s) to their own personal server located on their mobile device (smartphone or tablet) and to back data up on their personal computer (or storage device) using the Puddle™, a complimentary storage and backup service to Ploinks®.

Administrative Software

Our main administrative application software, emPath®, which is designed to handle complex payroll and human resources challenges, is developed, marketed and maintained by NOW Solutions. NOW Solutions, a 75% owned subsidiary, is selling its Web-based emPath® in the United States and Canadian markets both as an in-house software solution and a Software-as-a-Service (“SaaS”) offering, also known as cloud-based offering. For a description of our SaaS model for emPath®, please see the section entitled “Cloud-Based Services” below.

Our continuous effort to improve our emPath® product and its cloud-based offering has allowed us to finalize and launch our new module-based initiative under which certain payroll/human resource modules can be marketed independently from emPath® or bundled into a comprehensive solution. An upgraded version, emPath® 7.0, was released to the general public in May 2017. Version 7.0 significant improves the user experience, is built to support all the new modern browsers and increase performance in processing payroll for emPath®’s large clients and is currently in various stages of implementation with NOW Solutions’ customer base.

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

SnAPPnet™ is currently sold as a best-of-breed standalone solution through our subsidiary, SnAPPnet, Inc. We are in the process of upgrading SnAPPnet™ look and feel, along with expanding its functionality, not only to increase the market potential but to then integrate it with emPath®, so that it can also be sold to NOW Solutions’ customers as an emPath® module.

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

As an expanded product and as the result of our initial sales to customers with complex payroll, NOW Solutions has created a tailored cloud-based offering which provides these types of customers the cost benefits of a SaaS model while meeting their complex requirements. We are also continuing to upgrade emPath® for our cloud-based offering utilizing emPath®’s powerful payroll component to provide private label contracting as well as distribution opportunities through existing payroll and HR providers in their local markets.

PTS™, our time and attendance software, is also to be offered as a cloud-based solution, as both a standalone product (through Priority Time and VHS) and an integrated module with emPath® (through NOW Solutions).

SnAPPnet™, a physician credentialing application, is currently offered as a cloud-based solution. We are in the process of upgrading SnAPPnet™ to be a complementary product to emPath®. In addition, we are adding some key new features to the application as well as doing a design review to meet other potential markets for credentialing and markets in need of automated fillable forms. Upon completion of the upgrade, we will market SnAPPnet™ directly to hospitals and plan to offer it through VHS to physicians in the United States and to NOW Solutions’ existing customer base.

VCSY is in the process of placing NOW Solutions, Inc, Priority Time and SnAPPnet, Inc. under Taladin for improved marketing of its administrative software solutions in order to compete more effectively and allow for expansion internationally.

Software Services

In addition to the administrative software and cloud-based services, we offer a full range of software services that include professional services, maintenance, custom maintenance and managed services.

Internet Core Technologies

Internet core technologies provide the software foundation to support internet-based platforms for the delivery of individual software products that can be sold independently or combined with other software products for rapid deployment throughout our distribution system. We continue to develop specialized software applications that can be utilized in new products.

Our first patented internet core technology is SiteFlash™. The SiteFlash™ technology utilizes XML and publishes content on the Web, enabling the user to build and efficiently operate websites with the unique ability to separate form, function, and content. SiteFlash™ uses an advanced component-based structure to separate, parse, and store the various components of even the most complex web pages, permitting these components to be named, organized, filed and eventually redeployed onto the web pages of a website. Once all of the components of a web page are converted into “objects,” they can be grouped, as required by the user, into the three main types of web page components: content, form and function. Content includes text, pictures or multimedia. Form includes graphics and website colors, layout and design. Function includes the activities performed by or actions executed on the website. In this way, each element of a website created using SiteFlash™ is interchangeable with any other similar element, and these elements may be grouped together in almost any combination to create complex websites. This separation of form, function, and content also allows for the rapid creation of affiliated websites. SiteFlash™ architectural concepts enable integration with existing technological components within many organizations. Additional key features of SiteFlash™ are its affiliation/syndication capability, its multi-lingual capability, and its multi-modal framework (enabling use on any output device, including wireless devices such as smart phones, as well as cellular phones and other devices with Internet capability). It is contemplated that some of SiteFlash™’s components will be included in VCSY’s PCP.

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

The third patented Internet core technology we have developed is the combination of three components: the Emily™ XML Broker, the Emily™ XML Agent and the Emily™ XML Portal. This technology has been featured as an alternative to Web Services in the 4th Edition of the XML Handbook, by Dr. Charles Goldfarb, considered the father of XML and inventor of all markup languages. We are upgrading this technology for use in a new application we are developing simultaneously. Emily™ will be marketed in the education market as a product allowing users to create applications without being programmers.

The fourth Internet core technology is VCSY’s PCP, which is built using a number of patented and patent-pending applications (see Intellectual Property Assets below). Using PCP, we did a soft launch of our first product, Ploinks®, through our subsidiary, Ploinks, Inc., in February 2017, and Ploinks SPC™ in October 2017. Ploinks SPC™ gives users the ability to shift their personal data and communications from cloud service provider(s) to their own personal server located on their mobile device (smartphone or tablet) and to back data up on their personal computer (or storage device) using the Puddle™, a complimentary storage and backup service to Ploinks®. Ploinks ® and the Ploinks SPC™ are monthly subscription-based applications.

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

Our patent for a “System and Method Running a Web Server on a Mobile Internet Device,” which is part of VCSY’s PCP and covers the Tiny Web Server, which is also a component of the PCP. This unique ability is patented under U.S. Patent No. 9,112,832.

Our patent for a “Mobile Proxy Server for Internet Server Having a Dynamic IP Address” is used in our PCP for such applications Ploinks® and Ploinks SPC™. The term “IP” stands for “Internet Protocol,” which is the principal communications protocol for the Internet. This unique ability is patented under U.S. Patent No. 9,710,425.

Our fiber optic patent is an invention for “Transmission of Images Over a Single Filament of Fiber Optic Cable” under U.S Patent No. 6718103.

We also have other mobile technologies, which are patent-pending.

Market Segments

Our current products address the following market segments:

MARKET	PRODUCT	OWNERSHIP/LICENSOR	LICENSEE
Human Resources and Payroll	emPath®	NOW Solutions	VHS (a), Taladin (b)
Software development units	Emily™	Vertical	VHS(a)
Time and Attendance	PTS™	Priority Time	VHS (a), NOW Solutions (c)
Healthcare Credentialing	SnAPPnet™	SnAPPnet, Inc.	VHS (a), NOW Solutions (c)
Personal Secure Communication	Ploinks®	Vertical	Ploinks, Inc.(d)
Personal Secure Communication	Ploinks SPC™	Vertical	Ploinks, Inc.(d)

(a)	Physician market (including medical clinics but not including hospitals)

(b)	Government sector

(c)	Clients of NOW Solutions

(d)	Personal secure communication channel for individual consumers for the US market only

Business Operations and Units

Our business operations are grouped into the following units: NOW Solutions, Ploinks, Inc., Taladin, VHS, Priority Time, SnAPPnet, Inc., Vertical do Brasil, and other subsidiaries with minimal or no activity and other limited interests. Each of the primary divisions is discussed below.

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

For the 12 months ended December 31, 2017, Taladin had $338,000 of assets, no revenues and a net loss of approximately $165,770.

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

NOW Solutions has converted some of its existing customers to its cloud-based model. In addition, during the conversion of one of our large complex customers and in discussions with other similar complex customers, we determined that there was a critical need and opportunity in providing a solution we labeled “tailored cloud-based”, which we believe can fulfill our customers’ unique requirements while giving them the benefits of a cloud-based offering. NOW Solutions has a new version (Version 7.0) of its emPath® software that was released to the general public in May 2017. Version 7.0 significant improves the user experience, is built to support all the new modern browsers and increase performance in processing payroll for emPath®’s large clients.

Additionally, NOW Solutions has embarked on a strategy to develop and license HR products complementary to its existing suite of products that can be sold separately or integrated as emPath® modules, which has been greatly facilitated by emPath®’s Web Services integration. PTS™ is the first product to be integrated within the emPath® solution. The second product is SnAPPnet™, which is in the process of being upgraded to expand its usability beyond traditional credentialing software so that it can be used by HR departments of NOW Solutions’ existing customer to create and administer fillable forms routinely used for employees.

Now that Ploinks ® and the Ploinks SPC™ have been released, we intend to make presentations to selected NOW Solutions’ customers to jointly create an enterprise model utilizing VCSY’s PCP.

The revenue model of NOW Solutions is based upon five components: licensing and renewable annual maintenance fees, cloud-based service fees, professional consulting services, and managed services. Under the cloud-based delivery model, NOW Solutions typically collects monthly fees.

For the 12 months ended December 31, 2017, NOW Solutions had approximately $586,588 of total assets, revenues of approximately $3,732,608 and a net loss of approximately $199,089.

Ploinks, Inc.

Ploinks, Inc., a Texas corporation (formerly OptVision Research, Inc.), is an 88% owned subsidiary of the Company.

Vertical has licensed its secure communication platform to Ploinks, Inc. in the United States, for use by consumers as a personal secure communication channel. The Ploinks® application was launched in February 2017 and Ploinks SPC™ in October 2017. Ploinks SPC™, consisting of two main components: the Ploinks® mobile application and the Puddle™, a complimentary storage and backup service to Ploinks®, gives users the ability to shift their personal data and communications from cloud service provider(s) to their own personal server located on their mobile device (smartphone or tablet) and to backup data on their personal computer (or network storage device) using the Puddle™. Ploinks SPC™ is marketed as a secure personal cloud.

Ploinks® and the Puddle™ are available on http://www.ploinks.com for a monthly subscription fee.

For the 12 months ended December 31, 2017, Ploinks, Inc. had approximately $169,071 of total assets, no material revenues and a net loss of $836,953.

Vertical Healthcare Solutions, Inc.

VHS, a Texas corporation, is a wholly-owned subsidiary of the Company. VHS plans to market a new platform called the “Physicians Bridge”, which will be the basis for marketing applications to physicians utilizing other Vertical technologies and products which were licensed for the physician market by Vertical to VHS.  Vertical will also license its PCP to VHS to develop a secure communication channel for use by and between patients, physicians and staff.

For the 12 months ended December 31, 2017, VHS had no material assets, no revenues, and a net loss of approximately $223,685.

Priority Time Systems, Inc.

Priority Time, a Nevada corporation, is an 80% owned subsidiary of the Company. We originally purchased 90% of the common stock of Priority Time from a shareholder of Priority Time and under a shareholder agreement with the selling shareholder, we purchased 10% of the common shares of Priority Time stock held by this shareholder for 1,000,000 VCSY common shares. The shareholder agreement also provides for the licensing terms of Priority Time products to our other subsidiaries. Lakeshore Investments, LLC owns a 20% minority interest in Priority Time, which it acquired in 2013.

Priority Time is finalizing PTS™, a time and attendance product that is to be offered as both a standalone product and as an integrated module within emPath®.

PTS™ is being developed to meet the unique and complex requirements of NOW Solutions’ customers, particularly for the medical and government markets, who provided us with specifications for an ideal time and attendance program. The most critical need of complex customers was robust flexibility which led to the creation, from the ground up, of a rule-based time and attendance application, allowing users to make for immediate changes within the application while also providing a state-of-the-art reporting ability to senior executives. The result also led to a new development platform as well as another application called “dashboardletsTM.” PTS™ will be commercially available once its integration with emPath® is finalized.

We have been using our new development platform, which has allowed us to create a cloud-based solution that utilizes a rule-based system, which will better meet the needs of NOW Solutions’ most complex customers and more easily create a time and attendance product for vertical markets (i.e. medical, government, casinos, and hospitality).

For the 12 months ended December 31, 2017, Priority Time had no material assets, no revenues and a net loss of approximately $1,768.

SnAPPnet, Inc.

SnAPPnet, Inc., a Texas corporation, is an 80% owned subsidiary of the Company. On May 21, 2010, SnAPPnet, Inc. purchased substantially all the assets of Pelican Applications, LLC (“Pelican”) in exchange for $5,335 cash, 100,000 shares of Series B Convertible Preferred Stock of VHS, and other contingent consideration. The assets acquired included a software application product known as SnAPPnet™ which is currently used for physician credentialing, as well as Pelican’s entire customer base. We intend to utilize the SnAPPnet™ software to expand its offering to physicians through VHS, and to adapt the software to meet the needs of NOW Solutions’ hospital clients who need a credentialing product for their staff.

SnAPPnet™ core application is being rewritten to utilize our new administrative development platform, including our proprietary dashboardlets™. A revised and improved SnAPPnet™ application should open new opportunities in markets in need of automated fillable forms.

For the 12 months ended December 31, 2017, SnAPPnet, Inc. had assets of approximately $7,656, revenues of approximately $36,907 and a net loss of approximately $11,206.

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

For the 12 months ended December 31, 2017, GIS had no assets, no material revenue and net loss of approximately $10,139.

Vertical do Brasil

Our 99% owned subsidiary, Vertical do Brasil, a Brazilian company, performs software development services on behalf of the Company and its subsidiaries. NOW Solutions, Inc. owns 1% of Vertical do Brasil.

For the 12 months ended December 31, 2017, Vertical do Brasil had assets of approximately $2,145, no revenues and no material net income or loss.

The following corporations are inactive:

Vertical Internet Solutions, Inc.

VIS, a California corporation, is a wholly-owned subsidiary of the Company. VIS is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2017, VIS had no material assets, no material revenue and no expenses.

EnFacet, Inc.

EnFacet, a Texas corporation, is a wholly-owned subsidiary of the Company. EnFacet is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2017, EnFacet had no material assets and a net loss of $28.

Globalfare.com

Globalfare, a Nevada corporation, is a wholly-owned subsidiary of the Company. Globalfare is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2017, Globalfare had no assets and a net loss of $99.

Pointmail.com, Inc.

Pointmail, a California corporation, is a wholly-owned subsidiary of the Company. Pointmail is inactive and we currently have no plans regarding this subsidiary.

For the 12 months ended December 31, 2017, Pointmail had no assets, no revenues and no expenses.

Competition

We face substantial competition from software and hardware vendors, system integrators, and multinational corporations focused upon information technology and security.

In the realm of application software, NOW Solutions’ competitors include Oracle, Lawson, Cyborg/Hewitt, Kronos, DLGL, Ultimate and SAP. Our cloud-based emPath® competes with ADP, Ceridian, Ultimate Software and Quicken. However, while NOW Solutions competes with these companies, our HR/payroll product is utilized by our many of our customers in conjunction with many of these companies’ other modules.

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

It is anticipated the consolidation of NOW Solutions, Inc, Priority Time and SnAPPnet, Inc. under Taladin will increase the company’s ability to compete with the larger competitive products.

Ploinks SPC™ is an all-in-one secure communication solution for individuals that we believe has no direct competition to our knowledge, but finds competitors in some of its areas, such as Snapchat and Instagram for sharing of images, Whisper, WhatsApp, Facebook messenger in the area of secure messaging, WhatsApp, Viber for voice calling, as well as Dropbox, GoDaddy, Amazon, Microsoft and Google for data storage.

Our primary competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. However, NOW Solutions has a number of large complex clients including cities and counties in the United States that have been users of our HR/Payroll software for many years (10 -25 years) and are highly referenceable. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material and adverse effect on our financial position, results of operations and cash flows.

Our ability to compete will also depend upon our ability to continually improve our products and services, the enhancements we develop, the quality of our customer service, and the ease of use, performance, price and reliability of our products and services.

We believe, however, that we possess certain competitive advantages for the following reasons:

1.	We have a number of proprietary patented and patent-pending technologies that can be utilized in our offerings.

2.	NOW Solutions has an outstanding customer support department that has supported large complex entities for decades, and many of these large entities are leaders in their respective industries.

3.	emPath®’s inherent strengths include its formula builder, the use of one single database (where competing products may use two or more), and a strong, highly identifiable customer base it can reference.

4.	emPath® is built on a state-of-the-art Microsoft.net platform, allowing for rapid software development and interoperability with other software packages.

5.	emPath® supports a global platform with one database for both payroll and HR.

6.	Our development platform (including the dashboardlets™ feature) provides a consistent business intelligence tool across our administrative software product line.

7.	We can cross-promote our administrative software applications between our subsidiaries and through strategic alliances with third party companies.

8.	Our new secure communication platform is based upon certain trade secrets and revolutionary technology that incorporates our patented and patent-pending technologies.

9.	PCP technology will create an added advantage for NOW Solutions existing customers and potential new customers. by eliminating certain risks being encountered by companies through hijacking email addresses, etc….

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

The key components of our strategy are to:

1.	Leverage our profitable subsidiary, NOW Solutions, that has a highly-referenceable client base, including companies that are leaders in their industries and have been users of emPath® and its predecessor product for over 25 years for their payroll and human resource needs.

2.	Develop a portfolio of patented technologies that we can license to third parties or utilize internally to strengthen our existing and projected product offerings.

3.	Build a network of compatible partners and acquisition or licensing of products that complement our existing offerings.

4.	Maximize the unique features of our software development platform to launch our new PTS™ and SnAPPnet™ products as well as other products to NOW Solutions’ customer base and, at the same time, have those customers assist us in development of product specifications for their own vertical markets.

5.	Build and integrate new commercially viable products utilizing our patented technology and other administrative software.

6.	Expand the reach of emPath® internationally beyond the U.S. and Canada utilizing non-competitive local distributors in foreign countries.

7.	Develop proprietary applications on our secure communication platform and, with licensing agreements, provide a structure whereby third-party applications can be developed upon that platform to be then distributed.

8.	Have third party verification as to the capability and comparison in the marketplace.

9.	Enter into strategic alliances with companies that can benefit from promoting our technology.

The software development leg of our strategy is two-fold. The first is to further enhance our existing solutions and develop new products in order to better compete with the large ERP providers like SAP and Oracle by providing complex best-of-breed alternative offerings that are more cost-effective solutions. The second is to continue developing our intellectual property internally for mass market, best-of-breed solutions offered as cloud-based solutions that incorporate the advantages of our complex solutions. In each such instance, the software development leg of our strategy will be augmented by exploring solutions that can be linked to federal and state government programs for cost savings.

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

Proprietary Rights

We rely upon a combination of patent, copyright, trademark, trade secret laws, and contract provisions and to protect our proprietary rights in our technologies, products and services.  We distribute our products and services under agreements that grant users or customers a license to use our products and services and rely upon the protections afforded by the copyright laws to protect against the unauthorized reproduction of our products.  In addition, we protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants and other business partners.  emPath®, PTS™, SnAPPnet™ and Ploinks® are protected by copyright and trademark.

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

The USPTO granted us a patent (No. 9,112,832) for a “System and Method Running a Web Server on a Mobile Internet Device” on August 18, 2015. This patent is incorporated into our secure communication platform and covers the Tiny Web Server, which is also a component of our secure communication platform.

The USPTO granted us a patent (U.S. Patent No. 9,710,425) for a “Mobile Proxy Server for Internet Server Having a Dynamic IP Address” on July 8, 2017. The term “IP” stands for “Internet Protocol,” which is the principal communications protocol for the Internet. This patented technology is incorporated in the Company’s PCP and its products.

We also have several patent-pending software technologies and licensed software:

In 2011, we filed two provisional applications for patents relating to our patent application filed in 2010 and these have been replaced with non-provisional patent applications which were filed in 2012, one of which is still pending.

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

Employees

As of May 10, 2018, we had 19 full-time and 4 part-time employees (16 are employed in the United States and 7 in Canada), 1 full-time consultant and 1 part-time consultant. We are not a party to any collective bargaining agreements.

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

We Have Historically Incurred Losses and May Continue to Do So in the Future.

We had a net loss before non-controlling interest of $3,302,089 and $5,466,230 for the years ended December 31, 2017 and 2016, respectively, and have historically incurred losses. Accordingly, we have and may continue to experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Have Been Subject to a Going Concern Opinion from Our Independent Auditors, Which Means That We May Not Be Able to Continue Operations Unless We Obtain Additional Funding.

The report of our independent registered public accounting firm included an explanatory paragraph in connection with our financial statements for the years ended December 31, 2017 and 2016. This paragraph states that our recurring net losses, negative working capital and accumulated deficit, the substantial funds used in our operations and the need to raise additional funds to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. Our ability to develop our business plan and to continue as a going concern depends upon our ability to raise capital, to succeed in the licensing of our intellectual property and to achieve improved operating results. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Ability to Continue as a Going Concern Is Dependent on Our Ability to Raise Additional Funds and to Establish Profitable Operations.

The accompanying consolidated financial statements for the years ended December 31, 2017 and 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We have suffered significant recurring operating losses, used substantial funds in our operations, and need to raise additional funds to accomplish our objectives. Stockholders’ deficit at December 31, 2017 was $34.0 million. Additionally, at December 31, 2017, we had negative working capital of approximately $21.0 million (although it includes deferred revenue of approximately $1.8 million) and have defaulted on substantially all our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Success Depends On Our Ability to Generate Sufficient Revenues to Pay for the Expenses of Our Operations.

We believe that our success will depend upon our ability to generate revenues from our secure communication platform, SiteFlash™ and Emily™ technology products through licensing and development of commercially viable products, as well as increased revenues from NOW Solutions’ products and services as well as the successful launch of our new products by our subsidiaries (such as SnAPPnet™, and PTS™, Emily™ and web server applications), none of which can be assured. Our ability to generate revenues is subject to substantial uncertainty and our inability to generate sufficient revenues to support our operations and debt repayment could require us to curtail or suspend operations. Such an event would likely result in a decline in our stock price.

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

We Have a Working Capital Deficit, Which Means That Our Current Assets on December 31, 2017 Were Not Sufficient to Satisfy Our Current Liabilities on That Date.

We had a working capital deficit of approximately $21.0 million at December 31, 2017, which means that our current liabilities exceeded our current assets by approximately $21.0 million (although it includes deferred revenue of approximately $1.8 million). Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2017 were not sufficient to satisfy all of our current liabilities on that date.

Our Operating Results May Fluctuate Because of a Number of Factors, Many of Which Are Outside of Our Control.

Our operating results may fluctuate significantly as a result of variety of factors, many of which are outside of our control. These factors include, among others, the following:

●	the demand for our SiteFlash™, Emily™ and other proprietary technologies;

●	the demand for our administrative software products and services: emPath®, PTS™, and SnAPPnet™;

●	the demand for our personal secure communication application Ploinks® and Ploinks SPC™;

●	introduction of new products and services by us and our competitors;

●	costs incurred with respect to acquisitions;

●	price competition or pricing changes in the industry;

●	technical difficulties or system failures;

●	general economic conditions and economic conditions specific to the Internet and Internet media and communication platforms; and

●	the licensing of our intellectual property;

●	government regulations.

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

Our Failure to Maintain and Increase Acceptance of Our Cloud-Based Offerings Would Inhibit Our Growth Or Cause a Significant Decline in Our Revenues.

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

Errors and Defects in Our Software Could Affect Sales of Our Products.

The software products we offer may contain undetected errors, defects, or failures when first introduced or as new versions are released. Testing of software products presents many challenges since it is difficult to anticipate and simulate the wide range of software computing environments in which our customers use these products. While we test our products extensively, from time-to- time, we have discovered errors or defects in our products. These defects and errors may result in any of the following:

●	Delays in the release of our new products, versions and upgrades

●	Increased costs to fix such defects and errors, in turn leading to a strain on our software development resources

●	Design modifications of the product

●	A decrease in customer satisfaction with, our products and a decrease in sales, and a loss of existing and potential customers

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

We May Have Difficulty Managing Our Growth and Integrating Recently Acquired Companies.

Our recent growth through acquisitions and licensing of new solutions, coupled with our development efforts to create new commercially viable products and improve existing ones, has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition. Further, acquisition transactions are accompanied by a number of risks, including the following:

●	the difficulty of assimilating the operations and personnel of the acquired companies;

●	the potential disruption of our ongoing business and distraction of management;

●	the difficulty of incorporating acquired technology or content and rights into our products and media properties;

●	the correct assessment of the relative percentages of in-process research and development expense which needs to be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

●	the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

●	unanticipated expenses related to technology integration;

●	the maintenance of uniform standards, controls, procedures and policies;

●	the impairment of relationships with employees and customers as a result of any integration of new personnel; and

●	the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with acquisitions. Our failure to address these risks could negatively affect our business operations through lost opportunities, revenues or profits, any of which would likely result in a lower stock price.

Our Success Depends On Our Ability to Protect Our Proprietary Technology.

Our success is dependent, in part, upon our ability to protect and leverage the value of proprietary technology, including our private communications platform technology (which includes the Ploinks® and Ploinks SPC™ products), our patented SiteFlash™ and Emily™ technologies, our patent-pending technologies and administrative software solutions like emPath®, PTS™, and SnAPPnet™, as well as our trade secrets, trade names, trademarks, service marks, domain names and other proprietary rights we either currently have or may have in the future. Given the uncertain application of existing trademark laws to the Internet and copyright laws to software development, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet and our potential markets.

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

Item 3. Legal Proceedings

We are involved in the following ongoing legal matters:

On December 31, 2011, the Company and InfiniTek corporation (“InfiniTek”) entered into a settlement agreement to dismiss an action filed by the Company against InfiniTek in the Texas State District Court in Fort Worth, Texas, for breach of contract and other claims, a counter claim filed by InfiniTek against the Company for non-payment of amounts claimed the Company owed to InfiniTek, and an action filed by InfiniTek against the Company in California Superior Court in Riverside, California seeking damages for breach of contract and lost profit. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek had agreed to transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The Company made $37,500 in payments due under the settlement agreement through May 7, 2012 and each party had alleged the other party was in breach of the settlement agreement.

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $121,617 of principal and interest accrued as of December 31, 2017.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $298,016 of principal and accrued interest as of December 31, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common equity is traded on the OTC Markets and quoted on the OTCQB under the symbol “VCSY.” The OTCQB may also be referred to as “OTCMKTS” or “Other OTC”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.

	High	Low

Quarter Ended December 31, 2017	$0.0180	$0.0120
Quarter Ended September 30, 2017	$0.0158	$0.0115
Quarter Ended June 30, 2017	$0.0200	$0.0112
Quarter Ended March 31, 2017	$0.0290	$0.0193
Quarter Ended December 31, 2016	$0.0475	$0.0121
Quarter Ended September 30, 2016	$0.0480	$0.0205
Quarter Ended June 30, 2016	$0.0370	$0.0226
Quarter Ended March 31, 2016	$0.0300	$0.0176

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of May 10, 2018, there were 1,939 holders of record of VCSY common stock.

Equity Securities Under Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock Options	—	—	—
Warrants	—	—	—
Unvested Restricted Stock Awards	6,640,000	$0.02	—
Total	6,640,000	$0.02	—

(1)	Other than individual agreements with employees, directors and third-party consultants, we do not have any equity compensation plans (i.e., stock option plans or restricted stock plans) that have been approved by security holders.

(2)	No stock options were issued to employees or consultants during the year ended December 31, 2017.

(3)	No warrants to purchase common stock were issued to employees or consultants during the year ended December 31, 2017.

(4)

Of the 6,640,000 common shares of restricted stock that had not vested at December 31, 2017 and were issued in connection with individual restricted stock agreements executed in 2016 and 2017 with employees of the Company and its subsidiaries, 320,000 have vested through May 10, 2018.

Dividends

We have outstanding shares of Series A and Series C 4% Convertible Cumulative Preferred stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The total dividends applicable to Series A and Series C Preferred Stock were $616,667 and $592,472 for the years ended December 31, 2017 and 2016, respectively. Our Board of Directors did not declare any dividends on our outstanding shares of Series A or Series C Preferred Stock during 2017 or 2016, nor has the Company paid any dividends on our outstanding shares of Series A or Series C Preferred Stock since 2001. We intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our businesses. Accordingly, we do not anticipate paying cash dividends on any of our capital stock, including preferred stock, in the near future. For additional information concerning dividends, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

During the year ended December 31, 2016, the Company issued 3,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to third-party consultants for services. The fair market value of the shares was $66,550 and was recorded as consulting fees for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued convertible debentures in the aggregate principal amount of $715,000 to various third-party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 7,150,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 7,150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $186,967 against the face value of the loans based on the relative fair market value of the common stock of $114,413 and the full fair market value of the warrants of $72,554. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and amortization expense was recognized for the year ended December 31, 2016.

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

During the year ended December 31, 2016, the Company granted 150,000 shares of the common stock of Ploinks, Inc. to third party lenders in connection with 6-month extensions of convertible debentures in the principal amount of $500,000 issued in 2015. The aggregate fair market value of the awards was determined to be $16,200 and was recorded as debt discount and amortized through the term of the note.

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

In September 2017, the Company entered into an agreement to purchase a 10% ownership interest in Priority Times Systems, Inc. from a former employee of the Company and its subsidiaries. The purchase price consisted of 1,000,000 unregistered shares of VCSY common stock with the Rule 144 restrictive legend issued to the seller and $62,500 in cash payments due in equal installments over a three-month period. The aggregate fair market value of the VCSY common stock grant was determined to be $12,800 on the quoted market price of VCSY stock at date of grant.

In December 2017, in order to facilitate the amendment of the Lakeshore Loan Agreement and the Lakeshore Note, which resulted in the curing any existing defaults under the Lakeshore Loan Agreement and the Lakeshore Note as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time which secured the Lakeshore Note, the Company issued 2,500,000 VCSY common shares at a fair market value of $35,400 and 300,000 Ploinks common shares at a fair market value of $92,850 to third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. For additional details concerning the amendment of the Lakeshore Loan and the Lakeshore Note, please see the “Lakeshore Financing” subsection under “Notes Payable and Convertible Debts” of Note 8.

During the year ended December 31, 2017, the Company granted 1,700,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 230,000 shares of Ploinks, Inc. common stock to consultants of the Company and its subsidiaries pursuant to consulting agreements with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $21,060 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $71,185 based on a third-party valuation of Ploinks stock. In addition, the Company agreed to issue up to a total of 4,000,000 common shares of the Company and up to a total of 500,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultants. These shares may vest over a term of 3 years and are based upon the respective consultant achieving certain performance criteria.

During the year ended December 31, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the year ended December 31, 2017, the Company entered into subscription agreements under which a third-party subscriber purchased 1,300 shares of VCSY Series A Preferred Stock for $260,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 130,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $188,686. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $30,505. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $40,235. The fair market value of all warrants issued to the subscribers was $574 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the year ended December 31, 2017, the Company granted a total of 651,700 shares of the common stock of Ploinks, Inc. to third party lenders in connection with a series of 3 and 6-month extensions of convertible debentures in the aggregated principal amount of $1,200,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $142,156 and was recorded as debt discount and is being amortized through the term of the convertible debenture. Certain notes issued in the prior year(s) become convertible during 2017. Consequently, the embedded conversion feature was determined to be derivative liabilities, and the Company recognized a derivative debt discount.

During the year ended December 31, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third-party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third-party lender. This convertible note has been paid in full.

During the year ended December 31, 2017, the Company entered into restricted stock agreements to grant a total of 180,000 shares of the Company’s common stock with the Rule 144 restrictive legend with employees of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,982 based on the quoted market price of VCSY stock on the grant date and $1,006 was amortized to expense during the year ended December 31, 2017.

During the year ended December 31, 2017, 3,665,000 VCSY common shares vested under restricted stock agreements to employees and two consultants of the Company.

During the year ended December 31, 2017, 3,000,000 VCSY common shares were issued to an employee of the Company. The fair market value of the shares was $72,000.

During the year ended December 31, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 90,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $15,765 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 230,000 unregistered shares of the common stock of Ploinks, Inc. to consultants of the Company pursuant to a restricted stock agreement with Ploinks, Inc. The fair value of the shares was $71,185 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017 $27,482 was amortized to expense related to the issuance of Ploinks, Inc. restricted stock.

During the year ended December 31, 2017, 810,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $116,180 for the year ended December 31, 2017. As of December 31, 2017, there were 6,140,000 shares of unvested stock compensation awards to employees and 15,500,000 shares of unvested stock compensation awards to non-employees.

During the period that runs from January 1, 2018 through May 10, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 83,200 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016.

During the period that runs from January 1, 2018 through May 10, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the period that runs from January 1, 2018 through May 10, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the year ended December 31, 2017 and 2016, $0 and $246,184 of internal costs were capitalized, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

Results of Operations

Year ended December 31, 2017 Compared To Year Ended December 31, 2016

Total Revenues. We had total revenues of $3,770,326 and $3,827,675 for the years ended December 31, 2017 and 2016, respectively. The decrease in total revenue was $57,349 for the year ended December 31, 2017, representing a 1.5% decrease compared to the total revenue for the year ended December 31, 2016. The decrease in revenue was primarily due to a $97,331 decrease in software maintenance, a $65,174 decrease in cloud-based offering somewhat offset by a $114,259 increase in consulting services. Of the $3,770,326 and $3,827,675 total revenues for the years ended December 31, 2017 and 2016, respectively, $3,732,608 and $3,768,420 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The revenues from licenses and software consist of fees we bill for NOW Solutions’ new payroll and human resources (“PRHR”) software licenses. These fees decreased $18,479 for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Software maintenance revenue is generated from existing customers of our PRHR software who want the continued benefit of tax updates, customer support, and software enhancements. Software maintenance revenue decreased by $97,331 or 3.0% from the year ended December 31, 2016 to the same period in 2017. The decrease was due to the loss of customer contracts somewhat offset by the effect of favorable currency exchange rates on our Canadian maintenance revenue.

Consulting revenue for the year ended December 31, 2017 increased by $114,259 from the same period in the prior year, representing a 40.6% increase. This increase was primarily due to a rise in Canadian customer needs for software upgrade implementation and customization and the effect of favorable currency exchange rates on our Canadian consulting revenue in 2017.

Cloud-based revenue decreased $65,174 or 23.3% for the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily related to user base adjustments for our Canadian cloud-based customers.

Other revenues, consisting primarily of reimbursable travel expenses, increased by $9,376 or 75.0% for the year ended December 31, 2017 compared to the same period for 2016. The increase was mainly attributable to higher reimbursable travel in 2017 due to increased consultant travel.

Cost of Revenues. We had direct costs associated with the above revenues of $1,574,645 for the year ended December 31, 2017 compared to $1,524,853 for the same period of 2016, representing an increase of $49,792 or 3.3%. These direct costs are primarily related to costs providing customer support, professional services, software upgrades and enhancements. The increase in direct costs is primarily related to increased payroll and hosting fees for the year ended December 31, 2017 compared to the same period for 2016.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $4,311,088 and $3,871,572 for the years ended December 31, 2017 and 2016, respectively. The total selling, general and administrative expenses for the year ended December 31, 2017 increased by $439,516 compared to the selling, general and administrative expenses for the year ended December 31, 2016, representing an 11.4% increase. The increase was primarily due to increases in salaries and benefits (as we did not capitalize salaries in 2017 vs 6 months of capitalized salaries in 2016) and penalties partially offset by decreases in consulting expenses, non-cash stock compensation and legal fees.

Depreciation and Amortization. We had depreciation and amortization of $1,453 for 2017 compared to $1,083 in 2016. The increase is due to depreciation on computer equipment purchased in 2017.

Bad Debt Expense. We had bad debt expense of $93,757 for 2017 compared to $98,896 in 2016. The 2017 and 2016 expenses were related to a reserve for several customer accounts greater than 90 days past due.

Impairment of Software Costs. For the year ended December 31, 2016, $1,421,155 of capitalized software development costs related to Ploinks development was written off as impaired.

Operating Loss. We had an operating loss of $2,210,617 for the year ended December 31, 2017 compared to operating loss of $3,089,884 for the year ended December 31, 2016, a difference of $879,267. The decrease in operating loss between 2017 and 2016 is primarily a result the impairment of Ploinks® development costs in 2016 partially offset by increased selling, general and administrative expenses.

Gain/loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock, common stock warrants, and convertible debentures. Market value for common stock warrants and convertible debentures is determined using the Black-Scholes Model. The gain on derivative liability was $879,780 for the year ended December 31, 2017 compared to a loss on derivative liability of $268,728 for the year ended December 31, 2016.

Interest Expense. We had interest expense of $1,819,147 and $1,998,762 for the years ended December 31, 2017 and 2016, respectively. Interest expense decreased for the year ended December 31, 2017 by $179,615, representing a 9.0% decrease compared to interest expense for the year ended December 31, 2016. The decrease was primarily due to fully amortized debt discounts related to convertible debentures.

Interest Income. Interest income for the year ended December 31, 2017 was $21 compared to $53 for the year ended December 31, 2016.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the year ended December 31, 2017 were $12,000 compared to $58,500 for the same period in 2016. Forbearance fees for 2017 related a lender of Vertical Healthcare Solutions. Forbearance fees for 2016 related to lenders of VCSY and NOW Solutions.

Gain/Loss on Extinguishment of Debt. For the year ended December 31, 2017, we had a $128,250 loss on extinguishment of debt. The loss relates to the fair market value of VCSY and Ploinks’ stock issued to third-party investors as incentive to purchase Vertical Healthcare Solutions preferred stock from NOW Solutions senior secured lender. For the year ended December 31, 2016, we had a gain of $35,969. The gain relates to the fair market value of 5 million shares of VCSY common stock issued to a NOW Solutions lender to settle a portion of debt principal.

Net Loss before Income Tax Expense. We had a net loss before income tax expense of $3,290,213 for the year ended December 31, 2017 compared to a net loss of $5,379,852 for the year ended December 31, 2016. The net loss before income tax expense for 2017 was primarily due to an operating loss of $2,210,617 increased by $12,000 of forbearance fees, loss on debt extinguishment of $128,250 and interest expense of $1,819,147, partially reduced by a gain on derivative liabilities of $879,780. The net loss before income tax expense for 2016 was primarily due to an operating loss of $3,089,884 increased by $58,500 of forbearance fees, loss on derivative liabilities of $268,728 and interest expense of $1,998,762.

Income Tax Expense/Benefit. We had income tax expense of $11,876 and $86,378 for the year ended December 31, 2017 and 2016, respectively. Income taxes expense for both years relates to NOW Solutions, a 75% owned subsidiary of the Company.

Dividend Applicable to Preferred Stock. The Company has outstanding Series A 4% Convertible Cumulative Preferred Stock that accrue dividends (if such dividends are declared) at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% Convertible Cumulative Preferred Stock that accrue dividends (if such dividends are declared) at a rate of 4% on a quarterly basis. For the years ended December 31, 2017 and 2016, the total dividends applicable to Series A and Series C Preferred Stock (from prior years) were $616,667 and $592,472, respectively. The Company did not declare or pay any dividends in 2017 or 2016.

Net Loss Applicable to Common Stockholders. We had net loss attributed to common stockholders of $3,686,908 and $5,870,223 for the years ended December 31, 2017 and 2016, respectively. Net loss applicable to common stockholders for the year ended December 31, 2017 decreased by $2,183,315 compared to December 31, 2016. The net loss applicable to common stockholders was due to the combination of factors described above.

Net Loss Per Share. The Company had a net loss per share of $0.00 and $0.01 for the years ended December 31, 2017 and 2016, respectively.

Financial Condition, Liquidity, Capital Resources and Recent Developments

At December 31, 2017, we had non-restricted cash-on-hand of $62,084 compared to $190,448 at December 31, 2016.

Net cash used in operating activities for the year ended December 31, 2017 was $685,677 compared to net cash used in operating activities of $486,755 for the year ended December 31, 2016.

The majority of cash and revenue comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. During 2017, our deferred maintenance revenue (a liability) decreased slightly from $1,794,264 to $1,752,421. The decrease was primarily due to a decrease in deferred revenue for non-renewal of maintenance for certain US customers partially offset by an increase in Canadian deferred revenue due to currency exchange rates.

Our accounts receivable decreased from $367,278 at December 31, 2016 to $349,002 at December 31, 2017 (net of allowance for bad debts). The decrease in receivables of $18,276 was primarily due to faster collections on Canadian receivables.

Accounts payable, accounts payable to related parties and accrued liabilities increased from $12,214,844 at December 31, 2016 to $14,271,154 at December 31, 2017. The increase of $2,056,310 was primarily related to an increase in accounts payable, accrued payroll, accrued payroll taxes/penalties and accrued interest on notes payable. The balance in accounts payable and accrued liabilities is approximately 40.9 times the balance in accounts receivable. This is one of the reasons we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

Net cash used in investing activities for the year ended December 31, 2017 was $5,568 consisting of the purchase of computer equipment. Net cash used in investing activities for the year ended December 31, 2016 was $249,989 consisting of the development of software products and purchase of computer equipment.

Net cash provided by financing activities for the year ended December 31, 2017 was $580,795 consisting of borrowings on notes payable of $370,500, borrowings on convertible debentures of $110,000 and issuance of stock subscriptions of $260,000 partially offset by repayments on notes payable of $159,705. Net cash provided by financing activities for the year ended December 31, 2016 was $1,076,249 consisting of borrowings on notes payable of $170,000, borrowings on convertible debentures of $715,000 and issuance of stock subscriptions of $600,000 somewhat offset by repayments on notes payable of $113,699, dividends paid to non-controlling subsidiary shareholders of $295,000 and a decrease in back overdrafts of $52.

The total change in cash and cash equivalents for the year ended December 31, 2017 when compared to the year ended December 31, 2016 was a decrease of $128,364.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2017, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years

Contractual Obligations	12/31/17	2018	2019	2020	2021	2022+

Notes payable	$6,142,085	$3,983,945	$148,722	$165,932	$185,134	$1,658,352
Convertible debts	1,340,000	1,340,000	—	—	—	—
Operating lease	77,918	65,250	8,445	4,223	—	—
Total	$7,560,003	$5,389,195	$157,167	$170,155	$185,134	$1,658,352

Of the above notes payable, the default status is as follows:

	2017	2016
In default	$3,390,190	$4,901,950
Not in default	4,091,895	1,614,222
Total Notes Payable	$7,482,085	$6,516,172

Going Concern Uncertainty

We had a net loss before non-controlling interest of $3,302,089 and $5,466,230 for the years ended December 31, 2017 and 2016, respectively, and have historically incurred losses. In addition, we had a working capital deficit of approximately $21.0 million at December 31, 2017. The foregoing raises substantial doubt about our ability to continue as a going concern.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to the Audited Consolidated Financial Statements of the Company and its subsidiaries for the fiscal years ended December 31, 2017 and 2016, which are attached to this Report.

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

In performing this assessment, management has identified the following material weaknesses as of December 31, 2017:

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of December 31, 2017 was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our present directors and executive officers are as follows:

Name	Age	Position	Tenure
Richard S. Wade	74	President, Chief Executive Officer and Director	17 years
William K. Mills	59	Secretary and Director	17 years

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

Except as noted in this paragraph, to the best of the Company’s knowledge, and based solely on a review of the copies of such forms furnished to the Company, or written representations that no other forms were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders have been met for the year ended December 31, 2017. Mr. Wade did not timely report two transactions on Form 4 or timely file a Form 5 for the year ended December 31, 2017.  Mr. Wade filed his Form 5 with respect to the two 2017 transactions on April 12, 2018.  Mr. Mills did not timely file a Form 5 for the year ended December 31, 2017. Mr. Mills filed his Form 5 on March 20, 2018.

Code of Ethics

We have adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Accounting Officer and other persons performing executive functions, as well as all other employees and directors of the Company and its subsidiaries. Our Code of Ethics is filed as Exhibit 14.1 to this Report and is available at our Internet website located at http://www.vcsy.com/investor.php.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2016 and 2017 to our highest paid executive officers and employees, who were employed by us during 2016 and 2017. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. Except as set forth below, no other executive officer of Vertical earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

The below table shows information of compensation of the named officers for fiscal years ended December 31, 2016 and December 31, 2017:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus(5)	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)

Richard Wade(1)	2017	$300,000	—	—	—	—	—	—
President/ Chief Executive Officer	2016	$300,000	—	—	112,500	—	—	—

Luiz Valdetaro (2)	2017	$200,000	—	—	—	—	—	—
Chief Technology Officer	2016	$200,000	—	—	67,500	—	—	—

Laurent Tetard (3)	2017	$210,000	—	—	—	—	—	—
Chief Operating Officer-SaaS	2016	$193,333	—	—	33,750	—	—	—

James Salz (4)	2017	$185,000	—	—	—	—	—	—
Corporate Counsel	2016	$168,333	—	—	33,750	—	—	—

(1)	Mr. Wade deferred $881,688 of salary earned during the period from 2002 through 2008, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015, 2016 and 2017, the Company accrued unpaid salary for Mr. Wade of $62,500, $37,500, $25,000, $87,500, $16,372 and $67,218 respectively. The restricted stock award for Mr. Wade was granted under a restricted stock agreement for 5,000,000 VCSY common shares, under which 3,000,000 shares were vested at December 31, 2017.

(2)	Mr. Valdetaro deferred $467,071 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015, 2016 and 2017, the Company accrued unpaid salary for Mr. Valdetaro of $41,667, $66,667, $41,667, $66,667, $58,078 and $95,976, respectively. The restricted stock award for Mr. Valdetaro was granted under a restricted stock agreement for 3,000,000 VCSY common shares, under which 2,000,000 shares were vested at December 31, 2017.

(3)	Prior to 2012, Mr. Tetard served as the Executive Vice President of International Operations of NOW Solutions. Mr. Tetard deferred $98,438 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2016 and 2017, the Company accrued unpaid salary for Mr. Tetard of $20,625, $8,334 and $8,750, respectively. The restricted stock award for Mr. Tetard was granted under a restricted stock agreement for 1,500,000 VCSY common shares, under which 1,000,000 shares were vested at December 31, 2017.

(4)	Mr. Salz deferred $185,914 of salary earned during the period from 2002 through 2007, as adjusted in connection with an agreement to defer payroll claims between the Company and certain employees of the Company executed in 2010. For 2012, 2013, 2014, 2015, 2016 and 2017, the Company accrued unpaid salary for Mr. Salz of $27,498, $55,000, $73,336, $48,125, $42,083 and $126,042, respectively. The restricted stock award for Mr. Salz was granted under a restricted stock agreement and an award for 1,500,000 VCSY common shares, under which 1,000,000 shares were vested at December 31, 2017.

(5)	All executives are entitled to an annual bonus from a bonus pool for executives equal to 5% of the Company taxable income before net operating loss deduction and special deductions from the federal tax return filed. Each executive’s share of the bonus pool is equal to the percentage of their annual base compensation to the total of the combined annual base compensation of all executives in the pool.

No options or warrants held by executive officers or directors were granted or exercised during the fiscal years ended December 31, 2017 and 2016.

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

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at the end of 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2016)
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Wade, President/ Chief Executive Officer(1)						2,000,000

Luiz Valdetaro, Chief Technology Officer(2)						1,000,000

Laurent Tetard, Chief Operating Officer-SaaS(3)						500,000

James Salz, Corporate Counsel(4)						500,000

(1)	Pursuant to a restricted stock agreement with the Company, Mr. Wade, the Company’s President and CEO, was issued 5,000,000 unregistered shares of VCSY common stock (at a fair market value of $112,500 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 3,000,000 shares had vested at December 31, 2017.

(2)	Pursuant to a restricted stock agreement with the Company, Mr. Valdetaro, the Company’s Chief Technology Officer, was issued 3,000,000 unregistered shares of VCSY common stock (at a fair market value of $67,500 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 2,000,000 shares had vested at December 31, 2017.

(3)	Pursuant to a restricted stock agreement with the Company, Mr. Tetard, the Company’s COO-SAAS, was issued 1,500,000 unregistered shares of VCSY common stock (at a fair market value of $33,750 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 1,000,000 shares had vested at December 31, 2017.

(4)	Pursuant to a restricted stock agreement with the Company, Mr. Salz, the Company’s Corporate Counsel, was issued 1,500,000 unregistered shares of VCSY common stock (at a fair market value of $33,750 in June 2016, based upon the total number of shares issued and the share price on the date of the grant), vesting in equal installments over a 28-month period, of which 1,000,000 shares had vested at December 31, 2017.

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

COMPENSATION OF DIRECTORS

We do not pay any compensation to our employee directors for their service on the Board. However, we do pay our non-employee directors as indicated below. The below table provides compensation for all non-employee directors in 2017:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	(#)	($)
William Mills (1)	42,000	—	—	—	—	—	42,000

(1)	In May 2016, the Company and William Mills entered into an agreement under which the Company issued 5,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to Mr. Mills in exchange for the cancellation of $100,000 in fees owed for services previously rendered by Mr. Mills as a Director and the Secretary of the Company. The fair market value of the shares was $100,000.

Narrative Disclosure to Director Compensation Table

Non-employee directors were entitled to receive $3,500 per month in 2017 and 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership By Named Executive Officers, Directors and Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of May 10, 2018, by each of our directors and executive officers and any person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of common stock. The percentages are based on 1,194,475,201 shares of common stock outstanding as of May 10, 2018, together with options, warrants or other securities convertible or exchangeable by the beneficial owners into shares of common stock within 60 days of May 10, 2018.

Title of Class	Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percent of Class
Common	Richard Wade	80,250,190	(2)	6.72%
Common	William K. Mills	7,333,333	(3)	*
Common	All Directors and Executive Officers as a group (2 persons)	87,583,523		7.33%

*    Less than 1%.

(1)	The address of each director and officer is c/o Vertical Computer Systems, Inc., 101 West Renner Road, Suite 300, Richardson, TX 75082.

(2)	Includes 74,932,543 shares owned by MRC. MRC has pledged approximately 35,000,000 common shares as collateral to secure various promissory notes issued in the aggregate principal amount of approximately $1,290,000. Mr. Wade is the President and CEO of the Company. MRC is a corporation controlled by the W5 Family Trust and Mr. Wade is the trustee of the W5 Family Trust.

(3)	Includes 5,250,000 shares owned by Mr. Mills, 1,083,333 shares of VCSY common stock owned by Parker Mills, L.L.P. (“Parker Mills”) and 3-year warrants to purchase 1,000,000 shares of VCSY common stock at $0.05 per share granted to Parker Mills. William Mills is a Director of the Company and a partner of Parker Mills.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2017 is $4,435,576.

As of December 31, 2017, and 2016, the Company had accounts payable to related parties and related party contractors in an aggregate amount of $148,760 and $139,546, respectively. The payables are unsecured, non-interest bearing and due on demand.

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

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business. Such review is conducted in concert with the Company’s in-house legal staff, and is supplemented as necessary by outside legal counsel, accountants, and other professionals with expertise in substantive areas germane to the Company’s business. With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by our principal accounting firm of MaloneBailey were $81,000 and $75,000 for the audit of our annual financial statements for 2017 and 2016, which included the reviews of the financial statements in our Forms 10-Q for the applicable fiscal years.

Tax Fees. The principal accounting firm of MaloneBailey did not provide any tax services in 2017 and 2016.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by our principal accountant was $228,800 and $211,200, respectively, for the fiscal years ended 2017 and 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a.	Exhibits:

Exhibit No.	Description	Location
2.1	Certificate of Ownership and Merger Merging Scientific Fuel Technology, Inc. into Vertical Computer Systems, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
3.1	Original Unamended Certificate of Incorporation of Vertical Computer Systems, Inc. (f/k/a Xenogen Technology, Inc.)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
3.2	Certificate of Amendment of Certificate of Incorporation (changed name to Vertical Computer Systems, Inc.)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
3.3	Certificate of Amendment of Certificate of Incorporation (2000)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2015
3.5	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2015
4.1	Certificate of Designation of 4% Cumulative Redeemable Series A Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.2	Certificate of Designation of 10% Cumulative Redeemable Series B Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.3	Certificate of Designation of 4% Cumulative Redeemable Series C Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.4	Certificate of Designation of 15% Cumulative Redeemable Series D Preferred Stock	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.5	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.6	Form of Convertible Note	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
4.7	Form of Stock Purchase Warrant	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
10.1	Employment Agreement between the Company and Richard Wade	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
10.2	Secured Term Promissory Note in the principal amount of $1,759,150 payable by NOW Solutions to Lakeshore Investment, LLC.	Provided herewith
14.1	Code of Ethics	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed on April 14, 2016
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018	Provided herewith
32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018	Provided herewith
101.INS	XBRL Instance Document	Provided herewith
101.SCH	XBRL Taxonomy Extension Schema	Provided herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Provided herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Provided herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

May 10, 2018	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

May 10, 2018	By:	/s/ Richard Wade
Richard Wade, Director

May 10, 2018	By:	/s/ William Mills
William Mills, Director

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vertical Computer Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertical Computer Systems, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2008.

Houston, Texas

May 10, 2018

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$62,084	$190,448
Accounts receivable, net of allowance for bad debts of $234,439 and $139,705	349,002	367,278
Prepaid expenses and other current assets	5,312	10,355
Total current assets	416,398	568,081

Property and equipment, net of accumulated depreciation of $1,044,936 and $1,043,397	9,211	5,097
Intangible assets, net of accumulated amortization of $319,504 and $319,513	6,690	6,690
Deposits and other assets	8,037	8,064

Total assets	$440,336	$587,932

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	14,122,394	12,075,298
Accounts payable to related parties	148,760	139,546
Deferred revenue	1,752,421	1,794,264
Derivative liabilities	159,537	1,014,192
Convertible debentures, net of unamortized discounts of $75,705 and $354,785	1,164,295	899,428
Notes payable	3,775,703	4,953,717
Notes payable and convertible debt to related parties	308,242	308,242
Total current liabilities	21,431,352	21,184,687

Non-current portion – notes payable	2,158,140	—

Total liabilities	23,589,492	21,184,687

Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 52,800 shares issued and outstanding as of December 31, 2017 and 51,500 shares issued and outstanding as of December 31, 2016;	10,255,185	10,066,499
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding;	246	246
Series C 4% Convertible Cumulative Preferred stock; $100 par value; 200,000 shares authorized; 50,000 shares issued and outstanding;	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding;	852	852
	10,457,209	10,268,523
Stockholders’ Deficit
Common stock: $0.00001 par value, 2,000,000,000 shares authorized, 1,188,095,201 issued and 1,148,095,201 outstanding as of December 31, 2017 and 2,000,000,000 shares authorized, 1,167,841,439 issued and 1,127,841,439 outstanding as of December 31, 2016	11,883	11,679
Treasury stock: 40,000,000 shares as of December 31, 2017 and 40,000,000 shares as of December 31, 2016	(400)	(400)
Additional paid-in capital	24,609,424	23,672,153
Accumulated deficit	(58,087,916)	(55,017,675)
Accumulated other comprehensive income – foreign currency translation	339,051	424,996
Total Vertical Computer Systems, Inc. stockholders’ deficit	(33,127,958)	(30,909,247)

Non-controlling interest	(478,407)	43,969
Total stockholders’ deficit	(33,606,365)	(30,865,278)

Total liabilities and stockholders’ deficit	$440,336	$587,932

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016
Revenues:
Licensing and software	$811	$19,290
Software maintenance	3,137,950	3,235,281
Consulting services	214,343	279,517
Cloud-based offering	395,339	281,080
Other	21,883	12,507
Total Revenues	3,770,326	3,827,675

Cost of Revenues	(1,574,645)	(1,524,853)

Gross Profit	2,195,681	2,302,822

Operating Expenses:
Selling, general and administrative expenses	4,311,088	3,871,572
Depreciation and amortization	1,453	1,083
Bad debt expense	93,757	98,896
Impairment of software costs	—	1,421,155
Total operating expenses	4,406,298	5,392,706

Operating loss	(2,210,617)	(3,089,884)

Other Income (Expense):
Gain (loss) on derivative liabilities	879,780	(268,728)
Forbearance fees	(12,000)	(58,500)
Gain (loss) on extinguishment of debt	(128,250)	35,969
Interest income	21	53
Interest expense	(1,819,147)	(1,998,762)

Net loss before non-controlling interest and income tax benefit	(3,290,213)	(5,379,852)

Income tax expense	11,876	86,378

Net loss before non-controlling interest	(3,302,089)	(5,466,230)

Net loss attributable to non-controlling interest	231,848	188,479
Net loss attributable to Vertical Computer Systems, Inc.	(3,070,241)	(5,277,751)

Dividends applicable to preferred stock	(616,667)	(592,472)

Net loss available to common stockholders	$(3,686,908)	$(5,870,223)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	1,137,125,217	1,106,272,758

Comprehensive loss:
Net loss	$(3,302,089)	$(5,466,230)
Translation adjustments	(85,945)	(133,672)
Comprehensive loss	(3,388,034)	(5,599,902)

Comprehensive loss attributable to non-controlling interest	231,848	188,479
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(3,156,186)	$(5,411,423)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Treasure Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non- controlling Interest	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	1,114,601,656	$11,147	(30,000,000)	(300)	$22,252,823	$(49,739,924)	$558,668	$566,571	$(26,351,015)
Amortization of restricted stock awards	—	—	—	—	229,223	—	—	—	229,223
Forfeited restricted stock awards	—	—	—	—	(1,145)	—	—	—	(1,145)
Shares issued to subsidiary and held in treasury	10,000,000	100	(10,000,000)	(100)	—	—	—	—	—
Shares issued for vested restricted stock awards	7,175,000	72	—	—	(72)	—	—	—	—
Cancellation of shares issued for loan forbearance	(1,000,000)	(10)	—	—	10	—	—	—	—
Shares issued for accounts payable	1,500,000	15	—	—	37,485	—	—	—	37,500
Shares issued for services	3,000,000	30	—	—	66,520	—	—	—	66,550
Shares issued for related party accounts payable	5,000,000	50	—	—	99,950	—	—	—	100,000
Shares issued with convertible debt	7,150,000	71	—	—	114,342	—	—	—	114,413
Shares issued for conversion of convertible debt	5,914,783	59	—	—	81,942	—	—	—	82,001
Shares issued for payment of note principal	5,000,000	50	—	—	92,450	—	—	—	92,500
Reclassification of warrants as derivative liabilities	—	—	—	—	(50,557)	—	—	—	(50,557)
Settlement of derivative liability upon conversion of debt	—	—	—	—	50,681	—	—	—	50,681
Shares issued to employees and contractors	3,500,000	35	—	—	78,715	—	—	—	78,750
Shares and subsidiary shares issued for equity subscriptions	6,000,000	60	—	—	232,852	—	—	(3,416)	229,496
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(295,000)	(295,000)
Issuance of subsidiary shares for services	—	—	—	—	370,734	—	—	(35,707)	335,027
Issuance of subsidiary shares for debt extension	—	—	—	—	16,200	—	—	—	16,200
Other comprehensive income translation adjustment	—	—	—	—	—	—	(133,672)	—	(133,672)
Net loss	—	—	—	—	—	(5,277,751)	—	(188,479)	(5,466,230)
Balances at December 31, 2016	1,167,841,439	$11,679	$(40,000,000)	$(400)	$23,672,153	$(55,017,675)	$424,996	$43,969	$(30,865,278)
Amortization of restricted stock awards	—	—	—	—	116,180	—	—	—	116,180
Shares issued for vested restricted stock awards	6,665,000	68	—	—	(68)	—	—	—	—
Shares issued for conversion of convertible debt	1,688,762	17	—	—	22,404	—	—	—	22,421
Shares issued for convertible debt	1,100,000	11	—	—	12,281	—	—	—	12,292
Settlement of derivative liability upon conversion of debt	—	—	—	—	19,566	—	—	—	19,566
Shares issued to employees	4,000,000	40	—	—	84,760	—	—	—	84,800
Issuance of subsidiary shares for services	—	—	—	—	306,609	—	—	(27,127)	279,482
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(250,000)	(250,000)
Shares and subsidiary shares issued for equity subscriptions	2,600,000	26	—	—	72,284	—	—	(1,570)	70,740
Other comprehensive income translation adjustment	—	—	—	—	—	—	(85,945)	—	(85,945)
Shares issued for debt extinguishment	2,500,000	25	—	—	35,375	—	—	—	35,400
Subsidiary shares issued for debt extinguishment	—	—	—	—	96,676	—	—	(3,826)	92,850
Issuance of shares for services	1,700,000	17	—	—	21,043	—	—	—	21,060
Issuance of subsidiary shares for debt extensions	—	—	—	—	150,161	—	—	(8,005)	142,156
Net loss	—	—	—	—	—	(3,070,241)	—	(231,848)	(3,302,089)
Balances at December 31, 2017	1,188,095,201	$11,883	$(40,000,000)	$(400)	$24,609,424	$(58,087,916)	$339,051	$(478,407)	$(33,606,365)

See accompanying notes to consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(3,302,089)	$(5,466,230)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss (gain) on extinguishment of debt and accrued interest	128,250	(35,969)
Depreciation and amortization	1,453	1,083
Amortization of restricted stock awards	116,180	307,973
Amortization of subsidiary restricted stock awards	279,482	335,027
Amortization of debt discounts	478,398	648,339
(Gain) loss on derivatives	(879,780)	268,728
Common shares issued for services	21,060	66,550
Impairment of software development costs	—	1,421,155
Common shares issued to employees	84,800	—
Bad debt expense	93,757	98,896
Forfeited restricted stock awards	—	(1,145)
Changes in operating assets and liabilities:
Accounts receivable	(66,584)	(79,856)
Prepaid expense and other assets	4,909	47,024
Accounts payable and accrued liabilities	2,459,144	1,665,678
Accounts payable to related parties	9,214	131,167
Deferred revenue	(113,871)	104,825
Net cash used in operating activities	(685,677)	(486,755)

Cash flows from investing activities:
Software development	—	(246,184)
Purchase of equipment	(5,568)	(3,805)
Net cash used in investing activities	(5,568)	(249,989)

Cash flows from financing activities:
Payments of notes payable	(44,705)	(113,699)
Payments of convertible notes payable	(115,000)	—
Borrowings on notes payable	370,500	170,000
Borrowings on convertible debentures	110,000	715,000
Issuance of stock subscriptions	260,000	600,000
Dividends paid by subsidiary to non-controlling interest	—	(295,000)
Bank overdraft	—	(52)
Net cash provided by financing activities	580,795	1,076,249

Effect of changes in exchange rates on cash	(17,914)	(186,198)

Net decrease in cash	(128,364)	153,307
Cash, beginning of period	190,448	37,141
Cash, end of period	$62,084	$190,448

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$34,259	$182,618
Cash paid for income taxes	—	—

Non-cash Investing and Financing Activities:
Common shares issued for vested restricted stock	68	72
Issuance of shares for settlement of accounts payable and related party accounts payable	—	137,500
Common shares issued for conversion of debt and accrued interest	22,421	82,001
Common stock issued for settlement of derivative liabilities	19,566	—
Common stock issued for settlement of note principal	—	130,000
Debt discount due to derivative liabilities	44,240	741,583
Debt discount due to subsidiary shares issued for debt extensions	142,156	16,200
Debt discount due to shares issued with debt	12,292	114,413
Reclassification of warrants as derivative liabilities	—	50,557
Accrued interest capitalized into debt principal	414,364	—
Settlement of derivative due to conversion	—	50,681
Restricted stock cancelled	—	10
Subsidiary dividends owed to noncontrolling interest declared and capitalized to note principal	250,000	—
Promissory note modified to convertible note	10,000	—

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company,” “Vertical”, or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”), an 80% owned subsidiary, Ploinks, Inc. (“Ploinks”), an 88% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical. To date, we have generated revenues primarily from software licenses, software as a service, consulting fees and maintenance agreements from NOW Solutions and SnAPPnet and patent licenses from Vertical Computer Systems, the parent company.

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

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any such losses in these accounts. Substantially all of our revenue was derived from recurring maintenance fees related to our payroll processing software. The company’s revenue consists of 63% in Canada and 37% in the US. Receivables arising from sales of the Company’s products are not collateralized. As of December 31, 2017, three customers represented approximately 91% (42%, 37%, and 12%) of accounts receivable. As of December 31, 2016, two customers represented approximately 71% (40% and 31%) of accounts receivable.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.

For the year ended December 31, 2017 and 2016, the company capitalized $0 and $246,184, respectively of software development costs related to its Ploinks subsidiary. During 2016, the company recorded an impairment loss of $1,421,155 related to software development cost.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $234,439 and $139,705 as of December 31, 2017 and 2016, respectively.

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

Since January 1, 2007, we account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No asset for unrecognized tax benefits was recorded as of December 31, 2017 and 2016.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$(3,686,908)	1,137,125,217	$(0.00)	$(5,870,223)	1,106,272,758	$(0.01)

As of December 31, 2017 and 2016, common stock equivalents related to the convertible debt, preferred stock and stock derivative liabilities were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,” Leases” (Topic 842) which includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or an operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and does not anticipate this amendment will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

Note 2. Going Concern Uncertainty

The accompanying consolidated financial statements for 2017 and 2016 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2017, the Company had negative working capital of approximately $21.0 million and defaulted on several of its debt obligations. The company also incurred net losses in 2017 and 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 30, 2016, the Company amended an agreement (originally entered into in July 2010) with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $883,190 for salary earned from 2012 to June 30, 2016 and $1,652,113 for salary earned from 2001 to 2012. The deferral period ended on December 31, 2017 at which time payroll claims of approximately $1,118,561 for salary earned from 2012 to December 31, 2017 and $1,652,113 for salary earned from 2001 to 2012, remained unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2017 is $4,435,576.

As of December 31, 2017 and 2016, the Company had accounts payable to related parties in an aggregate amount of $148,760 and $139,546, respectively.

Related Party Notes Payable

	December 31,
	2017	2016
Notes payable bearing interest at 10% to 15% per annum. Of these notes payable $208,242 and $208,242 were in default at December 31, 2017 and 2016, respectively.	$208,242	$208,242

Convertible debenture bearing interest at 10% per annum, due one year from date of issuance.	$100,000	$100,000
Total notes payable to related parties	308,242	308,242

Current maturities	(308,242)	(308,242)

Long-term portion of notes payable to related parties	$—	$—

The following table reflects our related party debt activity for the years ended December 31, 2017 and 2016:

December 31, 2015	$417,445
Common shares issued for debt principal	(130,000)
Amortization of debt discounts due to stock and warrants issued with debt	20,797
December 31, 2016	308,242
December 31, 2017	$308,242

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During the years ended December 31, 2017 and 2016, the Company entered into several loan agreements with third party lenders and a related party lender under which certain convertible debentures (which are convertible into shares of the Company’s common stock) and warrants to purchase shares of the Company’s common stock were issued. During the year ended December 31, 2016, the Company entered into subscription agreements with third parties to purchase shares of the Company’s Series A Preferred Stock (which are convertible the Company’s common stock) and warrants to purchase shares of the Company’s common stock.

For additional details regarding these transactions, please see the 2016 and 2017 summaries for convertible debentures and subscription agreements under “Common and Preferred Stock” in Note 10.

During 2016, certain notes issued by the Company became convertible and qualified as derivative liabilities under ASC 815. In addition, the outstanding common stock warrants associated with the notes became tainted and were required to be accounted for as derivative liabilities under ASC 815.

For the year ended December 31, 2017, the aggregate change in the fair value of derivative liabilities was a gain of $879,780. For the year ended December 31, 2016, the aggregate change in the fair value of derivative liabilities was a loss of $268,728.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model. As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2017:

	2017	2016
Expected dividends	0%	0%
Expected terms (years)	0.08 – 2.51	0.16 – 3.04
Volatility	108% - 128%	101% - 139%
Risk-free rate	1.53% - 1.98%	0.36% - 1.61%

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2017:
Liabilities
Derivatives	$—	$—	$159,537

As of December 31, 2016:
Liabilities
Derivatives	$—	$—	$1,014,192

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The estimated fair value of our long-term borrowings approximates carrying value since the related rates of interest approximate current market rates.

The below table presents the change in the fair value of the derivative liabilities during the year ended December 31, 2017 and 2016:

Fair value as of December 31, 2015	$—
Additions recognized as debt discounts	741,583
Additions reclassified from equity	50,557
Additions recognized in equity financing	4,005
Reduction due to settlement upon conversion	(50,681)
Loss on change in fair value of derivatives	268,728
Fair value as of December 31, 2016	$1,014,192
Additions recognized as debt discounts	44,240
Additions recognized in equity financing	451
Reduction due to settlement upon conversion	(19,566)
Gain on change in fair value of derivatives	(879,780)
Fair value as of December 31, 2017	$159,537

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31, 2017 and 2016:

	2017	2016

Equipment (3-5 year life)	$920,963	$915,280
Leasehold improvements (5 year life)	87,714	87,714
Furniture and fixtures (3-5 year life)	45,470	45,500

Total	1,054,147	1,048,494

Accumulated depreciation	(1,044,936)	(1,043,397)
	$9,211	$5,097

Depreciation expense for 2017 and 2016 was $1,453 and $1,083, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Acquired software (5-year life)	$303,994	$304,003
Customer list (5-year life)	2,200	2,200
Trademark	5,000	5,000
Website (5-year life)	15,000	15,000
Total	326,194	326,203
Accumulated amortization	(319,504)	(319,513)
	$6,690	$6,690

Amortization expense for 2017 and 2016 was $0 and $0, respectively.

During 2017, the Company did not capitalize any costs related to software development.

During 2016, the Company capitalized an aggregate of $246,184 related to software development and wrote off $1,421,155 of impaired software development costs related to its Ploinks™ software application, which included the $246,184.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities consist of the following:

	2017	2016

Accounts payable	$2,847,404	$2,613,942
Accrued payroll	3,205,759	2,734,024
Accrued payroll tax and penalties	2,911,718	2,309,970
Accrued interest	4,236,038	3,371,112
Accrued taxes	511,966	598,684
Accrued liabilities - other	409,509	447,566
	$14,122,394	$12,075,298

Accrued payroll primarily consists of deferred compensation for several executives who agreed to defer a portion of their salaries due to cash flow constraints. Accrued payroll tax and penalties relate to unpaid payroll taxes, interest and penalties for NOW Solutions, Inc. and for certain non-functioning subsidiaries, The Internal Revenue Service has made a claim for payroll taxes owed of approximately $1.5 million and has garnished certain receivables from U.S. customers. Accrued taxes primarily consist of U.S. sales tax, Canadian GST, Canadian income tax and U.S. income tax. Accrued liabilities – other primarily consists of accrued rent, board of director fees, unbilled professional and consulting fees, and other accrued expenses.

Note 8. Notes Payable and Convertible Debts

The following table reflects our third-party debt activity, including our convertible debt, for the years ended December 31, 2016 and 2015:

December 31, 2015	$5,397,020
Repayments of third party notes	(113,699)
Borrowings from third parties	885,000
Conversion of convertible debt principal to common stock	(74,297)
Debt discounts due to stock and warrants issued with debt	(872,196)
Amortization of debt discounts	627,542
Attorney fees added to note principal	3,500
Currency translation	275
December 31, 2016	5,853,145
Repayments of third party notes	(159,705)
Borrowings from third parties	480,500
Conversion of convertible debt principal to common stock	(19,213)
Debt discounts due to parent stock and warrants and subsidiary stock issued with debt and derivative liabilities from convertible debt	(198,688)
Amortization of debt discounts	478,398
Subsidiary dividends to noncontrolling interest added to note principal	250,000
Accrued interest added to note principal	414,364
Currency translation	(663)
December 31, 2017	$7,098,138

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

During the year ended December 31, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the year ended December 31, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 (as amended) was converted into 1,688,762 common shares. In May 2017, the Company amended this convertible note which was originally issued to a third-party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the same third-party lender. This convertible note has been paid in full.

During the year ended December 31, 2017, the Company made payments of $126,500 of principal and interest due under 3 convertible debentures in the principal amount of $115,000 issued by the Company to a third-party lender. These convertible debentures have been paid in full.

During the year ended December 31, 2017, the Company granted a total of 651,700 shares of the common stock of Ploinks, Inc. to third party lenders in connection with a series of 3 and 6-month extensions of convertible debentures in the aggregated principal amount of $1,200,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $142,156 and was recorded as debt discount and is being amortized through the term of the convertible debenture. Certain notes issued in the prior year(s) become convertible during 2017. Consequently, the embedded conversion feature was determined to be derivative liabilities, and the Company recognized a derivative debt discount. Amortization expense of $39,142 for this debt discount was recorded during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company’s total amortization of debt discounts was $478,398 and was recorded as interest expense.

Lakeshore Financing

On January 9, 2013, the Company and several of its subsidiaries entered into a loan agreement (the “Loan Agreement”), dated as of January 9, 2013 with Lakeshore Investment, LLC (“Lakeshore”) under which NOW Solutions issued a secured 10-year promissory note (the “Lakeshore Note”) bearing interest at 11% per annum to Lakeshore in the original amount of $1,759,150 and payable in equal monthly installments of $24,232 until January 31, 2022. Upon the payment of any prepayment principal amounts, the monthly installment payments will be adjusted proportionately on an amortized rata basis.

The Lakeshore Note was originally secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. (“SnAPPnet”) and the Company’s SiteFlash™ technology, which were all cross-collateralized. Upon full payment of the Lakeshore Note, Lakeshore will be obligated to release the NOW Solutions collateral.

As additional consideration for the loan, the Company granted a 5% interest in Net Claim Proceeds (less any attorney’s fees and direct costs) from any litigation or settlement proceeds related to the SiteFlash™ technology to Lakeshore which was increased to 8% under an amendment to the Loan Agreement in 2013. In addition, until the Note is paid in full, NOW Solutions agreed to pay Lakeshore a royalty of 6% of its annual gross revenues in excess of $5 million dollars up to a maximum of $1,759,150. Management has estimated the fair value of the royalty to be nominal as of its issuance date and no royalty was owed as of December 31, 2017 or December 31, 2016.

Under an amendment of the Lakeshore Note and the Loan Agreement executed on January 31, 2013, Vertical was obligated to transfer 25% of its ownership interest in NOW Solutions in the event certain principal payments were not timely made to Lakeshore. When the last forbearance agreement with Lakeshore expired, Lakeshore became a 25% minority owner of NOW Solutions on October 1, 2013.

In December 2014, the Company and Lakeshore entered into an amendment of the Lakeshore Note and the Loan Agreement. In consideration of an extension Lakeshore granted to NOW Solutions to cure the default under the Lakeshore Note and the Loan Agreement, the Company transferred a 20% ownership interest in two subsidiaries to Lakeshore: Priority Time Systems, Inc., and SnAPPnet, Inc.

In December 2017, the Vertical and NOW Solutions and Lakeshore entered into an amendment (the “2017 Lakeshore Loan Amendment “) to the Loan Agreement and the Lakeshore Note issued to Lakeshore. Pursuant to the terms of this amendment, the principal balance of the Note was amended to $2,291,395, which included (a) all unpaid dividends and outstanding attorneys’ fees in the amount of $250,000 and (b) all outstanding accrued interest in the amount of $414,364. Under the 2017 Lakeshore Loan Amendment, any existing defaults under the Lakeshore Note and related security agreements were cured, the interest rate reverted to the non-default rate of 11% interest per annum, the Lakeshore Note was re-amortized and the term of the Lakeshore Note was extended for an additional 10 years, with monthly installment payments consisting of $31,564 due on the 10th day of each month, beginning on January 10, 2018. In addition, the security agreements for the SiteFlash assets, the assets of Priority Time, and the assets of SnAPPnet were cancelled and Lakeshore agreed to file notices of termination of all UCC lien statements in connection with these assets. The security agreement concerning the assets of NOW Solutions remain in effect and upon full payment of the Lakeshore Note, Lakeshore will release the NOW Solutions collateral. Furthermore, the interest in “Net Claim Proceeds” from the SiteFlash Assets was increased from 8% to 20% under this amendment.

The 2017 Lakeshore Loan Amendment also provides that if NOW Solutions makes any advance toward net income (less Vertical’s management fee and management allocations) to Vertical, then NOW Solutions shall pay Lakeshore 25% share of such an advance no later than one business day after Vertical receives its 75% percent share.

In order to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, the Company issued 2,500,000 VCSY common shares at a fair market value of $35,400 and 300,000 Ploinks common shares at a fair market value of $92,850 to certain third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. The company recorded a loss on debt extinguishment of $128,250 during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company, through its subsidiary, accrued dividends of $250,000 payable to Lakeshore of which $250,000 was rolled into their note payable balance. During the year ended December 31, 2016, the Company, through its subsidiary, paid $295,000 towards dividends owed.

	December 31	December 31
	2017	2016

Third Party Notes Payable
Unsecured notes payable issued to third party lenders bearing interest at rates between 10% and 15% per annum and are past due their original maturity dates. Of these notes, $1,555,639 and $1,570,368 were in default or non-performing as of December 31, 2017 and 2016, respectively.	$2,146,139	$1,830,377

Secured notes payable issued to third party lenders, bearing interest at 10% to 18% per annum. These notes are secured by stock pledges by MRC totaling 33,976,296 common shares. Of these notes $1,025,449 and $1,025,449 were in default or non-performing at December 31, 2017 and 2016, respectively.	1,025,449	1,025,449

Secured notes payable issued to third party lenders, bearing interest at 11% to 18% per annum. These notes are secured by certain technology owned by the Company, supporting its Emily product. Of these notes $470,860 were in default or non-performing at December 31, 2017 and 2016.	470,860	470,860

Secured note payable issued to Lakeshore, bearing interest at 11% per annum. The note is secured by all assets of NOW Solutions and was secured by all of the assets of Priority Time, and SnAPPnet, Inc. as well as the SiteFlash™ technology until these security interests were cancelled in December 2017. This note was current at December 31, 2017 but was in default at December 31, 2016.	2,291,395	1,627,031
Total notes payable to third parties	5,933,843	4,953,717
Current maturities	3,775,703	4,953,717
Long-term portion of notes payable to third parties	$2,158,140	$—

Certain notes payable also contain provisions requiring additional principal reductions in the event sales by NOW Solutions exceed certain financial thresholds or the Company receives “Net Proceeds” from infringement claims regarding U.S. Patent #6,826,744, U.S. Patent #7,716,629 and U.S. Patent #8,949,780 (which include the SiteFlash™ technology).

The company had new borrowings on third party notes of $370,500, increased note principal on the Lakeshore debt by $250,000 for unpaid dividends and made note payments of $44,705 during the year ended December 31, 2017.

Third Party Convertible Promissory Notes and Debentures

Third party convertible promissory notes and debentures consist of the following:

	December 31, 2017	December 31, 2016

In December 2003, we issued a debenture in the amount of $30,000 to a third party. The debt accrues interest at 13% per annum and was due December 2005. The holder may convert the debenture into shares of common stock at 100% of the closing price.	$30,000	$30,000

Convertible debentures to various third-party lenders for loans made to the Company in the aggregate amount of $1,210,000 net of unamortized discounts of $75,705. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debenture, the holder of the debenture may convert the debenture into shares of common stock at a price per share of either (a) 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices.	1,134,295	869,428

Total convertible debentures	1,164,295	899,428
Current maturities	(1,164,295)	(899,428)
Long-term portion of convertible debentures	$—	$—

Future minimum payments for third party, related party, and convertible debentures for the next five years are as follows:

Year	Amount

2018	$5,323,945
2019	148,722
2020	165,932
2021	185,134
2022+	1,658,352

Total notes payable	7,482,085
Unamortized discounts	(75,705)
Notes payable, net of discounts	$7,406,380

For additional transactions involving notes payable after December 31, 2017, please see “Subsequent Events” in Note 12.

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

The provision of income taxes consists of the following for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Current
Federal	—	73,016
State	—	—
Foreign	11,876	13,362
	11,876	86,378

During 2017 and 2016, the Company recorded an income tax provision of $11,876 and $86,378, respectively related to income taxes for NOW Solutions, a 75% owned subsidiary of the Company.

Temporary difference between the financial statement carrying amount and tax bases of assets and liabilities that give rise to deferred tax assets relate to the following:

	December 31, 2017	December 31, 2016
Net operating loss carry-forward	$6,848,000	$10,255,000
Reserves	258,000	512,000
Accrued vacation	24,000	38,000
Deferred compensation	649,000	892,000
Deferred revenue	368,000	610,000
	8,147,000	12,307,000
Valuation allowance	(8,147,000)	(12,307,000)
	$—	$—

At December 31, 2017 and December 31, 2016, VCSY had available net operating loss carry-forwards of approximately $22.6 million and $20.6 million, respectively. At December 31, 2017 and 2016, NOW Solutions had available net operating loss carry-forwards of approximately $395,000 and $281,000, respectively. These net operating loss carry-forwards expire in varying amounts through 2032.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2017 and 2016:

	2017	2016

U.S. federal income tax expense at statutory rates	(1,103,299)	(1,852,199)
Permanent differences	109,130	5,719
Foreign income tax expense	11,876	13,362
Change in valuation allowance	994,169	1,919,496
	11,876	86,378

As of December 31, 2016, all garnishments of NOW Solutions Canada customer receivables in order to pay debts owed to the Canada Revenue Agency for income tax and good and services taxes (“GST”) had been removed and all outstanding debts related to the GST had been paid.

Open tax years for U.S. federal income taxes for VCSY are 2012, 2013, 2014, 2015, 2016 and 2017. Open tax years for U.S. federal income taxes for NOW Solutions are 2013, 2014, 2015, 2016 and 2017.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $5,046,000 reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has not made sufficient progress on the transition tax analysis to reasonably estimate the effects, and therefore, has not recorded provisional amounts. However, based on analysis to date the one-time transition tax is not expected to be material.

Note 10. Common and Preferred Stock

Terms of Common and Preferred Stock

Common Stock. The authorized capital stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.00001 per share, of which 1,188,095,201 were issued and 1,148,095,201 were outstanding at December 31, 2017 and 1,167,841,439 were issued and 1,127,841,439 were outstanding at December 31, 2016. Each share of our common stock entitles the holder to one vote on each matter submitted to a vote of our stockholders, including the election of directors. There is no cumulative voting and there are no redemption or sinking fund provisions related to the common stock. Stockholders of our common stock have no preemptive, conversion or other subscription rights.

Series A Cumulative Convertible Preferred Stock. We have authorized the issuance of 250,000 shares of Series A 4% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), of which there are 52,800 shares issued and outstanding at December 31, 2017 and 51,500 shares issued and outstanding at December 31, 2016. Holders of these shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock, except that the holders are entitled to vote as a separate class on any matters affecting the Series A Preferred Stock stockholders, on the sale of the business, the increase in the number of directors, the payment of a dividend on any junior stock, and the issuance of any stock that is on parity or senior to the Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 500 votes per share. Dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series A Preferred Stock is convertible into 500 shares of common stock of the Company. In the event of liquidation, each share of Series A Preferred Stock will be entitled to a preference of $200, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series B 10% Cumulative Convertible Preferred Stock. We have authorized the issuance of 375,000 shares of Series B 10% Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), of which there are 7,200 shares outstanding at December 31, 2017 and December 31, 2016. Holders of Series B Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash or stock dividends accrue cumulatively at an annual rate of 10% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Each share of Series B Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series B Preferred Stock are redeemable at a rate of $6.25 per share, or $45,000 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

Series C 4% Cumulative Convertible Preferred Stock. We have authorized the issuance of 200,000 shares of Series C 4% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), of which there are 50,000 shares outstanding at December 31, 2017 and December 31, 2016. Holders of Series C Preferred Stock are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue at an annual rate of 4% of the liquidation preference and are payable quarterly subject to the board’s discretion. Each share of Series C Preferred Stock is convertible into 400 shares of common stock of the Company; however, of the 50,000 shares of the Company’s Series “C” Cumulative Convertible Preferred Stock that are outstanding, the holder of 37,500 shares waived the conversion rights associated with these shares pursuant to an agreement in 2010. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holder of any class of common stock.

In the event of liquidation, each share of Series C Preferred Stock will be entitled to a preference of $100, plus accrued but unpaid dividends, prior to the holders of any junior class of stock.

Series D 15% Cumulative Convertible Preferred Stock. We have authorized the issuance of 300,000 shares of Series D 15% Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), of which there were 25,000 shares outstanding at December 31, 2017 and December 31, 2016. Holders of these shares are not entitled to vote on matters presented to the stockholders, except as otherwise required by law. Cash dividends accrue cumulatively at an annual rate of 15% per annum on March 15 and September 15 of each year and are payable subject to the board’s discretion. Any aggregate deficiency shall be cumulative and shall be fully paid or set apart for payment before any dividend shall be paid or set apart for payment of any class of common stock. Each share of Series D Preferred Stock is convertible into 3.788 shares of common stock of the Company. The shares of Series D Preferred Stock are redeemable at a rate of $6.25 per share, or $156,250 if all outstanding shares are redeemed. In the event of liquidation, each share will be entitled to a preference of all dividends accrued and unpaid on each share up to the date fixed for distribution to any holders of any class of common stock.

2017

Common Stock

In September 2017, the Company entered into an agreement to purchase a 10% ownership interest in Priority Times Systems, Inc. from a former employee of the Company and its subsidiaries. The purchase price consisted of 1,000,000 unregistered shares of VCSY common stock with the Rule 144 restrictive legend issued to the seller and $62,500 in cash payments due in equal installments over a three-month period. The aggregate fair market value of the VCSY common stock grant was determined to be $12,800 on the quoted market price of VCSY stock at date of grant.

In December 2017, in order to facilitate the amendment of the Lakeshore Loan Agreement and the Lakeshore Note, which resulted in the curing any existing defaults under the Lakeshore Loan Agreement and the Lakeshore Note as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time which secured the Lakeshore Note, the Company issued 2,500,000 VCSY common shares at a fair market value of $35,400 and 300,000 Ploinks common shares at a fair market value of $92,850 to third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. For additional details concerning the amendment of the Lakeshore Loan and the Lakeshore Note, please see the “Lakeshore Financing” subsection under “Notes Payable and Convertible Debts” of Note 8.

During the year ended December 31, 2017, the Company granted 1,700,000 unregistered shares of its common stock with the Rule 144 restrictive legend and 230,000 shares of Ploinks, Inc. common stock to consultants of the Company and its subsidiaries pursuant to consulting agreements with the Company. The aggregate fair market value of the VCSY common stock grant was determined to be $21,060 based on the quoted market price of VCSY stock at date of grant and Ploinks, Inc. common stock grant was determined to be $71,185 based on a third-party valuation of Ploinks stock. In addition, the Company agreed to issue up to a total of 4,000,000 common shares of the Company and up to a total of 500,000 shares of Ploinks, Inc. common stock pursuant to restricted performance stock agreements with the consultants. These shares may vest over a term of 3 years and are based upon the respective consultant achieving certain performance criteria.

During the year ended December 31, 2017, the Company issued convertible debentures in the principal amount of $110,000 to third party lenders for loans made to the Company in the same amount. The debt accrues interest at 10% per annum and is due one year from the date of issuance. Beginning six months after issuance of the debenture and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loan, the Company also issued a total of 1,100,000 shares of common stock of the Company to the lender with the Rule 144 restrictive legend and 3-year warrants under which each lender may purchase in aggregate a total of 1,100,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $12,292 and $5,098 against the face value of the loan based on the relative fair market value of the common stock and full fair market value of the warrants. The warrants are accounted for as a derivative liability.

During the year ended December 31, 2017, the Company entered into subscription agreements under which a third party subscriber purchased 1,300 shares of VCSY Series A Preferred Stock for $260,000. In connection with the purchase of the VCSY Series A Preferred Stock, the subscribers also received a total of 2,600,000 shares of common stock of the Company with the Rule 144 restrictive legend, 130,000 shares of common stock of Ploinks, Inc., 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share and 2-year warrants under which the subscribers may purchase an aggregate total of 195,000 unregistered shares of common stock of the Company at a purchase price of $0.20 per share. The allocated fair market value of the VCSY Series A Preferred Stock issued to the subscribers was $188,686. Each share of VCSY Series A Preferred Stock is convertible into 500 shares of the Company’s common stock. The allocated fair market value of all common shares of the Company issued to the subscribers was $30,505. The allocated fair market value of all common shares of Ploinks, Inc. issued to the subscribers was $40,235. The fair market value of all warrants issued to the subscribers was $574 (which was calculated using the Black-Sholes model). The warrants were accounted for as derivative liabilities (see Note 4).

During the year ended December 31, 2017, the Company granted a total of 651,700 shares of the common stock of Ploinks, Inc. to third party lenders in connection with a series of 3 and 6-month extensions of convertible debentures in the aggregated principal amount of $1,200,000 issued in 2015 and 2016. The aggregate fair market value of the awards was determined to be $142,156 and was recorded as debt discount and is being amortized through the term of the convertible debenture. Certain notes issued in the prior year(s) become convertible during 2017. Consequently, the embedded conversion feature was determined to be derivative liabilities, and the Company recognized a derivative debt discount.

During the year ended December 31, 2017, $22,421 of principal, interest and legal fees under a convertible note issued in the principal amount of $90,000 was converted into 1,688,762 common shares. In May 2017, the Company had amended this convertible note originally issued to a third-party lender in the principal amount of $80,000 to $90,000 and cancelled a $10,000 note payable issued to the third-party lender. This convertible note has been paid in full.

During the year ended December 31, 2017, the Company entered into restricted stock agreements to grant a total of 180,000 shares of the Company’s common stock with the Rule 144 restrictive legend with employees of the Company under which the shares vest in equal installments over a 30-month period. The fair value of the shares was $2,982 based on the quoted market price of VCSY stock on the grant date and $1,006 was amortized to expense during the year ended December 31, 2017.

During the year ended December 31, 2017, 3,665,000 VCSY common shares vested under restricted stock agreements to employees and two consultants of the Company.

During the year ended December 31, 2017, 3,000,000 VCSY common shares were issued to an employee of the Company. The fair market value of the shares was $72,000.

During the year ended December 31, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 90,000 unregistered shares of the common stock of Ploinks, Inc. to employees of the Company pursuant to a restricted stock agreement with Ploinks, Inc. These shares typically vest over a 30-month period in equal installments and the fair value of the awards is being expensed over this vesting period. The fair value of the shares was $15,765 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017, Ploinks, Inc. entered into restricted stock agreements to grant 230,000 unregistered shares of the common stock of Ploinks, Inc. to consultants of the Company pursuant to a restricted stock agreement with Ploinks, Inc. The fair value of the shares was $71,185 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017, the Company granted 300,000 unregistered shares of the common stock of Ploinks, Inc. to an employee of a subsidiary of the Company’s pursuant to a restricted stock agreement with the Company. 150,000 shares vested immediately upon grant of the shares (as noted below) and 150,000 shares will vest in 4 months from the date of grant. The fair value of the shares was $32,400 based on a third-party valuation of Ploinks stock.

During the year ended December 31, 2017 $279,482 was amortized to expense related to the issuance of Ploinks, Inc. restricted stock.

During the year ended December 31, 2017, 810,001 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $116,180 for the year ended December 31, 2017. As of December 31, 2017, there were 6,140,000 shares of unvested stock compensation awards to employees and 15,500,000 shares of unvested stock compensation awards to non-employees.

Preferred Stock

For the year ended December 31, 2017, total dividends applicable to Series A and Series C Preferred Stock was $616,667. The Company did not declare or pay any dividends in 2017. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $10,104,851 as of December 31, 2017.

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

During the year ended December 31, 2016, the Company issued 3,000,000 shares of the Company’s common stock with the Rule 144 restrictive legend to third-party consultants for services. The fair market value of the shares was $66,550 and was recorded as consulting fees for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued convertible debentures in the aggregate principal amount of $715,000 to various third-party lenders for loans made to the Company in the same amount. The debts accrue interest at 10% per annum and are due one year from the date of issuance. Beginning six months after issuance of the respective debentures and provided that the lowest closing price of the common stock for each of the 5 trading days immediately preceding the conversion date has been $0.03 or higher, the holder of the respective debenture may convert the debenture into shares of common stock at a price per share of 80% of the average per share price of the Company’s common stock for the 5 trading days preceding the notice of conversion date using the 3 lowest closing prices. In connection with the loans, the Company also issued a total of 7,150,000 shares of common stock of the Company to the lenders with the Rule 144 restrictive legend and 3 year warrants under which each lender may purchase in aggregate a total of 7,150,000 unregistered shares of common stock of the Company at a purchase price of $0.10 per share. In connection with the issuance of shares of common stock and warrants, the Company recorded a discount of $186,967 against the face value of the loans based on the relative fair market value of the common stock of $114,413 and the full fair market value of the warrants of $72,554. The warrants are accounted for as derivative liabilities. The discount is being amortized over twelve months and amortization expense was recognized for the year ended December 31, 2016.

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

For additional transactions concerning common and preferred stock after December 31, 2017, please see “Subsequent Events” in Note 13.

Preferred Stock

For the year ended December 31, 2016, total dividends applicable to Series A and Series C Preferred Stock was $592,472. The Company did not declare or pay any dividends in 2016. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $9,488,184 as of December 31, 2016.

Note 11. Option and Warrant Activity

Option and warrant activity years ended December 31, 2017 and 2016 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	—	—	6,800,000	$0.091
Options/Warrants granted	—	—	8,050,000	$0.106
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at December 31, 2016	—	—	14,850,000	$0.100
Options/Warrants granted	—	—	1,490,000	$0.101
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at December 31, 2017	—	—	16,340,000	$0.101

The weighted average remaining life of the outstanding warrants as of December 31, 2017 and 2016 was 1.60 and 2.48, respectively. The intrinsic value of the exercisable warrants as of December 31, 2017 and 2016 was $.0170 and $.0220.

Note 12. Commitments and Contingencies

Commitments

We lease various office spaces which leases run from July 2016 through September 2018. We have future minimum rental payments as follows:

Years ending December 31,	Amount
2018	65,250
2019	8,445
2020	4,223
2021	—
2022	—
Total	$77,918

Rental expense for the years ended December 31, 2017 and 2016 was $105,899 and $106,208, respectively.

Contingencies

On June 30, 2016, the Company amended an agreement (originally entered into in July 2010) with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $883,190 for salary earned from 2012 to June 30, 2016 and $1,652,113 for salary earned from 2001 to 2012. The deferral period ended on December 31, 2017 at which time payroll claims of approximately $1,118,561 for salary earned from 2012 to December 31, 2017 and $1,652,113 for salary earned from 2001 to 2012, remained unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through December 31, 2017 is $4,435,576.

Royalties

When we acquire rights to patents, licenses, or other intellectual property, we generally agree to pay royalties on any net sales of any products utilizing these rights. There were no sales of products requiring royalties in 2017 and 2016.

We also have royalty agreements associated with certain notes payable that provide a royalty when revenues exceed certain thresholds in addition to royalty agreements on subsidiary revenues pursuant to the terms of an acquisition agreement. For the years ended December 31, 2017 and 2016, we accrued royalties of $4,614 and $7,405, respectively, on revenues from subsidiaries.

Litigation

We are involved in the following ongoing legal matters:

On December 31, 2011, the Company and InfiniTek corporation (“InfiniTek”) entered into a settlement agreement to dismiss an action filed by the Company against InfiniTek in the Texas State District Court in Fort Worth, Texas, for breach of contract and other claims, a counter claim filed by InfiniTek against the Company for non-payment of amounts claimed the Company owed to InfiniTek, and an action filed by InfiniTek against the Company in California Superior Court in Riverside, California seeking damages for breach of contract and lost profit. Pursuant to the terms of the settlement agreement, Vertical agreed to pay InfiniTek $82,500 in three equal installments with the last payment due by or before August 5, 2012. Upon full payment, InfiniTek had agreed to transfer and assign ownership of the NAVPath software developed by InfiniTek for use with NOW Solutions emPath® software application and Microsoft Dynamics NAV (formerly Navision) business solution platform. The Company made $37,500 in payments due under the settlement agreement through May 7, 2012 and each party had alleged the other party was in breach of the settlement agreement.

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $121,617 of principal and interest accrued as of December 31, 2017.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint, which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman. The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $298,016 of principal and accrued interest as of December 31, 2017. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 13. Subsequent Events

During the period that runs from January 1, 2018 through May 10, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 83,200 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016.

During the period that runs from January 1, 2018 through May 10, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the period that runs from January 1, 2018 through May 10, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.