Form 10-Q
period 2018-03-31
VERTICAL COMPUTER SYSTEMS INC
filed 2018-06-08
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of June 8, 2018, the issuer had 1,190,915,201 shares of common stock, par value $0.00001, issued and 1,150,915,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$106,193	$62,084
Accounts receivable, net of allowance for bad debts of $139,640 and $234,439	289,511	349,002
Prepaid expenses and other current assets	8,586	5,312
Total current assets	404,290	416,398

Property and equipment, net of accumulated depreciation of $1,045,597 and $1,044,936	8,422	9,211
Intangible assets, net of accumulated amortization of $319,505 and $319,504	6,690	6,690
Deposits and other assets	8,004	8,037

Total assets	$427,406	$440,336

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued liabilities	$14,728,152	$14,122,394
Accounts payable to related parties	168,862	148,760
Deferred revenue	1,762,327	1,752,421
Derivative liabilities	44,652	159,537
Convertible debentures, net of unamortized discounts of $47,729 and $75,705	1,192,272	1,164,295
Notes payable	5,901,919	3,775,703
Notes payable and convertible debt to related parties	308,242	308,242
Total current liabilities	24,106,426	21,431,352

Non-current portion – notes payable	—	2,158,140

Total liabilities	24,106,426	23,589,492

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	March 31, 2018	December 31, 2017
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 52,800 shares issued and outstanding	10,255,185	10,255,185
Series B 10% Convertible Cumulative Preferred stock; $0.001 par value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 par value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,457,209	10,457,209

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized; 1,188,415,201 issued and 1,148,415,201 outstanding as of March 31, 2018 and 1,188,095,201 issued and 1,148,095,201 outstanding as of December 31, 2017	11,886	11,883
Treasury stock: 40,000,000 as of March 31, 2018 and December 31, 2017	(400)	(400)
Additional paid-in capital	24,668,667	24,609,424
Accumulated deficit	(58,621,340)	(58,087,916)
Accumulated other comprehensive income – foreign currency translation	364,794	339,051

Total Vertical Computer Systems, Inc. stockholders’ deficit	(33,576,393)	(33,127,958)

Non-controlling interest	(559,836)	(478,407)
Total stockholders’ deficit	(34,136,229)	(33,606,365)

Total liabilities and stockholders’ deficit	$427,406	$440,336

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Licensing and software	$10,680	$—
Software maintenance	803,475	807,512
Cloud-based offering	61,262	59,703
Consulting services	188,290	72,771
Other	7,821	2,757
Total revenues	1,071,528	942,743

Cost of revenues	(362,477)	(373,552)

Gross profit	709,051	569,191

Operating expenses:
Selling, general and administrative expenses	900,443	1,082,185
Depreciation and amortization	788	325
Bad debt recovery	(93,143)	(51,022)
Total operating expenses	808,088	1,031,488

Operating loss	(99,037)	(462,297)

Other Income (Expense):
Gain on derivative liabilities	141,532	339,467
Forbearance fees	—	(3,000)
Interest income	3	15
Interest expense	(409,720)	(558,011)
Net loss before non-controlling interest and income tax expense	(367,222)	(683,826)
Income tax expense	188,536	35,910

Net loss before non-controlling interest	(555,758)	(719,736)
Net (income) loss attributable to non-controlling interest	22,334	(8,671)
Net loss attributable to Vertical Computer Systems, Inc.	(533,424)	(728,407)

Dividend applicable to preferred stock	(155,600)	(151,472)

Net loss applicable to common stockholders	$(689,024)	$(879,879)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic weighted average of common shares outstanding	1,148,155,646	1,133,430,551
Diluted weighted average of common shares outstanding	1,204,514,127	1,216,490,286

Comprehensive loss
Net loss	$(555,758)	$(719,736)
Translation adjustments	25,743	(23,989)
Comprehensive loss	(530,015)	(743,725)
Comprehensive (income) loss attributable to non-controlling interest	22,334	(8,671)
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(507,681)	$(752,396)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

					Additional Paid-in Capital		Other Comprehensive Income	Non-controlling Interest
	Common Stock		Treasure Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2017	1,188,095,201	$11,883	$(40,000,000)	$(400)	$24,609,424	$(58,087,916)	$339,051	$(478,407)	$(33,606,365)
Amortization of restricted stock awards	—	—	—	—	11,874	—	—	—	11,874
Shares issued for vested restricted stock awards	320,000	3	—	—	(3)	—	—	—	—
Issuance of subsidiary shares for debt extensions	—	—	—	—	26,987	—	—	(1,208)	25,779
Issuance of subsidiary shares for services	—	—	—	—	20,385	—	—	(3,046)	17,339
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(54,841)	(54,841)
Other comprehensive income translation adjustment	—	—	—	—	—	—	25,743	—	25,743
Net loss	—	—	—	—	—	(533,424)	—	(22,334)	(555,758)
Balances at March 31, 2018	1,188,415,201	$11,886	(40,000,000)	(400)	$24,668,667	$(58,621,340)	$364,794	$(559,836)	$(34,136,229)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(555,758)	$(719,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	788	325
Bad debt recovery	(93,143)	(51,022)
Amortization of debt discounts	80,404	245,271
Gain on derivative liabilities	(141,532)	(339,467)
Common stock issued to an employee	—	72,000
Amortization of restricted stock awards	11,874	35,167
Amortization of subsidiary restricted stock awards	17,339	46,342
Changes in operating assets and liabilities:
Accounts receivable	147,903	(12,656)
Prepaid expenses and other assets	(3,258)	(34,013)
Accounts payable to related parties	20,102	(2,014)
Accounts payable and accrued liabilities	555,483	554,627
Deferred revenue	39,352	70,168
Net cash provided by (used in) operating activities	79,554	(135,008)

Cash flow from investing activities:
Purchase of equipment	—	(4,745)
Net cash used in investing activities	—	(4,745)

Cash flows from financing activities:
Borrowings on notes payable	—	50,000
Payments of notes payable	(31,926)	(4,716)
Net cash provided by (used in) financing activities	(31,926)	45,284

Effect of changes in exchange rates on cash	(3,519)	(14,718)
Net change in cash	44,109	(109,187)
Cash, beginning of period	62,084	190,448
Cash, end of period	$106,193	$81,261

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,766	$22,747

Non-cash investing and financing activities:
Common shares issued for vested restricted stock awards	$3	$5
Debt discount due to subsidiary shares issued for debt extensions	25,779	—
Derivative liability for conversion of convertible debt	—	7,245
Common shares issued for conversion of notes and accounts payable	—	10,109
Debt discounts due to derivative liabilities	26,647	17,741
Dividend accrued but unpaid to non-controlling interest holders	$54,841	$32,500

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company,” “Vertical”, or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”), an 80% owned subsidiary, Ploinks, Inc. (“Ploinks”), an 88% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2017 annual report on Form 10-K have been omitted.

Revenue Recognition

On January 1, 2018, the company adopted ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc..). ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

The Company disaggregates revenue by industry as well as by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by industry for the three months ended:

Industry	March 31, 2018	March 31, 2017

Agriculture	$72,120	$97,451
Automotive	7,341	7,053
Distribution	22,535	17,118
Education	243,306	143,398
Financial Services	23,046	18,863
Government	150,428	117,926
Healthcare	290,539	303,602
Manufacturing	57,770	53,307

Manufacturing Services	10,856	7,140
Media	29,027	26,788
Oil and Gas	50,936	46,335
Pulp and Paper Distribution	23,913	32,517
Pulp and Paper Manufacturing	5,186	4,586
Engineering	34,777	33,588
Food Services	4,246	3,932
Government Contractor	45,502	29,139

Total Revenue	$1,071,528	$942,743

7

The following table presents our revenue disaggregated by country for the three months ended:

Country	March 31, 2018	March 31, 2017

Canada	$666,471	$560,257
United States	405,057	382,486

Total Revenue	$1,071,528	$942,743

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

For the three months ended March 31, 2018 and 2017, common stock equivalents related to warrants and preferred stock were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. For the three months ended March 31, 2018 and 2017, the Company had 56,358,481 and 83,059,735 potential common shares under convertible notes which were included in the calculation of diluted loss per share.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 and the amendment did not have a material impact on its consolidated financial statements.

8

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of March 31, 2018, we had negative working capital of approximately $23.7 million and defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third-party debt activity, including our convertible debt, for the three months ended March 31, 2018:

December 31, 2017	$7,098,138
Repayments of third party notes	(31,926)
Debt discounts due to parent stock and warrants and subsidiary stock issued with debt and derivative liabilities from convertible debt	(52,426)
Amortization of debt discounts	80,404
Effect of currency exchange	1
March 31, 2018	$7,094,191

During the three months ended March 31, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 83,300 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016. The aggregate fair market value of the Ploinks shares was determined to be $25,779 and was recorded as debt discount and is being amortized through the term of the convertible debenture. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

9

For additional transactions after March 31, 2018, please see “Subsequent Events” in Note 9.

Lakeshore Financing

On January 9, 2013, the Company and several of its subsidiaries entered into a loan agreement (the “Loan Agreement"), dated as of January 9, 2013 with Lakeshore Investment, LLC ("Lakeshore") under which NOW Solutions issued a secured 10-year promissory note (the “Lakeshore Note") bearing interest at 11% per annum to Lakeshore in the original amount of $1,759,150 and payable in equal monthly installments of $24,232 until January 31, 2022. Upon the payment of any prepayment principal amounts, the monthly installment payments will be adjusted proportionately on an amortized rata basis.

The Lakeshore Note was originally secured by the assets of the Company’s subsidiaries, NOW Solutions, Priority Time, SnAPPnet, Inc. ("SnAPPnet") and the Company’s SiteFlash™ technology, which were all cross-collateralized. Upon full payment of the Lakeshore Note, Lakeshore will be obligated to release the NOW Solutions collateral.

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

The 2017 Lakeshore Loan Amendment also provides that if NOW Solutions makes any advance toward net income (less Vertical’s management fee and management allocations) to Vertical, then NOW Solutions shall pay Lakeshore 25% share of such an advance no later than one business day after Vertical receives its 75% percent share. In the event NOW Solutions does not make payment to Lakeshore, the loan will be in default and NOW Solutions has five business days from discovery and notice by Lakeshore to make payment plus a penalty in the amount of 20% of the unpaid 25% share amount.

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

10

During the three months ended March 31, 2018 and 2017, the Company, through its subsidiary, accrued dividends of $54,841 and $32,500, respectively, payable to Lakeshore.

Note 4. Derivative Liabilities and Fair Value Measurements

Derivative liabilities

As of March 31, 2018, the Company has convertible notes and common stock warrants associated with the notes that qualify as derivative liabilities under ASC 815.

As of March 31, 2018, the aggregate fair value of the outstanding derivative liabilities was $44,652. For the three months ended March 31, 2018, the net gain on the change in fair value of derivative liabilities was $141,532.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2018:

2018
Expected dividends	0%
Expected terms (years)	0.10 - 2.26
Volatility	94% - 110%
Risk-free rate	1.93% - 2.39%

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2018:
Liabilities
Derivative liabilities – convertible debt	$—	$—	$44,652

As of December 31, 2017:
Liabilities
Derivatives	$—	$—	$159,537

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2018:

Fair value as of December 31, 2017	$159,537
Additions recognized as debt discounts	26,647
Gain on change in fair value of derivatives	(141,532)
Fair value as of March 31, 2018	$44,652

Note 5. Common and Preferred Stock Transactions

During the three months ended March 31, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 83,300 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the three months ended March 31, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the three months ended March 31, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $11,874 for the three months ended March 31, 2018. As of March 31, 2018, there were 5,740,000 shares of unvested stock compensation awards to employees and 15,500,000 shares of unvested stock compensation awards to non-employees.

Stock compensation expense for the amortization of subsidiary’s restricted stock awards was $17,339 for the three months ended March 31, 2018.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after March 31, 2018 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

During the three months ended March 31, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016.

Option and warrant activities during the three months ended March 31, 2018 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	—	16,340,000	$0.101
Options/Warrants granted	—	—	—	—
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at March 31, 2018	—	—	16,340,000	$0.101

The weighted average remaining life of the outstanding warrants as of March 31, 2018 was 1.35. The intrinsic value of the exercisable warrants as of March 31, 2018 was $.013.

Note 7. Related Party Transactions.

The following table reflects our related party debt activity, including our convertible debt, for the three months ended March 31, 2018:

December 31, 2017	$308,242
Amortization of debt discounts	—
March 31, 2018	$308,242

As of March 31, 2018, and December 31, 2017, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $168,862 and $148,760, respectively. The payables are unsecured, non-interest bearing and due on demand.

As of March 31, 2018, and December 31, 2017, the Company has accrued payroll to certain current and former employees of $2,839,301 and $2,770,684, respectively.

On June 30, 2016, the Company amended an agreement (originally entered into in July 2010) with certain former and current employees of the Company, concerning the deferral of payroll claims of approximately $883,190 for salary earned from 2012 to June 30, 2016 and $1,652,113 for salary earned from 2001 to 2012. The deferral period ended on December 31, 2016 at which time payroll claims of approximately $878,099 for salary earned from 2012 to December 31, 2016 and $1,652,113 for salary earned from 2001 to 2012, remained unpaid and is reflected as a current liability on the Company’s consolidated financial statements.

Pursuant to the terms of the amended agreement, each current and former employee who is a party to the agreement (the “Employee(s)”) agreed to defer payment of salary from the date of the agreement (“Salary Deferral”) for a period of three months for salary earned from July 1, 2012 to June 30, 2016 and for a period of six months for salary earned from 2001 to June 30, 2012. In consideration for the Salary Deferral, the Company issued a total 3,500,000 shares of the Company’s common stock during 2016 with the Rule 144 restrictive legend (at a fair market value of $78,750) and agreed to pay each Employee a sum equal to the amount of unpaid salary at December 31, 2003 plus the amount of unpaid salary at the end of any calendar year after 2003 in which such salary was earned, plus a bonus (the “Bonus”) of nine percent interest, compounded annually until such time as the unpaid salary has been paid in full. The Company and the Employees have agreed that the Bonus will be paid from amounts anticipated to be paid to the Company in respect of specified intellectual property assets of the Company.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of March 31, 2018 and December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through March 31, 2018 is $4,718,235.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $124,583 of principal and interest accrued as of March 31, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $311,517 of principal and accrued interest as of March 31, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

During the period than runs from April 1, 2018 through June 8, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore In order to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time. These additional shares were issued in order to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards

As of the filing date, June 8, 2018, the Company is in negotiations to extend the term of certain warrants to purchase VCSY common stock (at $0.10 per share) by granting shares of Ploinks, Inc. common stock to third-party lenders in connection with 3 and 6-month extensions of convertible debentures that were issued in 2015 and 2016.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value.  The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years.  The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.  During the three months ended March 31, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

Revenue Recognition

On January 1, 2018, the company adopted ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2018 the amendment did not have a material impact on its consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

Total Revenues. We had total revenues of $1,071,528 and $942,743 in the three months ended March 31, 2018 and 2017, respectively. The increase in total revenues was $128,785 for the three months ended March 31, 2018 representing a 13.7% increase compared to the total revenues for the three months ended March 31, 2017. Of the $1,071,528 and $942,743 total revenues for the three months ended March 31, 2018 and 2017, respectively, $1,070,489 and $933,517 of such amounts were related to the business operations of NOW Solutions, a 75% owned subsidiary of the Company.

The total revenues primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from licenses and software increased by $10,680 compared to that for the three months ended March 31, 2017 due to a licensing upgrade to an existing customer for 2018. Software maintenance in the three months ended March 31, 2018 decreased by $4,037 from the same period in the prior year. The revenue decrease in software maintenance is primarily due to the loss or reduction of customer maintenance agreements partially offset by favorable currency rate changes on our Canadian revenue. Consulting revenue, in the three months ended March 31, 2018, increased by $115,519 from the same period in the prior year, which represents an 158.7% increase. This increase was primarily due to more billable consulting services for custom applications and software upgrades in the first quarter of 2018 compared to 2017 and favorable currency rate changes on Canadian consulting revenue. Cloud-based revenues were $61,262 for the three months ended March 31, 2018 compared to $59,703 for the same period in the prior year, representing a $1,559 increase or 2.6%. The increase is primarily related to the conversion of one customer from maintenance to cloud-based services partially offset by lower cloud-based revenue in NOW Solutions Canada and SnAPPnet. Other revenue in the three months ended March 31, 2018 increased by $5,064 or 183.7% from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, sales discounts, and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $362,477 for the three months ended March 31, 2018, compared to $373,552 for the three months ended March 31, 2017. The decrease in cost of revenues of $11,075 represents a 3% decrease. The decrease in direct cost of revenues was primarily due to lower payroll and benefit costs. During the three months ended March 31, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $900,443 and $1,082,185 in the three months ended March 31, 2018 and 2017, respectively. The decrease of $181,742 is 16.8% less than for the same period in 2017. The decrease is primarily due to decreased stock compensation expense due to the issuance of restricted stock to consultants and employees in 2017, decreased legal fees and decreased penalties on unpaid payroll taxes.

Depreciation and Amortization. We had depreciation and amortization expense of $788 and $325 for the three months ended March 31, 2018 and 2017, respectively. The increase of $463 or 142.5% relates to depreciation on purchases of computers in the first quarter of 2018. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Recovery. We had bad debt recovery of $93,143 and $51,022 for the three months ended March 31, 2018 and 2017, respectively. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed.

Operating Loss. We had an operating loss from operations of $99,037 and $462,297 for the three months ended March 31, 2018 and 2017, respectively. The change was primarily due to increase revenues, decreased cost of revenues, decreased selling, general and administrative expenses and increased bad debt recovery.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each quarter using the Black-Scholes option pricing model. The gain on derivative liability was $141,532 for the three months ended March 31, 2018 compared to a gain of $339,467 for the same period in 2017.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended March 31, 2018 and 2017 were $0 and $3,000, respectively.

Interest Expense. We had interest expense of $409,720 and $558,011 for the three months ended March 31, 2018 and 2017, respectively. Interest expense in 2018 decreased by $148,291, representing a decrease of 26.6% compared to the same expense in the three months ended March 31, 2017. The decrease is primarily due to decreased debt discount amortization for the three months ended March 31, 2018.

Net loss before non-controlling interest and income tax provision. We had a net loss before non-controlling interest and income tax provision of $367,222 and $683,826 for the three months ended March 31, 2018 and 2017, respectively. The net loss for the three months ended March 31, 2018 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $99,037. The operating loss was decreased by the gain on derivative liability and increased by interest expense resulting in a net loss of $367,222 for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2017 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $462,297. The operating loss was decreased by the gain on derivative liability and increased by forbearance fees and interest expense resulting in a net loss of $683,826 for the three months ended March 31, 2017.

Income Tax Provision. We had an income tax provision of $188,536 for the three months ended March 31, 2018 compared to $35,910 for the three months ended March 31, 2017. The income tax provision is related to NOW Solutions, a 75% owned subsidiary of the Company. The income tax provision is related to foreign and US income tax.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $155,600 and $151,472 for the three months ended March 31, 2018 and 2017, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $689,024 and $879,879 for the three months ended March 31, 2018 and 2017, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

At March 31, 2018, we had non-restricted cash-on-hand of $106,193 compared to $62,084 at December 31, 2017.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue increased $9,906 or 0.6% from the balance at December 31, 2017. The increase was primarily a result of the loss of US customers on a calendar year renewal basis partially offset by a decrease in the Canadian to US dollar currency exchange rate.

Our accounts receivable trade decreased from $349,002 at December 31, 2017 to $289,511 (net of allowance for bad debts) at March 31, 2018. The decrease is primarily a result of higher receivables at December 31, 2017 vs. March 31, 2018 due to a majority of customers being on calendar year renewals, partially offset by a decrease in the allowance for doubtful accounts.

The accounts payable, accrued liabilities and accounts payable to related parties went from $14,271,154 at December 31, 2017 to $14,897,014 at March 31, 2018. The resulting balance at March 31, 2018 is 51 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

For the three months ended March 31, 2018, we repaid $31,926 to third party lenders. For the three months ended March 31, 2017, we repaid $4,716 to third party lenders.

For the three months ended March 31, 2018 and 2017, one of our subsidiaries accrued $54,841 and $32,500, respectively of dividends to non-controlling interests.

The total change in cash for the three months ended March 31, 2018 was an increase of $44,109.

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

As of March 31, 2018, the following contractual obligations and commercial commitments were outstanding:

	Balance at	Due in Next Five Years
Contractual Obligations	March 31, 2018	2018	2019	2020	2021	2022+
Notes payable	$6,110,162	$6,110,162	—	—	—	—
Convertible debts	1,340,000	1,340,000	—	—	—	—
Operating lease	56,872	44,204	8,445	4,223	—	—
Total	$7,507,034	$7,494,366	$8,445	4,223	—	—

Of the above notes payable, the default status is as follows:

	March 31, 2018	December 31, 2017

In default	$5,649,662	$3,390,190
Not in default	1,800,500	4,091,895

Total Notes Payable	$7,450,162	$7,482,085

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss of $533,424 for the three months ended March 31, 2018 and a net loss of $728,407 for the three months ended March 31, 2017, and we have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at March 31, 2018, we had negative working capital of approximately $23.7 million (although this figure includes deferred revenue of approximately $1.8 million) and have defaulted on substantially all of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management’s annual report on internal control over financial reporting associated with our business is set forth on Form 10-K for the year ended December 31, 2017, as filed on May 10, 2018.

There have been no material changes in our internal control over financial reporting since our reporting on Form 10-K for the year ended December 31, 2017.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $124,583 of principal and interest accrued as of March 31, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $311,517 of principal and accrued interest as of March 31, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2017, as filed on May 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company extended the term of certain warrants to purchase a total of 5,400,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 83,300 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with 3 and 6-month extensions of convertible debentures in the principal amount of $540,000 that were issued in 2015 and 2016.

During the three months ended March 31, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the three months ended March 31, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

During the period than runs from April 1, 2018 through June 8, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $35,400 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore In order to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time. These additional shares were issued in order to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time and became due on May 1, 2018 when VHS did not meet performance objectives.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018	Provided herewith

101.INS	XBRL Instance Document	Provided herewith

101.SCH	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

June 8, 2018	By:	/s/ Richard Wade
Richard Wade,
President and Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

