Form 10-Q
period 2018-06-30
VERTICAL COMPUTER SYSTEMS INC
filed 2018-08-21
CIK 1099509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 21, 2018, the issuer had 1,190,915,201 shares of common stock, par value $0.00001, issued and 1,150,915,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$101,164	$62,084
Accounts receivable, net of allowance for bad debts of $207,947 and $234,439	108,911	349,002
Prepaid expenses and other current assets	19,803	5,312
Total current assets	229,878	416,398

Property and equipment, net of accumulated depreciation of $1,043,390 and $1,044,936	7,710	9,211
Intangible assets, net of accumulated amortization of $319,423 and $319,504	6,690	6,690
Deposits and other	7,884	8,037

Total assets	$252,162	$440,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$15,122,223	$14,122,394
Accounts payable to related parties	171,905	148,760
Deferred revenue	1,555,869	1,752,421
Derivative liabilities	89,870	159,537
Convertible debentures, net of unamortized discounts of $39,552 and $75,705	1,200,448	1,164,295
Notes payable	6,028,846	3,775,703
Notes payable and convertible debt to related parties	308,242	308,242
Total current liabilities	24,477,403	21,431,352

Non-current portion – notes payable	—	2,158,140

Total liabilities	24,477,403	23,589,492

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	June 30,	December 31,
	2018	2017
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value; 250,000 shares authorized; 52,800 shares issued and outstanding	10,255,185	10,255,185
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value; 375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value; 200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value; 300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,457,209	10,457,209

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized 1,190,915,201 issued and 1,150,915,201 outstanding as of June 30, 2018 and 1,188,095,201 issued and 1,148,095,201 outstanding as of December 31, 2017	11,911	11,883
Treasury stock: 40,000,000 as of June 30, 2018 and December 31, 2017	(400)	(400)
Additional paid-in-capital	24,902,525	24,609,424
Accumulated deficit	(59,381,416)	(58,087,916)
Accumulated other comprehensive income – foreign currency translation	429,332	339,051

Total Vertical Computer Systems, Inc. stockholders’ deficit	(34,038,048)	(33,127,958)

Non-controlling interest	(644,402)	(478,407)
Total stockholders’ deficit	(34,682,450)	(33,606,365)

Total liabilities and stockholders’ deficit	$252,162	$440,336

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Licensing and software	$89,401	$517	$100,081	$517
Software maintenance	772,184	789,264	1,575,659	1,596,776
Cloud-based offering	27,790	65,964	89,052	125,667
Consulting services	115,550	103,721	303,840	176,492
Other	9,526	140	17,347	2,897
Total revenues	1,014,451	959,606	2,085,979	1,902,349

Cost of revenues	(391,037)	(439,243)	(753,514)	(812,795)

Gross profit	623,414	520,363	1,332,465	1,089,554

Operating expenses:
Selling, general and administrative expenses	738,929	897,074	1,639,372	1,979,259
Depreciation and amortization	788	325	1,576	650
Bad debt expense (recovery)	70,131	(13,645)	(23,012)	(64,667)
Total operating expenses	809,848	883,754	1,617,936	1,915,242

Operating Loss	(186,434)	(363,391)	(285,471)	(825,688)

Other Income (Expense):
Gain (loss) on derivative liabilities	(45,218)	280,431	96,314	619,898
Non-operating penalties	(125,850)	—	(125,850)	—
Forbearance fees	—	(3,000)	—	(6,000)
Interest income	3	1	6	16
Interest expense	(498,769)	(460,592)	(908,489)	(1,018,603)

Net loss before non-controlling interest and income tax expense	(856,268)	(546,551)	(1,223,490)	(1,230,377)
Income tax expense (benefit)	(54,541)	84,289	133,995	120,199
Net loss before non-controlling interest	(801,727)	(630,840)	(1,357,485)	(1,350,576)
Net loss attributable to non-controlling interest	41,651	45,532	63,985	36,861
Net loss attributable to Vertical Computer Systems, Inc.	(760,076)	(585,308)	(1,293,500)	(1,313,715)
Dividends applicable to preferred stock	(155,600)	(154,933)	(311,200)	(306,405)
Net loss available to common stockholders	$(915,676)	$(740,241)	$(1,604,700)	$(1,620,120)

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average of common shares outstanding	1,150,063,553	1,133,335,130	1,149,114,869	1,132,475,119
Diluted weighted average of common shares outstanding	1,206,422,034	1,216,394,865	1,205,473,350	1,215,534,854

Comprehensive loss
Net loss	$(801,727)	$(630,840)	$(1,357,485)	$(1,350,576)
Translation adjustments	64,538	(11,191)	90,281	(35,180)
Comprehensive loss	(737,189)	(642,031)	(1,267,204)	(1,385,756)
Comprehensive loss attributable to non-controlling interest	41,651	45,532	63,985	36,861
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(695,538)	$(596,499)	$(1,203,219)	$(1,348,895)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Treasure Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	1,188,095,201	$11,883	$(40,000,000)	$(400)	$24,609,424	$(58,087,916)	$339,051	$(478,407)	$(33,606,365)
Amortization of restricted stock awards	—	—	—	—	24,073	—	—	—	24,073
Amortization of subsidiary restricted stock awards	—	—	—	—	35,246	—	—	—	35,246
Shares issued for vested restricted stock awards	320,000	3	—	—	(3)	—	—	—	—
Issuance of subsidiary shares for debt extensions	—	—	—	—	100,694	—	—	(4,412)	96,282
Issuance of subsidiary shares for services	—	—	—	—	3,046	—	—	(3,046)	—
Issuance of shares for subsidiary non-operating penalties	2,500,000	25	—	—	32,975	—	—	—	33,000
Issuance of subsidiary shares for subsidiary non-operating penalties	—	—	—	—	97,070	—	—	(4,220)	92,850
Dividends paid to non-controlling interest holders	—	—	—	—	—	—	—	(59,090)	(59,090)
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(31,242)	(31,242)
Other comprehensive income translation adjustment	—	—	—	—	—	—	90,281	—	90,281
Net loss	—	—	—	—	—	(1,293,500)	—	(63,985)	(1,357,485)
Balances at June 30, 2018	1,190,915,201	$11,911	(40,000,000)	(400)	$24,902,525	$(59,381,416)	$429,332	$(644,402)	$(34,682,450)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(1,357,485)	$(1,350,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	650
Amortization of debt discounts	159,085	372,210
Common shares issued to an employee	—	72,000
Common shares issued for services	—	4,200
Issuance of subsidiary shares for subsidiary non-operating penalties	92,850	—
Gain on derivatives	(96,314)	(619,898)
Common shares issued for subsidiary non-operating penalties	33,000	—
Bad debt recovery	(23,012)	(64,667)
Amortization of restricted stock awards	24,073	67,494
Amortization of subsidiary restricted stock awards	35,246	121,292
Changes in operating assets and liabilities:
Accounts receivable	260,218	196,296
Prepaid expenses and other assets	(14,364)	(4,418)
Accounts payable and accrued liabilities	977,534	887,531
Accounts payable to related parties	23,145	22,954
Deferred revenue	(150,936)	(213,270)
Net cash used in operating activities	(35,384)	(508,202)

Cash flow from investing activities:
Software development	—	—
Purchase of property and equipment	(75)	—
Net cash used in investing activities	(75)	—

Cash flows from financing activities:
Borrowings on notes payable	160,000	180,000
Payments of notes payable	(64,782)	(44,705)
Borrowings on convertible debentures	—	60,000
Issuance of preferred stock	—	200,000
Dividends paid by subsidiary to non-controlling interest	(59,090)	—
Net cash provided by financing activities	36,128	395,295

Effect of changes in exchange rates on cash	38,411	1,834
Net change in cash	39,080	(111,073)
Cash, beginning of period	62,084	190,448
Cash, end of period	$101,164	$79,375

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Six Months Ended June 30,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid for interest	$136,158	$22,759
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Common shares issued for vested restricted stock awards	$3	$5
Issuance of shares for note principal and interest	—	22,421
Settlement of derivative liability upon conversion of debt	—	19,566
Debt discount due to derivative liabilities	—	18,653
Debt discount due to shares and warrants issued with debt	26,647	9,916
Debt discount due to subsidiary shares issued for debt extensions	96,282	31,914
Non-controlling interest adjustment to equity	—	324,935
Reclassification of debt to convertible debt	—	10,000
Dividends accrued but unpaid to non-controlling interest holders	31,242	65,000

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

Revenue Recognition

On January 1, 2018, the company adopted ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit as of January 1, 2018 or revenues for the quarter ended June 30, 2018, as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all the Company’s revenue is recognized at the time control of the products transfers to the customer.

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.). ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

The Company disaggregates revenue by industry as well as by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by industry for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
Industry	2018	2017	2018	2017

Agriculture	$70,617	$87,453	$142,737	$184,904
Automotive	7,197	6,948	14,538	14,001
Distribution	25,440	15,434	47,975	32,552
Education	191,647	180,717	434,953	324,115
Financial Services	20,643	17,746	43,689	36,609
Government	113,719	109,769	264,147	227,695
Healthcare	348,673	287,426	639,212	591,028
Manufacturing	63,753	53,780	121,523	107,087
Manufacturing Services	8,507	13,621	19,363	20,761
Media	29,112	26,360	58,139	53,148
Oil and Gas	50,016	48,748	100,952	95,083
Pulp and Paper Distribution	23,416	33,233	47,329	65,750
Pulp and Paper Manufacturing	5,078	4,513	10,264	9,099
Engineering	—	33,820	34,777	67,408
Food Services	4,247	3,932	8,493	7,864
Government Contractor	52,386	35,589	97,888	64,728
Other	—	517	—	517
Total revenues	$1,014,451	$959,606	$2,085,979	$1,902,349

The following table presents our revenue disaggregated by country for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2018	2017	2018	2017

Canada	$695,942	$583,366	$1,362,413	$1,143,623
United States	318,509	376,240	723,566	758,726
Total revenues	$1,014,451	$959,606	$2,085,979	$1,902,349

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

For the six months ended June 30, 2018 and 2017, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive. For the three and six months ended June 30, 2018 and 2017, the Company had 56,358,481 and 83,059,735 potential common shares under convertible notes, which were included in the calculation of diluted loss per share.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect its adoption of this standard, if any, on our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The adoption of ASU 2016-18 had no effect on our Consolidated Condensed Statements of Cash Flows.

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2018 and 2017 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of June 30, 2018, we had negative working capital of approximately $24.2 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third-party debt activity, including our convertible debt, for the six months ended June 30, 2018:

December 31, 2017	$7,098,138
Borrowings on third party notes	160,000
Repayments of third party notes	(64,782)
Debt discounts due to parent stock and warrants and subsidiary stock issued with debt and derivative liabilities from convertible debt	(122,929)
Amortization of debt discounts	159,085
Effect of currency exchange	(218)
June 30, 2018	$7,229,294

During the six months ended June 30, 2018, the Company extended the term of certain warrants to purchase a total of 11,600,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 311,099 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,160,000 that were issued from 2015 through 2017. The due dates for all these convertible debentures were extended until October 1, 2018. The aggregate fair market value of the Ploinks shares was determined to be $96,282 and was recorded as debt discount and is being amortized through the term of the convertible debenture. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

For additional transactions after June 30, 2018, please see “Subsequent Events” in Note 9.

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

During the six months ended June 30, 2018, the Company, through its subsidiary, declared dividends to Lakeshore of $90,332 of which $59,090 were paid and $31,242 were left accrued. During the six months ended June 30, 2017, the Company, through its subsidiary, declared dividends to Lakeshore of $65,000 which were added to the note balance as part of the December 2017 amendment discussed above.

Note 4. Derivative liability and fair value measurements

Derivative liabilities

As of June 30, 2018, the Company has convertible notes and common stock warrants that qualify as derivative liabilities under ASC 815.

As of June 30, 2018, the aggregate fair value of the outstanding derivative liabilities was $89,870. For the six months ended June 30, 2018, the net gain on the change in fair value of derivative liabilities was $96,314.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2018:

2018
Expected dividends	0%
Expected terms (years)	0.01 - 3.00
Volatility	94% - 110%
Risk-free rate	2.11% - 2.63%

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2018:
Liabilities
Derivative liabilities – convertible debt	$—	$—	$89,870

As of December 31, 2017:
Liabilities
Derivatives	$—	$—	$159,537

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2017:

Fair value as of December 31, 2017	$159,537
Additions recognized as debt discounts	26,647
Gain on change in fair value of derivatives	(96,314)
Fair value as of June 30, 2018	$89,870

Note 5. Common and Preferred Stock Transactions

During the six months ended June 30, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third-party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards. The company recorded the combined fair value of $125,850 as non-operating penalties in other income (expense) for the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company extended the term of certain warrants to purchase a total of 11,600,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 311,099 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,160,000 that were issued from 2015 through 2017. The due dates for all these convertible debentures were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the six months ended June 30, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the six months ended June 30, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $24,073 for the six months ended June 30, 2018. As of June 30, 2018, there were 5,740,000 shares of unvested stock compensation awards to employees and 15,500,000 shares of unvested stock compensation awards to non-employees.

Stock compensation expense for the amortization of subsidiary’s restricted stock awards was $35,244 for the six months ended June 30, 2018.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after June 30, 2018 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

During the six months ended June 30, 2018, the Company extended the term of certain warrants to purchase a total of 11,600,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period in connection with extensions of convertible debentures in the principal amount of $1,160,000 that were issued from 2015 through 2017.

Option and warrant activities during the six months ended June 30, 2018 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	—	16,340,000	$0.101
Options/Warrants granted	—	—	—	—
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	—	—
Outstanding at June 30, 2018	—	—	16,340,000	$0.101

The weighted average remaining life of the outstanding warrants as of June 30, 2018 was 1.10. The intrinsic value of the exercisable warrants as of June 30, 2018 was $.015.

For additional transactions after June 30, 2018 concerning warrants and stock options, please see “Subsequent Events” in Note 9.

Note 7. Related Party Transactions

The following table reflects our related party debt activity, including our convertible debt, for the six months ended June 30, 2018:

December 31, 2017	$308,242
Amortization of debt discounts	—
June 30, 2018	$308,242

As of June 30, 2018, and December 31, 2017, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $171,905 and $148,760, respectively. The payables are unsecured, non-interest bearing and due on demand.

As of June 30, 2018, and December 31, 2017, the Company has accrued payroll to certain current and former employees of $2,849,226 and $2,770,684, respectively.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of June 30, 2018 and December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through June 30, 2018 is $4,850,139.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $127,655 of principal and interest accrued as of June 30, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $325,790 of principal and accrued interest as of June 30, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

On July 25, 2018, Taladin executed an amendment to a pledge agreement (the “Amended Pledge Agreement”) with a third-party lender. The Company and NOW Solutions also executed an amendment of certain promissory notes (the “Notes”) issued to the lender by the Company and NOW Solutions in the aggregate principal amount of $715,000. The outstanding balance due under the Notes as of June 30, 2018, including interest, was $2,093,334 (plus $280,000 in penalties).

Under the original pledge agreement, Taladin pledged 20,000,000 shares (the “Pledged Shares”) of the Company’s common stock to the lender to secure obligations under the Notes, as amended, consisting of (a) promissory note issued by NOW Solutions in the principal amount of $215,000 issued on September 4, 2003 and assigned to the lender effective on January 4, 2004, (b) the promissory note issued by VCSY in the principal amount of $200,000 issued on October 24, 2006 and (c) the promissory note issued by VCSY in the principal amount of $300,000 issued on March 5, 2007.

Terms of the Amended Pledge Agreement. Under the terms of the Amended Pledge Agreement, in lieu of selling the Pledged Shares pursuant to the original terms of the pledge agreement, Taladin and the lender agreed that Taladin, or a party acting on Taladin’s behalf, may purchase a total of 10,000,000 shares of the Pledged Shares from Taladin at a purchase price of $0.015 per share over a certain period of time. The Company made $150,000 in payments to the lender and all rights to 10,000,000 shares of the Pledged Stock will be retained by Taladin.

Terms of the Amendment of the Notes. Under the terms of the amendment to the Notes, all defaults under the Notes are deemed cured; however, the default interest rate of 16% will continue to apply, subject to the terms of the amendment of the Notes. The Notes have been amended as follows: (a) $125,000 will applied to the currently outstanding penalties in the amount of $280,000 which will be deemed to be paid in full (and the remaining $155,000 in penalties will be cancelled) and (b) a payment of $25,000 will be applied toward the Notes; (c) beginning on September 1, 2018, and continuing on the first day of each month thereafter, the Company shall make $25,000 monthly installments payments until January 31, 2020 (the “Maturity Date”) at which time all outstanding amounts under the Notes will be due; (d) upon an additional payment of $175,000, the annual interest rate for all of the Notes will be reduced to an annual interest rate of 12%, provided that if, at any time the delinquent monthly payments exceed $75,000, the annual interest rate will be raised to an annual interest rate of 16%.

In August 2018, a third-party lender loaned $55,000 to the Company. The loan bears interest at 10% per annum and is due on demand.

In August 2018, a third-party lender loaned $120,000 to the Company. In connection with the loan, the Company issued a promissory note to the lender in the principal amount of $120,000, bearing interest at 10% per annum, which is due in 90 days from the date the promissory note was issued. The Company also issued a 3-year warrant to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

During the period that runs from July 1, 2018 to August 21, 2018, 250,000 shares of VCSY common stock issued to an employee of a subsidiary of the Company vested.

During the period that runs from July 1, 2018 to August 21, 2018, 80,000 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to an employee of a subsidiary of the Company vested.

During the period that runs from July 1, 2018 to August 21, 2018, the Company extended the term of certain warrants to purchase a total of 500,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 9,100 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with certain extensions of convertible debentures in the principal amount of $65,000 that were issued in 2016 and 2017. The due dates for all these convertible extensions were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

The Company is planning to hold its Annual Meeting of Stockholders at 11:00 am (Central Standard Time) on November 27, 2018 at the Company’s office building.  At the Annual Meeting, the Company may make observations regarding its financial performance and outlook.

Stockholders wishing to nominate a director or present a proposal to be considered at the Annual Meeting must timely submit a written notice to the Corporate Secretary of the Company at its executive offices.  In addition, any stockholder proposals submitted for inclusion in the Company’s proxy materials for the Annual Meeting must be timely received by the Corporate Secretary and will be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended, the Company’s charter and bylaws, and Delaware law.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the six months ended June 30, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

Revenue Recognition

On January 1, 2018, the company adopted ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended June 30, 2018 as a result of applying Topic 606.

The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Results of Operations

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

Total Revenues. We had total revenues of $1,014,451 and $959,606 for the three months ended June 30, 2018 and 2017, respectively. The increase in total revenues was $54,845 for the three months ended June 30, 2018 representing a 5.7% increase compared to the total revenues for the three months ended June 30, 2017. Substantially all the revenues for the three months ended June 30, 2018 were related to the business operations of NOW Solutions.

Total revenues for the three months ended June 30, 2018 and 2017 primarily consist of fees derived from software licenses, consulting services, software maintenance and Cloud-based offerings. Software licensing fees in the three months ended June 30, 2018 increased by $88,884 from the same period in the prior year. The revenue increase in Software licensing is primarily related to a licensing upgrade for one customer in Canada. Software maintenance in the three months ended June 30, 2018 decreased by $17,080 or 2.2% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to decreases with existing customer maintenance agreements in the US partially offset by increases in Canadian maintenance revenue and the effects of favorable currency rate changes. Consulting revenue, in the three months ended June 30, 2018 increased by $11,829 from the same period in the prior year, which represents a 11.4% increase. This increase was due to more demand for version upgrades and enhancements to existing customer accounts in our US operations during the second quarter of 2018. Cloud-based revenues were $27,790 for the three months ended June 30, 2018 compared to $65,964 for the same period in the prior year, representing a $38,174 decrease or 57.9%. The decrease is primarily related to the loss of SAAS customers in the US and Canada. Other revenue in the three months ended June 30, 2018 increased by $9,386 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

We had total revenues of $2,085,979 and $1,902,349 in the six months ended June 30, 2018 and 2017, respectively. The increase in total revenues was $183,630 representing a 9.7% increase. Substantially all the revenues for the six months ended June 30, 2018 were related to the business operations of NOW Solutions.

Total revenues for the six months ended June 30, 2018 and 2017 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. The revenue from new software licenses increased $99,564 compared to that for the six months ended June 30, 2017. The revenue increase in Software licensing is primarily related to a licensing upgrade for two customers in Canada. Software maintenance in the six months ended June 30, 2018 decreased by $21,117 or 1.3% from the same period in the prior year. The revenue decrease in software maintenance is primarily due to decreases with existing customer maintenance agreements in the US partially offset by increases in Canadian maintenance revenue and the effects of favorable currency rate changes. Consulting revenue, in the six months ended June 30, 2018, increased by $127,348 or 72.2% from the same period in the prior year. This increase was primarily a result of more demand for version upgrades and enhancements to existing customer accounts during the first six months of 2018. Cloud-based revenues were $89,052 for the six months ended June 30, 2018 compared to $125,667 for the same period in the prior year, representing a $36,615 decrease or 29.1% Other revenue in the six months ended June 30, 2018 increased by $14,450 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses, currency gains and losses and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $391,037 for the three months ended June 30, 2018, compared to $439,243 for the three months ended June 30, 2017. The decrease in cost of revenues of $48,206 represents a 11.0% decrease. The decrease in direct cost of revenues was primarily due to a decrease in payroll and related benefits. During the three months ended June 30, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

For the six months ended June 30, 2018, direct costs of revenues were $753,514 compared to $812,795 for the same period in 2017 resulting in a decrease of $59,281 or 7.3%. The decrease in direct cost of revenues was primarily due to decreased payroll and related benefits. During the six months ended June 30, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $738,929 and $897,074 in the three months ended June 30, 2018 and 2017, respectively. The decrease of $158,145 is 17.6% less than the same period in 2017. The decrease is primarily due to decreased payroll and related benefits, non-cash stock compensation and lower legal and professional expense partially offset by higher consulting expense and penalties.

For the six months ended June 30, 2018, we had $1,639,372 compared to $1,979,259 for the six months ended June 30, 2017. The $339,887 or 17.2% decrease is primarily due to decreased payroll and related benefits, non-cash stock compensation, penalties and legal expense partially offset by higher consulting expense.

Depreciation and Amortization. We had depreciation and amortization expense of $788 and $325 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense relates to depreciation of long lived assets. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

For the six months ended June 30, 2018, we had $1,576 compared to $650 for the six months ended June 30, 2017. Depreciation expense relates to depreciation of long lived assets. Amortization expenses relates to the amortization of intangible assets such as acquired software, customer lists and websites.

Bad Debt Expense (Recovery). We had bad debt expense for the three months ended June 30, 2018 of $70,131 compared to bad debt recovery of $13,645 for the three months ended June 30, 2017. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed. Bad debt expense is related to the allowance of customer accounts greater than 90 days past due.

For the six months ended June 30, 2018, we had bad debt recovery of $23,012 compared to bad debt recovery of $64,667 for the six months ended June 30, 2017. Bad debt recovery relates to the collection of customer accounts greater than 90 days past due previously expensed.

Gain (loss) on Derivative Liability. Derivative liabilities are adjusted each quarter using the Black-Scholes option pricing model. The loss on derivative liabilities was $45,218 for the three months ended June 30, 2018 compared to a gain of $280,431 for the three months ended June 30, 2017. The gain on derivative liabilities was $96,314 for the six months ended June 30, 2018 compared to a gain of $619,898 for the six months ended June 30, 2017.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. Forbearance fees for the three months ended June 30, 2018 were $0 compared to $3,000 for the three months ended June 30, 2017. The fees for the three months ended June 30, 2018 were related to forbearance of a NOW Solutions note payable. The fees for the three months ended June 30, 2017 are related to forbearance of a VCSY note payable.

Forbearance fees for the six months ended June 30, 2018 were $0 compared to $6,000 for the six months ended June 30, 2017. The fees for the six months ended June 30, 2018 were related to forbearance of a NOW Solutions note payable. The fees for the six months ended June 30, 2017 are related to forbearance of a VCSY note payable.

Non-operating Penalties. Non-operating penalties for the three months ended June 30, 2018 were $125,850 compared to $0 for the three months ended June 30, 2017. The fees for the three months ended June 30, 2018 were related to the issuance of an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third-party purchasers of 600,000 shares of VHS Series A Preferred Stock. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards.

Non-operating penalties for the six months ended June 30, 2018 were $125,850 compared to $0 for the six months ended June 30, 2017. The fees for the six months ended June 30, 2018 were related to forbearance of a NOW Solutions note payable. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards.

Interest Expense. We had interest expense of $498,769 and $460,592 for the three months ended June 30, 2018 and 2017, respectively. Interest expense increased in 2018 by $38,177 representing an increase of 8.3% compared to the same expense in the three months ended June 30, 2017. The increase was related to default interest on NOW Solutions senior secured note payable.

For the six months ended June 30, 2018, we had interest expense of $908,489 compared to $1,018,603 for the same period in 2017, representing a $110,114 or 10.8% decrease for the period. The decrease is primarily due to fully amortized debt discounts on convertible debt issued with stock and warrants.

Net Loss before non-controlling interest and income taxes. We had a net loss before non-controlling interest and income taxes of $856,268 and $546,551 for the three months ended June 30, 2018 and 2017, respectively. The net loss for the three months ended June 30, 2018 was due to the factors discussed above for revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization and bad debts which essentially gave us an operating loss of $186,434. The loss was increased by interest expense, non-operating penalties and a loss on derivative liabilities, resulting in a net loss before non-controlling interest and income taxes of $856,268 for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2017 was due to the factors discussed above for revenues, cost of revenues, selling general and administrative expenses, depreciation and amortization and bad debts which essentially gave us operating loss of $363,391. This was increased by interest expense and forbearance fees and reduced by a gain on derivative liabilities, resulting in a net loss before non-controlling interest and income taxes of $546,551 for the three months ended June 30, 2017.

We incurred net losses before non-controlling interest and income taxes of $1,223,490 and $1,230,377 for the six months ended June 30, 2018 and 2017, respectively. The changes were due to the reasons discussed above for revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization and bad debts which essentially gave us an operating loss of $285,471. This loss was increased by interest expense, non-operating penalties and reduced by a gain on derivative liabilities, resulting in a net loss before non-controlling interest and income taxes of $ 1,223,490 for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2017 was due to the factors discussed above for revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization and bad debts which essentially gave us operating loss of $825,688. This loss was increased by interest expense and forbearance fees and reduced by a gain on derivative liabilities, resulting in a net loss before non-controlling interest and income taxes of $1,230,377 for the three months ended June 30, 2017.

Income Tax Provision (Benefit). We had an income tax benefit of $54,541 and income tax expense of $133,995 for the three and six months ended June 30, 2018, respectively. We had an income tax provision of $84,289 and $120,199 for the three and six months ended June 30, 2017. Income taxes are related to US and foreign income taxes of NOW Solutions, a 75% owned subsidiary of the Company.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $155,600 and $154,933 for the three months ended June 30, 2018 and 2017, respectively and $311,200 and $306,405 for the six months ended June 30, 2018 and 2017, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $915,676 and $740,241 for the three months ended June 30, 2018 and 2017, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $1,604,700 and $1,620,120 for the six months ended June 30, 2018 and 2017, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

At June 30, 2018, we had non-restricted cash-on-hand of $101,164 compared to $62,084 at December 31, 2017.

Net cash used in operating activities for the six months ended June 30, 2018 was $35,384 compared to net cash used in operating activities of $508,202 for the six months ended June 30, 2017.

A large portion of our cash (and revenue) comes from software maintenance. When we bill and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $196,552 or 11.2% from the balance at December 31, 2017. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $349,002 at December 31, 2017 to $108,911 (net of allowance for bad debts) at June 30, 2018. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to June.

The combined accounts payable to related parties and accounts payable and accrued liabilities went from $14,271,154 at December 31, 2017 to $15,294,128 at June 30, 2018. The increase is primarily related to an increase in accrued interest and accrued payroll. The resulting balance at June 30, 2018 is 140 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the six months ended June 30, 2018 and June 30, 2017 of $0 and $0, respectively. Most of the equipment was computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the six months ended June 30, 2018, we had $160,000 of new debt funding and repaid $64,782 in debt funding and paid $59,090 in dividends. For the six months ended June 30, 2017, we had $240,000 of new debt funding, $200,000 in equity funding and repaid $44,705 in debt funding.

The total change in cash for the six months ended June 30, 2018 was an increase of $39,080.

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

	Balance at	Due in Next Five Years
Contractual Obligations	June 30, 2018	2018	2019	2020	2021	2022+
Notes payable	$6,237,088	$6,237,088	$—	$—	$—	$—
Convertible debenture	1,340,000	1,340,000	—	—	—	—
Operating lease	35,825	23,157	8,445	4,223	—	—
Total	$7,612,914	$7,600,246	$8,445	$4,223	$—	$—

Of the above notes payable and convertible debentures, the default status is as follows:

	June 30, 2018	December 31, 2017

In default	$5,616,588	$3,390,190
Not in default	1,960,500	4,091,895

Total Notes Payable	$7,577,088	$7,482,085

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss attributable to common stock holders of $1,604,700 and $1,620,120 for the six months ended June 30, 2018 and 2017, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at June 30, 2018, we had negative working capital of approximately $24.2 million (although this figure includes deferred revenue of approximately $1.6 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $127,655 of principal and interest accrued as of June 30, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $325,790 of principal and accrued interest as of June 30, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2017, as filed on May 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third-party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards. The company recorded the combined fair value of $125,850 as non-operating penalties in other income (expense) for the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company extended the term of certain warrants to purchase a total of 11,600,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 311,099 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,160,000 that were issued from 2015 through 2017. The due dates for all these convertible debentures were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the six months ended June 30, 2018, 320,000 shares of VCSY common stock issued to employees of the Company vested.

During the six months ended June 30, 2018, 209,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

On July 25, 2018, Taladin executed an amendment to a pledge agreement with a third-party lender. The Company and NOW Solutions also executed an amendment of certain promissory notes issued to the lender by the Company and NOW Solutions in the aggregate principal amount of $715,000. Under the terms of the Amended Pledge Agreement, in lieu of selling the Pledged Shares pursuant to the original terms of the pledge agreement, Taladin and the lender agreed that Taladin, or a party acting on Taladin’s behalf, may purchase a total of 10,000,000 shares of the Pledged Shares from Taladin at a purchase price of $0.015 per share over a certain period of time.  The Company made $150,000 in payments to the lender and all rights to 10,000,000 shares of the Pledged Stock will be retained by Taladin.

During the period that runs from July 1, 2018 to August 21, 2018, 250,000 shares of VCSY common stock issued to an employee of a subsidiary of the Company vested.

During the period that runs from July 1, 2018 to August 21, 2018, 80,000 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to an employee of a subsidiary of the Company vested.

During the period that runs from July 1, 2018 to August 21, 2018, the Company extended the term of certain warrants to purchase a total of 500,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 9,100 shares of the common stock of Ploinks, Inc. to third-party lenders in connection with certain extensions of convertible debentures in the principal amount of $65,000 that were issued in 2016 and 2017. The due dates for all these convertible extensions were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

Item 3. Defaults Upon Senior Securities

Note payable, amended, of $2,291,395, issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013.  The note is secured with the assets of NOW Solutions and bears a default interest rate of 16%. As of August 21, 2018, the outstanding principle and accrued interest currently due under the note is $2,291,918.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location
31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2018	Provided herewith
32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2018	Provided herewith
101.INS	XBRL Instance Document	Provided herewith

Exhibit No.	Description	Location
101.SCH	XBRL Taxonomy Extension Schema	Provided herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Provided herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Provided herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

August 21, 2018	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)