Form 10-Q
period 2018-09-30
VERTICAL COMPUTER SYSTEMS INC
filed 2018-11-28
CIK 1099509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28685

VERTICAL COMPUTER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0393635
(State of incorporation)	(I.R.S. Employer Identification No.)

101 West Renner Road, Suite 200

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

As of November 27, 2018, the issuer had 1,197,115,201 shares of common stock, par value $0.00001, issued and 1,157,115,201 outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$224,369	$62,084
Accounts receivable, net of allowance for bad debts of $196,292 and $234,439	172,041	349,002
Prepaid expenses and other current assets	21,238	5,312
Total current assets	417,648	416,398

Property and equipment, net of accumulated depreciation of $1,043,571 and $1,044,936	6,940	9,211
Intangible assets, net of accumulated amortization of $319,403 and $319,504	6,690	6,690
Deposits and other	7,881	8,037

Total assets	$439,159	$440,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$15,532,354	$14,122,394
Accounts payable to related parties	183,641	148,760
Deferred revenue	1,214,844	1,752,421
Derivative liabilities	63,576	159,537
Convertible debentures, net of unamortized discounts of $0 and $75,705	1,255,969	1,164,295
Notes payable, net of discounts of $2,614 and $0	6,705,116	3,775,703
Notes payable and convertible debt to related parties	353,242	308,242
Total current liabilities	25,308,742	21,431,352

Non-current portion – notes payable	—	2,158,140

Total liabilities	25,308,742	23,589,492

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Continued from previous page)

	September 30,	December 31,
	2018	2017
Series A 4% Convertible Cumulative Preferred stock; $0.001 par value;
250,000 shares authorized; 52,800 shares issued and outstanding	10,255,185	10,255,185
Series B 10% Convertible Cumulative Preferred stock; $0.001 Par Value;
375,000 shares authorized; 7,200 shares issued and outstanding	246	246
Series C 4% Convertible Cumulative Preferred stock; $100.00 par value;
200,000 shares authorized; 50,000 shares issued and outstanding	200,926	200,926
Series D 15% Convertible Cumulative Preferred stock; $0.001 Par Value;
300,000 shares authorized; 25,000 shares issued and outstanding	852	852
	10,457,209	10,457,209

Stockholders’ Deficit
Common Stock; $.00001 par value; 2,000,000,000 shares authorized
1,191,165,201 issued and 1,151,165,201 outstanding as of September 30, 2018 and 1,188,095,201 issued and 1,148,095,201 outstanding as of December 31, 2017	11,913	11,883
Treasury stock; 40,000,000 as of September 30, 2018 and December 31, 2017	(400)	(400)
Additional paid-in capital	24,929,677	24,609,424
Accumulated deficit	(60,021,033)	(58,087,916)
Accumulated other comprehensive income – foreign currency translation	423,180	339,051

Total Vertical Computer Systems, Inc. stockholders’ deficit	(34,656,663)	(33,127,958)

Non-controlling interest	(670,129)	(478,407)
Total stockholders’ deficit	(35,326,792)	(33,606,365)

Total liabilities and stockholders’ deficit	$439,159	$440,336

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Licensing and software	$50,000	$294	$150,081	$811
Software maintenance	744,960	774,276	2,320,619	2,371,052
Cloud-based offering	54,041	48,648	143,093	174,315
Consulting services	134,874	88,472	438,714	264,964
Other	14,254	9,028	31,601	11,925
Total revenues	998,129	920,718	3,084,108	2,823,067

Cost of revenues	(399,993)	(357,689)	(1,153,507)	(1,170,484)

Gross profit	598,136	563,029	1,930,601	1,652,583

Operating expenses:
Selling, general and administrative expenses	765,227	994,410	2,404,599	2,973,669
Depreciation and amortization	788	324	2,364	974
Bad debt expense (recovery)	(12,549)	40,520	(35,561)	(24,147)
Total operating expenses	753,466	1,035,254	2,371,402	2,950,496

Operating loss	(155,330)	(472,225)	(440,801)	(1,297,913)

Other income (expense):
Interest income	2	1	8	17
Gain on derivative liabilities	33,032	305,914	129,346	925,812
Non-operating penalties	—	—	(125,850)	—
Forbearance fees	—	—	—	(6,000)
Interest expense	(523,875)	(374,914)	(1,432,364)	(1,393,517)

Net loss before non-controlling interest and income tax expense (benefit)	(646,171)	(541,224)	(1,869,661)	(1,771,601)
Income tax expense (benefit)	19,028	(41,185)	153,023	79,014
Net loss before non-controlling interest	(665,199)	(500,039)	(2,022,684)	(1,850,615)
Net loss attributable to non-controlling interest	25,582	42,939	89,567	79,800
Net loss attributable to Vertical Computer Systems, Inc.	(639,617)	(457,100)	(1,933,117)	(1,770,815)
Dividends applicable to preferred stock	(155,600)	(155,604)	(466,800)	(462,009)

Net loss available to common stockholders	$(795,217)	$(612,704)	$(2,399,917)	$(2,232,824)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	1,151,162,484	1,138,224,766	1,149,804,908	1,134,412,731
Diluted weighted average common shares outstanding	1,207,520,965	1,138,224,766	1,206,163,389	1,134,412,731

See accompanying notes to the unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Continued from previous page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive loss
Net loss	$(665,199)	$(500,039)	$(2,022,684)	$(1,850,615)
Translation adjustments	(6,152)	(66,383)	84,129	(101,563)
Comprehensive loss	(671,351)	(566,422)	(1,938,555)	(1,952,178)
Comprehensive loss attributable to non-controlling interest	25,582	42,939	89,567	79,800
Comprehensive loss attributable to Vertical Computer Systems, Inc.	$(645,769)	$(523,483)	$(1,848,988)	$(1,872,378)

See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

December 31, 2017 through September 30, 2018

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balances at December 31, 2017	1,188,095,201	$11,883	$(40,000,000)	$(400)	$24,609,424	$(58,087,916)	$339,051	$(478,407)	$(33,606,365)
Amortization of restricted stock awards	—	—	—	—	33,127	—	—	—	33,127
Amortization of subsidiary restricted stock awards	—	—	—	—	52,299	—	—	—	52,299
Shares issued for vested restricted stock awards	570,000	5	—	—	(5)	—	—	—	—
Issuance of subsidiary shares for debt extensions	—	—	—	—	103,656	—	—	(4,557)	99,099
Issuance of subsidiary shares for services	—	—	—	—	3,046	—	—	(3,046)	—
Issuance of shares for subsidiary non-operating penalties	2,500,000	25	—	—	32,975	—	—	—	33,000
Issuance of subsidiary shares for subsidiary non-operating penalties	—	—	—	—	97,070	—	—	(4,220)	92,850
Discount from warrants issued with debt	—	—	—	—	4,823	—	—	—	4,823
Derivative liability for warrants issued with convertible debt	—	—	—	—	(6,738)	—	—	—	(6,738)
Dividends paid to non-controlling interest holders	—	—	—	—	—	—	—	(89,090)	(89,090)
Dividends declared but unpaid to non-controlling interest holders	—	—	—	—	—	—	—	(1,242)	(1,242)
Other comprehensive income translation adjustment	—	—	—	—	—	—	84,129	—	84,129
Net loss	—	—	—	—	—	(1,933,117)	—	(89,567)	(2,022,684)
Balances at September 30, 2018	1,191,165,201	$11,913	(40,000,000)	(400)	$24,929,677	$(60,021,033)	$423,180	$(670,129)	$(35,326,792)

 See accompanying notes to the unaudited consolidated financial statements.

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(2,022,684)	$(1,850,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,364	974
Amortization of debt discounts	219,641	411,603
Common shares issued for services	—	21,060
Common shares issued to employees	—	84,800
Issuance of shares for subsidiary non-operating penalties	125,850	—
Bad debt recovery	(35,561)	(24,147)
Gain on derivatives	(129,346)	(925,812)
Amortization of restricted stock awards	33,127	99,963
Amortization of subsidiary restricted stock awards	52,299	246,276
Changes in operating assets and liabilities:
Accounts receivable	211,559	101,382
Prepaid expenses and other assets	(15,420)	6,838
Accounts payable and accrued liabilities	1,415,512	1,824,065
Accounts payable related parties	34,881	1,444
Deferred revenue	(508,652)	(506,154)
Net cash used in operating activities	(616,430)	(508,323)

Cash flow from investing activities:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Borrowings on notes payable	795,100	301,500
Borrowings on convertible debentures	—	110,000
Borrowings on related party debt	45,000	—
Payments of notes payable	(20,944)	(159,705)
Issuance of preferred stock	—	260,000
Dividends paid by subsidiary to non-controlling interest	(89,090)	—
Bank overdraft	—	3,408
Net cash provided by financing activities	730,066	515,203

Effect of changes in exchange rates on cash	48,649	(18,773)

Net change in cash and cash equivalents	162,285	(11,893)
Cash and cash equivalents, beginning of period	62,084	190,448
Cash and cash equivalents, end of period	$224,369	$178,555

See accompanying notes to unaudited consolidated financial statements.

(Continued on next page)

Vertical Computer Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

	Nine Months Ended September 30,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid for interest	$268,747	$32,163
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Common shares issued for conversion of debt and accrued interest	—	22,421
Settlement of derivative liability upon conversion of debt	—	19,566
Debt discount due to shares and warrants issued with convertible debt	26,647	17,390
Debt discount due to derivative liabilities	—	18,653
Debt discount due to subsidiary shares issued for debt extensions	99,099	89,017
Common shares issued for vested restricted stock awards	5	11
Debt discount due to warrants issued with debt	4,823	—
Reclassification of warrants as derivative liabilities	6,738	—
Non-controlling interest adjustment to equity	—	459,982
Debt modification	—	10,000
Dividends declared but unpaid to non-controlling interest holders	$1,242	$97,500

See accompanying notes to unaudited consolidated financial statements.

VERTICAL COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Vertical Computer Systems, Inc. (‘we”, “our”, the “Company” or “Vertical”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Vertical’s annual report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, “our”, “we”, the “Company,” “Vertical”, or “VCSY”, as applicable). Vertical’s subsidiaries which currently maintain daily business operations are NOW Solutions, a 75% owned subsidiary, and SnAPPnet, Inc. (“SnAPPnet”), an 80% owned subsidiary of Vertical. Vertical’s subsidiaries which have minimal operations are Vertical do Brasil, Taladin, Inc. (“Taladin”), and Vertical Healthcare Solutions, Inc. (“VHS”), each of which a wholly-owned subsidiary of Vertical, as well as Priority Time Systems, Inc. (“Priority Time”), an 80% owned subsidiary, Ploinks, Inc. (“Ploinks”), an 87% owned subsidiary and Government Internet Systems, Inc. (“GIS”), an 84.5% owned subsidiary. Vertical’s subsidiaries which are inactive include EnFacet, Inc. (“ENF”), Globalfare.com, Inc. (“GFI”), Pointmail.com, Inc. and Vertical Internet Solutions, Inc. (“VIS”), each of which is a wholly-owned subsidiary of Vertical.

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

Revenue Recognition

On January 1, 2018, the company adopted ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit as of January 1, 2018 or revenues for the quarter ended September 30, 2018, as a result of applying Topic 606.

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

The Company disaggregates revenue by industry as well as by country to depict the nature and economic characteristics affecting revenue. The following table presents our revenue disaggregated by industry for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
Industry	2018	2017	2018	2017

Agriculture	$69,535	$70,749	$212,271	$255,653
Automotive	9,339	7,132	23,877	21,133
Distribution	15,686	33,439	63,661	65,991
Education	197,160	171,490	632,113	495,605
Financial Services	18,605	18,720	62,294	55,329
Government	124,311	99,755	388,458	327,450
Healthcare	270,926	292,538	918,632	891,430
Manufacturing	55,792	54,813	177,315	161,900
Manufacturing Services	8,401	11,133	27,764	31,894
Media	28,072	28,288	86,211	81,436
Oil and Gas	55,016	48,929	155,968	144,012
Pulp and Paper Distribution	23,126	23,935	70,455	89,685
Pulp and Paper Manufacturing	5,150	4,975	15,414	14,074
Engineering	—	25,681	34,777	93,089
Government Contractor	117,010	28,847	214,898	93,575
Other	—	294	—	811
Total revenues	$998,129	$920,718	$3,084,108	$2,823,067

The following table presents our revenue disaggregated by country for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2018	2017	2018	2017

Canada	$612,629	$579,564	$1,975,042	$1,723,187
United States	385,500	341,154	1,109,066	1,099,880
Total revenues	$998,129	$920,718	$3,084,108	$2,823,067

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

For the nine months ended September 30, 2018 and 2017, common stock equivalents related to the convertible debentures, convertible debt and preferred stock and stock derivative liability were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2018 and 2017, the Company had 56,358,481 and 83,059,735 potential common shares under convertible notes, which were included in the calculation of diluted loss per share.

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

Note 2. Going Concern

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2018 and 2017 have been prepared assuming that we will continue as a going concern, and accordingly realize our assets and satisfy our liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of September 30, 2018, we had negative working capital of approximately $24.9 million and defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Notes Payable

The following table reflects our third party debt activity, including our convertible debt, for the nine months ended September 30, 2018:

December 31, 2017	$7,098,138
Repayments of third party notes	(20,944)
Borrowings from third parties	795,100
Debt discounts due to stock, warrants and derivative liabilities	(130,569)
Amortization of debt discounts	219,641
Effect of currency exchange	(281)
September 30, 2018	$7,961,085

During the nine months ended September 30, 2018, the Company borrowed $282,000 from a third party lender at 10% interest per annum, and the Company made total payments of $20,944 on notes payable to third parties.

During the nine months ended September 30, 2018, the Company issued promissory notes to third party lenders in the aggregate principal amount of $470,000 for loans made by these lenders in the same amount to the Company. These notes bear interest at 10% per annum and are due within 90 days of the date the respective note was issued and on demand. In connection with the loans, the Company issued 1-year to 3-year warrants to purchase an aggregate total of 2,700,000 shares of VCSY common stock at a purchase price of $0.10-$0.20 per share to certain third party lenders.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase a total of 12,100,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 320,199 shares of the common stock of Ploinks, Inc. to third party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,210,000 that were issued from 2015 through 2017. The aggregate fair market value of the Ploinks shares was determined to be $99,102 and was recorded as debt discount and is being amortized through the term of the convertible debenture. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification. The due dates for all these convertible debentures were extended until October 1, 2018.

During the nine months ended September 30, 2018, NOW Solutions issued a note payable in the principal amount of $43,100, to a third party bearing interest at 10% annum for advances made on behalf of NOW Solutions in 2013.

On July 25, 2018, Taladin executed an amendment to a pledge agreement (the “Amended Pledge Agreement”) with a third party lender. In connection with the Amended Pledge Agreement, the Company and NOW Solutions also executed an amendment of certain promissory notes (the “Taladin Pledged Notes”) issued to the lender by the Company and NOW Solutions to a third party lender in the aggregate principal amount of $715,000. The outstanding balance due under the Notes as of June 30, 2018, including interest, was $2,093,334 (plus $280,000 in penalties).

Under the original pledge agreement, Taladin pledged 20,000,000 shares (the “Taladin Pledged Shares”) of the Company’s common stock to the lender to secure obligations under the Taladin Pledged Notes, as amended, consisting of (a) promissory note issued by NOW Solutions in the principal amount of $215,000 issued on September 4, 2003 and assigned to the lender effective on January 4, 2004, (b) the promissory note issued by VCSY in the principal amount of $200,000 issued on October 24, 2006 and (c) the promissory note issued by VCSY in the principal amount of $300,000 issued on March 5, 2007.

Terms of the Amended Pledge Agreement. Under the terms of the Amended Pledge Agreement, in lieu of selling the Taladin Pledged Shares pursuant to the original terms of the pledge agreement, Taladin and the lender agreed that Taladin, or a party acting on Taladin’s behalf, had the right to purchase a total of 10,000,000 shares of the Taladin Pledged Shares from Taladin at a purchase price of $0.015 per share over a certain period of time. The Company made $150,000 in payments to the lender and all rights to the 10,000,000 shares of the Pledged Stock have been retained by Taladin.

Terms of the Amendment of the Notes. Under the terms of the amendment to the Taladin Pledged Notes, all defaults under these notes were cured; however, the default interest rate of 16% continues to apply, subject to the terms of the amendment of the Taladin Pledged Notes. The Taladin Pledged Notes have been amended as follows: (a) $125,000 will applied to the currently outstanding penalties in the amount of $280,000, which were deemed to be paid in full (and the remaining $155,000 in penalties were cancelled) and (b) a payment of $25,000 was applied toward the Taladin Pledged Notes; (c) beginning on September 1, 2018, and continuing on the first day of each month thereafter, the Company shall make $25,000 monthly installments payments until January 31, 2020 (the “Maturity Date”) at which time all outstanding amounts under the Taladin Pledged Notes will be due; (d) upon an additional payment of $175,000, the annual interest rate for all of the Taladin Pledged Notes will be reduced to an annual interest rate of 12%, provided that if, at any time the delinquent monthly payments exceed $75,000, the annual interest rate will be raised to an annual interest rate of 16%.

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

During the nine months ended September 30, 2018, the Company, through its subsidiary, declared dividends to Lakeshore of $90,332 of which $89,090 were paid and $1,242 were left accrued. During the nine months ended September 30, 2017, the Company, through its subsidiary, declared dividends to Lakeshore of $65,000 which were added to the note balance as part of the December 2017 amendment discussed above.

For additional transactions and updates concerning notes payable after September 30, 2018, please see “Subsequent Events” in Note 9.

Note 4. Derivative Liability and Fair Value Measurements

Derivative liability

As of September 30, 2018, the Company has convertible notes and common stock warrants that qualify as derivative liabilities under ASC 815.

As of September 30, 2018, the aggregate fair value of the outstanding derivative liabilities was $63,576. For the nine months ended September 30, 2018, the net gain on the change in fair value of derivative liabilities was $129,346.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during 2018:

2018
Expected dividends	0%
Expected terms (years)	0.21 – 2.92
Volatility	38% - 164%
Risk-free rate	2.19% - 2.88%

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2018:
Liabilities
Derivative liabilities – convertible debt and warrants	$—	$—	$63,576

As of December 31, 2017:
Liabilities
Derivative liabilities - convertible debt and warrants	$—	$—	$159,537

The estimated fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities and deferred revenue approximates their carrying value due to their short-term nature. The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2018:

Fair value as of December 31, 2017	$159,537
Additions recognized as debt discounts	26,647
Additions due to warrant derivative	6,738
Gain on change in fair value of derivatives	(129,346)
Fair value as of September 30, 2018	$63,576

Note 5. Common and Preferred Stock Transactions

On July 25, 2018, Taladin executed an amendment to a pledge agreement (the “Amended Pledge Agreement”) with a third party lender. Under the original pledge agreement, Taladin pledged 20,000,000 shares (the “Taladin Pledged Shares”) of the Company’s common stock to the lender to secure obligations under the Taladin Pledged Notes, as also amended. Under the terms of the Amended Pledge Agreement, in lieu of selling the Taladin Pledged Shares pursuant to the original terms of the pledge agreement, Taladin and the lender agreed that Taladin, or a party acting on Taladin’s behalf, had the right to purchase a total of 10,000,000 shares of the Taladin Pledged Shares from Taladin at a purchase price of $0.015 per share over a certain period of time. The Company made $150,000 in payments to the lender and all rights to the 10,000,000 shares of the Pledged Stock have been retained by Taladin.

During the nine months ended September 30, 2018, the Company issued promissory notes to third party lenders in the aggregate principal amount of $470,000 for loans made by these lenders in the same amount to the Company. These notes bear interest at 10% per annum and are due within 90 days of the date the respective note was issued and on demand. In connection with the loans, the Company issued 1-year to 3-year warrants to purchase an aggregate total of 2,700,000 shares of VCSY common stock at a purchase price of $0.10-$0.20 per share to certain third party lenders.

During the nine months ended September 30, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards. The company recorded the combined fair value of $125,850 as non-operating penalties in other income (expense) for the six months ended June 30, 2018.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase an aggregate total of 225,000 shares of VCSY common stock at a purchase price of $0.10 and $0.20 per share for an additional 1-year period to third party subscribers who purchased an aggregate total of 750 shares of VCSY Series A Preferred Convertible Stock in the aggregate amount of $150,000.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase a total of 12,100,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 320,199 shares of the common stock of Ploinks, Inc. to third party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,210,000 that were issued from 2015 through 2017. The due dates for all these convertible debentures were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the nine months ended September 30, 2018, 570,000 shares of VCSY common stock issued to employees of the Company vested.

During the nine months ended September 30, 2018, warrants to purchase 1,000,000 shares of VCSY common stock at a purchase price of $0.10 per share expired.

During the nine months ended September 30, 2018, 289,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

Stock compensation expense for the amortization of restricted stock awards was $33,127 for the nine months ended September 30, 2018. As of September 30, 2018, there were 5,490,000 shares of unvested stock compensation awards to employees and 15,500,000 shares of unvested stock compensation awards to non-employees.

We have evaluated our convertible cumulative preferred stock under the guidance set out in FASB ASC 470-20 and accordingly classified these shares as temporary equity in the consolidated balance sheets.

For additional transactions after September 30, 2018 concerning stock transactions, please see “Subsequent Events” in Note 9.

Note 6. Option and Warrant Activity

Option and warrant activities during the nine months ended September 30, 2018 is summarized as follows:

	Incentive Stock Options	Non-Statutory Stock Options	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	—	16,340,000	$0.101
Options/Warrants granted	—	—	2,700,000	$0.181
Options/Warrants exercised	—	—	—	—
Options/Warrants expired/cancelled	—	—	1,000,000	0.10
Outstanding at September 30, 2018	—	—	18,040,000	$0.114

The weighted average remaining life of the outstanding warrants as of September 30, 2018 was 1.79. The intrinsic value of the exercisable warrants as of September 30, 2018 was $0.009.

For additional transactions after September 30, 2018 concerning warrants and stock options, please see “Subsequent Events” in Note 9.

Note 7. Related Party Transactions

The following table reflects our related party debt activity, including our convertible debt, for the nine months ended September 30, 2018:

December 31, 2017	$308,242
Borrowings from related party	45,000
September 30, 2018	$353,242

During the nine months ended September 30, 2018, a director of the Company loaned the Company $45,000. The debt bears interest at 10% and is payable upon demand.

As of September 30, 2018, and December 31, 2017, the Company had accounts payable to employees for unreimbursed expenses and related party contractors in an aggregate amount of $183,641 and $148,760, respectively. The payables are unsecured, non-interest bearing and due on demand.

As of September 30, 2018, and December 31, 2017, the Company has accrued payroll to certain current and former employees of $2,857,777 and $2,770,684, respectively.

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

Since payment of the Bonus is contingent upon first paying all unpaid salary and there are no foreseeable revenues to pay the twenty percent interest in these technologies, it is doubtful at the present time that any Bonus will be paid and therefore the Bonus was not accrued as of September 30, 2018 and December 31, 2017 as this contingent liability is considered remote. Cumulative bonus interest through September 30, 2018 is $4,984,867.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $130,839 of principal and interest accrued as of September 30, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $340,883 of principal and accrued interest as of September 30, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Note 9. Subsequent Events

During the period that runs from October 1, 2018 through November 27, 2018, the Company issued a promissory note to a third party lender in the principal amount of $100,000 for a loan made by the lender in the same amount to the Company. The note bears interest at 10% per annum and is due within 90 days of the date the respective note was issued. In connection with the loan, the Company issued 1-year warrants to purchase an aggregate 2,000,000 shares of VCSY common stock at a purchase price of $0.10-$0.20 per share to the third party lender.

During the period that runs from October 1, 2018 through November 27, 2018, 5,950,000 shares of VCSY common stock issued under restricted stock agreements to employees and consultants of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2018 through November 27, 495,334 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2018 through November 27, 2018, the Company issued certain 3-year warrants to purchase an aggregate total of 12,100,000 shares of VCSY common stock at a purchase price of $0.10 per share to third party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $12,100,000 that were issued from 2015 through 2017. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification. The due dates for all these convertible debentures were extended until January 15, 2019.

During the period that runs from October 1, 2018 through November 27, 2018, the Company extended the term of certain warrants to purchase an aggregate total of 450,000 shares of VCSY common stock at a purchase price of $0.10 and $0.20 per share for an additional 1-year period to third party subscribers who purchased an aggregate total of 1,500 shares of VCSY Series A Preferred Convertible Stock in the aggregate amount of $300,000.

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

Critical Accounting Policies

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value. During the nine months ended September 30, 2018 and 2017, $0 and $0 of internal costs were capitalized, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared To Three and Nine Months Ended September 30, 2017

Total Revenues. We had total revenues of $998,129 and $920,718 for the three months ended September 30, 2018 and 2017, respectively. The increase in total revenues was $77,411 for the three months ended September 30, 2018 representing an 8.4% increase compared to the total revenues for the three months ended September 30, 2017. Substantially all the revenues for the three months ended September 30, 2018 and 2017 were related to the business operations of NOW Solutions.

Revenues for the three months ended September 30, 2018 and 2017 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. There were $50,000 of new licensing sales of our Empath® product during the third quarter of 2018 as compared to $294 of new licensing sales of our Ploinks® product for the same period in 2017. Software maintenance in the three months ended September 30, 2017 decreased by $29,316 or 3.8% from the same period in the prior year. The revenue decrease in software maintenance is primarily related to the loss of US maintenance revenue combined with unfavorable currency rate changes on our Canadian maintenance revenue partially offset by increases in Canada maintenance revenue. Consulting revenue, in the three months ended September 30, 2017 increased by $46,402 from the same period in the prior year, which represents a 52.4% increase. This increase was due to increased consulting services for version upgrades and enhancements to existing accounts in the third quarter of 2018 compared to the third quarter of 2017. Cloud-based revenues were $54,041 for the three months ended September 30, 2018 compared to $48,648 for the same period in the prior year, representing a $5,393 increase or 11.1%. The increase is related to increases in US cloud-based revenue for NOW Solutions partially offset by a decrease in SnAPPnet revenue. Other revenue in the three months ended September 30, 2018 increased by $5,226 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses and other miscellaneous revenues.

We had total revenues of $3,084,108 and $2,823,067 for the nine months ended September 30, 2018 and 2017, respectively. The increase in total revenues was $261,041 for the nine months ended September 30, 2018 representing a 9.2% increase compared to the total revenues for the nine months ended September 30, 2017. Substantially all the revenues for the nine months ended September 30, 2018 and 2017 were related to the business operations of NOW Solutions.

Revenues for the nine months ended September 30, 2018 and 2017 primarily consist of fees derived from software licenses, consulting services, software maintenance and cloud-based offerings. There were $150,081 of new licensing sales of our Empath® product during the nine months ended September 30, 2018 as compared to $811 of new licensing sales of our Ploinks® product for the same period in 2017. Software maintenance in the nine months ended September 30, 2018 decreased by $50,433 or 2.1% from the same period in the prior year. The revenue decrease in software maintenance is related to the loss of US and early pay discounts partially offset by an increase in Canadian maintenance revenue and favorable currency rate change. Consulting revenue, in the nine months ended September 30, 2018, increased by $173,750 from the same period in the prior year, which represents a 65.6% increase. This increase was primarily due to increased consulting services for version upgrades and enhancements to existing accounts in the US and Canada during the nine months ended September 30, 2017. Cloud-based revenues were $143,093 for the nine months ended September 30, 2018 compared to $174,315 for the same period in the prior year, representing a $31,222 decrease or 17.9%. The decrease is primarily related to a reduction in Canadian cloud-based revenue and SnAPPnet revenue partially offset by an increase in US cloud-based revenue. Other revenue in the nine months ended September 30, 2017 increased by $19,676 from the same period in the prior year. Other revenue consists primarily of reimbursable travel expenses and other miscellaneous revenues.

Cost of Revenues. We had direct costs associated with our revenues of $399,993 for the three months ended September 30, 2018, compared to $357,689 for the three months ended September 30, 2017. The increase in cost of revenues of $42,304 represents a 11.8% increase. The increase in direct cost of revenues was primarily due to increases in payroll and travel expenses.

For the nine months ended September 30, 2018, direct costs of revenues were $1,153,507 compared to $1,170,484 for the same period in 2017, resulting in a decrease of $16,977 or 1.5%. The decrease in direct cost of revenues was primarily due to decreases in payroll and travel expenses.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $765,227 and $994,410 in the three months ended September 30, 2018 and 2017, respectively. The decrease of $229,183 is 23.0% less than the same period in 2017. We had decreased payroll, stock compensation and travel expenses.

For the nine months ended September 30, 2018, we had selling, general and administrative expenses of $2,404,599 compared to $2,973,669 for the nine months ended September 30, 2017. The decrease of $569,070 was 19.1% lower than the same period in 2017. We had decreased payroll, stock compensation, travel expenses, legal fees and penalties partially offset by increased consulting fees.

Depreciation and amortization. For the three months ended September 30, 2018, we had depreciation and amortization of $788 compared to $324 for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, $2,364 and $974, respectively, of depreciation and amortization was recorded.

Bad debt expense/recovery. During the three months ended September 30, 2018 we had bad debt recoveries of $12,549 compared to bad debt expense of $40,520 for the period ended September 30, 2017. During the nine months ended September 30, 2018 and 2017 we had $35,561 and $24,147 of bad debt recoveries, respectively. Bad debt expense relates to account receivables that were greater than ninety days past due. Bad debt recovery relates to collections of accounts receivables previously expense and subsequently collected.

Gain/Loss on Derivative Liability. Derivative liabilities are adjusted each quarter for changes in the market value of the Company’s common stock, common stock warrants, and convertible debentures. Market value for common stock warrants and convertible debentures is determined using the Black-Scholes Model. The gain on derivative liabilities was $33,032 for the three months ended September 30, 2018 compared to $305,914 for the comparable period in 2017. The gain on derivative liabilities was $129,346 for the nine months ended September 30, 2018 compared to a gain of $925,812 for the nine months ended September 30, 2017.

Forbearance Fees. Forbearance fees relate to fees charged by our lenders on loans in default. The company had no forbearance fees for the three months ended September 30, 2018 and 2017.

Forbearance fees for the nine months ended September 30, 2018 were $0 compared to $6,000 for the nine months ended September 30, 2017. The fees for the nine months ended September 30, 2017 are related to a VCSY lender.

Interest Expense. We had interest expense of $523,875 and $374,914 for the three months ended September 30, 2018 and 2017, respectively. Interest expense increased by $148,961 representing an increase of 39.7% compared to the same expense in the three months ended September 30, 2017. The increase was due to additional borrowings in the three months ended September 30, 2018 and interest on loans going into default.

For the nine months ended September 30, 2018, we had interest expense of $1,432,364 compared to $1,393,517 for the same period in 2017, representing an increase of $38,847 or 2.8% for the period. The increase was due to interest on loans going into default.

Net loss before non-controlling interest and income taxes. We had a net loss before non-controlling interest and income taxes of $646,171 and $541,224 for the three months ended September 30, 2018 and 2017, respectively. The net loss before non-controlling interest and income taxes for the three months ended September 30, 2018 was due to the factors discussed above for revenues, cost of revenues, bad debt expense and selling, general and administrative expenses, which essentially gave us an operating loss of $155,330. This loss was increased by interest expense and reduced by gain on derivative liabilities. The net loss before non-controlling interest and income taxes for the three months ended September 30, 2017 was due to the factors discussed above for revenues, cost of revenues and selling, general and administrative expenses, which essentially gave us an operating loss of $472,225 This loss was increased by interest expense and reduced by gain on derivative liabilities.

We had a net loss before non-controlling interest and income taxes of $1,869,661 and $1,771,601 for the nine months ended September 20, 2018 and 2017, respectively. The net loss before income taxes for the nine months ended September 30, 2018 was due to the factors discussed above for revenues, cost of revenues, bad debt expense and selling, general and administrative expenses, which essentially gave us an operating loss of $440,801. This loss was increased by interest expense and non-operating penalties and reduced by gain on derivative liabilities. The net loss before income taxes for the nine months ended September 30, 2017 was due to the factors discussed above for revenues, cost of revenues, bad debt expense, impairment of software development costs and selling, general and administrative expenses, which essentially gave us an operating loss of $1,297,913. This loss was increased by forbearance fees and interest expense and reduced by gain on derivative liabilities.

Income tax expense/benefit. We had an income tax expense of $19,028 and $153,023 for the three and nine months ended September 30, 2018 and 2017, respectively. Income taxes are related to NOW Solutions, a 75% owned subsidiary of the Company.

We had income tax benefit of $41,185 and income tax expense of $79,014 for the three and nine months ended September 30, 2017, respectively. Income tax expense and benefit is related to NOW Solutions, a 75% owned subsidiary of the Company.

Dividends Applicable to Preferred Stock. We have outstanding Series A 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a semi-annual basis. The Company also has outstanding Series C 4% convertible cumulative preferred stock that accrues dividends at a rate of 4% on a quarterly basis. The total dividends applicable to Series A and Series C preferred stock were $155,600 and $155,604 for the three months ended September 30, 2018 and 2017, respectively and $466,800 and $462,009 for the nine months ended September 30, 2018 and 2017, respectively.

Net Loss Available to Common Stockholders. We had a net loss attributed to common stockholders of $795,217 and $612,704 for the three months ended September 30, 2018 and 2017, respectively. Net loss attributed to common stockholders was due to the factors discussed above.

We had a net loss attributed to common stockholders of $2,399,917 and $2,232,824 for the nine months ended September 30, 2018 and 2017, respectively. Net loss available to common stockholders was due to the factors discussed above.

Net Loss Per Share. We had a net loss per share of $0.00 and $0.00 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

At September 30, 2018, we had non-restricted cash-on-hand of $224,369 compared to $62,084 at December 31, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was $616,430 compared to net cash used in operating activities of $508,323 for the nine months ended September 30, 2017.

A large portion of our cash (and revenue) comes from software maintenance. When we bill, and collect for software maintenance, we record a liability in deferred revenue and recognize income ratably over the maintenance period. Deferred revenue decreased $537,577 or 30.7% from the balance at December 31, 2017. The decrease was due to a higher number of customers on calendar year maintenance agreements which results in higher deferred revenue in December.

Our accounts receivable trade decreased from $349,002 at December 31, 2017 to $172,041 (net of allowance for bad debts) at September 30, 2018. The decrease is a result of seasonal fluctuations in the timing of billing for software maintenance which typically yields higher receivables in December compared to September.

The combined accounts payable to related parties and accounts payable and accrued liabilities went from $14,271,154 at December 31, 2017 to $15,717,995 at September 30, 2018. The increase is primarily related to an increase in accrued interest and accrued payroll. The resulting balance at September 30, 2018 is 91 times more than the balance in accounts receivable. This is one of the reasons why we do not have sufficient funds available to fund our operations and repay our debt obligations under their existing terms, as described below.

We used cash to invest in equipment and the development of software products for the nine months ended September 30, 2018 and September 30, 2017 of $0 and $0, respectively. Equipment relates to computer equipment and peripherals for upgraded network servers to increase the productivity of our software developers, and new personal computers for developers, consultants and sales personnel. Software development relates to the development of new products.

For the nine months ended September 30, 2018, we had $840,100 of new debt funding, repaid $20,944 to lenders and paid $89,090 of dividends to non-controlling shareholders of NOW Solutions. For the nine months ended September 30, 2017, we had $411,500 of new debt funding, $260,000 of equity financing, repaid $178,918 to lenders and accrued $97,500 of dividends to non-controlling shareholders of NOW Solutions.

The total change in cash for the nine months ended September 30, 2018 was an increase of $162,285.

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

	Balance at	Due in Next Five Years
Contractual Obligations	September 30, 2018	2018	2019	2020	2021	2022+

Notes payable	$6,960,972	$6,960,972	$—	$—	$—	$—
Convertible debentures	1,355,969	1,355,969	—	—	—	—
Operating lease	260,858	21,539	86,154	81,932	71,233	—
Total	$8,577,799	$8,338,480	$86,154	$81,932	$71,233	$—

Of the notes payable, the default status is as follows:

	September 30, 2018	December 31, 2017

In default	$5,703,473	$3,390,190
Not in default	2,613,468	4,091,895

Total Notes Payable	$8,316,941	$7,482,085

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. We had a net loss before non-controlling interest of $2,022,684 and $1,850,615 for the nine months ended September 30, 2018 and 2017, respectively and have historically incurred losses. Since December 31, 2009, we have used substantial funds in further developing our product line and in conducting present and new operations, and we need to raise additional funds and/or generate additional revenue through our existing businesses, including the licensing of our intellectual property, to accomplish our objectives. Additionally, at September 30, 2018, we had negative working capital of approximately $24.9 million (although this figure includes deferred revenue of approximately $1.2 million) and have defaulted on several of our debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On February 13, 2017, the Company was served with a complaint filed by Parker Mills in the Superior Court of the State of California, County of Los Angeles, Central District, for failure to make payment on the outstanding balance due under a $100,000 convertible debenture issued by the Company to Parker Mills.  The plaintiff seeks payment of the principal balance due under the convertible debenture of $100,000, interest at the rate of 12% per annum, attorney’s fees and court costs.  In June 2017, the court entered a default judgment against the Company. We intend to resolve this matter with Parker Mills. This case is styled Parker Mills, LLP v. Vertical Computer Systems, Inc., No. BC649122. William Mills is a partner of Parker Mills and the Secretary and a Director of the Company. The Company has $130,839 of principal and interest accrued as of September 30, 2018.

On April 12, 2017, NOW Solutions, Inc. was served with a Notice of Motion for Summary Judgment in Lieu of Complaint,  which was filed by Derek Wolman in the Supreme Court of the State of New York in County of New York for failure to make outstanding payments on the outstanding balance due under one promissory note in the principal amount of $150,000 (issued on November 17, 2009) and one promissory note in the principal amount of $50,000 (issued on August 28, 2014), both of which were issued by NOW Solutions to Mr. Wolman.  The plaintiff seeks a judgment totaling $282,299 (which includes principal and accrued interest), plus additional accrued interest from the date the complaint was filed, attorney’s fees and expenses. On September 8, 2017, the court awarded Mr. Wolman a judgment in the amount of $282,299, which accrues interest at the rate of 16% per annum plus attorney’s fees as to be determined by the court. The Company has $340,883of principal and accrued interest as of September 30, 2018. We intend to resolve this matter with Mr. Wolman. This case is styled Derek Wolman v. Now Solutions, Inc., No. 65/502/17.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-K for the year ended December 31, 2017, as filed on May 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2018, Taladin executed an amendment to a pledge agreement (the “Amended Pledge Agreement”) with a third party lender. Under the original pledge agreement, Taladin pledged 20,000,000 shares (the “Taladin Pledged Shares”) of the Company’s common stock to the lender to secure obligations under the Taladin Pledged Notes, as also amended. Under the terms of the Amended Pledge Agreement, in lieu of selling the Taladin Pledged Shares pursuant to the original terms of the pledge agreement, Taladin and the lender agreed that Taladin, or a party acting on Taladin’s behalf, had the right to purchase a total of 10,000,000 shares of the Taladin Pledged Shares from Taladin at a purchase price of $0.015 per share over a certain period of time. The Company made $150,000 in payments to the lender and all rights to the 10,000,000 shares of the Pledged Stock have been retained by Taladin.

During the nine months ended September 30, 2018, the Company issued promissory notes to third party lenders in the aggregate principal amount of $470,000 for loans made by these lenders in the same amount to the Company. These notes bear interest at 10% per annum and are due within 90 days of the date the respective note was issued and on demand. In connection with the loans, the Company issued 1-year to 3-year warrants to purchase an aggregate total of 2,700,000 shares of VCSY common stock at a purchase price of $0.10-$0.20 per share to certain third party lenders.

During the nine months ended September 30, 2018, the Company issued an additional 2,500,000 VCSY common shares at a fair market value of $33,000 and an additional 300,000 Ploinks common shares at a fair market value of $92,850 to certain third party purchasers of 600,000 shares of VHS Series A Preferred Stock from a member of Lakeshore. These additional shares were issued to facilitate the execution of the 2017 Lakeshore Loan Amendment which resulted in the cure of any existing defaults under the Loan Agreement and the Note, as well as the release by Lakeshore of the security interests in the SiteFlash assets and the assets of SnAPPnet and Priority Time, when VHS did not meet performance standards. The company recorded the combined fair value of $125,850 as non-operating penalties in other income (expense) for the six months ended June 30, 2018.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase a total of 500,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted 9,100 shares of the common stock of Ploinks, Inc. to third party lenders in connection with certain extensions of convertible debentures in the principal amount of $65,000 that were issued in 2016 and 2017. The due dates for all these convertible extensions were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase an aggregate total of 225,000 shares of VCSY common stock at a purchase price of $0.10 and $0.20 per share for an additional 1-year period to third party subscribers who purchased an aggregate total of 750 shares of VCSY Series A Preferred Convertible Stock in the aggregate amount of $150,000.

During the nine months ended September 30, 2018, the Company extended the term of certain warrants to purchase a total of 12,100,000 shares of VCSY common stock (at $0.10 per share) for an additional 1-year period and granted a total of 320,199 shares of the common stock of Ploinks, Inc. to third party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $1,210,000 that were issued from 2015 through 2017. The due dates for all these convertible debentures were extended until October 1, 2018. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification.

During the nine months ended September 30, 2018, 570,000 shares of VCSY common stock issued to employees of the Company vested.

During the nine months ended September 30, 2018, warrants to purchase 1,000,000 shares of VCSY common stock at a purchase price of $0.10 per share expired.

During the nine months ended September 30, 2018, 289,998 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2018 through November 27, 2018, the Company issued a promissory note to a third party lender in the principal amount of $100,000 for a loan made by the lender in the same amount to the Company. The note bears interest at 10% per annum and is due within 90 days of the date the respective note was issued. In connection with the loan, the Company issued 1-year warrants to purchase an aggregate 2,000,000 shares of VCSY common stock at a purchase price of $0.10-$0.20 per share to the third party lender.

During the period that runs from October 1, 2018 through November 27, 2018, 5,950,000 shares of VCSY common stock issued under restricted stock agreements to employees and consultants of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2018 through November 27, 495,334 shares of the common stock of Ploinks, Inc. issued under restricted stock agreements to consultants and employees of the Company and a subsidiary of the Company vested.

During the period that runs from October 1, 2018 through November 27, 2018, the Company issued certain 3-year warrants to purchase an aggregate total of 12,100,000 shares of VCSY common stock at a purchase price of $0.10 per share to third party lenders in connection with certain extensions of convertible debentures in the aggregate principal amount of $12,100,000 that were issued from 2015 through 2017. The incremental change in the fair value of the extended warrants was immaterial and did not change the conclusion of the debt modification. The due dates for all these convertible debentures were extended until January 15, 2019.

During the period that runs from October 1, 2018 through November 27, 2018, the Company extended the term of certain warrants to purchase an aggregate total of 450,000 shares of VCSY common stock at a purchase price of $0.10 and $0.20 per share for an additional 1-year period to third party subscribers who purchased an aggregate total of 1,500 shares of VCSY Series A Preferred Convertible Stock in the aggregate amount of $300,000.

Item 3.	Defaults Upon Senior Securities

Note payable, amended, of $2,291,395, issued by NOW Solutions to Lakeshore Investment, LLC, dated January 9, 2013.  The note is secured with the assets of NOW Solutions and bears a default interest rate of 16%. As of November 27, 2018, the outstanding principle and accrued interest currently due under the note is $2,338,709.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 27, 2018	Provided herewith

32.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 27, 2018	Provided herewith

101.INS	XBRL Instance Document	Provided herewith

101.SCH	XBRL Taxonomy Extension Schema	Provided herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Provided herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Provided herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Provided herewith

101.PRE	XBRL Taxonomy Extension Presentation Document	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL COMPUTER SYSTEMS, INC.

November 27, 2018	By:	/s/ Richard Wade
Richard Wade
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)